Form 10-K
period 2019-12-31
DISH Network CORP
filed 2020-02-19
CIK 1001082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                 TO                .

Commission file number: 001-39144

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

Large accelerated filer ⌧	Accelerated filer ◻

Non-accelerated filer ◻	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ◻ No ☒

As of June 30, 2019, the aggregate market value of Class A common stock held by non-affiliates of the registrant was $8.6 billion based upon the closing price of the Class A common stock as reported on the Nasdaq Global Select Market as of the close of business on the last trading day of the month.

As of February 10, 2020, the registrant’s outstanding common stock consisted of 284,612,148 shares of Class A common stock and 238,435,208 shares of Class B common stock, each $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated into this Form 10-K by reference:

Portions of the registrant’s definitive Proxy Statement to be filed in connection with its 2020 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

●	We generally do not carry commercial in-orbit insurance on any of the satellites that we own and could face significant impairment charges if any of our owned satellites fail.

●	We may have potential conflicts of interest with EchoStar due to our common ownership and management.

●	We rely on key personnel and the loss of their services may negatively affect our business.

Acquisition and Capital Structure Risks

●	We have made substantial investments to acquire certain wireless spectrum licenses and other related assets. In addition, we have made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses.

●	We face certain risks related to our non-controlling investments in the Northstar Entities and the SNR Entities, which may have a material adverse effect on our business, results of operations and financial condition.

●	To the extent that we commercialize our wireless spectrum licenses, we will face certain risks entering and competing in the wireless services industry and operating a wireless services business.

●	Our wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. The failure to meet such build-out and/or renewal requirements may have a material adverse effect on our business, results of operations and financial condition.

●	We rely on highly skilled personnel for our wireless business, including without limitation our ability to meet build-out requirements, and if we are unable to hire and retain key personnel or hire qualified personnel then our wireless business may be adversely affected.

●	The Prepaid Business Sale may not be completed on the terms or timeline currently contemplated, or at all, as we and the Sellers may be unable to satisfy the conditions or obtain the approvals required to complete the Prepaid Business Sale or such approvals may contain material restrictions or conditions.
●	We may fail to realize all of the anticipated benefits of the Prepaid Business Sale.

●	The integration of the BSS Business may not be as successful as anticipated.

●	We may fail to realize all of the anticipated benefits of the Master Transaction Agreement.

●	Despite the acquisition of additional satellites acquired pursuant to the Master Transaction Agreement, we continue to have limited satellite capacity, and failures or reduced capacity could adversely affect our DISH TV services.

●	Current DISH Network stockholders have reduced ownership and voting interest in and exercise less influence over management of DISH Network following the closing of the Master Transaction Agreement.

●	If we were to take certain actions that could cause the Distribution to become taxable to EchoStar, we may be required to indemnify EchoStar for any resulting tax liability, and the indemnity amounts could be substantial.

●	We may pursue acquisitions and other strategic transactions to complement or expand our business that may not be successful, and we may lose up to the entire value of our investment in these acquisitions and transactions.

●	We may need additional capital, which may not be available on acceptable terms or at all, to continue investing in our business and to finance acquisitions and other strategic transactions.

●	We have substantial debt outstanding and may incur additional debt.

●	The conditional conversion features of our 3 3/8% Convertible Notes due 2026 (the “Convertible Notes due 2026”) and our 2 3/8% Convertible Notes due 2024 (the “Convertible Notes due 2024,” and collectively with the Convertible Notes due 2026, the “Convertible Notes”), if triggered, may adversely affect our financial condition.

●	The convertible note hedge and warrant transactions that we entered into in connection with the offering of the Convertible Notes due 2026 may affect the value of the Convertible Notes due 2026 and our Class A common stock.

●	We are subject to counterparty risk with respect to the convertible note hedge transactions.

●	From time to time a portion of our investment portfolio may be invested in securities that have limited liquidity and may not be immediately accessible to support our financing needs, including investments in public companies that are highly speculative and have experienced and continue to experience volatility.

●	It may be difficult for a third party to acquire us, even if doing so may be beneficial to our shareholders, because of our ownership structure.

●	We are controlled by one principal stockholder who is also our Chairman.

Legal and Regulatory Risks

●	The rulings in the Telemarketing litigation requiring us to pay up to an aggregate amount of $280 million and imposing certain injunctive relief against us, if upheld, would have a material adverse effect on our cash, cash equivalents and marketable investment securities balances and our business operations.

●	Our business may be materially affected by the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”). Negative or unexpected tax consequences could adversely affect our business, financial condition and results of operations.

●	Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.

●	We are, and may become, party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.

●	Our ability to distribute video content via the Internet, including our Sling TV services, involves regulatory risk.

●	Changes in the Cable Act of 1992 (“Cable Act”), and/or the rules of the Federal Communications Commission (“FCC”) that implement the Cable Act, may limit our ability to access programming from cable-affiliated programmers at nondiscriminatory rates.

●	The injunction against our retransmission of distant networks, which is currently waived, may be reinstated.

●	We are subject to significant regulatory oversight, and changes in applicable regulatory requirements, including any adoption or modification of laws or regulations relating to the Internet, could adversely affect our business.

●	Our DISH TV services depend on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

●	We are subject to digital high-definition (“HD”) “carry-one, carry-all” requirements that cause capacity constraints.

●	Our business, investor confidence in our financial results and stock price may be adversely affected if our internal controls are not effective.

●	We may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).

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

Pay-TV

We offer pay-TV services under the DISH® brand and the Sling® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, FCC licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The Sling branded pay-TV services consist of, among other things, multichannel, live-linear streaming OTT Internet-based domestic, international and Latino video programming services (“Sling TV”). As of December 31, 2019, we had 11.986 million Pay-TV subscribers in the United States, including 9.394 million DISH TV subscribers and 2.592 million Sling TV subscribers.

Master Transaction Agreement. On May 19, 2019, we and our wholly-owned subsidiary BSS Merger Sub Inc., (“Merger Sub”), entered into a Master Transaction Agreement (the “Master Transaction Agreement”) with EchoStar and EchoStar BSS Corporation, a wholly-owned subsidiary of EchoStar (“Newco”).

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

See Note 1 to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on the impact on our Consolidated Balance Sheets.

Sprint Asset Acquisition

Asset Purchase Agreement

On July 26, 2019, we entered into an Asset Purchase Agreement (the “APA”) with T-Mobile US, Inc. (“TMUS”) and Sprint Corporation (“Sprint” and together with TMUS, the “Sellers” and after the consummation of the Sprint-TMUS merger, sometimes referred to as “NTM”).

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

At the closing of the Prepaid Business Sale, we and NTM will enter into a transition services agreement under which we will receive certain transitional services (the “TSA”), a master network services agreement for the provision of network services by NTM to us (the “MNSA”), an option agreement entitling us to acquire certain decommissioned cell sites and retail stores of NTM (the “Option Agreement”) and an agreement under which we would purchase all of Sprint’s 800 MHz spectrum licenses, totaling approximately 13.5 MHz of nationwide wireless spectrum for an additional approximately $3.59 billion (the “Spectrum Purchase Agreement” and together with the APA, the TSA, the MNSA and the Option Agreement, the “Transaction Agreements”). See Note 15 “Commitments and Contingencies – Commitments – Sprint Asset Acquisition” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on the Transaction Agreements.

Wireless

Beginning on November 5, 2019, and while the approval of the Sprint-TMUS merger is pending, the March 7, 2020 build-out deadline for both the AWS-4 and Lower 700 MHz E Block spectrum bands is tolled; however, if the Sprint-TMUS merger is not consummated, the original deadlines (as discussed in Note 15 “Commitments and Contingencies – Commitments – Wireless – DISH Network Spectrum” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K) would be reinstated with extensions equal to the length of time the deadline was tolled. During October 2019, we paused work on our narrowband Internet of Things (“IoT”) deployment due to our March 2020 build-out deadlines being tolled. We have issued requests for information and proposals (“RFI/Ps”) to various vendors in the wireless industry as we move forward with our 5G broadband network deployment (“5G Network Deployment”).

Since 2008, we have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets and made over $10 billion in non-controlling investments in certain entities, for a total of over $21 billion, as described further below. The $21 billion of investments related to wireless spectrum licenses described below does not include $5 billion of capitalized interest related to the carrying value of such licenses.  See Note 2 “Capitalized Interest” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on capitalized interest.

DISH Network Spectrum

We have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets. These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. In March 2017, we notified the FCC that we planned to deploy a narrowband IoT network on certain of these wireless licenses, which was to be the first phase of our network deployment (“First Phase”). We expected to complete the First Phase by March 2020, with subsequent phases to be completed thereafter. We have entered into vendor contracts with multiple parties for, among other things, base stations, chipsets, modules, tower leases, the core network, RF design, and deployment services for the First Phase.  Among other things, initial RF design in connection with the First Phase was complete, we had secured certain tower sites, and we were in the process of identifying and securing additional tower sites.  The core network had been installed and commissioned.  We installed the first base stations on sites in 2018 and were in the process of deploying the remaining base stations.  During October 2019, we paused work on our narrowband IoT deployment due to our March 2020 build-out deadlines being tolled as discussed above.  In addition, we have issued RFI/Ps to various vendors in the wireless industry as we move forward with our 5G Network Deployment.  We currently expect expenditures for our wireless projects to be between $250 million and $500 million during 2020, excluding capitalized interest.  We currently expect expenditures for our 5G Network Deployment to be approximately $10 billion, excluding capitalized interest.  We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses. Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly. In addition, as we consider our options for the commercialization of our wireless spectrum, we will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure. We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers. See Note 2 “Capitalized Interest” and Note 15 “Commitments and Contingencies – Commitments – Wireless – DISH Network Spectrum” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Business Strategy – Pay-TV

Our Pay-TV business strategy is to be the best provider of video services in the United States by providing products with the best technology, outstanding customer service, and great value. We promote our Pay-TV services as providing our subscribers with a better “price-to-value” relationship than those available from other subscription television service providers.

●	Products with the Best Technology. We offer a wide selection of local and national HD programming and are a technology leader in our industry, offering award-winning DVRs (including our Hopper® whole-home HD DVR), multiple tuner receivers, 1080p and 4K video on demand and external hard drives. We offer several Sling TV services, including Sling Orange (our single-stream Sling domestic service), Sling Blue (our multi-stream Sling domestic service), Sling International, Sling Latino, among others, as well as add-on extras, pay-per-view events and a cloud based DVR service.

●	Outstanding Customer Service. We strive to provide outstanding customer service by improving the quality of the initial installation of subscriber equipment, improving the reliability of our equipment, better educating our customers about our products and services, and resolving customer problems promptly and effectively when they arise.

●	Great Value. We have historically been viewed as the low-cost provider in the pay-TV industry in the United States. However, today with Dish TV, we are focused on our brand promise “Tuned into You” and a message of Service, Value and Technology. For example, for certain new and qualifying customers we guarantee our pricing for certain programming packages and equipment for a two-year commitment period. We also offer a differentiated customer experience with our award winning Hopper Platform that integrates voice control powered by Google Assistant, access to apps including Netflix, Prime Video and You Tube, and the ability to watch live, recorded and On Demand content anywhere with the Dish Anywhere mobile application. As another example, our Sling Orange service and our Sling Blue service are two of the lowest priced live-linear online streaming services in the industry.

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

Our DISH TV subscribers also have the ability to use dishanywhere.com and our DISH Anywhere mobile applications for smartphones, streaming media devices and tablets to view authorized content, search program listings and remotely control certain features of their DVRs. Dishanywhere.com and our DISH Anywhere mobile applications provide access to thousands of movies and television shows.

Sling TV services. We market our Sling TV services primarily to consumers who do not subscribe to traditional satellite and cable pay-TV services. Our Sling TV services require an Internet connection and are available on multiple streaming-capable devices including streaming media devices, TVs, tablets, computers, game consoles and smart phones. We offer Sling domestic, Sling International, and Sling Latino video programming services. Our domestic Sling TV services have a single-stream service branded Sling Orange and a multi-stream service branded Sling Blue, which includes, among other things, the ability to stream on up to three devices simultaneously. We also offer add-on extras, pay-per-view events and a cloud based DVR service. During the second quarter 2018, we introduced a free tier of service as well as multiple a la carte channel options.

OnTech Smart Services and DISH Smart Home Services. We have expanded the capabilities of our in-home services and provide these services to non-DISH TV subscribers under the “OnTech Smart Services” brand and to DISH TV subscribers under the “DISH Smart Home Services” brand. These capabilities include, among other things, appliance repair, installation and set-up of Smart Home Devices, security systems, wireless networks, TVs and home theaters, and over-the-air antennas. We intend to grow this business in the future.  Installation and support services include performing these services for other companies’ products, with a focus on installation and set-up of connected home devices. Our partners include brands like Google Nest, Ring, and Polk, among others, that offer connected home devices and leverage OnTech Smart Services to provide installation and support to their customers.

Technology. Our DISH TV subscribers receive programming via equipment that includes a small satellite dish, digital set-top receivers, and remote controls. Our Hopper and Joey® whole-home DVR promotes a suite of integrated features and functionality designed to maximize the convenience and ease of watching TV anytime and anywhere. It also has several innovative features that a consumer can use, at his or her option, to watch and record television programming, through their televisions, tablets, phones and computers. The Hopper 3, among other things, features 16 tuners, delivers an enhanced 4K Ultra HD experience, and supports up to seven TVs simultaneously. In 2017, we launched the AirTV Player that allows customer to combine free channels from over-the-air (“OTA”) antennas with their streaming content and Amazon Alexa was integrated into the Hopper platform. In 2018, we launched AirTV, which allows customers the ability to bring local OTA channels into their home, DVR them and watch them on multiple devices, including Roku, Fire-TV, iOS and Android.  In 2019, we launched the “Snap” device, bringing the performance of older generation Hoppers and Joeys inline with the current products. Google Assistant was integrated into the Hopper platform to improve and expand the DISH voice experience and allow customers more smart-home control options. As part of this integration, an updated DISH voice remote with Google branding also launched. We also support the Nest Hello video doorbell which allows customers to see who is at their door from their television.

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

Business Strategy – Wireless

Sprint Asset Acquisition

Asset Purchase Agreement

On July 26, 2019, we entered into an Asset Purchase Agreement (the “APA”) with T-Mobile US, Inc. (“TMUS”) and Sprint Corporation (“Sprint” and together with TMUS, the “Sellers” and after the consummation of the Sprint-TMUS merger, sometimes referred to as “NTM”).

Pursuant to the APA, after the consummation of the Sprint-TMUS merger and at the closing of the transaction, NTM will sell to us and we will acquire from NTM certain assets and liabilities associated with the Prepaid Business for an aggregate purchase price of $1.4 billion. Under the Proposed Final Judgment (as defined below), TMUS is required to divest the Prepaid Business to us no later than the latest of (i) 15 days after TMUS has enabled us to provision any new or existing customers of the Prepaid Business holding a compatible handset device onto the NTM network, (ii) the first business day of the month following the later of the consummation of the Sprint-TMUS merger or the receipt of approvals for the Prepaid Business Sale, and (iii) five days after the entry of the Final Judgment (as defined below) by the District Court (as defined below). We expect to fund the purchase price with cash on hand or other available sources of liquidity.

At the closing of the Prepaid Business Sale, we and NTM will enter into a transition services agreement under which we will receive certain transitional services (the “TSA”), a master network services agreement for the provision of network services by NTM to us (the “MNSA”), an option agreement entitling us to acquire certain decommissioned cell sites and retail stores of NTM (the “Option Agreement”) and an agreement under which we would purchase all of Sprint’s 800 MHz spectrum licenses, totaling approximately 13.5 MHz of nationwide wireless spectrum for an additional approximately $3.59 billion (the “Spectrum Purchase Agreement” and together with the APA, the TSA, the MNSA and the Option Agreement, the “Transaction Agreements”). See Note 15 “Commitments and Contingencies – Commitments – Sprint Asset Acquisition” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on the Transaction Agreements.

Agreement with the DOJ: The Stipulation and Order and the Proposed Final Judgment

In connection with the Prepaid Business Sale and the consummation of the Sprint-TMUS merger, we, TMUS, Sprint, Deutsche Telekom AG and SoftBank Group Corporation agreed with the United States Department of Justice (the “DOJ”) on certain key terms relating to the Transaction Agreements and our wireless service business and spectrum. On July 26, 2019, we, TMUS, Sprint, Deutsche Telekom AG (“DT”) and SoftBank Group Corp. (“SoftBank” and collectively with us, TMUS, Sprint and DT, the “Defendants”) entered into a Stipulation and Order (the “Stipulation and Order”) with the DOJ binding the Defendants to a Proposed Final Judgment (the “Proposed Final Judgment”) which memorialized the agreement between the DOJ and the Defendants. The Stipulation and Order and the Proposed Final Judgment were filed in the United States District Court for the District of Columbia (the “District Court”) on July 26, 2019. Certain of the provisions of the Stipulation and Order and the Proposed Final Judgment are also reflected in the terms of the Transaction Agreements. In addition to the terms reflected in the Transaction Agreements, the Stipulation and Order and the Proposed Final Judgment provide for other rights and obligations of the Sellers and us, including the following:

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

Upon the signing of the Stipulation and Order and the Proposed Final Judgment by the District Court, the Sellers will be permitted by the DOJ to consummate the Sprint-TMUS merger (subject to any additional closing conditions related thereto). The Proposed Final Judgment is subject to the procedures of the Antitrust Procedures and Penalties Act, pursuant to which, following a 60-day public comment period and other related procedures, the Proposed Final Judgment will be entered with the District Court (the Proposed Final Judgment as so entered with the District Court, the “Final Judgment”). The term of the Final Judgment will be seven years from the date of its entry with the District Court or five years if the DOJ gives notice that the divestitures, build-outs and other requirements have been completed to its satisfaction. A monitoring trustee has been appointed by the District Court that has the power and authority to monitor the Defendants’ compliance with the Final Judgment and settle disputes among the Defendants regarding compliance with the provisions of the Final Judgment and may recommend action to the DOJ in the event a party fails to comply with the Final Judgment.

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

Our 5G deployment commitments for each of the four spectrum bands are generally as follows:

●	With respect to the 600 MHz licenses, we committed to offer 5G broadband service to at least 70% of the U.S. population and to have deployed a core network no later than June 14, 2023, and to offer 5G broadband service to at least 75% of the population in each Partial Economic Area (which are service areas established by the FCC) no later than June 14, 2025. Note that these commitments are earlier than the current 600 MHz Final Build-Out Requirement date of June 2029. See Note 15 “Commitments and Contingencies – Commitments – Sprint Asset Acquisition” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.
●	With respect to the AWS-4 licenses, we committed to offer 5G broadband service to at least 20% of the U.S. population and to have deployed a core network no later than June 14, 2022, and to offer 5G broadband service to at least 70% of the U.S. population no later than June 14, 2023.
●	With respect to the Lower 700 MHz E Block licenses, we committed to offer 5G broadband service to at least 20% of the U.S. population who are covered by such licenses and to have deployed a core network no later than June 14, 2022, and to offer 5G broadband service to at least 70% of the U.S. population who are covered by such licenses no later than June 14, 2023.
●	With respect to the AWS H Block licenses, we committed to offer 5G broadband service to at least 20% of the U.S. population and to have deployed a core network no later than June 14, 2022, and to offer 5G broadband service to at least 70% of the U.S. population no later than June 14, 2023.

On June 11, 2019, a number of state attorneys general filed a lawsuit against TMUS, DT, Sprint, and SoftBank in the U.S. District Court for the Southern District of New York (the “Southern District”), alleging that the Sprint-TMUS merger, if consummated, would violate Section 7 of the Clayton Act and therefore should be enjoined. On February 11, 2020, the Southern District ruled in favor of the Sprint-TMUS merger. If this decision is appealed by any state attorneys general, we cannot predict the timing or outcome of any such appeals process.

Wireless

Beginning on November 5, 2019, and while the approval of the Sprint-TMUS merger is pending, the March 7, 2020 build-out deadline for both the AWS-4 and Lower 700 MHz E Block spectrum bands is tolled; however, if the Sprint-TMUS merger is not consummated, the original deadlines (as discussed in Note 15 “Commitments and Contingencies – Commitments – Wireless – DISH Spectrum” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K) would be reinstated with extensions equal to the length of time the deadline was tolled. During October 2019, we paused work on our narrowband IoT deployment due to our March 2020 build-out deadlines being tolled. We have issued RFI/Ps to various vendors in the wireless industry as we move forward with our 5G Network Deployment.

Since 2008, we have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets and made over $10 billion in non-controlling investments in certain entities, for a total of over $21 billion, as described further below. The $21 billion of investments related to wireless spectrum licenses described below does not include $5 billion of capitalized interest related to the carrying value of such licenses.  See Note 2 “Capitalized Interest” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on capitalized interest.

DISH Network Spectrum

We have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets. These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. In March 2017, we notified the FCC that we planned to deploy a narrowband IoT network on certain of these wireless licenses, which was to be the First Phase. We expected to complete the First Phase by March 2020, with subsequent phases to be completed thereafter. We have entered into vendor contracts with multiple parties for, among other things, base stations, chipsets, modules, tower leases, the core network, RF design, and deployment services for the First Phase.  Among other things, initial RF design in connection with the First Phase was complete, we had secured certain tower sites, and we were in the process of identifying and securing additional tower sites.  The core network had been installed and commissioned.  We installed the first base stations on sites in 2018 and were in the process of deploying the remaining base stations.  During October 2019, we paused work on our narrowband IoT deployment due to our March 2020 build-out deadlines being tolled as discussed above. In addition, we have issued RFI/Ps to various vendors in the wireless industry as we move forward with our 5G Network Deployment.  We currently expect expenditures for our wireless projects to be between $250 million and $500 million during 2020, excluding capitalized interest.  We currently expect expenditures for our 5G Network Deployment to be approximately $10 billion, excluding capitalized interest. We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses. Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly. In addition, as we consider our options for the commercialization of our wireless spectrum, we will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure. We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers. See Note 2 “Capitalized Interest” and  Note 15 “Commitments and Contingencies – Commitments – Wireless – DISH Network Spectrum” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

The AWS-3 Licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. The Northstar Entities and/or the SNR Entities may need to raise significant additional capital in the future, which may be obtained from third party sources or from us, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential Northstar Re-Auction Payment and SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC. Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential Northstar Re-Auction Payment and SNR Re-Auction Payment, any loans, equity contributions or partnerships could vary significantly. There can be no assurance that we will be able to obtain a profitable return on our non-controlling investments in the Northstar Entities and the SNR Entities. See Note 15 “Commitments and Contingencies – Commitments – Wireless” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

Internet Connection. Our Sling TV services require an Internet connection and are available through multiple streaming-capable devices. Certain of our DISH TV digital set-top boxes require an Internet connection to enable full functionality, including streaming access through DISH On Demand and our DISH Anywhere app, access to dishanywhere.com and other applications.

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

Our Pay-TV services continue to face intense competition from traditional satellite television providers, cable companies and large telecommunication companies such as AT&T Inc. (“AT&T”), Comcast Corp. (“Comcast”), Charter Communications, Inc. (“Charter”), Verizon Communications, Inc. (“Verizon”) and others, many of whom have greater financial, marketing and other resources than we do. Some of these companies also have significant investments in companies that provide programming content. In recent years, mergers and acquisitions, joint ventures and alliances among cable television providers, telecommunications companies, programming providers and others have created, among other things, greater scale and financial leverage for the combined companies and increased the availability of bundled offerings combining video, broadband and/or wireless services. For example, in 2015 AT&T acquired DirecTV, our direct competitor and the largest satellite TV provider in the United States, which has an OTT service, AT&T TV Now, that competes directly with our Sling TV services. Furthermore, AT&T’s acquisition of DirecTV, among other things, allows DirecTV access to AT&T’s nationwide platform for wireless mobile video and the ability to more seamlessly bundle its video services with AT&T’s broadband Internet access and wireless services. In some cases, certain competitors have been able to potentially subsidize the price of video services with the price of other bundled services, particularly broadband services. Also, in October 2016, AT&T announced its acquisition of Time Warner (which owned certain Turner, HBO and Cinemax channels), which was completed in June 2018. In addition, in December 2017, Walt Disney Company announced its acquisition of certain assets of Twenty-First Century Fox, Inc. which was completed in March 2019.  These transactions may affect us adversely by, among other things, making it more difficult for us to obtain access to certain programming networks on nondiscriminatory and fair terms, or at all. For example, in connection with AT&T’s acquisition of Time Warner, Turner sent all of its distributors written, irrevocable offers to submit disputes over the price and other terms of Turner programming to binding arbitration and to guarantee continued access to that programming while any arbitration is pending.  However, in October 2018, AT&T removed its HBO and Cinemax channels, which are not part of Turner, from our DISH TV and Sling TV programming lineup, as we and AT&T have been unable to negotiate the terms and conditions of a new programming carriage contract.

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

Video content distributed over the Internet includes services with live-linear television programming, as well as single programmer offerings and offerings of large libraries of on-demand content, including in certain cases original content. These providers include, among others, Netflix, Hulu, Apple, Amazon, Alphabet, Disney, Verizon, AT&T, ViacomCBS, STARZ, Fubo and Philo.  Certain of these companies have invested extensive resources in producing original content that is exclusive to their platform.

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

Subscriber Management. We presently use, and depend on, software systems for subscriber billing and related functions, including, among others, CSG Systems International, Inc.’s software system and Amdocs Limited software, used for the DISH TV services and Recurly, Inc.’s software system for the Sling TV services.

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

As the Share Exchange was a transaction between entities that are under common control, accounting rules require that our Consolidated Financial Statements include the results of the Transferred Businesses for all periods presented, including periods prior to the completion of the Share Exchange. See Note 19 to our Consolidated Financial Statements in this Annual Report on Form 10-K on our Related Party Transactions with EchoStar for further information.

Master Transaction Agreement. On May 19, 2019, we and Merger Sub entered into the Master Transaction Agreement with EchoStar and Newco. Pursuant to the Master Transaction Agreement, among other things, EchoStar transferred to us certain assets and liabilities of its EchoStar Satellite Services segment. Effective September 10, 2019, pursuant to the terms and subject to the conditions set forth in the Master Transaction Agreement, in consideration for the Merger, we issued 22,937,188 shares of our Class A common stock. The transaction was structured as a tax-free spin-off and merger. In connection with the Master Transaction Agreement, we and EchoStar and certain of their subsidiaries entered into certain agreements covering, among other things, tax matters, employee matters, intellectual property matters and the provision of transitional services.

See Note 1 to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on the impact on our Consolidated Balance Sheets.

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

		Degree	Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar VII (1)	February 2002	119	N/A
EchoStar X (1)	February 2006	110	N/A
EchoStar XI (1)	July 2008	110	N/A
EchoStar XIV (1)	March 2010	119	N/A
EchoStar XV	July 2010	61.5	N/A
EchoStar XVI (1)	November 2012	61.5	N/A
EchoStar XVIII	June 2016	61.5	N/A
EchoStar XXIII (1)	March 2017	67.9	N/A

Leased from EchoStar (2):
EchoStar IX	August 2003	121	Month to month

Leased from Other Third Party:
Anik F3	April 2007	118.7	April 2022
Ciel II	December 2008	129	January 2021
Nimiq 5 (1)	September 2009	72.7	September 2024
QuetzSat-1 (1)	September 2011	77	November 2021

(1)	Pursuant to the Master Transaction Agreement, on September 10, 2019 these satellites and satellite service agreements were transferred to us. See Note 1 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.
(2)	See Note 19 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on our Related Party Transactions with EchoStar.

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

In the past, certain of our owned and leased satellites have experienced anomalies, some of which have had a significant adverse impact on their remaining useful life and/or commercial operation. There can be no assurance that future anomalies will not impact the remaining useful life and/or commercial operation of any of the owned and leased satellites in our fleet. See “Impairment of Long-Lived Assets” in Note 2 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on evaluation of impairment. There can be no assurance that we can recover critical transmission capacity in the event one or more of our owned or leased in-orbit satellites were to fail. We generally do not carry commercial launch or in-orbit insurance on any of the satellites that we own and therefore, we will bear the risk associated with any uninsured launch or in-orbit satellite failures.

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

FCC Regulations Governing our Pay-TV Operations

FCC Jurisdiction over our DBS Operations. The Communications Act of 1934, as amended (the “Communications Act”), gives the FCC broad authority to regulate the operations of satellite companies. Specifically, the Communications Act gives the FCC regulatory jurisdiction over the following areas relating to communications satellite operations:

●	the assignment of satellite radio frequencies and orbital locations, the licensing of satellites and earth stations, the granting of related authorizations, and evaluation of the fitness of a company to be a licensee;
●	approval for the relocation of satellites to different orbital locations or the replacement of an existing satellite with a new satellite;
●	ensuring compliance with the terms and conditions of such assignments, licenses, authorizations and approvals, including required timetables for construction and operation of satellites;
●	avoiding interference with other radio frequency emitters; and
●	ensuring compliance with other applicable provisions of the Communications Act and FCC rules and regulations.

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

The FCC has licensed us to operate a total of 82 DBS frequency channels at the following orbital locations:

●	21 DBS frequency channels at the 119 degree orbital location, capable of providing service to the continental United States (“CONUS”); and
●	29 DBS frequency channels at the 110 degree orbital location, capable of providing service to CONUS; and
●	32 DBS frequency channels at the 61.5 degree orbital location, capable of providing service to most of the United States – of these 32 channels, 30 are licensed to us and we are authorized to use the additional two channels under a grant of Special Temporary Authority.

In addition, we currently lease or have entered into agreements to lease capacity on satellites using the following spectrum at the following orbital locations:

●500 MHz of Ku-band FSS spectrum that is divided into 32 frequency channels at the 118.7 degree orbital location, which is a Canadian FSS slot that is capable of providing service to CONUS, Alaska and Hawaii;
●	32 DBS frequency channels at the 129 degree orbital location, which is a Canadian DBS slot that is capable of providing service to most of the United States;
●	24 DBS frequency channels at the 77 degree orbital location, which is a Mexican DBS slot that is capable of providing service to most of the United States and Mexico; and
●	32 DBS frequency channels at the 72.7 degree orbital location, which is a Canadian DBS slot that is capable of providing service to CONUS.

We also have month-to-month FSS capacity available from EchoStar on an FSS satellite located at the 121 degree orbital location.

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

4.5 Degree Spacing “Tweener” Satellites. The FCC has proposed to allow so-called “tweener” DBS operations – DBS satellites operating at orbital locations 4.5 degrees (half of the usual nine degrees) away from other DBS satellites. The FCC granted authorizations to EchoStar and Spectrum Five for tweener satellites at the 86.5 and 114.5 degree orbital locations, respectively. These authorizations were subsequently cancelled because the FCC determined that the licensees did not meet certain milestone requirements. Tweener operations close to our licensed orbital locations could cause harmful interference to our service and constrain our future operations. In September 2019, the FCC completed its 2006 rulemaking on the operating and service rules for tweener satellites. Among other things, the FCC will now accept new applications for tweener slots, and the applicant must show that either no other U.S. DBS operations would be affected or that it has successfully coordinated with affected parties. We cannot predict whether any parties will file for tweener slots and whether we will face interference or other operational constraints as a result.

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

Satellite Competition from Additional Slots and Interference. AT&T, through DirecTV, has obtained FCC authority to provide service to the United States from a Canadian DBS orbital slot, and we have obtained authority to provide service to the United States from both Mexican and Canadian DBS orbital slots. The possibility that the FCC will allow service to the United States from additional foreign slots may permit additional competition against us from other satellite providers. It may also provide a means by which to increase our available satellite capacity in the United States. In addition, a number of administrations, such as Great Britain and the Netherlands, have requested authority to add orbital locations serving the United States close to our licensed slots. Such operations could cause harmful interference to our satellites and constrain our future operations.

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

Media Ownership Rules. Also in 2016, the broadcast industry petitioned the FCC to relax its media ownership rules, which, among other things, limit the number of commonly owned TV stations per market and restrict newspaper/broadcast cross-ownership and radio/TV cross-ownership. In November 2017, the FCC voted to: (i) eliminate the newspaper/broadcast cross-ownership rule; (ii) eliminate the radio/television cross-ownership rule; (iii) relax the local television ownership rules to eliminate certain restrictions and modify others; and (iv) eliminate the attribution rule for television joint-sales agreements (collectively, the “2017 Order”). Pursuant to the U.S. Court of Appeals for the Third Circuit decision in Prometheus Radio Project v. FCC, on December 20, 2019 the FCC amended its rules to reverse the 2017 Order and reinstate the rules as they existed prior to the 2017 Order. In December 2017, the FCC also initiated a rulemaking proceeding seeking comment on changes to the national television multiple-ownership rule, including changes that could relax or eliminate the current limits that prevent entities from owning or controlling television stations that, in the aggregate, reach more than 39 percent of the television households in the country. If the FCC were to relax or eliminate some or all of the national television multiple-ownership rule, it could increase the negotiating leverage that broadcasters hold in retransmission consent negotiations. In December 2018, the FCC initiated a rulemaking proceeding to commence its periodic review of media ownership rules. We cannot predict whether the FCC will change any of its media ownership rules or the effect that any changes to the media ownership rules could have on our future retransmission consent negotiations.

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

Open Internet (also known as “Net Neutrality”). In 2015, the FCC adopted Open Internet rules, which applied to both fixed and mobile broadband access providers and prohibited them, among other things, from blocking or throttling traffic, from paid prioritization, and from unreasonably interfering with, or disadvantaging, consumers’ or content providers’ access to the Internet. In addition, because the FCC reclassified broadband access providers as common carriers, these providers were subject to the general common carrier requirements of reasonableness and nondiscrimination. The rules were affirmed by a panel of the U.S. Court of Appeals for the D.C. Circuit. A number of broadband access providers and their associations have filed a petition for certiorari with the United States Supreme Court. In December 2017, the FCC reversed course and voted to reclassify broadband access providers as information service providers, instead of common carriers. The FCC also voted to eliminate the majority of the Open Internet rules, leaving only certain ISP transparency requirements in place. In October 2019, the U.S. Court of Appeals for the D.C. Circuit upheld the FCC’s authority to eliminate certain open Internet protections, while vacating the FCC’s attempt to preempt state or local open Internet protections and remanding on three other issues. We cannot be certain whether the FCC will reinstate any open Internet protections in the future, or whether it will make further attempts to preempt state or local authority to adopt open Internet laws or regulations.

To the extent that network operators implement usage based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks by data providers, we could incur greater operating expenses and our Pay TV subscriber count could be negatively impacted. Furthermore, to the extent network operators create tiers of Internet access service and either charge us for or prohibit us from being available through these tiers, our Pay TV business could be negatively impacted. We cannot predict with any certainty the impact to our Pay TV business resulting from changes in how network operators handle and charge for access to data that travels across their networks.

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

FCC Regulation of Wireless Spectrum

Sprint Asset Acquisition

Asset Purchase Agreement

On July 26, 2019, we entered into an Asset Purchase Agreement (the “APA”) with T-Mobile US, Inc. (“TMUS”) and Sprint Corporation (“Sprint” and together with TMUS, the “Sellers” and after the consummation of the Sprint-TMUS merger, sometimes referred to as “NTM”).

Pursuant to the APA, after the consummation of the Sprint-TMUS merger and at the closing of the transaction, NTM will sell to us and we will acquire from NTM certain assets and liabilities associated with the Prepaid Business for an aggregate purchase price of $1.4 billion. Under the Proposed Final Judgment (as defined below), TMUS is required to divest the Prepaid Business to us no later than the latest of (i) 15 days after TMUS has enabled us to provision any new or existing customers of the Prepaid Business holding a compatible handset device onto the NTM network, (ii) the first business day of the month following the later of the consummation of the Sprint-TMUS merger or the receipt of approvals for the Prepaid Business Sale, and (iii) five days after the entry of the Final Judgment (as defined below) by the District Court (as defined below). We expect to fund the purchase price with cash on hand or other available sources of liquidity.

Agreement with the DOJ: The Stipulation and Order and the Proposed Final Judgment

In connection with the Prepaid Business Sale and the consummation of the Sprint-TMUS merger, we, TMUS, Sprint, DT and SoftBank agreed with the DOJ on certain key terms relating to the Transaction Agreements and our wireless service business and spectrum. On July 26, 2019, the Defendants entered into the Stipulation and Order with the DOJ binding the Defendants to the Proposed Final Judgment, which memorialized the agreement between the DOJ and the Defendants. The Stipulation and Order and the Proposed Final Judgment were filed in the District Court on July 26, 2019. Certain of the provisions of the Stipulation and Order and the Proposed Final Judgment are also reflected in the terms of the Transaction Agreements. In addition to the terms reflected in the Transaction Agreements, the Stipulation and Order and the Proposed Final Judgment provide for other rights and obligations of the Sellers and us, including the following:

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

Upon the signing of the Stipulation and Order and the Proposed Final Judgment by the District Court, the Sellers will be permitted by the DOJ to consummate the Sprint-TMUS merger (subject to any additional closing conditions related thereto). The Proposed Final Judgment is subject to the procedures of the Antitrust Procedures and Penalties Act, pursuant to which, following a 60-day public comment period and other related procedures, the Proposed Final Judgment as so entered with the District Court will be the Final Judgment. The term of the Final Judgment will be seven years from the date of its entry with the District Court or five years if the DOJ gives notice that the divestitures, build-outs and other requirements have been completed to its satisfaction. A monitoring trustee has been appointed by the District Court that has the power and authority to monitor the Defendants’ compliance with the Final Judgment and settle disputes among the Defendants regarding compliance with the provisions of the Final Judgment and may recommend action to the DOJ in the event a party fails to comply with the Final Judgment.

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

On June 11, 2019, a number of state attorneys general filed a lawsuit against TMUS, DT, Sprint, and SoftBank in the Southern District, alleging that the Sprint-TMUS merger, if consummated, would violate Section 7 of the Clayton Act and therefore should be enjoined. On February 11, 2020, the Southern District ruled in favor of the Sprint-TMUS merger. If this decision is appealed by any state attorneys general, we cannot predict the timing or outcome of any such appeals process.

Wireless

Beginning on November 5, 2019, and while the approval of the Sprint-TMUS merger is pending, the March 7, 2020 build-out deadline for both the AWS-4 and Lower 700 MHz E Block spectrum bands is tolled; however, if the Sprint-TMUS merger is not consummated, the original deadlines (discussed below) would be reinstated with extensions equal to the length of time the deadline was tolled. During October 2019, we paused work on our narrowband IoT deployment due to our March 2020 build-out deadlines being tolled. We have issued RFI/Ps to various vendors in the wireless industry as we move forward with our 5G Network Deployment.

Since 2008, we have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets and made over $10 billion in non-controlling investments in certain entities, for a total of over $21 billion, as described further below. The $21 billion of investments related to wireless spectrum licenses described below does not include $5 billion of capitalized interest related to the carrying value of such licenses.  See Note 2 “Capitalized Interest” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on capitalized interest.

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

28 GHz and 24 GHz Licenses. The auction for the Upper Microwave Flexible Use Service licenses in the 27.5–28.35 GHz bands (“Auction 101”) and 24.25–24.45 and 24.75–25.25 GHz bands (“Auction 102” and collectively with Auction 101, “Auctions 101 & 102”) began on November 14, 2018 and March 14, 2019, respectively, and concluded January 24, 2019 and April 17, 2019, respectively.  On June 3, 2019, the FCC announced that Crestone Wireless L.L.C. (“Crestone”), a wholly-owned subsidiary of DISH Network, was the winning bidder of 49 wireless spectrum licenses in the 28 GHz band (the “28 GHz Licenses”) and 22 wireless spectrum licenses in the 24 GHz band (the “24 GHz Licenses”), with Crestone’s aggregate winning bids totaling approximately $15 million. On October 2, 2019, the FCC issued an order granting Crestone’s application to acquire the 28 GHz Licenses, and on December 11, 2019, the FCC issued an order granting Crestone’s application to acquire the 24 GHz Licenses.

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

The 24 GHz Licenses are also subject to certain build-out requirements.  By December 11, 2029, the expiration date of the 24 GHz Licenses, we must demonstrate our buildout to the FCC as part of our renewal applications. The build-out requirements for the 24 GHz Licenses include several build-out options with different build-out metrics. For example, if we build out mobile or point-to-multipoint service using the 24 GHz Licenses, we must show that we are providing reliable signal coverage and service to at least 40 percent of the population within the service area of the license, and that we are using facilities to provide service in that area either to customers or for internal purposes (the “24 GHz Renewal Requirement”).  We also have the option of demonstrating buildout using several other metrics. If the 24 GHz Renewal Requirement is not met, the 24 GHz Licenses may not be renewed in a particular 24 GHz license area in which we do not meet the requirement.  There can be no assurances that the FCC will renew these wireless spectrum licenses.

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

ENVIRONMENTAL REGULATIONS

We are subject to the requirements of federal, state, local and foreign environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge and waste management. We attempt to maintain compliance with all such requirements. We do not expect capital or other expenditures for environmental compliance to be material in 2020 or 2021. Environmental requirements are complex, change frequently and have become more stringent over time. Accordingly, we cannot provide assurance that these requirements will not change or become more stringent in the future in a manner that could have a material adverse effect on our business.

SEGMENT REPORTING DATA AND GEOGRAPHIC AREA DATA

For segment reporting data and principal geographic area data for 2019, 2018 and 2017, see Note 16 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

EMPLOYEES

We had approximately 16,000 employees at December 31, 2019, most of whom were located in the United States. We generally consider relations with our employees to be good. Approximately 35 employees in two of our field offices have voted to have a union represent them in their employment relations with DISH Network.  While we are not currently a party to any collective bargaining agreements, we are presently in the negotiating phase with the union, which could result in a collective bargaining agreement with respect to these two sites.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

(furnished in accordance with Item 401(b) of Regulation S-K, pursuant to General Instruction G(3) of Form 10-K)

The following table and information below sets forth the name, age and position with DISH Network of each of our executive officers, the period during which each executive officer has served as such, and each executive officer’s business experience during the past five years:

Name	Age	Position
Charles W. Ergen	66	Chairman and Director
W. Erik Carlson	50	President and Chief Executive Officer
Stephen J. Bye	52	Executive Vice President and Chief Commercial Officer
Thomas A. Cullen	60	Executive Vice President, Corporate Development
James DeFranco	66	Executive Vice President and Director
Timothy A. Messner	45	Executive Vice President and General Counsel
Jeffrey L. McSchooler	53	Executive Vice President, Wireless Operations
Brian V. Neylon	54	Executive Vice President, Group President, DISH TV
Paul W. Orban	51	Executive Vice President and Chief Financial Officer
Marc Rouanne	56	Executive Vice President and Chief Network Officer
Warren W. Schlichting	58	Executive Vice President, Group President, Sling TV
David A. Scott	46	Executive Vice President and Chief Human Resources Officer
John W. Swieringa	42	Executive Vice President and Chief Operating Officer

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

W. Erik Carlson. Mr. Carlson has served as President and Chief Executive Officer since December 2017 and oversees all aspects of the company’s DISH TV and Sling TV businesses. Mr. Carlson is a DISH Network veteran of more than two decades, and has held numerous roles throughout the company. Most recently, Mr. Carlson served as President and Chief Operating Officer. In this role, Mr. Carlson oversaw the company’s day-to-day operations including Human Resources, Operations and Information Technology, Media Sales, Marketing, Programming, Product Management, Acquisition and Retention, and Finance and Accounting organizations. Prior to that, Mr. Carlson managed DISH Network’s In-Home Services, Customer Service Centers, Customer Billing, and Information Technology organizations, as well as Manufacturing, which consists of equipment retrieval and refurbishment operations. Mr. Carlson also served as Senior Vice President of Retail Services and Sales where he managed the company’s indirect sales operations.

Stephen J. Bye.  Mr. Bye was named Executive Vice President and Chief Commercial Officer in November 2019 and is responsible for our wireless enterprise development team, which will define, develop and market commercial applications, as well as establish strategic enterprise partnerships that are able to harness the unique architecture of our software-defined 5G broadband network.  Before joining DISH Network, Mr. Bye served as Chief Executive Officer of Connectivity Wireless, a provider of carrier-grade in-building wireless solutions from February 2019 to December 2019 and as the President of C Spire from January 2017 to February 2019 with responsibilities for the day-to-day operations of the company and its three lines of business:  wireless, fiber to the home services, and enterprise business services.  Prior to becoming President of C Spire, Mr. Bye was the Chief Technology Officer from November 2015 to October 2016 leading the organization’s development and testing of its early 5G wireless solutions and he was the Chief Technology Officer of Sprint from March 2011 to July 2015.  In addition, Mr. Bye has held a range of executive positions at Cox Communications, AT&T, BellSouth International, Optus Communications and Telstra.

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

Jeffrey L. McSchooler.  Mr. McSchooler has served as Executive Vice President, Wireless Operations since October 2018 and is responsible for the physical construction and operation of our narrowband IoT and software-defined 5G broadband network. Mr. McSchooler previously served as our Executive Vice President, Engineering and Broadcast from March 2017 to October 2018 and Senior Vice President of Engineering and Operations for EchoStar from May 2010 to February 2017.  Mr. McSchooler joined DISH Network in 1994 and has held various roles of increasing responsibility at DISH Network and EchoStar.  Before joining DISH Network, Mr. McSchooler held various positions at GTE Spacenet Corporation, ElectroSpace Systems Inc. and the United States Air Force.

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

Paul W. Orban. Mr. Orban has served as Executive Vice President and Chief Financial Officer since July 2019 and is responsible for all aspects of DISH Network’s finance, accounting, tax, treasury and internal audit departments.  Mr. Orban served as our Senior Vice President and Chief Accounting officer from December 2015 to July 2019, our Senior Vice President and Corporate Controller from September 2006 to December 2015 and as our Vice President and Corporate Controller from September 2003 to September 2006. He also served as EchoStar’s Senior Vice President and Corporate Controller from 2008 to 2012 pursuant to a management services agreement between DISH Network and EchoStar. Since joining DISH Network in 1996, Mr. Orban has held various other positions of increasing responsibility in our accounting department. Prior to DISH Network, Mr. Orban was an auditor with Arthur Andersen LLP.

Marc Rouanne.  Mr. Rouanne was named Executive Vice President and Chief Network Officer in November 2019 and is responsible for overseeing the strategy and architecture of our software-defined 5G broadband network, its core, and its cloud and edge strategies.  Mr. Rouanne has more than 20 years of international management experience in the telecommunications industry, having held executive positions in R&D, customer operations and product management in the U.S., France and Finland.  He has managed industry-leading businesses developing 2G-5G radios, core, handsets, submarine cables, RF ancillaries and microwave transport.  Mr. Rouanne is an entrepreneur and the founder of Dhatim, an AI software company, and has served as its chairman of board since April 2008.  He has also held executive positions with Nokia, including President of Mobile Networks from May 2017 to November 2018 and Chief Innovation and Operating Officer of Nokia from January 2016 to April 2017 and chairman of the board of Alcatel-Lucent from June 2016 to November 2016.  Under his leadership, Nokia was the first large telecommunications vendor to join groups such as the Telecom Infra Project (“TIP”), xRAN Forum and the O-RAN Alliance.

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

John W. Swieringa. Mr. Swieringa has served as Executive Vice President and Chief Operating Officer since December 2017. Mr. Swieringa previously served as Executive Vice President, Operations since December 2015 and has had responsibility for the in-home services operations, customer service and billing, information technology, manufacturing and distribution for DISH Network.  Mr. Swieringa previously served as Senior Vice President and Chief Information Officer from March 2014 to December 2015 and as Vice President of Information Technology Customer Applications from March 2010 to March 2014.  Mr. Swieringa joined DISH Network in December 2007 serving in our finance department.

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

This increasingly competitive environment may require us to increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.  Further, as a result of this increased competitive environment and the maturation of the pay-TV industry, future growth opportunities of our DISH TV business may be limited and our margins may be reduced, which could have a material adverse effect on our business, results of operations, financial condition and cash flow. Our gross new DISH TV subscriber activations continue to be negatively impacted by stricter customer acquisition policies (including a focus on attaining higher quality subscribers) and increased competitive pressures, including aggressive marketing, more aggressive retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. There can be no assurance that our gross new DISH TV subscriber activations, net DISH TV subscriber additions, and DISH TV churn rate will not continue to be negatively impacted and that the pace of such negative impact will not accelerate.

In addition, MVPDs and other companies such as programmers are offering smaller packages of programming channels directly to customers, at prices lower than our video service package offerings. These offerings could adversely affect demand for our Pay-TV services or cause us to modify our programming packages, which may reduce our margins.

Moreover, mergers and acquisitions, joint ventures and alliances among cable television providers, telecommunications companies, programming providers and others may result in, among other things, greater scale and financial leverage and increase the availability of offerings from providers capable of bundling video, broadband and/or wireless services in competition with our services, and may exacerbate the risks described above. For example, in May 2016, Charter completed its acquisition of Time Warner Cable and Bright House Networks (collectively “New Charter”), which created the second largest cable television provider and third largest MVPD in the United States. This transaction created a duopoly, resulting in two broadband providers, New Charter and Comcast, controlling the geographic areas covering the vast majority of the high-speed broadband homes in the country. In addition, a significant proportion of New Charter’s high-speed broadband subscribers may lack access to alternative high-speed broadband options. Further, New Charter may be able to, among other things, foreclose or degrade our online video offerings at various points in the broadband pipe; impose data caps on consumers who access our online video offerings; and pressure third-party content owners and programmers to withhold online rights from us and raise our and other MVPDs’ third-party programming costs.

As a result of AT&T’s 2015 acquisition of DirecTV, our direct competitor and the largest satellite TV provider in the United States now has increased access to capital, access to AT&T’s nationwide platform for wireless mobile video, and the ability to more seamlessly bundle its video services with AT&T’s broadband Internet access and wireless services. AT&T also has an OTT service, AT&T TV Now, that distributes video directly to consumers over the Internet. The combined company may also be able to, among other things, utilize its increased leverage over third-party content owners and programmers to withhold online rights from us and reduce the price it pays for programming at the expense of other MVPDs, including us; thwart our entry into the wireless market, by, among other things, refusing to enter into data roaming agreements with us; underutilize key orbital spectrum resources that could be more efficiently used by us; foreclose or degrade our online video offerings at various points in the broadband pipe; and impose data caps on consumers who access our online video offerings.

In October 2016, AT&T announced its acquisition of Time Warner (which owns certain Turner, HBO and Cinemax channels), which was completed in June 2018. With the completion of this transaction, the risks discussed above posed by the AT&T and DirecTV merger will be further exacerbated, as the addition of Time Warner’s media holdings, which include content, such as HBO, TBS, TNT, CNN, and movies, would, among other things, provide the combined company increased scale and leverage in the converging video, mobile, and broadband industries and may make it more difficult for us to obtain access to Time Warner’s programming networks on nondiscriminatory and fair terms, or at all. For example, in October 2018, AT&T removed its HBO and Cinemax channels from our DISH TV and Sling TV programming lineup, as we and AT&T have been unable to negotiate the terms and conditions of a new programming carriage contract.  Furthermore, AT&T offers its programming, including its HBO and Cinemax channels, directly to consumers over the Internet and provides HBO for free to its subscribers under certain offers. In addition, AT&T’s current practice of offering wireless subscribers access to owned video content over the Internet without counting against a subscriber’s monthly data caps (“zero rating”) may give an unfair advantage to AT&T’s own video content, which currently includes, among others, DirecTV services, including “AT&T TV Now,” and AT&T’s “Watch TV” on mobile devices.

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

In September 2019, Nexstar Media Group (“Nexstar”) completed its acquisition of Tribune Media Company (“Tribune”).  The combined company (“New Nexstar”) is now the nation’s largest broadcast conglomerate.  New Nexstar may be able to use its scale to increase the leverage that it holds in retransmission consent negotiations which could, among other things, raise our programming costs and/or cause us to modify our programming packages as a result of programming interruptions.

In December 2019, Viacom Inc. (“Viacom”) (which owns certain Nickelodeon, MTV and Comedy Central channels) and CBS Corporation completed their merger to create ViacomCBS Inc. (“ViacomCBS”).  ViacomCBS may be able to use its scale to increase the leverage that it holds in programming network and retransmission consent negotiations which could, among other things, raise our programming costs and/or cause us to modify our programming packages as a result of programming interruptions.

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

Our business has historically focused on providing pay-TV services, including our DISH TV and Sling TV services. We face competition from providers of video content distributed over the Internet including services with live-linear television programming, as well as single programmer offerings and offerings of large libraries of on-demand content, including in certain cases original content. These providers include, among others, Netflix, Hulu, Apple, Amazon, Alphabet, Disney, Verizon, AT&T, ViacomCBS, STARZ, Fubo and Philo.  Many of these companies have larger customer bases, stronger brand recognition and greater financial, marketing and other resources than we do. In addition, traditional providers of video entertainment, including broadcasters, cable channels and MVPDs, are increasing their Internet-based video offerings. Some of these services charge nominal or no fees for access to their content, which could adversely affect demand for our Pay-TV services. Moreover, new technologies have been, and will likely continue to be, developed that further increase the number of competitors we face with respect to video services, including competition from piracy-based video offerings.

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

A substantial majority of our revenue comes from residential customers whose spending patterns may be affected by economic weakness and uncertainty. Our ability to grow or maintain our business may be adversely affected by economic weakness and uncertainty and other factors that may adversely affect the pay-TV industry. In particular, economic weakness and uncertainty could result in the following:

●	Fewer subscriber activations and increased subscriber churn rate. We could face fewer subscriber activations and increased subscriber churn rate due to, among other things: (i) certain economic factors that impact consumers, including, among others, rising interest rates, a potential downturn in the housing market in the United States (including a decline in housing starts) and higher unemployment, which could lead to a lack of consumer confidence and lower discretionary spending; (ii) increased price competition for our products and services; and (iii) the potential loss of independent third-party retailers, who generate a meaningful percentage of our gross new DISH TV subscriber activations, because many of them are small businesses that are more susceptible to the negative effects of economic weakness. In particular, our DISH TV churn rate may increase with respect to subscribers who purchase our lower tier programming packages and who may be more sensitive to economic weakness, including, among others, our pay-in-advance subscribers.

●	Lower Pay-TV ARPU. Our subscribers may disconnect our services and a growing share of pay-TV customers are cord shaving to downgrade to smaller, less expensive programming packages or electing to purchase through online content providers a certain portion of the services that they would have historically purchased from us, such as pay per view movies. Cord cutting and/or cord shaving by our subscribers could negatively impact our Pay-TV ARPU. In addition, Sling TV subscribers on average purchase lower priced programming services than DISH TV subscribers, and therefore, as Sling TV subscribers increase, it will have a negative impact on Pay-TV ARPU.

●	Higher subscriber acquisition and retention costs. Our profits may be adversely affected by increased subscriber acquisition and retention costs necessary to attract and retain subscribers during a period of economic weakness.

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

Our Sling TV services face a number of risks, including, among others, the following, which may have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business:

●	We face increasingly robust competition from providers of video content distributed over the Internet including services with live-linear television programming, as well as single programmer offerings and offerings of large libraries of on-demand content, including in certain cases original content. These providers include, among others, Netflix, Hulu, Apple, Amazon, Alphabet, Disney, Verizon, AT&T, ViacomCBS, STARZ, Fubo and Philo. Many of these companies have larger customer bases, stronger brand recognition and greater financial, marketing and other resources. Some of these services charge nominal or no fees for access to their content. For example, AT&T offers its programming, including its HBO and Cinemax channels, directly to consumers over the Internet and provides HBO for free to its subscribers under certain offers. In addition, some services, such as Disney+ and Netflix, provide content for free to subscribers of certain wireless services. We also face competition from piracy based video offerings;

●	We offer a limited amount of programming content, and there can be no assurances that we will be able to maintain or increase the amount or type of programming content that we may offer to keep pace with, or to differentiate our Sling TV services from, other providers of online video content;

●	We rely on streaming-capable devices to deliver our Sling TV services, and if we are not successful in maintaining existing, and creating new, relationships, or if we encounter technological, content licensing or other impediments to our streaming content, we may not be able to grow and maintain our Sling TV services, we may incur additional expense or our business could otherwise be adversely impacted;

●	We may incur significant expenses to market our Sling TV services and build brand awareness, which could have a negative impact on the profitability of our Sling TV services;

●	We may not be able to timely scale our technology, systems and operational practices related to our Sling TV services to effectively and reliably handle growth in subscribers and features related to our services; and

●	The adoption or modification of laws and regulations relating to the Internet could limit or otherwise adversely affect the manner in which we conduct our Sling TV services and could cause us to incur additional expenses or alter our business model.

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

In addition, many network operators that provide consumers with broadband service also provide these consumers with video programming, and these network operators may have an incentive to use their network infrastructure in a manner adverse to our continued growth and success. For example, as a result of AT&T’s acquisition of DirecTV and the completion of the New Charter merger, these risks may be exacerbated to the extent these and other network operators are able to provide preferential treatment to their data. Furthermore, AT&T’s current zero rating practice may give an unfair advantage to AT&T’s own video services, which currently include, among others, DirecTV services, including “AT&T TV Now” and AT&T’s “Watch TV.”

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

If our operational performance and customer satisfaction were to deteriorate, we may experience a decrease in subscriber activations and an increase in our subscriber churn rate, which could have a material adverse effect on our business, financial condition and results of operations. To improve our operational performance, we continue to make investments in staffing, training, information systems, and other initiatives, primarily in our call center and in-home service operations. These investments are intended to help combat inefficiencies introduced by the increasing complexity of our business, improve customer satisfaction, reduce subscriber churn, increase productivity, and allow us to scale better over the long run. We cannot, however, be certain that our spending will ultimately be successful in improving our operational performance, and if unsuccessful, we may have to incur higher costs to improve our operational performance. While we believe that such costs will be outweighed by longer-term benefits, there can be no assurance when or if we will realize these benefits at all. If we are unable to combat the deterioration of our operational performance, our future subscriber activations and existing subscriber churn rate may be negatively impacted, which could in turn adversely affect our revenue growth and results of operations.

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

The Copyright Act generally gives satellite companies a statutory copyright license to retransmit local broadcast channels by satellite back into the market from which they originated, subject to obtaining the retransmission consent of local network stations that do not elect “must carry” status, as required by the Communications Act. If we fail to reach retransmission consent agreements with such broadcasters, we cannot carry their signals. This could have an adverse effect on our strategy to compete with cable and other satellite companies that provide local signals. While we have been able to reach retransmission consent agreements with most of these local network stations, from time to time there are stations with which we have not been able to reach an agreement. For example, currently certain local network stations, including, among others, Mission Broadcasting, Inc., Marshall Broadcasting Group and Northwest Broadcast Stations have removed their channels from our DISH TV lineup, as we have been unable to negotiate the terms and conditions of a new programming carriage contract. We cannot be sure that we will secure these agreements or that we will secure new agreements on acceptable terms, or at all, upon the expiration of our current retransmission consent agreements, some of which are short-term.

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

Technology in the pay-TV industry changes rapidly as new technologies are developed, which could cause our products and services to become obsolete. We and our suppliers may not be able to keep pace with technological developments. Our operating results are dependent to a significant extent upon our ability to continue to introduce new products and services, to upgrade existing products and services on a timely basis, and to reduce costs of our existing products and services. We may not be able to successfully identify new product or service opportunities or develop and market these opportunities in a timely or cost-effective manner. The research and development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and investment. The success of new product and service development depends on many factors, including among others, the following:

●	difficulties and delays in the development, production, timely completion, testing and marketing of products and services;
●	the cost of the products and services;
●	proper identification of customer need and customer acceptance of products and services;
●	the development of, approval of and compliance with industry standards;

●	the amount of resources we must devote to the development of new technologies; and
●	the ability to differentiate our products and services and compete with other companies in the same markets.

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

Construction and launch risks. Operation of our DISH TV services requires that we have adequate satellite transmission capacity for the programming we offer. To accomplish this goal, from time to time, new satellites need to be built and launched. Satellite construction and launch is subject to significant risks, including construction and launch delays, launch failure and incorrect orbital placement. Certain launch vehicles that we may use have either unproven track records or have experienced launch failures in the recent past. The risks of launch delay and failure are usually greater when the launch vehicle does not have a track record of previous successful flights. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take more than three years, and to obtain other launch opportunities. Significant construction or launch delays could materially and adversely affect our ability to generate revenues. If we were unable to obtain launch insurance, or obtain launch insurance at rates we deem commercially reasonable, and a significant launch failure were to occur, it could impact our ability to fund future satellite procurement and launch opportunities. In addition, the occurrence of future launch failures for other operators may delay the deployment of our satellites and materially and adversely affect our ability to insure the launch of our satellites at commercially reasonable premiums, if at all. See “We generally do not carry commercial in-orbit insurance on any of the satellites that we own and could face significant impairment charges if any of our owned satellites fail.” below for further information.

Operational risks. Satellites are subject to significant operational risks while in orbit. These risks include malfunctions, commonly referred to as anomalies that have occurred in our satellites and the satellites of other operators as a result of various factors, such as manufacturing defects, problems with the power systems or control systems of the satellites and general failures resulting from operating satellites in the harsh environment of space. See “Satellite anomalies or technological failures could adversely affect the value of a particular satellite or result in a complete loss. Some of the satellites acquired pursuant to the Master Transactions Agreement have experienced anomalies that may affect their useful lives or prohibit us from operating them to their currently expected capacity, and one or more of the satellites may suffer a technological failure, either of which could have an adverse effect our business, financial condition and results of operations.” below.

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

Satellites may experience anomalies from time to time, some of which may have a significant adverse effect on their remaining useful lives, the commercial operation of the satellites or our operating results or financial position. Some of the satellites acquired pursuant to the Master Transaction Agreement have had anomalies in the past that have caused losses at EchoStar. For instance, the EchoStar X satellite experienced anomalies in the past which affected seven solar array circuits. In December 2017, the satellite experienced anomalies which affected one additional solar array circuit reducing the number of functional solar array circuits to 16. As a result of these anomalies, EchoStar experienced a reduction in revenue. There can be no assurance, however, that there will be no further anomalies with this or any other satellite, and any such anomalies could have adverse operational or financial effects in the future. In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our satellites were to fail. Further, technological failures in any of the satellites may drastically reduce the useful life of that satellite to be significantly shorter than the minimum design life or immediately end the useful life.

We generally do not carry commercial in-orbit insurance on any of the satellites that we own and could face significant impairment charges if any of our owned satellites fail.

Generally, we do not carry commercial in-orbit insurance on any of the satellites we own, other than certain limited circumstances, and generally do not use commercial insurance to mitigate the potential financial impact of in-orbit failures because we believe that the cost of insurance premiums is uneconomical relative to the risk of such failures. Following completion of the Master Transaction Agreement, we still lease a portion of our satellite capacity from third parties. While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited. In the event of a failure or loss of any of our owned or leased satellites, we may need to acquire or lease additional satellite capacity or relocate one of our other owned or leased satellites and use it as a replacement for the failed or lost satellite. If one or more of our owned in-orbit satellites fail, we could be required to record significant impairment charges.

We may have potential conflicts of interest with EchoStar due to our common ownership and management.

Questions relating to conflicts of interest may arise between EchoStar and us in a number of areas relating to our past and ongoing relationships. Areas in which conflicts of interest between EchoStar and us could arise include, but are not limited to, the following:

●	Cross officerships, directorships and stock ownership. We have certain overlap in directors and executive officers with EchoStar. These individuals may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. Currently, our Board of Directors and executive officers includes Charles W. Ergen, who serves as the Chairman of EchoStar and our Chairman. Mr. Ergen also has fiduciary duties to EchoStar’s shareholders. For example, there is the potential for a conflict of interest when we or EchoStar look at acquisitions and other business opportunities that may be suitable for both companies. In addition, certain of our directors and officers own EchoStar stock. Mr. Ergen beneficially owns approximately 51.2% of EchoStar’s total equity securities (assuming conversion of all Class B Common Stock into Class A Common Stock) and controls approximately 90.9% of the voting power of EchoStar. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for us and EchoStar. Furthermore, Mr. Ergen is employed by both us and EchoStar.

●	Intercompany agreements with EchoStar. In connection with and following the Spin-off, Share Exchange Agreement and Master Transaction Agreement, we and EchoStar have entered into certain agreements pursuant to which we obtain certain products, services and rights from EchoStar, EchoStar obtains certain products, services and rights from us, and we and EchoStar have indemnified each other against certain liabilities arising from our respective businesses. See Note 19 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on our Related Party Transactions with EchoStar. The terms of certain of these agreements were established while EchoStar was a wholly-owned subsidiary of us and were not the result of arm’s length negotiations. The allocation of assets, liabilities, rights, indemnifications and other obligations between EchoStar and us under the separation and other intercompany agreements we entered into with EchoStar, in connection with the Spin-off, may have been different if agreed to by two unaffiliated parties. Had these agreements been negotiated with unaffiliated third parties, their terms may have been more favorable, or less favorable, to us. In addition, conflicts could arise between us and EchoStar in the interpretation or any extension or renegotiation of these existing agreements.

●	Additional intercompany transactions. EchoStar and its subsidiaries have and may continue to enter into transactions with us and our subsidiaries. Although the terms of any such transactions will be established based upon negotiations between EchoStar and us and, when appropriate, subject to the approval of a committee of the non-interlocking directors or in certain instances non-interlocking management, there can be no assurance that the terms of any such transactions will be as favorable to us or our subsidiaries or affiliates as may otherwise be obtained between unaffiliated parties.

●	Business opportunities. We have historically retained, and in the future may acquire, interests in various companies that have subsidiaries or controlled affiliates that own or operate domestic or foreign services that may compete with services offered by EchoStar. We may also compete with EchoStar when we participate in auctions for spectrum or orbital slots for our satellites.

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

Since 2008, we have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets and made over $10 billion in non-controlling investments in certain entities, for a total of over $21 billion, as described further below. The $21 billion of investments related to wireless spectrum licenses described below does not include $5 billion of capitalized interest related to the carrying value of such licenses.  See Note 2 “Capitalized Interest” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on capitalized interest.

DISH Network Spectrum

We have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets.

700 MHz Licenses. In 2008, we paid $712 million to acquire certain 700 MHz E Block (“700 MHz”) wireless spectrum licenses, which were granted to us by the FCC in February 2009. These licenses are subject to certain build-out requirements. By March 2020, we must provide signal coverage and offer service to at least 70% of the population in each of our E Block license areas (the “700 MHz Build-Out Requirement”). If the 700 MHz Build-Out Requirement is not met with respect to any particular E Block license area, our authorization may terminate for the geographic portion of that license area in which we are not providing service. In addition to the 700 MHz Build-Out Requirement deadline in March 2020, these wireless spectrum licenses also expire in March 2020 unless they are renewed by the FCC.  There can be no assurances that the FCC will renew these wireless spectrum licenses. The 700 MHz Build-Out Requirement is currently tolled, as discussed in Note 15 “Commitments and Contingencies – Commitments” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K. In addition, we have made commitments to the FCC (discussed in Note 15 “Commitments and Contingencies – Commitments” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K) that impact our build-out obligations. These commitments are currently being reviewed by the FCC’s Wireless Telecommunications Bureau.

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

On February 15, 2013, the FCC issued an order, which became effective on March 7, 2013, modifying our licenses to expand our terrestrial operating authority with AWS-4 authority (“AWS-4”). These licenses are subject to certain build-out requirements. By March 2020, we are required to provide terrestrial signal coverage and offer terrestrial service to at least 70% of the population in each area covered by an individual license (the “AWS-4 Build-Out Requirement”). If the AWS-4 Build-Out Requirement is not met with respect to any particular individual license, our terrestrial authorization for that license area may terminate. The FCC’s December 20, 2013 order also conditionally waived certain FCC rules for our AWS-4 licenses to allow us to repurpose all 20 MHz of our uplink spectrum (2000-2020 MHz) for terrestrial downlink operations. On June 1, 2016, we notified the FCC that we had elected to use our AWS-4 uplink spectrum for terrestrial downlink operations, and effective June 7, 2016, the FCC modified our AWS-4 licenses, resulting in all 40 MHz of our AWS-4 spectrum being designated for terrestrial downlink operations. These wireless spectrum licenses expire in March 2023 unless they are renewed by the FCC.  There can be no assurances that the FCC will renew these wireless spectrum licenses. The AWS-4 Build-Out Requirement is currently tolled, as discussed in Note 15 “Commitments and Contingencies – Commitments” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

In addition, we have made commitments to the FCC (discussed in Note 15 “Commitments and Contingencies – Commitments” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K) that impact our build-out obligations. These commitments are currently being reviewed by the FCC’s Wireless Telecommunications Bureau.

H Block Licenses. On April 29, 2014, the FCC issued an order granting our application to acquire all 176 wireless spectrum licenses in the H Block auction. We paid approximately $1.672 billion to acquire these H Block licenses, including clearance costs associated with the lower H Block spectrum. The H Block licenses are subject to certain build-out requirements. By April 2022, we must provide reliable signal coverage and offer service to at least 75% of the population in each area covered by an individual H Block license (the “H Block Build-Out Requirement”). If the H Block Build-Out Requirement is not met, our authorization for each H Block license area in which we do not meet the requirement may terminate. These wireless spectrum licenses expire in April 2024 unless they are renewed by the FCC.  There can be no assurances that the FCC will renew these wireless spectrum licenses. The H Block Build-Out Requirement is currently tolled, as discussed in Note 15 “Commitments and Contingencies – Commitments” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K. In addition, we have made commitments to the FCC (discussed in Note 15 “Commitments and Contingencies – Commitments” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K) that impact our build-out obligations. These commitments are currently being reviewed by the FCC’s Wireless Telecommunications Bureau.

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

The 600 MHz Licenses are subject to certain interim and final build-out requirements.  By June 2023, we must provide reliable signal coverage and offer wireless service to at least 40% of the population in each area covered by an individual 600 MHz License (the “600 MHz Interim Build-Out Requirement”).  By June 2029, we must provide reliable signal coverage and offer wireless service to at least 75% of the population in each area covered by an individual 600 MHz License (the “600 MHz Final Build-Out Requirement”).  If the 600 MHz Interim Build-Out Requirement is not met, the 600 MHz License term and the 600 MHz Final Build-Out Requirement may be accelerated by two years (from June 2029 to June 2027) for each 600 MHz License area in which we do not meet the requirement.  If the 600 MHz Final Build-Out Requirement is not met, our authorization for each 600 MHz License area in which we do not meet the requirement may terminate.  In addition, certain broadcasters will have up to 39 months (ending July 13, 2020) to relinquish their 600 MHz spectrum, which may impact the timing for our ability to commence operations using certain 600 MHz Licenses.  The FCC has issued the 600 MHz Licenses prior to the clearance of the spectrum, and the build-out deadlines are based on the date that the 600 MHz Licenses were issued to us, not the date that the spectrum is cleared. These wireless spectrum licenses expire in June 2029 unless they are renewed by the FCC.  There can be no assurances that the FCC will renew these wireless spectrum licenses. We have committed to potentially accelerate the build-out requirements for our 600 MHz Licenses, as discussed in Note 15 “Commitments and Contingencies – Commitments” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

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

28 GHz and 24 GHz Licenses. The auction for the Upper Microwave Flexible Use Service licenses in the 27.5–28.35 GHz bands (“Auction 101”) and 24.25–24.45 and 24.75–25.25 GHz bands (“Auction 102” and collectively with Auction 101, “Auctions 101 & 102”) began on November 14, 2018 and March 14, 2019, respectively, and concluded January 24, 2019 and April 17, 2019, respectively.  On June 3, 2019, the FCC announced that Crestone Wireless L.L.C. (“Crestone”), a wholly-owned subsidiary of DISH Network, was the winning bidder of 49 wireless spectrum licenses in the 28 GHz band (the “28 GHz Licenses”) and 22 wireless spectrum licenses in the 24 GHz band (the “24 GHz Licenses”), with Crestone’s aggregate winning bids totaling approximately $15 million. On October 2, 2019, the FCC issued an order granting Crestone’s application to acquire the 28 GHz Licenses, and on December 11, 2019, the FCC issued an order granting Crestone’s application to acquire the 24 GHz Licenses.

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

The 24 GHz Licenses are also subject to certain build-out requirements.  By December 11, 2029, the expiration date of the 24 GHz Licenses, we must demonstrate our buildout to the FCC as part of our renewal applications. The build-out requirements for the 24 GHz Licenses include several build-out options with different build-out metrics. For example, if we build out mobile or point-to-multipoint service using the 24 GHz Licenses, we must show that we are providing reliable signal coverage and service to at least 40 percent of the population within the service area of the license, and that we are using facilities to provide service in that area either to customers or for internal purposes (the “24 GHz Renewal Requirement”).  We also have the option of demonstrating buildout using several other metrics. If the 24 GHz Renewal Requirement is not met, the 24 GHz Licenses may not be renewed in a particular 24 GHz license area in which we do not meet the requirement.  There can be no assurances that the FCC will renew these wireless spectrum licenses.

Commercialization of Our Wireless Spectrum Licenses and Related Assets. In March 2017, we notified the FCC that we planned to deploy a narrowband IoT network on certain of these wireless licenses, which was to be the First Phase. We expected to complete the First Phase by March 2020, with subsequent phases to be completed thereafter.  We have entered into vendor contracts with multiple parties for, among other things, base stations, chipsets, modules, tower leases, the core network, RF design, and deployment services for the First Phase.  Among other things, initial RF design in connection with the First Phase was complete, we secured certain tower sites, and we are in the process of identifying and securing additional tower sites.  The core network has been installed and commissioned.  We installed the first base stations on sites in 2018 and are in the process of deploying the remaining base stations.  During October 2019, we paused work on our narrowband IoT deployment due to our March 2020 build-out deadlines being tolled as discussed in Note 15 “Commitments and Contingencies – Commitments” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.  In addition, we have issued RFI/Ps to various vendors in the wireless industry as we move forward with our 5G Network Deployment.  We currently expect expenditures for our wireless projects to be between $250 million and $500 million during 2020, excluding capitalized interest.  We currently expect expenditures for our 5G Network Deployment to be approximately $10 billion, excluding capitalized interest.  See Note 2 “Capitalized Interest” and Note 15 “Commitments and Contingencies – Commitments – Wireless – DISH Network Spectrum” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses. Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly. In addition, as we consider our options for the commercialization of our wireless spectrum, we will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure. We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers. For example, on September 9, 2019, we filed an application with the FCC to participate as a potential bidder in the upcoming wireless spectrum auction for the Upper Microwave Flexible Use Service licenses in the 37 GHz, 39 GHz and 47 GHz bands (“Auction 103”).  On October 31, 2019, the FCC announced that we and 35 other applicants were qualified to participate in Auction 103. The FCC determined that bidding in this auction will be “anonymous,” which means that prior to and during the course of the auction, the FCC will not make public any information about a specific applicant’s upfront deposit or its bids.  In addition, FCC rules restrict information that bidders may disclose about their participation in the auction. The auction commenced on December 10, 2019 and ended January 30, 2020. The aggregate bids totaled approximately $7.56 billion. Auction 103 moved to the assignment portion of the auction in which winning bidders in the clock bidding portion have the opportunity to bid for frequency-specific licenses.  The assignment portion began on February 18, 2020.  During the assignment portion, the FCC rules restricting information that auction applicants may disclose about their participation in Auction 103 remain in place.  As mentioned above, we were qualified to participate in the auction.  To the extent that we are the winning bidder for any 37 GHz, 39 GHz and 47 GHz licenses, we would expect to pay for such licenses from any upfront deposit made with the FCC and/or existing cash and marketable investment securities balances.

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

Qui Tam. On September 23, 2016, the United States District Court for the District of Columbia unsealed a qui tam complaint that was filed by Vermont National Telephone Company (“Vermont National”) against us; our wholly-owned subsidiaries, American AWS-3 Wireless I L.L.C., American II, American III, and DISH Wireless Holding L.L.C.; Charles W. Ergen (our Chairman) and Cantey M. Ergen (a member of our board of directors); Northstar Wireless; Northstar Spectrum; Northstar Manager; SNR Wireless; SNR HoldCo; SNR Management; and certain other parties. See Note 15 “Contingencies – Litigation – Vermont National Telephone Company” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

Impairment of Assets

Furthermore, the fair values of wireless spectrum licenses and related assets may vary significantly in the future. In particular, valuation swings could occur if:

●	consolidation in the wireless industry allows or requires wireless carriers to sell significant portions of their wireless spectrum holdings, which could in turn reduce the value of our spectrum holdings;
●	a sale of spectrum by one or more wireless providers occurs;
●	the FCC pursues certain policies designed to increase the number of wireless spectrum licenses available in each of our markets; or
●	the FCC conducts additional wireless spectrum auctions.

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

In addition, on September 23, 2016, the United States District Court for the District of Columbia unsealed a qui tam complaint that was filed by Vermont National against us; our wholly-owned subsidiaries, American AWS-3 Wireless I L.L.C., American II, American III, and DISH Wireless Holding L.L.C.; Charles W. Ergen (our Chairman) and Cantey M. Ergen (a member of our board of directors); Northstar Wireless; Northstar Spectrum; Northstar Manager; SNR Wireless; SNR HoldCo; SNR Management; and certain other parties. See “Commitments and Contingencies – Contingencies – Litigation – Vermont National Telephone Company” in Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

●	The wireless services industry is competitive. We have limited experience in the wireless services industry, which is a competitive industry, with increasing customer demands for data services that require increasing capital resources to maintain a robust network. The wireless services industry has incumbent and established competitors such as Verizon, AT&T, T-Mobile and Sprint with substantial market share. Some of these companies have greater financial, marketing and other resources than us, and have existing cost and operational advantages that we lack. Market saturation is expected to continue to cause the wireless services industry’s customer growth rate to moderate in comparison to historical growth rates, leading to increased competition for customers. As the industry matures, competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of wireless services. Furthermore, the cost of attracting a new customer is generally higher than the cost associated with retaining an existing customer. In addition, we may face increasing competition from wireless telecommunications providers who offer mobile video offerings. Wireless mobile video offerings have become more prevalent in the marketplace as wireless telecommunications providers have expanded the fourth generation of wireless communications. In July 2015, AT&T completed its acquisition of DirecTV, our direct competitor and the largest satellite TV provider in the United States, which has an OTT service, AT&T TV Now, that competes directly with our Sling TV services. As a result of this acquisition, DirecTV, among other things, has increased access to capital, access to AT&T’s nationwide platform for wireless mobile video and the ability to more seamlessly bundle its video services with AT&T’s broadband Internet access and wireless services. The combined company may be able to, among other things, pressure third-party content owners and programmers to withhold online rights from us; utilize its increased leverage over third-party content owners and programmers to reduce the price it pays for programming at the expense of other MVPDs, including us; thwart our entry into the wireless market, by, among other things, refusing to enter into data roaming agreements with us; foreclose or degrade our online video offerings at various points in the broadband pipe; and impose data caps on consumers who access our online video offerings. In addition, in October 2016, AT&T announced its acquisition of Time Warner (which owns certain Turner, HBO and Cinemax channels), which was completed in June 2018. The addition of Time Warner’s media holdings, which include content, such as HBO, TBS, TNT, CNN, and movies, would, among other things, provide the combined company increased scale and leverage in the converging video, mobile, and broadband industries. Also, in December 2017, Walt Disney Company announced its acquisition of certain assets of Twenty-First Century Fox, Inc., which was completed in March 2019. These transactions may affect us adversely by, among other things, making it more difficult for us to obtain access to certain programming networks on nondiscriminatory and fair terms, or at all. For example, in connection with AT&T’s acquisition of Time Warner, Turner sent all of its distributors written, irrevocable offers to submit disputes over the price and other terms of Turner programming to binding arbitration and to guarantee continued access to that programming while any arbitration is pending. However, in October 2018, AT&T removed its HBO and Cinemax channels, which are not part of Turner, from our DISH TV and Sling TV programming lineup, as we and AT&T have been unable to negotiate the terms and conditions of a new programming carriage contract. Furthermore, AT&T offers its programming, including its HBO and Cinemax channels, directly to consumers over the Internet and provides HBO for free to its subscribers under certain offers. In addition, AT&T’s current zero rating practice may give an unfair advantage to AT&T’s own video content, which currently includes, among others, DirecTV services, including “AT&T TV Now,” and AT&T’s “Watch TV” on mobile devices.

●	Our ability to compete effectively would be dependent on a number of factors. Our ability to compete effectively would depend on, among other things, our network quality, capacity and coverage; the pricing of our products and services; the quality of customer service; our development of new and enhanced products and services; the reach and quality of our sales and distribution channels; our ability to predict and adapt to future changes in technologies and changes in consumer demands; and capital resources. It would also depend on how successfully we anticipate and respond to various competitive factors affecting the industry, including, among others, new technologies and business models, products and services that may be introduced by competitors, changes in consumer preferences, the demand for and usage of data, video and other voice and non-voice services, demographic trends, economic conditions, and discount pricing and other strategies that may be implemented by competitors. It may be difficult for us to differentiate our products and services from other competitors in the industry, which may limit our ability to attract customers. Our success also may depend on our ability to access and deploy adequate spectrum, deploy new technologies and offer attractive services to customers. For example, we may not be able to obtain and offer certain technologies or features that are subject to competitor patents or other exclusive arrangements.

●	We would depend on third parties to provide us with infrastructure and products and services. We would depend on various key suppliers and vendors to provide us, directly or through other suppliers, with infrastructure, equipment and services, such as switch and network equipment, handsets and other devices and equipment that we would need in order to operate a wireless services business and provide products and services to our customers. For example, handset and other device suppliers often rely on one vendor for the manufacture and supply of critical components, such as chipsets, used in their devices. If these suppliers or vendors fail to provide equipment or services on a timely basis or fail to meet performance expectations, we may be unable to provide products and services as and when expected by our customers. Any difficulties experienced with these suppliers and vendors could result in additional expense and/or delays in introducing our wireless services. Our efforts would involve significant expense and require strategic management decisions on, and timely implementation of, equipment choices, network deployment and management, and service offerings. In addition, these suppliers and vendors may also be subject to litigation with respect to technology on which we would depend, including litigation involving claims of patent infringement.

●	Wireless services and our wireless spectrum licenses are subject to government regulation. Wireless services and our wireless spectrum licenses are subject to regulation by the FCC and other federal, state and local, as well as international, governmental authorities. These governmental authorities could adopt regulations or take other actions that would adversely affect our business prospects, making it more difficult and/or expensive to commercialize our wireless spectrum licenses or acquire additional licenses. The licensing, construction, operation, sale and interconnection arrangements of wireless telecommunications systems are regulated by the FCC and, depending on the jurisdiction, other federal and international, state and local regulatory agencies. In particular, the FCC imposes significant regulation on licensees of wireless spectrum with respect to how radio spectrum is used by licensees, the nature of the services that licensees may offer and how the services may be offered, and resolution of issues of interference between spectrum bands. The FCC grants wireless licenses for terms of generally ten years that are subject to renewal or revocation based on certain factors depending on the license including, among others, public interest considerations, level and quality of services and/or operations provided by the licensee, frequency and duration of any interruptions or outages of services and/or operations provided by the licensee, and the extent to which service is provided to, and/or operation is provided in, rural areas and tribal lands. There can be no assurances that our wireless spectrum licenses will be renewed or that we will be able to obtain additional licenses. Failure to comply with FCC requirements in a given license area could result in revocation of the license for that license area. In addition, the FCC uses its transactional “spectrum screen” to identify prospective wireless transactions that may require additional competitive scrutiny. If a proposed transaction would exceed the spectrum screen threshold, the FCC undertakes a more detailed analysis of relevant market conditions in the impacted geographic areas to determine whether the transaction would reduce competition without offsetting public benefits.

If a proposed spectrum acquisition exceeds the spectrum screen trigger, such additional review could extend the duration of the regulatory review process and there can be no assurance that such proposed spectrum acquisition would ultimately be completed, in whole or in part. For further information related to our wireless spectrum licenses, including build-out requirements, see other Risk Factors above.

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

The Master Transaction Agreement involves numerous operational, strategic, financial, accounting, legal, tax and other risks, as well as potential liabilities associated with the acquired business. We may not be able to successfully or profitably integrate, operate, maintain and manage the BSS Business and its employees. We may not be able to maintain uniform standards, controls, procedures and policies, and this may lead to operational inefficiencies. In addition, the integration process may strain our financial and managerial controls and reporting systems and procedures. Difficulties in integrating the BSS Business may result in the BSS Business performing differently than expected, in operational challenges or in the failure to realize anticipated expense-related efficiencies. Our existing businesses could also be negatively impacted by the Master Transaction Agreement. Potential difficulties that may be encountered in the integration process include, among other factors:

●	the inability to successfully integrate the BSS Business in a manner that permits us to achieve the full revenue and cost savings anticipated from the Master Transaction Agreement;

●	complexities associated with managing the larger, more complex, integrated business;

●	integrating personnel from the BSS Business and the loss of key employees; and

●	potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the Master Transaction Agreement.

We may fail to realize all of the anticipated benefits of the Master Transaction Agreement.

The success of the Master Transaction Agreement will depend, in part, on our ability to realize the anticipated benefits and cost savings from acquiring the BSS Business. The anticipated benefits and cost savings of the Master Transaction Agreement may not be realized fully or at all, may take longer to realize than expected or could have other adverse effects that we do not currently foresee. Some of the assumptions that we have made may not be realized. The integration process may result in the loss of employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies. There could be potential unknown liabilities and unforeseen expenses associated with the Master Transaction Agreement that were not discovered in the course of performing due diligence.

Despite the acquisition of additional satellites as part of the Master Transaction Agreement, we continue to have limited satellite capacity, and failures or reduced capacity could adversely affect our DISH TV services.

Operation of DISH TV services requires that we have adequate satellite transmission capacity for the programming it offers. While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, and the satellites acquired in the Master Transaction Agreement have bolstered that capacity, our backup capacity is limited. We continue to lease satellite capacity from third parties, see “—We generally do not carry commercial in-orbit insurance on any of the satellites that we own and could face significant impairment charges if any of our owned satellites fail” below.

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

In the event of a failure or loss of any of our owned or leased satellites (including those acquired as part of the Master Transaction Agreement), we may need to acquire or lease additional satellite capacity or relocate one of our other owned or leased satellites and use it as a replacement for the failed or lost satellite, any of which could have a material adverse effect on our business, financial condition and results of operations. Such a failure could result in a prolonged loss of critical programming. A relocation would require FCC and/or other domestic and/or foreign regulatory approvals and, among other things, may require a showing to the FCC and/or other domestic and/or foreign regulatory body that the replacement satellite would not cause additional interference compared to the failed or lost satellite. We cannot be certain that we could obtain such FCC and/or other domestic and/or foreign regulatory body approval. If we chose to use a satellite in this manner, this use could adversely affect our ability to satisfy certain operational conditions associated with our authorizations. Failure to satisfy those conditions could result in the loss of such authorizations, which would have an adverse effect on our ability to generate revenues.

Current DISH Network stockholders have reduced ownership and voting interest in and exercise less influence over management of DISH Network following the closing of the Master Transaction Agreement.

Upon consummation of the Master Transaction Agreement, due to the issuance of shares of Class A common stock in connection therewith, the current DISH Network stockholders have a smaller percentage ownership interest in DISH Network compared to what they owned prior to the Master Transaction Agreement. Based on the number of shares of Class A common stock issued in connection with the Merger and the number of shares of Class A common stock that were outstanding immediately prior to the completion of the Master Transaction Agreement, the current DISH Network stockholders hold less than 100% of the issued and outstanding shares of Class A common stock following the Master Transaction Agreement, and the current EchoStar stockholders hold approximately 4.9% of the issued and outstanding shares of Class A common stock following the Master Transaction Agreement. Accordingly, the current DISH Network stockholders have reduced ownership and voting interests in and have less influence over management of DISH Network following the Master Transaction Agreement.

If we were to take certain actions that could cause the Distribution to become taxable to EchoStar, we may be required to indemnify EchoStar for any resulting tax liability, and the indemnity amounts could be substantial.

To preserve the intended tax treatment of the Distribution, we have and will continue to comply with certain restrictions under current U.S. federal income tax laws for spin-offs, including (i) refraining from engaging in certain transactions that would result in Section 355(e) of the Code applying to the Distribution (which generally would occur if Newco undergoes a direct or indirect fifty percent or greater change by vote or value in its ownership as a result of the Distribution and related transactions), (ii) continuing to own and manage the BSS Business in a certain manner, and (iii) limiting certain repurchases or redemptions of our common stock. To the extent that we do not comply with these contractual provisions, among other effects, the Distribution could become taxable to EchoStar, in which case, we may be required to indemnify EchoStar for any tax liability that results from our non-compliance with these restrictions, and such indemnity obligations could be substantial.

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

We may be unable to obtain in the anticipated timeframe, or at all, any regulatory approvals required to complete proposed acquisitions and other strategic transactions. Furthermore, the conditions imposed for obtaining any necessary approvals could delay the completion of such transactions for a significant period of time or prevent them from occurring at all. We may not be able to complete such transactions and such transactions, if executed, pose significant risks and could have a negative effect on our operations. Any transactions that we are able to identify and complete may involve a number of risks, including:

●	the diversion of our management’s attention from our existing businesses to integrate the operations and personnel of the acquired or combined business or joint venture;

●	possible adverse effects on our operating results during the integration process;

●	a high degree of risk inherent in these transactions, which could become substantial over time, and higher exposure to significant financial losses if the underlying ventures are not successful;

●	our possible inability to achieve the intended objectives of the transaction; and

●	the risks associated with complying with regulations applicable to the acquired business, which may cause us to incur substantial expenses.

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

As of December 31, 2019, our total long-term debt and finance lease obligations, including the debt of our subsidiaries, was $14.140 billion. Our debt levels could have significant consequences, including:

●	making it more difficult to satisfy our obligations;
●	a dilutive effect on our outstanding equity capital or future earnings;
●	increasing our vulnerability to general adverse economic conditions, including changes in interest rates;
●	requiring us to devote a substantial portion of our cash to make interest and principal payments on our debt, thereby reducing the amount of cash available for other purposes. As a result, we would have limited financial and operating flexibility in responding to changing economic and competitive conditions;
●	limiting our ability to raise additional debt because it may be more difficult for us to obtain debt financing on attractive terms; and
●	placing us at a disadvantage compared to our competitors that are less leveraged.

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

Certain provisions of our articles of incorporation and bylaws may discourage, delay or prevent a change in control of our company that a shareholder may consider favorable. These provisions include the following:

●	a capital structure with multiple classes of common stock: a Class A that entitles the holders to one vote per share, a Class B that entitles the holders to ten votes per share, a Class C that entitles the holders to one vote per share, except upon a change in control of our company in which case the holders of Class C are entitled to ten votes per share;

●	a provision that authorizes the issuance of “blank check” preferred stock, which could be issued by our Board of Directors to increase the number of outstanding shares and thwart a takeover attempt;

●	a provision limiting who may call special meetings of shareholders; and

●	a provision establishing advance notice requirements for nominations of candidates for election to our Board of Directors or for proposing matters that can be acted upon by shareholders at shareholder meetings.

As discussed below, Charles W. Ergen, our Chairman, controls approximately 91.0% of the total voting power of our company. Such control by Mr. Ergen may make it impractical for any third party to effect a change in control of our company. In addition, pursuant to our articles of incorporation we have a significant amount of authorized and unissued stock which would allow our Board of Directors to issue shares to persons friendly to current management, thereby protecting the continuity of its management, or which could be used to dilute the stock ownership of persons seeking to obtain control of us.

We are controlled by one principal stockholder who is also our Chairman.

Charles W. Ergen, our Chairman, beneficially owns approximately 52.3% of our total equity securities (assuming conversion of all Class B Common Stock into Class A Common Stock) and controls approximately 91.0% of the total voting power. Through his voting power, Mr. Ergen has the ability to elect a majority of our directors and to control all other matters requiring the approval of our stockholders. As a result, DISH Network is a “controlled company” as defined in the Nasdaq listing rules and is, therefore, not subject to Nasdaq requirements that would otherwise require us to have: (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors. Mr. Ergen is also the principal stockholder and Chairman of EchoStar.

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

The first phase of the bench trial took place January 19, 2016 through February 11, 2016, and the second phase took place October 25, 2016 through November 2, 2016.

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

During the second quarter 2017, we recorded $255 million of “Litigation expense” related to the FTC Action on our Consolidated Statements of Operations and Comprehensive Income (Loss). We recorded $25 million of “Litigation expense” related to the FTC Action during periods prior to 2017. Our total accrual at December 31, 2019 and 2018 related to the FTC Action was $280 million and is included in “Other accrued expenses” on our Consolidated Balance Sheets.  Any eventual payments made with respect to the FTC Action may not be deductible for tax purposes, which had a negative impact on our effective tax rate for the year ended December 31, 2017. The tax deductibility of any eventual payments made with respect to the FTC Action may change, based upon, among other things, further developments in the FTC Action, including final adjudication of the FTC Action.

We may also from time to time be subject to private civil litigation alleging telemarketing violations. For example, a portion of the alleged telemarketing violations by an independent third-party retailer at issue in the FTC Action are also the subject of a certified class action filed against DISH Network L.L.C. in the United States District Court for the Middle District of North Carolina (the “Krakauer Action”). Following a five-day trial, on January 19, 2017, a jury in that case found that the independent third-party retailer was acting as DISH Network L.L.C.’s agent when it made the 51,119 calls at issue in that case, and that class members are eligible to recover $400 in damages for each call made in violation of the TCPA. On May 22, 2017, the Court ruled that the violations were willful and knowing, and trebled the damages award to $1,200 for each call made in violation of TCPA. On April 5, 2018, the Court entered a $61 million judgment in favor of the class. DISH Network L.L.C. appealed and on May 30, 2019, the United States Court of Appeals for the Fourth Circuit affirmed. On October 15, 2019, DISH Network L.L.C. filed a petition for writ of certiorari, requesting that the United States Supreme Court agree to hear a further appeal, but it denied the petition on December 16, 2019. On January 21, 2020, DISH Network L.L.C. filed a second notice of appeal relating to the district court’s orders on the claims administration process to identify, and disburse funds to, individual class members.

During the second quarter 2017, we recorded $41 million of “Litigation expense” related to the Krakauer Action on our Consolidated Statements of Operations and Comprehensive Income (Loss).  We recorded $20 million of “Litigation expense” related to the Krakauer Action during the fourth quarter 2016. Our total accrual related to the Krakauer Action at December 31, 2018 was $61 million and was included in “Other accrued expenses” on our Consolidated Balance Sheets. During the third quarter 2019, the judgment was paid to the court.

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

We purchase a large percentage of our programming from cable-affiliated programmers. Pursuant to the Cable Act, cable providers had been prohibited from entering into exclusive contracts with cable-affiliated programmers. The Cable Act directed that this prohibition expires after a certain period of time unless the FCC determined that the prohibition continued to be necessary. In October 2012, the FCC allowed this prohibition to expire.

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

We periodically evaluate and test our internal control over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. Our management has concluded that our internal control over financial reporting was effective as of December 31, 2019. If in the future we are unable to report that our internal control over financial reporting is effective (or if our auditors do not agree with our assessment of the effectiveness of, or are unable to express an opinion on, our internal control over financial reporting), investors, customers and business partners could lose confidence in the accuracy of our financial reports, which could in turn have a material adverse effect on our business, investor confidence in our financial results may weaken, and our stock price may suffer.

We may face other risks described from time to time in periodic and current reports we file with the SEC.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The following table sets forth certain information concerning our principal properties related to our business segments.

Leased From
Description/Use/Location	Segment(s) Using Property	Owned	EchoStar (1)	Other Third Party
Corporate headquarters, Englewood, Colorado	Pay-TV / Wireless		X
Customer call center and general offices, Littleton, Colorado (2)	Pay-TV / Wireless	X
Customer call center and general offices, Roseland, New Jersey	Pay-TV			X
Customer call center, Bluefield, West Virginia	Pay-TV	X
Customer call center, Christiansburg, Virginia	Pay-TV			X
Customer call center, Harlingen, Texas	Pay-TV	X
Customer call center, Hilliard, Ohio	Pay-TV			X
Customer call center, Phoenix, Arizona	Pay-TV			X
Customer call center, Thornton, Colorado	Pay-TV	X
Customer call center, Tulsa, Oklahoma	Pay-TV			X
Customer call center, warehouse, service, and remanufacturing center, El Paso, Texas	Pay-TV	X
Data Center, Cheyenne, Wyoming (2)	Pay-TV	X
Digital broadcast operations center, Cheyenne, Wyoming (3)	Pay-TV	X
Digital broadcast operations center, Gilbert, Arizona (3)	Pay-TV	X
Engineering offices and service center, Englewood, Colorado (3)	Pay-TV / Wireless	X
Engineering office, American Fork, Utah (3)	Pay-TV			X
Engineering office, Bangalore, India (3)	Pay-TV			X
Engineering office, Foster City, California (3)	Pay-TV			X
Engineering office, Kharkov, Ukraine (3)	Pay-TV			X
Engineering office, Superior, Colorado (3)	Pay-TV			X
IT development center, Denver, Colorado	Pay-TV			X
Micro digital broadcast operations center, Lockhart, Texas (3)	Pay-TV	X
Regional digital broadcast operations center, Monee, Illinois (3)	Pay-TV	X
Regional digital broadcast operations center, New Braunfels, Texas (3)	Pay-TV	X
Regional digital broadcast operations center, Quicksburg, Virginia (3)	Pay-TV	X
Regional digital broadcast operations center, Spokane, Washington (3)	Pay-TV	X
Service and remanufacturing center, Spartanburg, South Carolina	Pay-TV			X
Warehouse and distribution center, Denver, Colorado	Pay-TV			X
Warehouse and distribution center, Atlanta, Georgia	Pay-TV			X
Warehouse, Denver, Colorado	Pay-TV	X

(1)	See Note 19 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on our Related Party Transactions with EchoStar.
(2)	These properties were transferred to us in connection with the completion of the Master Transaction Agreement.
(3)	These properties were transferred to us in connection with the completion of the Share Exchange.

In addition to the principal properties listed above, we operate numerous facilities for, among other things, our in-home service operations strategically located in regions throughout the United States. Furthermore, we own or lease capacity on 13 satellites, which are a major component of our DISH TV services. See further information under “Item 1. Business – Satellites” in this Annual Report on Form 10-K.

Item 3. LEGAL PROCEEDINGS

See Note 15 “Commitments and Contingencies – Contingencies – Litigation” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for information regarding certain legal proceedings in which we are involved.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock is quoted on the Nasdaq Global Select Market under the symbol “DISH.”

As of February 12, 2020, there were approximately 6,760 holders of record of our Class A common stock, not including stockholders who beneficially own Class A common stock held in nominee or street name. As of February 12, 2020, all of the 238,435,208 outstanding shares of our Class B common stock were beneficially held by Charles W. Ergen, our Chairman. There is currently no trading market for our Class B common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding purchases of our Class A common stock made by us for the period from October 1, 2019 through December 31, 2019.

			Total Number of	Maximum Approximate
	Total		Shares Purchased	Dollar Value of Shares
	Number of	Average	as Part of Publicly	that May Yet be
	Shares	Price Paid	Announced	Purchased Under the
Period	Purchased	per Share	Programs	Programs (1)
	(In thousands, except share data)
October 1, 2019 - October 31, 2019	—	$—	—	$1,000,000
November 1, 2019 - November 30, 2019	—	$—	—	$1,000,000
December 1, 2019 - December 31, 2019	—	$—	—	$1,000,000
Total	—	$—	—	$1,000,000

(1)	Our Board of Directors previously authorized stock repurchases of up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2019. On October 28, 2019, our Board of Directors extended this authorization such that we are currently authorized to repurchase up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2020. Purchases under our repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors. We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

Item 6. SELECTED FINANCIAL DATA

The selected consolidated financial data as of and for each of the five years ended December 31, 2019 have been derived from our consolidated financial statements. On February 28, 2017, we and EchoStar and certain of our respective subsidiaries completed the Share Exchange. As the Share Exchange was a transaction between entities that are under common control accounting rules require that our Consolidated Financial Statements include the results of the Transferred Businesses for all periods presented, including periods prior to the completion of the Share Exchange. We initially recorded the Transferred Businesses at EchoStar’s historical cost basis. The results of the Transferred Businesses were prepared from separate records maintained by EchoStar for the periods prior to March 1, 2017, and may not necessarily be indicative of the conditions that would have existed, or the results of operations, if the Transferred Businesses had been operated on a combined basis with our subsidiaries.  The selected consolidated financial data includes the results of the Transferred Businesses as described above for all periods presented, including periods prior to the completion of the Share Exchange. See Note 2 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Certain prior year amounts have been reclassified to conform to the current year presentation. See further information under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Explanation of Key Metrics and Other Items” in this Annual Report on Form 10-K.

This data should be read in conjunction with our consolidated financial statements and related notes thereto for the three years ended December 31, 2019, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	As of December 31,
Balance Sheet Data	2019	2018	2017	2016	2015
	(In thousands)
Cash, cash equivalents and current marketable investment securities	$2,860,347	$2,068,817	$1,980,673	$5,360,119	$1,611,894
Total assets	33,230,935	30,587,012	29,773,766	27,914,292	22,665,292
Long-term debt and finance lease obligations (including current portion)	14,139,595	15,152,777	16,202,965	16,483,639	13,763,018
Total stockholders’ equity (deficit)	11,564,072	8,594,189	6,937,906	4,611,323	2,694,161

	For the Years Ended December 31,
Statements of Operations Data	2019	2018	2017	2016	2015
	(In thousands, except per share amounts)
Total revenue	$12,807,684	$13,621,302	$14,391,375	$15,212,302	$15,225,493
Total costs and expenses	10,928,808	11,473,681	12,823,610	12,893,041	13,797,121
Operating income (loss)	$1,878,876	$2,147,621	$1,567,765	$2,319,261	$1,428,372

Net income (loss) attributable to DISH Network	$1,399,512	$1,575,091	$2,098,689	$1,497,939	$802,374

Basic net income (loss) per share attributable to DISH Network	$2.92	$3.37	$4.50	$3.22	$1.73
Diluted net income (loss) per share attributable to DISH Network	$2.60	$3.00	$4.07	$3.15	$1.73

	For the Years Ended December 31,
Statement of Cash Flow Data	2019	2018	2017	2016	2015
Net cash flows from:	(In thousands)
Operating activities	$2,662,401	$2,517,841	$2,779,507	$2,854,247	$2,459,123
Investing activities	$(717,836)	$(1,975,273)	$(6,521,553)	$(1,737,070)	$(8,072,004)
Financing activities	$(328,169)	$(1,134,545)	$(103,237)	$3,153,930	$(448,200)

	For the Years Ended December 31,
Other Data (Unaudited)	2019	2018	2017	2016		2015
Pay-TV subscribers, as of period end (in millions)	11.986	12.322	13.242	13.671	*	13.897
DISH TV subscribers, as of period end (in millions)	9.394	9.905	11.030	12.170		13.274
Sling TV subscribers, as of period end (in millions)	2.592	2.417	2.212	1.501		0.623
Pay-TV subscriber additions (losses), net (in millions)	(0.336)	(0.920)	(0.284)	(0.392)		(0.081)
DISH TV subscriber additions (losses), net (in millions)	(0.511)	(1.125)	(0.995)	(1.270)		(0.607)
Sling TV subscriber additions (losses), net (in millions)	0.175	0.205	0.711	0.878		0.526
Pay-TV ARPU	$85.92	$85.46	$86.43	$88.66		$86.79
DISH TV subscriber additions, gross (in millions)	1.348	1.114	1.477	1.736		2.247
DISH TV churn rate	1.62%	1.78%	1.78%	1.97%		1.75%
DISH TV SAC	$822	$759	$751	$832		$822

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

Financial Highlights

2019 Consolidated Results of Operations and Key Operating Metrics

●	Revenue of $12.808 billion
●	Net income attributable to DISH Network of $1.400 billion and basic and diluted earnings per share of common stock of $2.92 and $2.60, respectively
●	Loss of approximately 336,000 net Pay-TV subscribers
●	Loss of approximately 511,000 net DISH TV subscribers
●	Addition of approximately 175,000 net Sling TV subscribers
●	Pay-TV ARPU of $85.92
●	Gross new DISH TV subscriber activations of approximately 1.348 million
●	DISH TV churn rate of 1.62%
●	DISH TV SAC of $822

Consolidated Financial Condition as of December 31, 2019

●	Cash, cash equivalents and current marketable investment securities of $2.860 billion
●	Total assets of $33.231 billion
●	Total long-term debt and finance lease obligations of $14.140 billion

Business Segments

We currently operate two primary business segments: (1) Pay-TV; and (2) Wireless.

Pay-TV

We are the nation’s fourth largest pay-TV provider and offer Pay-TV services under the DISH brand, and the Sling brand. As of December 31, 2019, we had 11.986 million Pay-TV subscribers in the United States, including 9.394 million DISH TV subscribers and 2.592 million Sling TV subscribers.

Competition has intensified in recent years as the pay-TV industry has matured. To differentiate our DISH TV services from our competitors, we offer the Hopper whole-home DVR and have continued to add functionality and simplicity for a more intuitive user experience. Our Hopper and Joey® whole-home DVR promotes a suite of integrated features and functionality designed to maximize the convenience and ease of watching TV anytime and anywhere. It also has several innovative features that a consumer can use, at his or her option, to watch and record television programming, through their televisions, streaming media devices, tablets, phones and computers. The Hopper 3, among other things, features 16 tuners, delivers an enhanced 4K Ultra HD experience, and supports up to seven TVs simultaneously.

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

We face competition from providers of video content distributed over the Internet including services with live-linear television programming, as well as single programmer offerings and offerings of large libraries of on-demand content, including in certain cases original content. These providers include, among others, Netflix, Hulu, Apple, Amazon, Alphabet, Disney, Verizon, AT&T, ViacomCBS, STARZ, Fubo and Philo.  Many of these companies have larger customer bases, stronger brand recognition and greater financial, marketing and other resources than we do. In addition, traditional providers of video entertainment, including broadcasters, cable channels and MVPDs, are increasing their Internet-based video offerings. Some of these services charge nominal or no fees for access to their content, which could adversely affect demand for our Pay-TV services.

Moreover, new technologies have been, and will likely continue to be, developed that further increase the number of competitors we face with respect to video services, including competition from piracy-based video offerings.

This competition, among other things, has caused the rate of growth in subscribers to our Sling TV services to decrease. In June 2018, we launched additional Sling TV services which include offering consumers a la carte channel subscriptions, access to pay-per-view events and movies, and access to free content. There can be no assurance that these additional services or other offers will positively affect our results of operations or our net Sling TV subscribers.

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

Recent Developments

Master Transaction Agreement

On May 19, 2019, we and Merger Sub entered into the Master Transaction Agreement with EchoStar and Newco. Pursuant to the Master Transaction Agreement, among other things: (i) EchoStar carried out an internal reorganization in which certain assets and liabilities of the EchoStar Satellite Services segment, the BSS Business, were transferred to Newco; (ii) EchoStar distributed all outstanding shares of common stock, par value $0.001 per share, of Newco, to the holders of record of Class A common stock, par value $0.001 per share, of EchoStar and Class B common stock, par value $0.001 per share, of EchoStar; and (iii) upon consummation of the Merger, Merger Sub ceased to exist and Newco continued as our wholly-owned subsidiary.

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

The Merger was accounted for as an asset purchase, as substantially all of the fair value of the gross assets acquired was concentrated in a group of similar identifiable assets. As the Merger was between entities that were under common control, we recorded the assets and liabilities received under the Merger at EchoStar’s historical cost basis, with the offsetting amount recorded in “Additional paid-in capital” on our Consolidated Balance Sheets. A substantial portion of the assets received under the Merger were historically leased to us by EchoStar. As these assets and the related liabilities have been transferred to us pursuant to the Master Transaction Agreement, they will no longer be included in “Operating lease assets,” “Other current liabilities” and “Operating lease liabilities,” but rather in “Property and equipment, net” on our Consolidated Balance Sheets.

See Note 1 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on the impact on our Consolidated Balance Sheets.

Sprint Asset Acquisition

Asset Purchase Agreement

On July 26, 2019, we entered into an Asset Purchase Agreement (the “APA”) with T-Mobile US, Inc. (“TMUS”) and Sprint Corporation (“Sprint” and together with TMUS, the “Sellers” and after the consummation of the Sprint-TMUS merger, sometimes referred to as “NTM”).

Pursuant to the APA, after the consummation of the Sprint-TMUS merger and at the closing of the transaction, NTM will sell to us and we will acquire from NTM certain assets and liabilities associated with the Prepaid Business for an aggregate purchase price of $1.4 billion. Under the Proposed Final Judgment (as defined below), TMUS is required to divest the Prepaid Business to us no later than the latest of (i) 15 days after TMUS has enabled us to provision any new or existing customers of the Prepaid Business holding a compatible handset device onto the NTM network, (ii) the first business day of the month following the later of the consummation of the Sprint-TMUS merger or the receipt of approvals for the Prepaid Business Sale, and (iii) five days after the entry of the Final Judgment (as defined below) by the District Court (as defined below). We expect to fund the purchase price with cash on hand or other available sources of liquidity.

At the closing of the Prepaid Business Sale, we and NTM will enter into the TSA, the MNSA, the Option Agreement, and the Spectrum Purchase Agreement for an additional approximately $3.59 billion. See Note 15 “Commitments and Contingencies – Commitments – Sprint Asset Acquisition” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on the Transaction Agreements.

Agreement with the DOJ: The Stipulation and Order and the Proposed Final Judgment

In connection with the Prepaid Business Sale and the consummation of the Sprint-TMUS merger, we, TMUS, Sprint, DT and SoftBank agreed with the DOJ on certain key terms relating to the Transaction Agreements and our wireless service business and spectrum. On July 26, 2019, Defendants entered into the Stipulation and Order with the DOJ binding the Defendants to the Proposed Final Judgment which memorialized the agreement between the DOJ and the Defendants. The Stipulation and Order and the Proposed Final Judgment were filed in the District Court on July 26, 2019. Certain of the provisions of the Stipulation and Order and the Proposed Final Judgment are also reflected in the terms of the Transaction Agreements.

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

Upon the signing of the Stipulation and Order and the Proposed Final Judgment by the District Court, the Sellers will be permitted by the DOJ to consummate the Sprint-TMUS merger (subject to any additional closing conditions related thereto). The Proposed Final Judgment is subject to the procedures of the Antitrust Procedures and Penalties Act, pursuant to which, following a 60-day public comment period and other related procedures, the Proposed Final Judgment will be entered with the District Court (the Proposed Final Judgment as so entered with the District Court, the “Final Judgment”). The term of the Final Judgment will be seven years from the date of its entry with the District Court or five years if the DOJ gives notice that the divestitures, build-outs and other requirements have been completed to its satisfaction. A monitoring trustee has been appointed by the District Court that has the power and authority to monitor the Defendants’ compliance with the Final Judgment and settle disputes among the Defendants regarding compliance with the provisions of the Final Judgment and may recommend action to the DOJ in the event a party fails to comply with the Final Judgment.

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

On June 11, 2019, a number of state attorneys general filed a lawsuit against TMUS, DT, Sprint, and SoftBank in the Southern District, alleging that the Sprint-TMUS merger, if consummated, would violate Section 7 of the Clayton Act and therefore should be enjoined. On February 11, 2020, the Southern District ruled in favor of the Sprint-TMUS merger. If this decision is appealed by any state attorneys general, we cannot predict the timing or outcome of any such appeals process.

Wireless

Beginning on November 5, 2019, and while the approval of the Sprint-TMUS merger is pending, the March 7, 2020 build-out deadline for both the AWS-4 and Lower 700 MHz E Block spectrum bands is tolled; however, if the Sprint-TMUS merger is not consummated, the original deadlines (as discussed in Note 15 “Commitments and Contingencies – Commitments – Wireless – DISH Network Spectrum” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K) would be reinstated with extensions equal to the length of time the deadline was tolled. During October 2019, we paused work on our narrowband IoT deployment due to our March 2020 build-out deadlines being tolled. We have issued RFI/Ps to various vendors in the wireless industry as we move forward with our 5G Network Deployment.

Since 2008, we have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets and made over $10 billion in non-controlling investments in certain entities, for a total of over $21 billion, as described further below. The $21 billion of investments related to wireless spectrum licenses described below does not include $5 billion of capitalized interest related to the carrying value of such licenses.  See Note 2 “Capitalized Interest” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on capitalized interest.

DISH Network Spectrum

We have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets. These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. In March 2017, we notified the FCC that we planned to deploy a narrowband IoT network on certain of these wireless licenses, which was to be the First Phase. We expected to complete the First Phase by March 2020, with subsequent phases to be completed thereafter. We have entered into vendor contracts with multiple parties for, among other things, base stations, chipsets, modules, tower leases, the core network, RF design, and deployment services for the First Phase.  Among other things, initial RF design in connection with the First Phase was complete, we had secured certain tower sites, and we were in the process of identifying and securing additional tower sites.  The core network had been installed and commissioned.  We installed the first base stations on sites in 2018 and were in the process of deploying the remaining base stations.  During October 2019, we paused work on our narrowband IoT deployment due to our March 2020 build-out deadlines being tolled as discussed above.  In addition, we have issued RFI/Ps to various vendors in the wireless industry as we move forward with our 5G Network Deployment.  We currently expect expenditures for our wireless projects to be between $250 million and $500 million during 2020, excluding capitalized interest.  We currently expect expenditures for our 5G Network Deployment to be approximately $10 billion, excluding capitalized interest.   We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.

Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly. In addition, as we consider our options for the commercialization of our wireless spectrum, we will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure. We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers. See Note 2 “Capitalized Interest” and Note 15 “Commitments and Contingencies – Commitments – Wireless – DISH Network Spectrum” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

The AWS-3 Licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. The Northstar Entities and/or the SNR Entities may need to raise significant additional capital in the future, which may be obtained from third party sources or from us, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential Northstar Re-Auction Payment and SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC. Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential Northstar Re-Auction Payment and SNR Re-Auction Payment, any loans, equity contributions or partnerships could vary significantly. See Note 15 “Commitments and Contingencies – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

We may need to raise significant additional capital in the future to fund the efforts described above, which may not be available on acceptable terms or at all. There can be no assurance that we, the Northstar Entities and/or the SNR Entities will be able to develop and implement business models that will realize a return on these wireless spectrum licenses or that we, the Northstar Entities and/or the SNR Entities will be able to profitably deploy the assets represented by these wireless spectrum licenses, which may affect the carrying amount of these assets and our future financial condition or results of operations. See Note 15 “Commitments and Contingencies” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

Our Pay-TV services also face increased competition from programmers and other companies who distribute video directly to consumers over the Internet. Our Sling TV services face increased competition from content providers and other companies, as well as traditional satellite television providers, cable companies and large telecommunications companies, that are increasing their Internet-based video offerings. We also face competition from providers of video content distributed over the Internet including services with live-linear television programming, as well as single programmer offerings and offerings of large libraries of on-demand content, including in certain cases original content. These providers include, among others, Netflix, Hulu, Apple, Amazon, Alphabet, Disney, Verizon, AT&T, ViacomCBS, STARZ, Fubo and Philo.  Furthermore, our DISH TV services face increased competition as programming offered over the Internet has become more prevalent and consumers are spending an increasing amount of time accessing video content via the Internet on their mobile devices. Significant changes in consumer behavior with regard to the means by which consumers obtain video entertainment and information in response to digital media competition could have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business. In particular, consumers have shown increased interest in viewing certain video programming in any place, at any time and/or on any broadband-connected device they choose. Online content providers may cause our subscribers to disconnect our DISH TV services (“cord cutting”), downgrade to smaller, less expensive programming packages (“cord shaving”) or elect to purchase through these online content providers a certain portion of the services that they would have historically purchased from us, such as pay per view movies, resulting in less revenue to us.

We implement new marketing promotions from time to time that are intended to increase our Pay-TV subscriber activations. For our DISH TV services, we have launched various marketing promotions offering certain DISH TV programming packages without a price increase for a commitment period. We also launched our Flex Pack skinny bundle with a core package of programming consisting of more than 50 channels and the choice of one of ten themed add-on channel packs, which include, among others, local broadcast networks and kids and general entertainment programming. Subscribers can also add or remove additional channel packs to best suit their entertainment needs. In addition, certain streaming apps, including, among others, Netflix, Amazon Prime Video and YouTube, have been integrated into select Hopper receiver systems. During 2017, we launched “Tuned In To You” and during 2019 we launched the “Tuned In To You 2.0” campaign, which further amplifies our commitment to customer satisfaction.  While we plan to implement these and other new marketing efforts for our DISH TV services, there can be no assurance that we will ultimately be successful in increasing our gross new DISH TV subscriber activations.

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

Furthermore, our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate may be negatively impacted if we are unable to renew our long-term programming carriage contracts before they expire. In the past, our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers. For example, in June 2018 and November 2018, Univision Communications Inc. (“Univision”) removed certain of its channels from our DISH TV and Sling TV programming lineup. On March 26, 2019, we and Univision signed a new programming carriage contract which restored certain of these Univision channels to our DISH TV programming lineup. In October 2018, AT&T removed its HBO and Cinemax channels from our DISH TV and Sling TV programming lineup, as we and AT&T have been unable to negotiate the terms and conditions of a new programming carriage contract. AT&T offers its programming, including its HBO and Cinemax channels, directly to consumers over the Internet and provides HBO for free to its subscribers under certain offers. In July 2019, Fox Regional Sports Networks (“RSNs”) also removed certain of its channels from our DISH TV and Sling TV programming lineup. In August 2019, Sinclair Broadcast Group acquired the Fox RSNs. We experienced a higher DISH TV churn rate, higher net Pay-TV subscriber losses and lower gross new DISH TV subscriber activations during 2018 and 2019, when Univision, AT&T and Fox RSNs removed certain of their channels from our DISH TV and Sling TV programming lineup. There can be no assurance that channel removals, such as the removal of the channels discussed above or others, will not have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business.

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

Equipment sales and other revenue. “Equipment sales and other revenue” principally includes the non-subsidized sales of DBS accessories to independent third-party retailers and other independent third-party distributors of our equipment, sales of digital receivers and related components to third-party pay-TV providers, revenue from OnTech Smart Services and revenue from services and other agreements with EchoStar.

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

Cost of sales - equipment and other. “Cost of sales - equipment and other” primarily includes the cost of non-subsidized sales of DBS accessories to independent third-party retailers and other independent third-party distributors of our equipment, costs associated with sales of digital receivers and related components to third-party pay-TV providers, costs associated with OnTech Smart Services and costs related to services and other agreements with EchoStar.

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

Sling TV subscribers. We include customers obtained through direct sales and third-party marketing agreements in our Sling TV subscriber count. Sling TV subscribers are recorded net of disconnects. Sling TV customers receiving service for no charge, under certain new subscriber promotions, are excluded from our Sling TV subscriber count. For customers who subscribe to multiple Sling TV packages, including, among others, Sling TV Blue, Sling TV Orange, Sling Latino and Sling International, each customer is only counted as one Sling TV subscriber.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2019	2018	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$12,616,442	$13,456,088	$(839,646)	(6.2)
Equipment sales and other revenue	191,242	165,214	26,028	15.8
Total revenue	12,807,684	13,621,302	(813,618)	(6.0)

Costs and Expenses:
Subscriber-related expenses	7,869,593	8,544,577	(674,984)	(7.9)
% of Subscriber-related revenue	62.4%	63.5%
Satellite and transmission expenses	447,811	576,568	(128,757)	(22.3)
% of Subscriber-related revenue	3.5%	4.3%
Cost of sales - equipment and other	192,821	145,604	47,217	32.4
Subscriber acquisition costs	994,526	769,307	225,219	29.3
General and administrative expenses	793,480	725,601	67,879	9.4
% of Total revenue	6.2%	5.3%
Depreciation and amortization	630,577	712,024	(81,447)	(11.4)
Total costs and expenses	10,928,808	11,473,681	(544,873)	(4.7)

Operating income (loss)	1,878,876	2,147,621	(268,745)	(12.5)

Other Income (Expense):
Interest income	77,214	44,759	32,455	72.5
Interest expense, net of amounts capitalized	(23,687)	(15,006)	(8,681)	(57.9)
Other, net	11,524	11,801	(277)	(2.3)
Total other income (expense)	65,051	41,554	23,497	56.5

Income (loss) before income taxes	1,943,927	2,189,175	(245,248)	(11.2)
Income tax (provision) benefit, net	(451,358)	(533,684)	82,326	15.4
Effective tax rate	23.2%	24.4%
Net income (loss)	1,492,569	1,655,491	(162,922)	(9.8)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	93,057	80,400	12,657	15.7
Net income (loss) attributable to DISH Network	$1,399,512	$1,575,091	$(175,579)	(11.1)

Other Data:
Pay-TV subscribers, as of period end (in millions)	11.986	12.322	(0.336)	(2.7)
DISH TV subscribers, as of period end (in millions)	9.394	9.905	(0.511)	(5.2)
Sling TV subscribers, as of period end (in millions)	2.592	2.417	0.175	7.2
Pay-TV subscriber additions (losses), net (in millions)	(0.336)	(0.920)	0.584	63.5
DISH TV subscriber additions (losses), net (in millions)	(0.511)	(1.125)	0.614	54.6
Sling TV subscriber additions (losses), net (in millions)	0.175	0.205	(0.030)	(14.6)
Pay-TV ARPU	$85.92	$85.46	$0.46	0.5
DISH TV subscriber additions, gross (in millions)	1.348	1.114	0.234	21.0
DISH TV churn rate	1.62%	1.78%	(0.16)%	(9.0)
DISH TV SAC	$822	$759	$63	8.3
EBITDA	$2,427,920	$2,791,046	$(363,126)	(13.0)

* Percentage is not meaningful.

Pay-TV subscribers. We lost approximately 336,000 net Pay-TV subscribers during the year ended December 31, 2019 compared to the loss of approximately 920,000 net Pay-TV subscribers during the same period in 2018. The decrease in net Pay-TV subscriber losses during the year ended December 31, 2019 resulted from fewer net DISH TV subscriber losses, partially offset by fewer net Sling TV subscriber additions. Our net Pay-TV subscriber losses during the years ended December 31, 2019 and 2018 were negatively impacted by Univision, AT&T and Fox RSNs’ removal of certain of their channels from our DISH TV and Sling TV programming lineup. On March 26, 2019, we and Univision signed a new programming carriage contract which restored certain Univision channels to our DISH TV programming lineup.  In August 2019, Sinclair Broadcast Group acquired the Fox RSNs. We lost approximately 511,000 net DISH TV subscribers during the year ended December 31, 2019 compared to the loss of approximately 1.125 million net DISH TV subscribers during the same period in 2018. This decrease in net DISH TV subscriber losses primarily resulted from a lower DISH TV churn rate and higher gross new DISH TV subscriber activations. We added approximately 175,000 net Sling TV subscribers during the year ended December 31, 2019 compared to the addition of approximately 205,000 net Sling TV subscribers during the same period in 2018. This decrease in net Sling TV subscriber additions is primarily related to increased competition, including competition from other OTT service providers, and to a higher number of customer disconnects on a larger Sling TV subscriber base, including the impact from Univision, AT&T and Fox RSNs’ removal of certain of their channels from our programming lineup, discussed above.

Our DISH TV churn rate for the year ended December 31, 2019 was 1.62% compared to 1.78% for the same period in 2018. This decrease primarily resulted from our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate for the year ended December 31, 2019 was negatively impacted by various channel removals from our programming lineup. For example, our DISH TV churn rate for the years ended December 31, 2019 and 2018 was negatively impacted by Univision, AT&T and Fox RSNs’ removal of certain of their channels from our programming lineup. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.

During the year ended December 31, 2019, we activated approximately 1.348 million gross new DISH TV subscribers compared to approximately 1.114 million gross new DISH TV subscribers during the same period in 2018, an increase of 21.0%. The increase in gross new DISH TV subscribers resulted from the effectiveness of our promotions and product offers. Although our gross new DISH TV subscriber activations increased, our gross new DISH TV subscriber activations continue to be negatively impacted by stricter customer acquisition policies for our DISH TV subscribers, including an emphasis on acquiring higher quality subscribers, and by increased competitive pressures, including aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers; and channel removals.

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

Subscriber-related revenue. “Subscriber-related revenue” totaled $12.616 billion for the year ended December 31, 2019, a decrease of $840 million or 6.2% compared to the same period in 2018. The decrease in “Subscriber-related revenue” compared to the same period in 2018 was primarily related to a lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU discussed below. We expect these trends in “Subscriber-related revenue” to continue.

Pay-TV ARPU. Pay-TV ARPU was $85.92 during the year ended December 31, 2019 versus $85.46 during the same period in 2018. The $0.46 or 0.5% increase in Pay-TV ARPU was primarily attributable to the DISH TV programming package price increases in the first quarter 2019 and 2018 and Sling TV programming package price increases in the third quarter 2018. The increases were partially offset by an increase in Sling TV subscribers as a percentage of our total Pay-TV subscriber base and a decrease in revenue related to premium channels. Sling TV subscribers on average purchase lower priced programming services than DISH TV subscribers, and therefore, the increase in Sling TV subscribers had a negative impact on Pay-TV ARPU.  We expect this trend to continue.

Subscriber-related expenses. “Subscriber-related expenses” totaled $7.870 billion during the year ended December 31, 2019, a decrease of $675 million or 7.9% compared to the same period in 2018. The decrease in “Subscriber-related expenses” was primarily attributable to a lower average Pay-TV subscriber base and lower programming costs per subscriber. Programming costs per subscriber during the year ended December 31, 2019 decreased due to AT&T and Fox RSN’s removal of certain of their channels from our programming lineup. This decrease was partially offset by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. “Subscriber-related expenses” represented 62.4% and 63.5% of “Subscriber-related revenue” during the years ended December 31, 2019 and 2018, respectively.

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

Satellite and transmission expenses. “Satellite and transmission expenses” totaled $448 million during the year ended December 31, 2019, a decrease of $129 million or 22.3% compared to the same period in 2018. This decrease primarily resulted from the reduction of expense associated with the transfer of certain assets to us pursuant to the Master Transaction Agreement. See Note 1 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Subscriber acquisition costs. “Subscriber acquisition costs” totaled $995 million for the year ended December 31, 2019, an increase of $225 million or 29.3% compared to the same period in 2018. This change was primarily attributable to higher gross new DISH TV subscriber activations and the increase in DISH TV SAC, discussed below.

DISH TV SAC. DISH TV SAC was $822 during the year ended December 31, 2019 compared to $759 during the same period in 2018, an increase of $63 or 8.3%. This change was primarily attributable to an increase in hardware, advertising and installation costs per activation.  The increase in hardware and installation costs resulted from our emphasis on acquiring higher quality subscribers who activate with higher priced receivers, such as the Hopper 3, and a lower percentage of remanufactured receivers being activated on new subscriber accounts. In addition, the year ended December 31, 2018 were positively impacted by the reactivation of certain subscribers in Puerto Rico related to Hurricane Maria. The expenses we incurred for these reactivations were lower on a per subscriber basis than those incurred for the remaining gross new DISH TV subscriber activations during the year ended December 31, 2019.

During the years ended December 31, 2019 and 2018, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $191 million and $120 million, respectively. This increase in capital expenditures resulted from higher gross new DISH TV subscriber activations, discussed above, and our emphasis on acquiring higher quality subscribers who activate with higher priced receivers, such as the Hopper 3, and a lower percentage of remanufactured receivers being activated on new subscriber accounts.

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

General and administrative expenses. “General and administrative expenses” totaled $793 million during the year ended December 31, 2019, a $68 million or 9.4% increase compared to the same period in 2018. This increase was primarily driven by an increase in legal fees and an increase in expense related to supporting our wireless projects. The year ended December 31, 2018 was positively impacted by the reimbursement of legal fees during 2018.

Depreciation and amortization. “Depreciation and amortization” expense totaled $631 million during the year ended December 31, 2019, an $81 million or 11.4% decrease compared to the same period in 2018. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers, partially offset by an increase in depreciation expense associated with the transfer of certain assets to us pursuant to the Master Transaction Agreement.

Earnings before interest, taxes, depreciation and amortization. EBITDA was $2.428 billion during the year ended December 31, 2019, a decrease of $363 million or 13.0% compared to the same period in 2018. The decrease in EBITDA was primarily attributable to the changes in operating income discussed above, excluding the change in “Depreciation and amortization.”  The following table reconciles EBITDA to the accompanying financial statements.

	For the Years Ended December 31,
	2019	2018
	(In thousands)
EBITDA	$2,427,920	$2,791,046
Interest, net	53,527	29,753
Income tax (provision) benefit, net	(451,358)	(533,684)
Depreciation and amortization	(630,577)	(712,024)
Net income (loss) attributable to DISH Network	$1,399,512	$1,575,091

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

Income tax (provision) benefit, net. Our income tax provision was $451 million during the year ended December 31, 2019, a decrease of $82 million compared to the same period in 2018. The decrease in the provision was primarily related to a decrease in “Income (loss) before income taxes.”

For discussion of the results of operations for the year ended December 31, 2018 compared to the year ended December 31, 2017, see “Results of Operations - Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017” in our 2018 Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents. See Note 6 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information regarding our marketable investment securities. As of December 31, 2019, our cash, cash equivalents and current marketable investment securities totaled $2.860 billion compared to $2.069 billion as of December 31, 2018, an increase of $791 million. This increase in cash, cash equivalents and current marketable investment securities primarily resulted from cash generated from operating activities of $2.662 billion and net proceeds related to the stock rights offering of $998 million, partially offset by capital expenditures of $1.482 billion (including capitalized interest related to FCC authorizations) and the redemption and repurchases of our 7 7/8% Senior Notes due 2019 with an aggregate principal balance of $1.317 billion.

Debt Maturity

Our 4 5/8% Senior Notes with an aggregate principal balance of $900 million were redeemed on July 17, 2017.

During 2017 and 2018, we repurchased $174 million and $57 million, respectively, of our 4 1/4% Senior Notes due 2018 in open market trades. The remaining balance of $969 million were redeemed on April 2, 2018.

During the year ended December 31, 2018 and 2019, we repurchased $83 million and $22 million, respectively, of our 7 7/8% Senior Notes due 2019 in open market trades. The remaining balance of $1.295 billion was redeemed on September 3, 2019.

Our 5 1/8% Senior Notes with an aggregate principal balance of $1.1 billion mature on May 1, 2020. We will either fund this obligation from cash and marketable investment securities balances at that time or, depending on market conditions, we may refinance this obligation in whole or in part.

Stock Rights Offering

During November 2019, we launched a rights offering pursuant to which we distributed transferable subscription rights pro rata to holders of record of our Class A and B common stock, and outstanding convertible notes (based on the applicable conversion ratio for those notes as of the record date) on November 17, 2019.  The subscription rights entitled the holder to acquire newly-issued shares of our Class A common stock at a subscription price of $33.52 per share.

Upon completion of the rights offering on December 13, 2019, we raised approximately $1 billion and issued 29,834,992 shares of DISH’s Class A common stock.

Cash Flow

The following discussion highlights our cash flow activities during the years ended December 31, 2019, 2018 and 2017.

Cash flows from operating activities. We typically reinvest the cash flow from operating activities in our business primarily to grow our subscriber base, expand our infrastructure, make strategic investments, such as significant investments in wireless, including commercialization of our wireless spectrum, and repay debt obligations. For the years ended December 31, 2019, 2018 and 2017, we reported “Net cash flows from operating activities” of $2.662 billion, $2.518 billion and $2.780 billion, respectively.

Net cash flows from operating activities from 2018 to 2019 increased $144 million, primarily attributable to an increase in cash flows resulting from changes in operating assets and liabilities principally attributable to timing differences between book expense and cash payments, including taxes. This increase was partially offset by a $463 million decrease in income adjusted to exclude non-cash charges for “Realized and unrealized losses (gains) on investments,” “Depreciation and amortization” expense, and “Deferred tax expense (benefit).”

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

Cash flows from investing activities. Our investing activities generally include purchases and sales of marketable investment securities, acquisitions, strategic investments, including purchases and settlements of derivative financial instruments, and purchases of wireless spectrum licenses, capital expenditures and capitalized interest. For the years ended December 31, 2019, 2018 and 2017, we reported outflows from “Net cash flows from investing activities” of $718 million, $1.975 billion and $6.522 billion, respectively.

During the years ended December 31, 2019, 2018 and 2017, capital expenditures for new and existing DISH TV customer equipment totaled $280 million, $226 million and $259 million, respectively. The increase in 2019 for new and existing DISH TV customer equipment primarily resulted from higher gross new DISH TV subscriber activations.

The year ended December 31, 2019 was impacted by cash outflows primarily related to capital expenditures of $1.482 billion (including $901 million of capitalized interest related to FCC authorizations) and cash inflows related to $770 million in net sales of marketable investment securities.

The year ended December 31, 2018 was impacted by cash outflows primarily related to capital expenditures of $1.317 billion (including $923 million of capitalized interest related to FCC authorizations) and $674 million in net purchases of marketable investment securities.

The year ended December 31, 2017 was impacted by cash outflows primarily related to a $4.711 billion payment to the FCC for the 600 MHz Licenses, capital expenditures of $1.385 billion (including $953 million of capitalized interest related to FCC authorizations) and $360 million in net purchases of marketable investment securities.

Cash flows from financing activities. Our financing activities generally include net proceeds related to the issuance of equity and long-term and convertible debt, cash used for the repurchase, redemption or payment of long-term debt and finance lease obligations, and repurchases of our Class A common stock. For the years ended December 31, 2019, 2018 and 2017, we reported outflows from “Net cash flows from financing activities” of $328 million, $1.135 billion and $103 million, respectively.

The net cash outflows in 2019 primarily related to the redemption and repurchases of our 7 7/8% Senior Notes due 2019 with an aggregate principal balance of $1.317 billion, partially offset by net proceeds related to the stock rights offering of $998 million.

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

The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Years Ended December 31,
	2019	2018	2017
	(In thousands)
Free cash flow	$1,179,953	$1,201,144	$1,394,214
Add back:
Purchases of property and equipment (including capitalized interest related to FCC authorizations)	1,482,448	1,316,697	1,385,293
Net cash flows from operating activities	$2,662,401	$2,517,841	$2,779,507

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

Subscriber Base

We lost approximately 336,000 net Pay-TV subscribers during the year ended December 31, 2019 compared to the loss of approximately 920,000 net Pay-TV subscribers during the same period in 2018. The decrease in net Pay-TV subscriber losses during the year ended December 31, 2019 resulted from fewer net DISH TV subscriber losses, partially offset by fewer net Sling TV subscriber additions. Our net Pay-TV subscriber losses during the years ended December 31, 2019 and 2018 were negatively impacted by Univision, AT&T and Fox RSNs’ removal of certain of their channels from our DISH TV and Sling TV programming lineup. On March 26, 2019, we and Univision signed a new programming carriage contract which restored certain Univision channels to our DISH TV programming lineup.  In August 2019, Sinclair Broadcast Group acquired the Fox RSNs. We lost approximately 511,000 net DISH TV subscribers during the year ended December 31, 2019 compared to the loss of approximately 1.125 million net DISH TV subscribers during the same period in 2018. This decrease in net DISH TV subscriber losses primarily resulted from a lower DISH TV churn rate and higher gross new DISH TV subscriber activations. We added approximately 175,000 net Sling TV subscribers during the year ended December 31, 2019 compared to the addition of approximately 205,000 net Sling TV subscribers during the same period in 2018. This decrease in net Sling TV subscriber additions is primarily related to increased competition, including competition from other OTT service providers, and to a higher number of customer disconnects on a larger Sling TV subscriber base, including the impact from Univision, AT&T and Fox RSNs’ removal of certain of their channels from our programming lineup. See “Results of Operations” above for further information.

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

Stock Repurchases

Our Board of Directors previously authorized stock repurchases of up to $1.0 billion of our outstanding Class A common stock. On October 28, 2019, our Board of Directors extended this authorization such that we are currently authorized to repurchase up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2020. As of December 31, 2019, we may repurchase up to $1.0 billion under this program. During the years ended December 31, 2019, 2018 and 2017, there were no repurchases of our Class A common stock.

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

Obligations and Future Capital Requirements

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2019, future maturities of our long-term debt, finance lease and contractual obligations are summarized as follows:

	Payments due by period
	Total	2020	2021	2022	2023	2024	Thereafter
	(In thousands)
Long-term debt obligations	$14,670,946	$1,109,873	$2,008,318	$2,008,753	$1,508,891	$3,007,233	$5,027,878
Interest expense on long-term debt	3,309,472	759,167	662,545	594,867	438,519	387,489	466,885
Finance lease obligations (1)	233,199	61,493	67,911	38,993	35,478	29,324	—
Interest expense on finance lease obligations (1)	50,201	19,341	14,699	9,314	5,464	1,383	—
Satellite-related and other obligations (2)	187,426	59,578	55,928	31,856	22,918	17,146	—
Operating lease obligations (1)	151,473	62,331	47,496	23,746	9,392	5,682	2,826
Purchase obligations	1,284,396	1,243,081	29,284	12,031	—	—	—
Total	$19,887,113	$3,314,864	$2,886,181	$2,719,560	$2,020,662	$3,448,257	$5,497,589

(1)	See Note 9 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on leases and the adoption of ASC 842.
(2)	Represents obligations for satellite related executory costs, telemetry, tracking and control (“TT&C”) services and short-term leases.

In certain circumstances the dates on which we are obligated to make these payments could be delayed. These amounts will increase to the extent that we procure launch and/or in-orbit insurance on our owned satellites or contract for the construction, launch or lease of additional satellites.

The table above does not include $674 million of liabilities associated with unrecognized tax benefits that were accrued, as discussed in Note 11 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K, and are included on our Consolidated Balance Sheets as of December 31, 2019. We do not expect any portion of this amount to be paid or settled within the next twelve months.

The table above does not include all potential expenses we expect to incur for our wireless projects including, among other things, our plan to deploy a narrowband IoT network or our 5G Network Deployment. We currently expect expenditures for our wireless projects to be between $250 million and $500 million during 2020, excluding capitalized interest. We currently expect expenditures for our 5G Network Deployment to be approximately $10 billion, excluding capitalized interest. See Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

We generally do not engage in off-balance sheet financing activities.

Satellite Insurance

We generally do not carry commercial launch or in-orbit insurance on any of the satellites we own. We generally do not use commercial insurance to mitigate the potential financial impact of launch or in-orbit failures because we believe that the cost of insurance premiums is uneconomical relative to the risk of such failures. While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited. In the event of a failure or loss of any of our owned or leased satellites, we may need to acquire or lease additional satellite capacity or relocate one of our other owned or leased satellites and use it as a replacement for the failed or lost satellite.

Purchase Obligations

Our 2020 purchase obligations primarily consist of binding purchase orders for certain fixed contractual commitments to purchase programming content, receiver systems and related equipment, broadband equipment, digital broadcast operations, transmission costs, streaming delivery technology and infrastructure, engineering services, and other products and services related to the operation of our Pay-TV services. In addition, our 2020 purchase obligations also include equipment related to the network deployment for our wireless business. Our purchase obligations can fluctuate significantly from period to period due to, among other things, management’s timing of payments and inventory purchases as well as expenditures related to our wireless projects and 5G Network Deployment, and can materially impact our future operating asset and liability balances, and our future working capital requirements.

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

Future Capital Requirements

We expect to fund our future working capital, capital expenditures and debt service requirements from cash generated from operations, existing cash, cash equivalents and marketable investment securities balances, and cash generated through raising additional capital. We will need to make significant additional investments to, among other things, commercialize, build-out, and integrate our wireless spectrum licenses and related assets. The amount of capital required to fund our future working capital and capital expenditure needs varies, depending on, among other things, the rate at which we deploy our 5G network and the rate at which we acquire new subscribers and the cost of subscriber acquisition and retention, including capitalized costs associated with our new and existing subscriber equipment lease programs.

Certain of our capital expenditures for 2020 are expected to be driven by the rate at which we deploy our 5G network as well as costs associated with subscriber premises equipment. These expenditures are necessary for the deployment of our 5G network as well as to operate and maintain our DISH TV services. Consequently, we consider them to be non-discretionary.

Our capital expenditures vary depending on the number of satellites leased or under construction at any point in time and could increase materially as a result of increased competition, significant satellite failures, or economic weakness and uncertainty. Our DISH TV subscriber base has been declining and there can be no assurance that our DISH TV subscriber base will not continue to decline and that the pace of such decline will not accelerate. In the event that our DISH TV subscriber base continues to decline, it will have a material adverse long-term effect on our cash flow. In addition, the rulings in the Telemarketing litigation requiring us to pay up to an aggregate amount of $280 million and imposing certain injunctive relief against us, if upheld, would have a material adverse effect on our cash, cash equivalents and marketable investment securities balances and our business operations. In addition, we expect to incur capital expenditures in 2020 related to the commercialization of our existing wireless spectrum licenses, including capital expenditures associated with our wireless projects and 5G Network Deployment, and potential purchase of additional wireless spectrum licenses, discussed below. The amount of capital required will also depend on the levels of investment necessary to support potential strategic initiatives that may arise from time to time. These factors, including a reduction in our available future cash flows, could require that we raise additional capital in the future.

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

Pursuant to the APA, after the consummation of the Sprint-TMUS merger and at the closing of the transaction, NTM will sell to us and we will acquire from NTM certain assets and liabilities associated with the Prepaid Business for an aggregate purchase price of $1.4 billion. Under the Proposed Final Judgment (as defined below), TMUS is required to divest the Prepaid Business to us no later than the latest of (i) 15 days after TMUS has enabled us to provision any new or existing customers of the Prepaid Business holding a compatible handset device onto the NTM network, (ii) the first business day of the month following the later of the consummation of the Sprint-TMUS merger or the receipt of approvals for the Prepaid Business Sale, and (iii) five days after the entry of the Final Judgment (as defined below) by the District Court (as defined below). We expect to fund the purchase price with cash on hand or other available sources of liquidity.

At the closing of the Prepaid Business Sale, we and NTM will enter into the TSA, the MNSA, the Option Agreement, and the Spectrum Purchase Agreement for an additional approximately $3.59 billion. See Note 15 “Commitments and Contingencies – Commitments – Sprint Asset Acquisition” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Agreement with the DOJ: The Stipulation and Order and the Proposed Final Judgment

In connection with the Prepaid Business Sale and the consummation of the Sprint-TMUS merger, we, TMUS, Sprint, DT and SoftBank agreed with the DOJ on certain key terms relating to the Transaction Agreements and our wireless service business and spectrum. On July 26, 2019, the “Defendants entered into the Stipulation and Order with the DOJ binding the Defendants to the “Proposed Final Judgment which memorialized the agreement between the DOJ and the Defendants. The Stipulation and Order and the Proposed Final Judgment were filed in the “District Court on July 26, 2019. Certain of the provisions of the Stipulation and Order and the Proposed Final Judgment are also reflected in the terms of the Transaction Agreements. In addition to the terms reflected in the Transaction Agreements, the Stipulation and Order and the Proposed Final Judgment provide for other rights and obligations of the Sellers and us, including the following:

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

Upon the signing of the Stipulation and Order and the Proposed Final Judgment by the District Court, the Sellers will be permitted by the DOJ to consummate the Sprint-TMUS merger (subject to any additional closing conditions related thereto). The Proposed Final Judgment is subject to the procedures of the Antitrust Procedures and Penalties Act, pursuant to which, following a 60-day public comment period and other related procedures, the Proposed Final Judgment as so entered with the District Court will be the Final Judgment. The term of the Final Judgment will be seven years from the date of its entry with the District Court or five years if the DOJ gives notice that the divestitures, build-outs and other requirements have been completed to its satisfaction. A monitoring trustee has been appointed by the District Court that has the power and authority to monitor the Defendants’ compliance with the Final Judgment and settle disputes among the Defendants regarding compliance with the provisions of the Final Judgment and may recommend action to the DOJ in the event a party fails to comply with the Final Judgment.

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

Our 5G deployment commitments for each of the four spectrum bands are generally as follows:

●	With respect to the 600 MHz licenses, we committed to offer 5G broadband service to at least 70% of the U.S. population and to have deployed a core network no later than June 14, 2023, and to offer 5G broadband service to at least 75% of the population in each Partial Economic Area (which are service areas established by the FCC) no later than June 14, 2025. Note that these commitments are earlier than the current 600 MHz Final Build-Out Requirement date of June 2029. See Note 15 “Commitments and Contingencies – Commitments – Wireless – DISH Network Spectrum” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.
●	With respect to the AWS-4 licenses, we committed to offer 5G broadband service to at least 20% of the U.S. population and to have deployed a core network no later than June 14, 2022, and to offer 5G broadband service to at least 70% of the U.S. population no later than June 14, 2023.
●	With respect to the Lower 700 MHz E Block licenses, we committed to offer 5G broadband service to at least 20% of the U.S. population who are covered by such licenses and to have deployed a core network no later than June 14, 2022, and to offer 5G broadband service to at least 70% of the U.S. population who are covered by such licenses no later than June 14, 2023.
●	With respect to the AWS H Block licenses, we committed to offer 5G broadband service to at least 20% of the U.S. population and to have deployed a core network no later than June 14, 2022, and to offer 5G broadband service to at least 70% of the U.S. population no later than June 14, 2023.

On June 11, 2019, a number of state attorneys general filed a lawsuit against TMUS, DT, Sprint, and SoftBank in the Southern District, alleging that the Sprint-TMUS merger, if consummated, would violate Section 7 of the Clayton Act and therefore should be enjoined. On February 11, 2020, the Southern District ruled in favor of the Sprint-TMUS merger. If this decision is appealed by any state attorneys general, we cannot predict the timing or outcome of any such appeals process.

Wireless

Beginning on November 5, 2019, and while the approval of the Sprint-TMUS merger is pending, the March 7, 2020 build-out deadline for both the AWS-4 and Lower 700 MHz E Block spectrum bands is tolled; however, if the Sprint-TMUS merger is not consummated, the original deadlines (as discussed in Note 15 “Commitments and Contingencies – Commitments – Wireless – DISH Network Spectrum” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K) would be reinstated with extensions equal to the length of time the deadline was tolled. During October 2019, we paused work on our narrowband IoT deployment due to our March 2020 build-out deadlines being tolled. We have issued RFI/Ps to various vendors in the wireless industry as we move forward with our 5G Network Deployment.

Since 2008, we have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets and made over $10 billion in non-controlling investments in certain entities, for a total of over $21 billion, as described further below. The $21 billion of investments related to wireless spectrum licenses described below does not include $5 billion of capitalized interest related to the carrying value of such licenses.  See Note 2 “Capitalized Interest” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on capitalized interest.

DISH Network Spectrum. We have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets. These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. In March 2017, we notified the FCC that we planned to deploy a narrowband IoT network on certain of these wireless licenses, which was to be the First Phase. We expected to complete the First Phase by March 2020, with subsequent phases to be completed thereafter. We have entered into vendor contracts with multiple parties for, among other things, base stations, chipsets, modules, tower leases, the core network, RF design, and deployment services for the First Phase.  Among other things, initial RF design in connection with the First Phase was complete, we had secured certain tower sites, and we were in the process of identifying and securing additional tower sites.  The core network had been installed and commissioned.  We installed the first base stations on sites in 2018 and were in the process of deploying the remaining base stations.  During October 2019, we paused work on our narrowband IoT deployment due to our March 2020 build-out deadlines being tolled as discussed above.  In addition, we have issued RFI/Ps to various vendors in the wireless industry as we move forward with our 5G Network Deployment.  We currently expect expenditures for our wireless projects to be between $250 million and $500 million during 2020, excluding capitalized interest.  We currently expect expenditures for our 5G Network Deployment to be approximately $10 billion, excluding capitalized interest. We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses. Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly. In addition, as we consider our options for the commercialization of our wireless spectrum, we will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure. We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers. See Note 2 “Capitalized Interest” and  Note 15 “Commitments and Contingencies – Commitments – Wireless – DISH Network Spectrum” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

The AWS-3 Licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. The Northstar Entities and/or the SNR Entities may need to raise significant additional capital in the future, which may be obtained from third party sources or from us, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential Northstar Re-Auction Payment and SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC. Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential Northstar Re-Auction Payment and SNR Re-Auction Payment, any loans, equity contributions or partnerships could vary significantly. See Note 15 “Commitments and Contingencies – Commitments – Wireless – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

We may need to raise significant additional capital in the future to fund the efforts described above, which may not be available on acceptable terms or at all. There can be no assurance that we, the Northstar Entities and/or the SNR Entities will be able to develop and implement business models that will realize a return on these wireless spectrum licenses or that we, the Northstar Entities and/or the SNR Entities will be able to profitably deploy the assets represented by these wireless spectrum licenses, which may affect the carrying amount of these assets and our future financial condition or results of operations. See Note 15 “Commitments and Contingencies – Commitments – Wireless” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

DBS Licenses. We combine all of our indefinite-lived DBS licenses that we currently utilize or plan to utilize in the future into a single unit of accounting. For 2019, 2018 and 2017, management performed a qualitative assessment to determine whether it is more likely than not that the fair value of the DBS licenses exceeds its carrying amount. In our assessment, we considered several factors, including, among others, overall financial performance, industry and market considerations, and relevant company specific events. In contemplating all factors in their totality, we concluded that it is more likely than not that the fair value of the DBS licenses exceeds its carrying amount. As such, no further analysis was required.

Wireless Spectrum Licenses. We currently combine our 600 MHz, 700 MHz, AWS-4 and H Block wireless spectrum licenses and the Northstar Licenses and SNR Licenses into a single unit of accounting. In 2019, management performed a qualitative assessment to determine whether it is more likely than not that the fair value of these licenses exceed their carrying amount. In our assessment we considered several factors, including, among other things, the projected financial performance of our Wireless segment, the business enterprise value of our Wireless segment, and market transactions for wireless spectrum licenses including auction results. In assessing these factors we considered both macroeconomic conditions and industry and market conditions. In contemplating all factors in their totality, we concluded that it is more likely than not that the fair value of these licenses exceed their carrying amount.

In 2018, we assessed these licenses quantitatively. Our quantitative assessment consisted of both an income approach and a market approach. The income approach estimated the fair value of these licenses using the “Greenfield” approach. The Greenfield approach values the licenses by calculating the cash flow generating potential of a hypothetical start-up company that goes into business with no assets except the licenses to be valued. A discounted cash flow analysis is used to estimate what a marketplace participant would be willing to pay to purchase the aggregated wireless licenses as of the valuation date. The market approach uses prior transactions including auctions to estimate the fair value of the licenses. In conducting this quantitative assessment, we determined that the fair value of these licenses exceeds their carrying amount under both approaches.

In 2017, management performed a qualitative assessment to determine whether it is more likely than not that the fair value of these licenses exceeded their carrying amount. In our assessment, we considered several qualitative factors, including, among others, macroeconomic conditions, industry and market conditions, relevant company specific events, and perception of the market. In contemplating all factors in their totality, we concluded that it is more likely than not that the fair value of these licenses exceeded their carrying amount.

During 2019, 2018, and 2017, our multichannel video distribution and data service (“MVDDS”) wireless spectrum licenses were assessed as a single unit of accounting.  For 2019, management assessed these licenses qualitatively. Our qualitative assessment focused on recent auction results and historical market activity. We concluded that it is more likely than not that the fair value of these licenses exceeded their carrying amount. For 2018 and 2017, management assessed these licenses quantitatively.  Our quantitative assessment in each year for these licenses consisted of a market approach.  The market approach uses prior transactions including auctions to estimate the fair value of the licenses.  In conducting these quantitative assessments, we determined that the fair value of these licenses exceeded their carrying amount.

During 2019, our 28 GHz and 24 GHz wireless spectrum licenses were assessed as a single unit of accounting. These licenses were purchased during the fourth quarter 2019 through our participation in Auction 101 and Auction 102. For 2019, management’s assessment of the fair value of these licenses was determined based on the auction results.

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

New Accounting Pronouncements

Financial Instruments – Credit Losses. On June 16, 2016, the FASB issued ASU 2016-13 Financial Instruments – Credit Losses, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the way entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net earnings. This standard will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We currently expect that the adoption of ASU 2016-13 will have an immaterial impact on our Consolidated Financial Statements and related disclosures.

Fair Value Measurement.  On August 28, 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements by adding, modifying or removing certain disclosures.  This standard will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted.  Certain disclosures in ASU 2018-13 are required to be applied on a retrospective basis and others on a prospective basis.  We currently expect that the adoption of ASU 2018-13 will have an immaterial impact on our Consolidated Financial Statements and related disclosures.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks Associated with Financial Instruments

Our investments and debt are exposed to market risks, discussed below.

Cash, Cash Equivalents and Current Marketable Investment Securities

As of December 31, 2019, our cash, cash equivalents and current marketable investment securities had a fair value of $2.860 billion. Of that amount, a total of $2.860 billion was invested in: (a) cash; (b) money market funds; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, continue investing in our business, pursue acquisitions and other strategic transactions, fund ongoing operations, repay debt obligations and expand our business. Consequently, the size of this portfolio can fluctuate significantly as cash is received and used in our business for these or other purposes. The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would affect the fair value of our cash, cash equivalents and current marketable investment securities portfolio; however, we normally hold these investments to maturity. Based on our December 31, 2019 current non-strategic investment portfolio of $2.860 billion, a hypothetical 10% change in average interest rates would not have a material impact on the fair value due to the limited duration of our investments.

Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the year ended December 31, 2019 of 2.5%. A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature. A hypothetical 10% decrease in average interest rates during 2019 would result in a decrease of approximately $6 million in annual interest income.

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of December 31, 2019, we had $61 million of restricted cash and marketable investment securities invested in: (a) cash; (b) money market funds; (c) debt instruments of the United States Government and its agencies; and/or (d) instruments with similar risk, duration and credit quality characteristics to commercial paper. Based on our December 31, 2019 investment portfolio, a hypothetical 10% increase in average interest rates would not have a material impact on the fair value of our restricted cash and marketable investment securities.

Long-Term Debt

As of December 31, 2019, we had long-term debt of $14.671 billion, excluding finance lease obligations and unamortized deferred financing costs and debt discounts, on our Consolidated Balance Sheets. We estimated the fair value of this debt to be approximately $14.968 billion using quoted market prices. The fair value of our debt is affected by fluctuations in interest rates. A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $249 million. To the extent interest rates increase, our future costs of financing would increase at the time of any future financings. As of December 31, 2019, all of our long-term debt consisted of fixed rate indebtedness.

Derivative Financial Instruments

From time to time, we invest in speculative financial instruments, including derivatives. As of December 31, 2019, we did not hold any derivative financial instruments.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are included in this Annual Report on Form 10-K beginning on page F-1.

Our selected quarterly financial data for each of the quarterly periods ended March 31, June 30, September 30 and December 31 for 2019 and 2018 is included in Note 18 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.

Item 9B. OTHER INFORMATION

None

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be set forth in our Proxy Statement for the 2019 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

The information required by this Item with respect to the identity and business experience of our executive officers is set forth on page 33 of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

Item 11. EXECUTIVE COMPENSATION

The information required by this Item will be set forth in our Proxy Statement for the 2020 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in our Proxy Statement for the 2020 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in our Proxy Statement for the 2020 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be set forth in our Proxy Statement for the 2020 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

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

3.1(b)*

Amended and Restated Bylaws of DISH Network Corporation (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of DISH Network Corporation filed November 7, 2019, Commission File No. 0-26176).

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

4.3*

Indenture, relating to the 6 3/4% Senior Notes due 2021, dated as of May 5, 2011, among DISH DBS Corporation, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed May 5, 2011, Commission File No. 000-26176).

4.4*

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

4.6*

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

4.8*

Indenture, relating to the 2 3/8% Convertible Notes due 2024, dated as of March 17, 2017, by and between DISH Network Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8 K of DISH Network Corporation filed March 20, 2017, Commission File No. 0-26176).

4.9*

Indenture, relating to the 3 3/8% Convertible Notes due 2026, dated as of August 8, 2016, by and between DISH Network Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed August 8, 2016, Commission File No. 0-26176).

4.10*

Supplemental Indenture relating to the 5 1/8% Senior Notes due 2020 (incorporated by reference to Exhibit 4.11 to the Annual Report on Form 10-K of DISH DBS Corporation filed March 29, 2018, Commission File No. 333-31929).

4.11*

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

4.16◻	Description of Securities.

10.1*	2002 Class B CEO Stock Option Plan (incorporated by reference to Appendix A to DISH Network Corporation’s Definitive Proxy Statement on Schedule 14A dated April 9, 2002). **

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

10.5*

Third Amendment to Whole RF Channel Service Agreement, dated October 12, 2004, between Telesat Canada and DISH Network Corporation (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, Commission File No. 0-26176). ***

10.6*	Incentive Stock Option Agreement (Form A) (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005, Commission File No. 0-26176). **

10.7*	Incentive Stock Option Agreement (Form B) (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005, Commission File No. 0-26176). **

10.8*	Restricted Stock Unit Agreement (Form A) (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005, Commission File No. 0-26176). **

10.9*	Restricted Stock Unit Agreement (Form B) (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005, Commission File No. 0-26176). **

10.10*

Nonemployee Director Stock Option Agreement (incorporated by reference to Exhibit 99.6 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005, Commission File No. 0-26176). **

10.11*

Separation Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 2.1 to the Amendment No. 1 to the Form 10 of EchoStar Corporation filed December 12, 2007, Commission File No. 001-33807).

10.12*

Tax Sharing Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.2 to the Amendment No. 1 to the Form 10 of EchoStar Corporation filed December 12, 2007, Commission File No. 001-33807).

10.13*

Employee Matters Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.3 to the Amendment No. 1 to the Form 10 of EchoStar Corporation filed December 12, 2007, Commission File No. 001-33807).

10.14*

Intellectual Property Matters Agreement between EchoStar Corporation, EchoStar Acquisition L.L.C., Echosphere L.L.C., DISH DBS Corporation, EIC Spain SL, EchoStar Technologies L.L.C. and DISH Network Corporation (incorporated by reference from Exhibit 10.4 to the Amendment No. 1 to the Form 10 of EchoStar Corporation filed December 12, 2007, Commission File No. 001-33807).

10.15*

Form of Satellite Capacity Agreement between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference from Exhibit 10.28 to the Amendment No. 2 to Form 10 of EchoStar Corporation filed December 26, 2007, Commission File No. 001-33807).

10.16*

DISH Network Corporation 2009 Stock Incentive Plan (incorporated by reference to Appendix A to DISH Network Corporation’s Definitive Proxy Statement on Form 14A filed September 19, 2014, Commission File No. 000-26176). **

10.17*

Amended and Restated DISH Network Corporation 2001 Nonemployee Director Stock Option Plan (incorporated by reference to Appendix B to DISH Network Corporation’s Definitive Proxy Statement on Form 14A filed March 31, 2009, Commission File No. 000-26176). **

10.18*

Amended and Restated DISH Network Corporation 1999 Stock Incentive Plan (incorporated by reference to Appendix C to DISH Network Corporation’s Definitive Proxy Statement on Form 14A filed March 31, 2009, Commission File No. 000-26176). **

10.19*

NIMIQ 5 Whole RF Channel Service Agreement, dated September 15, 2009, between Telesat Canada and EchoStar Corporation (incorporated by reference from Exhibit 10.30 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807). ***

10.20*

Professional Services Agreement, dated August 4, 2009, between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended September 30, 2009, Commission File No. 001-33807). ***

10.21*

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

10.22*

Implementation Agreement, dated as of March 15, 2011, between DISH Network and ICO Global Communications (Holdings) Limited (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K of ICO Global Communications (Holdings) Limited filed March 17, 2011, Commission File No. 001-33008).

10.23*

Restructuring Support Agreement, dated as of March 15, 2011, between DISH Network and ICO Global Communications (Holdings) Limited (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K of ICO Global Communications (Holdings) Limited filed March 17, 2011, Commission File No. 001-33008).

10.24*

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

10.25*

Description of the 2013 Long-Term Incentive Plan dated November 30, 2012 (incorporated by reference to the Current Report on Form 8-K of DISH Network Corporation filed December 6, 2012, Commission File No. 000-26176). **

10.26*

First Amended and Restated Credit Agreement dated October 13, 2014, among American AWS-3 Wireless II L.L.C., Northstar Wireless, LLC and Northstar Spectrum, LLC, as amended on February 12, 2015 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2015, Commission File No. 0-26176). ***

10.27*

First Amended and Restated Credit Agreement dated October 13, 2014, among American AWS-3 Wireless III L.L.C., SNR Wireless LicenseCo, LLC and SNR Wireless HoldCo, LLC, as amended on February 12, 2015 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2015, Commission File No. 0-26176). ***

10.28*

First Amended and Restated Limited Liability Company Agreement dated October 13, 2014, among Northstar Spectrum, LLC, Northstar Manager, LLC and American AWS-3 Wireless II L.L.C., as amended on February 12, 2015 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2015, Commission File No. 0-26176). ***

10.29*

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

10.30*

Management Services Agreement dated September 12, 2014, between American AWS-3 Wireless II L.L.C. and Northstar Wireless, LLC (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2015, Commission File No. 0-26176). ***

10.31*

Management Services Agreement dated September 12, 2014, between American AWS-3 Wireless III L.L.C. and SNR Wireless LicenseCo, LLC (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2015, Commission File No. 0-26176).***

10.32*

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

10.33*

Guaranty of Certain Obligations to FCC, dated as of October 1, 2015, made by DISH Network Corporation in favor of the Federal Communications Commission (Northstar Wireless) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of DISH Network Corporation filed October 2, 2015, Commission File No. 0-26176).

10.34*

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

10.35*

Guaranty of Certain Obligations to FCC, dated as of October 1, 2015, made by DISH Network Corporation in favor of the Federal Communications Commission (SNR Wireless) (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of DISH Network Corporation filed October 2, 2015, Commission File No. 0-26176).

10.36*

Form of Base/Additional Note Hedge Transaction Confirmation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of DISH Network Corporation filed August 8, 2016, Commission File No. 0-26176).

10.37*

Form of Base/Additional Warrant Transaction Confirmation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of DISH Network Corporation filed August 8, 2016, Commission File No. 0-26176).

10.38*

Description of the 2017 Long-Term Incentive Plan dated December 2, 2016 (incorporated by reference to the Current Report on Form 8-K of DISH Network Corporation filed December 8, 2016, Commission File No. 0-26176).**

10.39*

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

10.40*

Second Amended and Restated Credit Agreement, dated March 31, 2018, by and among American AWS-3 Wireless II L.L.C., Northstar Wireless, LLC and Northstar Spectrum, LLC (incorporated by reference in Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2018, Commission File No. 0-26176).

10.41*

Second Amended and Restated Credit Agreement, dated March 31, 2018, by and among American AWS-3 Wireless III L.L.C., SNR Wireless LicenseCo, LLC and SNR Wireless HoldCo, LLC (incorporated by reference in Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2018, Commission File No. 0-26176).

10.42*

Second Amended and Restated Limited Liability Company Agreement of Northstar Spectrum, LLC, dated March 31, 2018, by and between Northstar Manager, LLC and American AWS-3 Wireless II L.L.C. (incorporated by reference in Exhibit 10.3 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2018, Commission File No. 0-26176).

10.43*

Second Amended and Restated Limited Liability Company Agreement of SNR Wireless HoldCo, LLC, dated March 31, 2018, by and between SNR Wireless Management, LLC, John Muleta and American AWS-3 Wireless III L.L.C. (incorporated by reference in Exhibit 10.4 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2018, Commission File No. 0-26176).

10.44*

Third Amended and Restated Credit Agreement, dated June 7, 2018, by and among American AWS-3 Wireless II L.L.C., Northstar Wireless, LLC and Northstar Spectrum, LLC (incorporated by reference in Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2018, Commission File No. 0-26176).

10.45*

Third Amended and Restated Credit Agreement, dated June 7, 2018, by and among American AWS-3 Wireless III L.L.C., SNR Wireless LicenseCo, LLC and SNR Wireless HoldCo, LLC (incorporated by reference in Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2018, Commission File No. 0-26176).

10.46*

Third Amended and Restated Limited Liability Company Agreement of Northstar Spectrum, LLC, dated June 7, 2018, by and between Northstar Manager, LLC and American AWS-3 Wireless II L.L.C. (incorporated by reference in Exhibit 10.3 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2018, Commission File No. 0-26176).

10.47*

Third Amended and Restated Limited Liability Company Agreement of SNR Wireless HoldCo, LLC, dated June 7, 2018, by and between SNR Wireless Management, LLC, John Muleta and American AWS-3 Wireless III L.L.C. (incorporated by reference in Exhibit 10.4 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2018, Commission File No. 0-26176).

10.48*

Description of the 2019 Long-Term Incentive Plan dated August 17, 2018 (incorporated by reference to the Current Report on Form 8-K of DISH Network Corporation filed August 23, 2018, Commission File No. 0-26176).**

21◻	Subsidiaries of DISH Network Corporation.

23◻	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24◻

Power of Attorney authorizing Timothy A. Messner as signatory for Charles W. Ergen, Kathleen Q. Abernathy, George R. Brokaw, James DeFranco, Cantey M. Ergen, Charles M. Lillis, Afshin Mohebbi, Tom A. Ortolf, Joseph T. Proietti and Carl E. Vogel.

31.1◻	Section 302 Certification of Chief Executive Officer.

31.2◻	Section 302 Certification of Chief Financial Officer.

32.1◻	Section 906 Certification of Chief Executive Officer.

32.2◻	Section 906 Certification of Chief Financial Officer.
101 ◻

The following materials from the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2019, filed on February 19, 2020, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statement of Changes in Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

104 ◻	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document.

◻	Filed herewith.

*	Incorporated by reference.

**	Constitutes a management contract or compensatory plan or arrangement.

***	Certain portions of the exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment.

Item 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISH NETWORK CORPORATION

By:	/s/ Paul W. Orban
Paul W. Orban
Executive Vice President and Chief Financial Officer

Date: February 19, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. Erik Carlson	President and Chief Executive Officer	February 19, 2020
W. Erik Carlson	(Principal Executive Officer)

/s/ Paul W. Orban	Executive Vice President and Chief Financial Officer	February 19, 2020
Paul W. Orban	(Principal Financial and Accounting Officer)

*	Chairman	February 19, 2020
Charles W. Ergen

*	Director	February 19, 2020
Kathleen Q. Abernathy

*	Director	February 19, 2020
George R. Brokaw

*	Director	February 19, 2020
James DeFranco

*	Director	February 19, 2020
Cantey M. Ergen

*	Director	February 19, 2020
Charles M. Lillis

*	Director	February 19, 2020
Afshin Mohebbi

*	Director	February 19, 2020
Tom A. Ortolf

*	Director	February 19, 2020
Joseph T. Proietti

*	Director	February 19, 2020
Carl E. Vogel

* By:	/s/ Timothy A. Messner
Timothy A. Messner
Attorney-in-Fact

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
DISH Network Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of DISH Network Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue contracts with customers in 2018 due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, as amended.

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases, as amended.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the identification of and accounting for significant non-routine transactions with EchoStar Corporation.

As discussed in Note 19 to the consolidated financial statements, a substantial majority of the voting power of the shares of both the Company and EchoStar Corporation and subsidiaries (EchoStar) is owned beneficially by the Chairman of the Company. The Company has engaged, and continues to engage, in routine transactions with EchoStar. Historically, the Company has also had significant non-routine transactions with EchoStar.

We identified the evaluation of the identification of and accounting for significant non-routine transactions with EchoStar as a critical audit matter. Specifically, there was subjectivity in assessing the sufficiency of the results of the procedures performed to determine such transactions were identified and properly accounted for by the Company.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s related party process, including controls related to the identification of and accounting for significant non-routine transactions with EchoStar.

We performed the following procedures to evaluate that the significant non-routine transactions with EchoStar were identified and properly accounted for by the Company. We read public filings from the Company and EchoStar and external news for information related to transactions between the Company and EchoStar. We inspected the Company’s minutes from meetings of the Board of Directors. We performed a keyword search on the Company’s customer and vendor databases for transactions with EchoStar. We read new agreements and contracts with EchoStar. We inquired with executive officers, key members of the Company, and the Board of Directors regarding transactions with EchoStar. We read transcripts of quarterly press conferences for the Company and EchoStar. For significant transactions with EchoStar, we inspected transaction documents and agreements. We researched accounting alternatives to evaluate the Company’s accounting approach. We involved a valuation professional, with specialized skills and knowledge, who assisted in evaluating the valuation methodology and performing an independent analysis of the fair value of assets acquired which were included in the accounting analyses for the transactions. We analyzed the impacts of the transactions on the Company’s financial statements. In addition, we evaluated the overall sufficiency of audit evidence obtained over the identification of and accounting for significant non-routine transactions with EchoStar.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Denver, Colorado

February 18, 2020

DISH NETWORK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	As of
	December 31,	December 31,
	2019	2018
Assets
Current Assets:
Cash and cash equivalents	$2,443,643	$887,346
Marketable investment securities	416,704	1,181,471
Trade accounts receivable, net of allowance for doubtful accounts of $19,280 and $16,966, respectively	588,358	639,855
Inventory	322,898	290,733
Other current assets	243,497	289,800
Total current assets	4,015,100	3,289,205

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	61,067	67,597
Property and equipment, net	2,706,182	1,928,180
FCC authorizations	25,779,503	24,736,961
Other investment securities	160,074	118,992
Operating lease assets	144,330	—
Other noncurrent assets, net	364,679	446,077
Total noncurrent assets	29,215,835	27,297,807
Total assets	$33,230,935	$30,587,012

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Trade accounts payable	$280,645	$233,753
Deferred revenue and other	681,484	655,312
Accrued programming	1,308,531	1,474,207
Accrued interest	236,087	268,479
Other accrued expenses	817,978	802,388
Current portion of long-term debt and finance lease obligations	1,171,366	1,341,993
Total current liabilities	4,496,091	4,776,132

Long-Term Obligations, Net of Current Portion:
Long-term debt and finance lease obligations, net of current portion	12,968,229	13,810,784
Deferred tax liabilities	2,870,655	2,474,907
Operating lease liabilities	84,795	—
Long-term deferred revenue and other long-term liabilities	695,018	470,932
Total long-term obligations, net of current portion	16,618,697	16,756,623
Total liabilities	21,114,788	21,532,755

Commitments and Contingencies (Note 15)

Redeemable noncontrolling interests (Note 2)	552,075	460,068

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 284,603,818 and 229,448,857 shares issued and outstanding, respectively	2,846	2,295
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Additional paid-in capital	4,947,007	3,379,093
Accumulated other comprehensive income (loss)	(18)	(874)
Accumulated earnings (deficit)	6,612,302	5,212,790
Total DISH Network stockholders’ equity (deficit)	11,564,521	8,595,688
Noncontrolling interests	(449)	(1,499)
Total stockholders’ equity (deficit)	11,564,072	8,594,189
Total liabilities and stockholders’ equity (deficit)	$33,230,935	$30,587,012

The accompanying notes are an integral part of these consolidated financial statements.

DISH NETWORK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	2019	2018	2017
Revenue:
Subscriber-related revenue	$12,616,442	$13,456,088	$14,260,412
Equipment sales and other revenue	191,242	165,214	130,963
Total revenue	12,807,684	13,621,302	14,391,375

Costs and Expenses (exclusive of depreciation shown separately below - Note 8):
Subscriber-related expenses	7,869,593	8,544,577	8,919,985
Satellite and transmission expenses	447,811	576,568	658,017
Cost of sales - equipment and other	192,821	145,604	95,116
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies	29,592	50,253	74,145
Other subscriber acquisition costs	444,993	292,824	579,272
Subscriber acquisition advertising	519,941	426,230	550,844
Total subscriber acquisition costs	994,526	769,307	1,204,261
General and administrative expenses	793,480	725,601	687,054
Litigation expense (Note 15)	—	—	295,695
Depreciation and amortization (Note 8)	630,577	712,024	817,564
Impairment of long-lived assets (Note 8)	—	—	145,918
Total costs and expenses	10,928,808	11,473,681	12,823,610

Operating income (loss)	1,878,876	2,147,621	1,567,765

Other Income (Expense):
Interest income	77,214	44,759	41,006
Interest expense, net of amounts capitalized	(23,687)	(15,006)	(63,172)
Other, net	11,524	11,801	104,488
Total other income (expense)	65,051	41,554	82,322

Income (loss) before income taxes	1,943,927	2,189,175	1,650,087
Income tax (provision) benefit, net	(451,358)	(533,684)	515,320
Net income (loss)	1,492,569	1,655,491	2,165,407
Less: Net income (loss) attributable to noncontrolling interests, net of tax	93,057	80,400	66,718
Net income (loss) attributable to DISH Network	$1,399,512	$1,575,091	$2,098,689

Weighted-average common shares outstanding - Class A and B common stock:
Basic	479,657	467,350	466,021
Diluted	537,964	525,832	522,596

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$2.92	$3.37	$4.50
Diluted net income (loss) per share attributable to DISH Network	$2.60	$3.00	$4.07

Comprehensive Income (Loss):
Net income (loss)	$1,492,569	$1,655,491	$2,165,407
Other comprehensive income (loss):
Foreign currency translation adjustments	223	(1,343)	1,027
Unrealized holding gains (losses) on available-for-sale securities	1,127	(529)	9,671
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(299)	(8)	(11,129)
Deferred income tax (expense) benefit, net	(195)	124	532
Total other comprehensive income (loss), net of tax	856	(1,756)	101
Comprehensive income (loss)	1,493,425	1,653,735	2,165,508
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	93,057	80,400	66,718
Comprehensive income (loss) attributable to DISH Network	$1,400,368	$1,573,335	$2,098,790

The accompanying notes are an integral part of these consolidated financial statements.

DISH NETWORK CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

			Accumulated
	Class A and B	Additional	Other	Accumulated			Redeemable
	Common	Paid-In	Comprehensive	Earnings	Noncontrolling		Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Interests	Total	Interests
Balance, December 31, 2016	$4,652	$3,071,425	$781	$1,536,691	$(2,226)	$4,611,323	$319,634
Issuance of Class A common stock:
Exercise of stock awards	5	14,508	—	—	—	14,513	—
Employee benefits	4	23,160	—	—	—	23,164	—
Employee Stock Purchase Plan	3	14,058	—	—	—	14,061	—
Non-cash, stock-based compensation	—	29,941	—	—	—	29,941	—
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	(1,458)	—	—	(1,458)	—
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	532	—	—	532	—
Foreign currency translation	—	—	1,027	—	—	1,027	—
Initial equity component of the 2 3/8% Convertible Notes due 2024, net of deferred taxes of $92,512	—	159,869	—	—	—	159,869	—
Payments made to parent of transferred businesses	—	(7,378)	—	—	274	(7,104)	6
Net income (loss) attributable to noncontrolling interests	—	—	—	—	2,969	2,969	63,750
Net income (loss) attributable to DISH Network	—	—	—	2,098,689	—	2,098,689	—
Other	—	(9,095)	—	—	(525)	(9,620)	—
Balance, December 31, 2017	$4,664	$3,296,488	$882	$3,635,380	$492	$6,937,906	$383,390
Issuance of Class A common stock:
Exercise of stock awards	3	4,243	—	—	—	4,246	—
Employee benefits	6	27,316	—	—	—	27,322	—
Employee Stock Purchase Plan	6	15,729	—	—	—	15,735	—
Non-cash, stock-based compensation	—	36,261	—	—	—	36,261	—
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	(537)	—	—	(537)	—
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	124	—	—	124	—
Foreign currency translation	—	—	(1,343)	—	—	(1,343)	—
ASU 2014-09 cumulative catch-up adjustment	—	—	—	2,319	—	2,319	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	3,722	3,722	76,678
Net income (loss) attributable to DISH Network	—	—	—	1,575,091	—	1,575,091	—
Other	—	(944)	—	—	(5,713)	(6,657)	—
Balance, December 31, 2018	$4,679	$3,379,093	$(874)	$5,212,790	$(1,499)	$8,594,189	$460,068
Issuance of Class A common stock:
Exercise of stock awards	7	19,361	—	—	—	19,368	—
Employee benefits	11	26,993	—	—	—	27,004	—
Employee Stock Purchase Plan	6	17,061	—	—	—	17,067	—
Non-cash, stock-based compensation	—	14,262	—	—	—	14,262	—
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	828	—	—	828	—
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	(195)	—	—	(195)	—
Foreign currency translation	—	—	223	—	—	223	—
Master Transaction Agreement, net of deferred tax of $166,161	229	496,916	—	—	—	497,145	—
Stock Rights Offering	298	998,110				998,408	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	1,050	1,050	92,007
Net income (loss) attributable to DISH Network	—	—	—	1,399,512	—	1,399,512	—
Other	—	(4,789)	—	—	—	(4,789)	—
Balance, December 31, 2019	$5,230	$4,947,007	$(18)	$6,612,302	$(449)	$11,564,072	$552,075

The accompanying notes are an integral part of these consolidated financial statements.

DISH NETWORK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2019	2018	2017
Cash Flows From Operating Activities:
Net income (loss)	$1,492,569	$1,655,491	$2,165,407
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	630,577	712,024	817,564
Impairment of long-lived assets	—	—	145,918
Realized and unrealized losses (gains) on investments	(4,121)	(11,908)	(99,997)
Non-cash, stock-based compensation	14,262	36,261	29,941
Deferred tax expense (benefit)	228,250	454,699	(485,973)
Change in long-term deferred revenue and other long-term liabilities	228,557	(3,303)	29,750
Other, net	92,471	(70,900)	(29,632)
Changes in current assets and current liabilities, net
Trade accounts receivable	49,183	14,724	126,848
Allowance for doubtful accounts	2,314	(1,270)	(2,888)
Prepaid and accrued income taxes	50,101	93,618	(46,599)
Inventory	(79,542)	14,788	37,895
Other current assets	67,398	(46,772)	(63,154)
Trade accounts payable	46,892	(160,952)	(131,399)
Deferred revenue and other	26,172	(98,179)	(64,909)
Accrued programming and other accrued expenses	(182,682)	(70,480)	350,735
Net cash flows from operating activities	2,662,401	2,517,841	2,779,507

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(1,029,858)	(1,403,890)	(566,373)
Sales and maturities of marketable investment securities	1,799,966	730,210	206,272
Purchases of property and equipment	(581,081)	(393,938)	(431,795)
Capitalized interest related to FCC authorizations (Note 2)	(901,367)	(922,759)	(953,498)
Purchases of FCC authorizations, including deposits (Note 15)	(12,155)	(2,500)	(4,711,154)
Purchases of strategic investments	—	—	(90,381)
Other, net	6,659	17,604	25,376
Net cash flows from investing activities	(717,836)	(1,975,273)	(6,521,553)

Cash Flows From Financing Activities:
Proceeds from issuance of convertible notes (Note 10)	—	—	1,000,000
Redemption and repurchases of senior notes	(1,317,372)	(1,108,489)	(1,074,139)
Repayment of long-term debt and finance lease obligations	(41,548)	(42,767)	(42,422)
Payments made to parent of transferred businesses	—	—	(7,098)
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	36,435	19,981	28,574
Stock Rights Offering	998,408	—	—
Debt issuance costs	—	—	(6,158)
Other, net	(4,092)	(3,270)	(1,994)
Net cash flows from financing activities	(328,169)	(1,134,545)	(103,237)

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	1,616,396	(591,977)	(3,845,283)
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 6)	887,924	1,479,901	5,325,184
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 6)	$2,504,320	$887,924	$1,479,901

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

Pay-TV

We offer pay-TV services under the DISH® brand and the Sling® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The Sling branded pay-TV services consist of, among other things, multichannel, live-linear streaming OTT Internet-based domestic, international and Latino video programming services (“Sling TV”). As of December 31, 2019, we had 11.986 million Pay-TV subscribers in the United States, including 9.394 million DISH TV subscribers and 2.592 million Sling TV subscribers.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The description of the Master Transaction Agreement in this section is qualified in its entirety by reference to the complete text of the Master Transaction Agreement, a copy of which is filed as Exhibit 2.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

The Merger was accounted for as an asset purchase, as substantially all of the fair value of the gross assets acquired was concentrated in a group of similar identifiable assets. As the Merger was between entities that were under common control, we recorded the assets and liabilities received under the Merger at EchoStar’s historical cost basis, with the offsetting amount recorded in “Additional paid-in capital” on our Consolidated Balance Sheets. A significant portion of the assets received under the Merger were historically leased to us by EchoStar. As these assets and the related liabilities have been transferred to us pursuant to the Master Transaction Agreement, they will no longer be included in “Operating lease assets,” “Other current liabilities” and “Operating lease liabilities,” but rather in “Property and equipment, net” on our Consolidated Balance Sheets.

The impact on our Consolidated Balance Sheets, including the reduction of our operating lease assets and the related liabilities, pursuant to the effectiveness of the Master Transaction Agreement on September 10, 2019 was as follows (in thousands):

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

Sprint Asset Acquisition

Asset Purchase Agreement

On July 26, 2019, we entered into an Asset Purchase Agreement (the “APA”) with T-Mobile US, Inc. (“TMUS”) and Sprint Corporation (“Sprint” and together with TMUS, the “Sellers” and after the consummation of the Sprint-TMUS merger, sometimes referred to as “NTM”).

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

At the closing of the Prepaid Business Sale, we and NTM will enter into a transition services agreement under which we will receive certain transitional services (the “TSA”), a master network services agreement for the provision of network services by NTM to us (the “MNSA”), an option agreement entitling us to acquire certain decommissioned cell sites and retail stores of NTM (the “Option Agreement”) and an agreement under which we would purchase all of Sprint’s 800 MHz spectrum licenses, totaling approximately 13.5 MHz of nationwide wireless spectrum for an additional approximately $3.59 billion (the “Spectrum Purchase Agreement” and together with the APA, the TSA, the MNSA and the Option Agreement, the “Transaction Agreements”). See Note 15 for further information on the Transaction Agreements.

Agreement with the DOJ: The Stipulation and Order and the Proposed Final Judgment

In connection with the Prepaid Business Sale and the consummation of the Sprint-TMUS merger, we, TMUS, Sprint, Deutsche Telekom AG and SoftBank Group Corporation agreed with the United States Department of Justice (the “DOJ”) on certain key terms relating to the Transaction Agreements and our wireless service business and spectrum. On July 26, 2019, we, TMUS, Sprint, Deutsche Telekom AG (“DT”) and SoftBank Group Corp. (“SoftBank” and collectively with us, TMUS, Sprint and DT, the “Defendants”) entered into a Stipulation and Order (the “Stipulation and Order”) with the DOJ binding the Defendants to a Proposed Final Judgment (the “Proposed Final Judgment”) which memorialized the agreement between the DOJ and the Defendants. The Stipulation and Order and the Proposed Final Judgment were filed in the United States District Court for the District of Columbia (the “District Court”) on July 26, 2019. Certain of the provisions of the Stipulation and Order and the Proposed Final Judgment are also reflected in the terms of the Transaction Agreements. In addition to the terms reflected in the Transaction Agreements, the Stipulation and Order and the Proposed Final Judgment provide for other rights and obligations of the Sellers and us, including the following:

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Upon the signing of the Stipulation and Order and the Proposed Final Judgment by the District Court, the Sellers will be permitted by the DOJ to consummate the Sprint-TMUS merger (subject to any additional closing conditions related thereto). The Proposed Final Judgment is subject to the procedures of the Antitrust Procedures and Penalties Act, pursuant to which, following a 60-day public comment period and other related procedures, the Proposed Final Judgment will be entered with the District Court (the Proposed Final Judgment as so entered with the District Court, the “Final Judgment”). The term of the Final Judgment will be seven years from the date of its entry with the District Court or five years if the DOJ gives notice that the divestitures, build-outs and other requirements have been completed to its satisfaction. A monitoring trustee has been appointed by the District Court that has the power and authority to monitor the Defendants’ compliance with the Final Judgment and settle disputes among the Defendants regarding compliance with the provisions of the Final Judgment and may recommend action to the DOJ in the event a party fails to comply with the Final Judgment.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Our 5G deployment commitments for each of the four spectrum bands are generally as follows:

●	With respect to the 600 MHz licenses, we committed to offer 5G broadband service to at least 70% of the U.S. population and to have deployed a core network no later than June 14, 2023, and to offer 5G broadband service to at least 75% of the population in each Partial Economic Area (which are service areas established by the FCC) no later than June 14, 2025. Note that these commitments are earlier than the current 600 MHz Final Build-Out Requirement date of June 2029. See Note 15 for further information.
●	With respect to the AWS-4 licenses, we committed to offer 5G broadband service to at least 20% of the U.S. population and to have deployed a core network no later than June 14, 2022, and to offer 5G broadband service to at least 70% of the U.S. population no later than June 14, 2023.
●	With respect to the Lower 700 MHz E Block licenses, we committed to offer 5G broadband service to at least 20% of the U.S. population who are covered by such licenses and to have deployed a core network no later than June 14, 2022, and to offer 5G broadband service to at least 70% of the U.S. population who are covered by such licenses no later than June 14, 2023.
●	With respect to the AWS H Block licenses, we committed to offer 5G broadband service to at least 20% of the U.S. population and to have deployed a core network no later than June 14, 2022, and to offer 5G broadband service to at least 70% of the U.S. population no later than June 14, 2023.

On June 11, 2019, a number of state attorneys general filed a lawsuit against TMUS, DT, Sprint, and SoftBank in the U.S. District Court for the Southern District of New York (the “Southern District”), alleging that the Sprint-TMUS merger, if consummated, would violate Section 7 of the Clayton Act and therefore should be enjoined. On February 11, 2020, the Southern District ruled in favor of the Sprint-TMUS merger. If this decision is appealed by any state attorneys general, we cannot predict the timing or outcome of any such appeals process.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Wireless

Beginning on November 5, 2019, and while the approval of the Sprint-TMUS merger is pending, the March 7, 2020 build-out deadline for both the AWS-4 and Lower 700 MHz E Block spectrum bands is tolled; however, if the Sprint-TMUS merger is not consummated, the original deadlines (as discussed in Note 15) would be reinstated with extensions equal to the length of time the deadline was tolled. During October 2019, we paused work on our narrowband Internet of Things (“IoT”) deployment due to our March 2020 build-out deadlines being tolled. We have issued requests for information and proposals (“RFI/Ps”) to various vendors in the wireless industry as we move forward with our 5G broadband network deployment (“5G Network Deployment”).

Since 2008, we have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets and made over $10 billion in non-controlling investments in certain entities, for a total of over $21 billion, as described further below. The $21 billion of investments related to wireless spectrum licenses described below does not include $5 billion of capitalized interest related to the carrying value of such licenses.  See Note 2 for further information on capitalized interest.

DISH Network Spectrum

We have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets. These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. In March 2017, we notified the FCC that we plan to deploy a narrowband IoT network on certain of these wireless licenses, which was to be the first phase of our network deployment (“First Phase”). We expected to complete the First Phase by March 2020, with subsequent phases to be completed thereafter. We have entered into vendor contracts with multiple parties for, among other things, base stations, chipsets, modules, tower leases, the core network, RF design, and deployment services for the First Phase.  Among other things, initial RF design in connection with the First Phase was complete, we had secured certain tower sites, and we were in the process of identifying and securing additional tower sites.  The core network had been installed and commissioned.  We installed the first base stations on sites in 2018 and were in the process of deploying the remaining base stations.  During October 2019, we paused work on our narrowband IoT deployment due to our March 2020 build-out deadlines being tolled as discussed above.  In addition, we have issued RFI/Ps to various vendors in the wireless industry as we move forward with our 5G Network Deployment.  We currently expect expenditures for our wireless projects to be between $250 million and $500 million during 2020, excluding capitalized interest. We currently expect expenditures for our 5G Network Deployment to be approximately $10 billion, excluding capitalized interest. We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses. Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly. In addition, as we consider our options for the commercialization of our wireless spectrum, we will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure. We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers. See Note 2 and Note 15 for further information.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In connection with the Share Exchange, we and EchoStar and certain of their subsidiaries entered into certain agreements covering, among other things, tax matters, employee matters, intellectual property matters and the provision of transitional services. See Note 19 for further information.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period. Estimates are used in accounting for, among other things, allowances for doubtful accounts, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, relative standalone selling prices of performance obligations, finance leases, asset impairments, estimates of future cash flows used to evaluate impairments, useful lives of property, equipment and intangible assets, independent third-party retailer incentives, programming expenses and subscriber lives. Economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above. Actual results may differ from previously estimated amounts, and such differences may be material to our consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

Cash and Cash Equivalents

We consider all liquid investments purchased with a remaining maturity of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents as of December 31, 2019 and 2018 may consist of money market funds, government bonds, corporate notes and commercial paper. The cost of these investments approximates their fair value.

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

We evaluate our debt investment portfolio on a quarterly basis to determine whether declines in the fair value of these securities are other-than-temporary. This quarterly evaluation consists of reviewing, among other things:

●	the fair value of our debt investments compared to the carrying amount,
●	the historical volatility of the price of each security, and
●	any market and company specific factors related to each security.

Declines in the fair value of debt investments below cost basis are generally accounted for as follows:

Length of Time Investment Has Been In a Continuous Loss Position	Treatment of the Decline in Value (absent specific factors to the contrary)
Less than six months	Generally, considered temporary.
Six to nine months	Evaluated on a case by case basis to determine whether any company or market-specific factors exist indicating that such decline is other-than-temporary.
Greater than nine months	Generally, considered other-than-temporary. The decline in value is recorded as a charge to earnings.

Additionally, in situations where the fair value of a debt security is below its carrying amount, we consider the decline to be other-than-temporary and record a charge to earnings if any of the following factors apply:

●	we have the intent to sell the security,
●	it is more likely than not that we will be required to sell the security before maturity or recovery, or
●	we do not expect to recover the security’s entire amortized cost basis, even if there is no intent to sell the security.

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

Property and Equipment

Property and equipment, including capitalized expenditures related to our wireless projects, are stated at amortized cost less impairment losses, if any. Our set-top boxes are generally capitalized when they are installed in customers’ homes. The costs of satellites under construction, including interest and certain amounts prepaid under our satellite service agreements, are capitalized during the construction phase, assuming the eventual successful launch and in-orbit operation of the satellite. If a satellite were to fail during launch or while in-orbit, the resultant loss would be charged to expense in the period such loss was incurred. The amount of any such loss would be reduced to the extent of insurance proceeds estimated to be received, if any. Depreciation is recorded on a straight-line basis over useful lives ranging from two to 40 years. Repair and maintenance costs are charged to expense when incurred. Renewals and improvements that add value or extend the asset’s useful life are capitalized. Costs related to the procurement and development of software for internal-use are capitalized and amortized using the straight-line method over the estimated useful life of the software.

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

DBS Satellites. We currently evaluate our DBS satellite fleet for impairment as one asset group whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We do not believe any triggering event has occurred which would indicate impairment as of December 31, 2019.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

AWS-4 Satellites. We currently evaluate our AWS-4 satellite fleet for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We do not believe any triggering event has occurred which would indicate impairment as of December 31, 2019 and 2018. For the year ended December 31, 2017, we wrote down the net book value of the T1 satellite to its estimated fair value as of December 31, 2017 and recorded a $146 million impairment charge in “Impairment of long-lived assets” on our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 8 for further information.

Indefinite-Lived Intangible Assets and Goodwill

We do not amortize indefinite-lived intangible assets and goodwill but test these assets for impairment annually, during the fourth quarter or more often if indicators of impairment arise. We have the option to first perform a qualitative assessment to determine whether it is necessary to perform a quantitative impairment test. However, we may elect to bypass the qualitative assessment in any period and proceed directly to performing the quantitative impairment test. Intangible assets that have finite lives are amortized over their estimated useful lives and tested for impairment as described above for long-lived assets. Our intangible assets with indefinite lives primarily consist of FCC licenses. Generally, we have determined that our FCC licenses have indefinite useful lives due to the following:

●	FCC licenses are a non-depleting asset;

●	existing FCC licenses are integral to our business segments and will contribute to cash flows indefinitely;

●	replacement DBS satellite applications are generally authorized by the FCC subject to certain conditions, without substantial cost under a stable regulatory, legislative and legal environment;

●	maintenance expenditures to obtain future cash flows are not significant;

●	FCC licenses are not technologically dependent; and

●	we intend to use these assets indefinitely.

DBS Licenses. We combine all of our indefinite-lived DBS licenses that we currently utilize or plan to utilize in the future into a single unit of accounting. For 2019, 2018 and 2017, management performed a qualitative assessment to determine whether it is more likely than not that the fair value of the DBS licenses exceeds its carrying amount. In our assessment, we considered several factors, including, among others, overall financial performance, industry and market considerations, and relevant company specific events. In contemplating all factors in their totality, we concluded that it is more likely than not that the fair value of the DBS licenses exceeds its carrying amount. As such, no further analysis was required.

Wireless Spectrum Licenses. We currently combine our 600 MHz, 700 MHz, AWS-4 and H Block wireless spectrum licenses and the Northstar Licenses and SNR Licenses into a single unit of accounting. In 2019, management performed a qualitative assessment to determine whether it is more likely than not that the fair value of these licenses exceed their carrying amount. In our assessment we considered several factors, including, among other things, the projected financial performance of our Wireless segment, the business enterprise value of our Wireless segment, and market transactions for wireless spectrum licenses including auction results. In assessing these factors we considered both macroeconomic conditions and industry and market conditions. In contemplating all factors in their totality, we concluded that it is more likely than not that the fair value of these licenses exceed their carrying amount.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In 2018, we assessed these licenses quantitatively. Our quantitative assessment consisted of both an income approach and a market approach. The income approach estimated the fair value of these licenses using the “Greenfield” approach. The Greenfield approach values the licenses by calculating the cash flow generating potential of a hypothetical start-up company that goes into business with no assets except the licenses to be valued. A discounted cash flow analysis is used to estimate what a marketplace participant would be willing to pay to purchase the aggregated wireless licenses as of the valuation date. The market approach uses prior transactions including auctions to estimate the fair value of the licenses. In conducting this quantitative assessment, we determined that the fair value of these licenses exceeds their carrying amount under both approaches.

In 2017, management performed a qualitative assessment to determine whether it is more likely than not that the fair value of these licenses exceeded their carrying amount. In our assessment, we considered several qualitative factors, including, among others, macroeconomic conditions, industry and market conditions, relevant company specific events, and perception of the market. In contemplating all factors in their totality, we concluded that it is more likely than not that the fair value of these licenses exceeded their carrying amount.

During 2019, 2018, and 2017, our multichannel video distribution and data service (“MVDDS”) wireless spectrum licenses were assessed as a single unit of accounting.  For 2019, management assessed these licenses qualitatively. Our qualitative assessment focused on recent auction results and historical market activity. We concluded that it is more likely than not that the fair value of these licenses exceeded their carrying amount. For 2018 and 2017, management assessed these licenses quantitatively.  Our quantitative assessment in each year for these licenses consisted of a market approach.  The market approach uses prior transactions including auctions to estimate the fair value of the licenses.  In conducting these quantitative assessments, we determined that the fair value of these licenses exceeded their carrying amount.

During 2019, our 28 GHz and 24 GHz wireless spectrum licenses were assessed as a single unit of accounting. These licenses were purchased during the fourth quarter 2019 through our participation in Auction 101 and Auction 102. For 2019, management’s assessment of the fair value of these licenses was determined based on the auction results.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Business Combinations

When we acquire a business, we allocate the purchase price to the various components of the acquisition based upon the fair value of each component using various valuation techniques, including the market approach, income approach and/or cost approach. The accounting standard for business combinations requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired to be recorded at fair value. Transaction costs related to the acquisition of the business are expensed as incurred. Costs associated with the issuance of debt associated with a business combination are capitalized and included as a yield adjustment to the underlying debt’s stated rate. Acquired intangible assets other than goodwill are amortized over their estimated useful lives unless the lives are determined to be indefinite. Amortization of these intangible assets are recorded on a straight-line basis over an average finite useful life primarily ranging from approximately five to 20 years or in relation to the estimated discounted cash flows over the life of the intangible asset.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

As of December 31, 2019 and 2018, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for doubtful accounts) and current liabilities (excluding the “Current portion of long-term debt and finance lease obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates. See Note 6 for the fair value of our marketable investment securities and derivative financial instruments.

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

See Note 10 for further information.

Revenue Recognition

Our revenue is primarily derived from Pay-TV programming services that we provide to our subscribers. We also generate revenue from equipment rental fees and other hardware related fees, including DVRs and fees from subscribers with multiple receivers; advertising services; fees earned from our in-home service operations; broadband services; warranty services; sales of digital receivers and related equipment to third-party pay-TV providers; satellite uplink and telemetry, tracking and control (“TT&C”) services; and revenue from in-home services. See Note 16 for further information, including revenue disaggregated by major source.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In cases where a subscriber is charged certain nonrefundable upfront fees, those fees are generally considered to be material rights to the subscriber related to the subscriber’s option to renew without having to pay an additional fee upon renewal. These fees are deferred and recognized over the estimated period of time during which the fee remains material to the customer, which we estimate to be less than one year. Revenues arising from our in-home services that are separate from the initial installation, such as mounting a TV on a subscriber’s wall, are generally recognized when these services are performed.

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

Contract Balances

The timing of revenue recognition generally differs from the timing of invoicing to customers. When revenue is recognized prior to invoicing, we record a receivable. When revenue is recognized subsequent to invoicing, we record deferred revenue. Our residential video subscribers are typically billed monthly, and the contract balances for those customers arise from the timing of the monthly billing cycle. We do not adjust the amount of consideration for financing impacts as we apply a practical expedient when we anticipate that the period between transfer of goods and services and eventual payment for those goods and services will be less than one year. See Note 17 for further information, including balance and activity detail about our allowance for doubtful accounts and deferred revenue related to contracts with subscribers.

Assets Recognized Related to the Costs to Obtain a Contract with a Subscriber

We recognize an asset for the incremental costs of obtaining a contract with a subscriber if we expect the benefit of those costs to be longer than one year.  We have determined that certain sales incentive programs, including those with our independent third-party retailers, meet the requirements to be capitalized, and payments made under these programs are capitalized and amortized to expense over the estimated subscriber life.  During the years ended December 31, 2019 and 2018, we capitalized $207 million and $183 million, respectively, under these programs.  The amortization expense related to these programs was $76 million and $28 million for the years ended December 31, 2019 and 2018, respectively.  As of December 31, 2019 and 2018, we had a total of $300 million and $169 million capitalized on our Consolidated Balance Sheets. These amounts are capitalized in “Other current assets” and “Other noncurrent assets, net” on our Consolidated Balance Sheets, and then amortized in “Other subscriber acquisition costs” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Leases

We enter into operating and finance leases for, among other things, satellites, office space, warehouses and distribution centers, vehicles, wireless towers and other equipment. Our leases have remaining lease terms from one to eight years, some of which include renewal options, and some of which include options to terminate the leases within one year.

We determine if an arrangement is a lease and classify that lease as either an operating or finance lease at inception. Operating leases are included in “Operating lease assets,” “Other accrued expenses” and “Operating lease liabilities” on our Consolidated Balance Sheets. Finance leases are included in “Property and equipment, net,” “Current portion of long-term debt and finance lease obligations” and “Long-term debt and finance lease obligations, net of current portion” on our Consolidated Balance Sheets.  Leases with an initial term of 12 months or less are not recorded on the balance sheet and we recognize lease expense for these leases on a straight-line basis over the lease term on our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 9 for further information on our lease expenses.

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

DISH TV subscribers have the choice of leasing or purchasing the satellite receiver and other equipment necessary to receive our DISH TV services. Most of our new DISH TV subscribers choose to lease equipment and thus we retain title to such equipment. Equipment leased to new and existing DISH TV subscribers is capitalized and depreciated over their estimated useful lives.

For equipment leased to new and existing DISH TV subscribers we made an accounting policy election to combine the equipment with our programming services as a single performance obligation in accordance with the revenue recognition guidance as the programming services are the predominant component. The equipment leased to new and existing DISH TV subscribers would have otherwise been accounting for as an operating lease.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The adoption of ASU 2016-02 had no impact on our Consolidated Statements of Operations and Comprehensive Income (Loss) and cash flows from operating, investing and financing activities on our Consolidated Statements of Cash Flows.

The adoption of ASU 2016-02 impacted our December 31, 2019 Consolidated Balance Sheets, including the reclassification of our deferred rent liabilities to an operating lease asset, as follows:

Consolidated Balance Sheets	DISH Network (as would have been reported under previous standards)	Impact of adopting ASU 2016-02	DISH Network (as currently reported)
	(In thousands)
As of December 31, 2019
Operating lease assets	$—	$144,330	$144,330
Total assets	$33,086,605	$144,330	$33,230,935
Other accrued expenses	$760,068	$57,910	$817,978
Operating lease liabilities	$—	$84,795	$84,795
Long-term deferred revenue and other long-term liabilities	$693,393	$1,625	$695,018
Total liabilities	$20,970,458	$144,330	$21,114,788
Total stockholders' equity (deficit)	$11,564,072	$—	$11,564,072
Total liabilities and stockholders' equity (deficit)	$33,086,605	$144,330	$33,230,935

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

Cost of Sales – Equipment and Other

Costs include the cost of non-subsidized sales of DBS accessories and the cost of sales of digital receivers and related components to third-party pay-TV providers, both of which include freight and royalties, costs associated with in-home services, costs related to services and other agreements with EchoStar, and certain operating costs related to our wireless projects. Costs are generally recognized as products are delivered to customers and the related revenue is recognized.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Subscriber Acquisition Costs

Subscriber acquisition costs on our Consolidated Statements of Operations and Comprehensive Income (Loss) consist of costs incurred to acquire new Pay-TV subscribers through independent third-party retailers, third-party marketing agreements and our direct sales distribution channel. Subscriber acquisition costs include the following line items from our Consolidated Statements of Operations and Comprehensive Income (Loss):

●	“Cost of sales – subscriber promotion subsidies” includes the cost of our DBS receiver systems sold to independent third-party retailers and other distributors of our equipment and DBS receiver systems sold directly by us to DISH TV subscribers.

●	“Other subscriber acquisition costs” includes net costs related to promotional incentives and costs related to installation and other promotional subsidies for our DISH TV services as well as our direct sales efforts and commissions for our Sling TV services.

●	“Subscriber acquisition advertising” includes advertising and marketing expenses related to the acquisition of new Pay-TV subscribers. Advertising costs are expensed as incurred.

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

Research and Development

Research and development costs are expensed as incurred. Research and development costs totaled $21 million, $24 million and $33 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

As of December 31, 2019, 2018 and 2017, we did not hold any derivative financial instruments. See Note 6 for further information.

New Accounting Pronouncements

Financial Instruments – Credit Losses. On June 16, 2016, the FASB issued ASU 2016-13 Financial Instruments – Credit Losses, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the way entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net earnings. This standard will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We currently expect that the adoption of ASU 2016-13 will have an immaterial impact on our Consolidated Financial Statements and related disclosures.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Fair Value Measurement.  On August 28, 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements by adding, modifying or removing certain disclosures.  This standard will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted.  Certain disclosures in ASU 2018-13 are required to be applied on a retrospective basis and others on a prospective basis.  We currently expect that the adoption of ASU 2018-13 will have an immaterial impact on our Consolidated Financial Statements and related disclosures.

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

The following table presents EPS amounts for all periods and the basic and diluted weighted-average shares outstanding used in the calculation.

	For the Years Ended December 31,
	2019	2018	2017
	(In thousands, except per share amounts)
Net income (loss)	$1,492,569	$1,655,491	$2,165,407
Less: Net income (loss) attributable to noncontrolling interests, net of tax	93,057	80,400	66,718
Net income (loss) attributable to DISH Network - Basic	1,399,512	1,575,091	2,098,689
Interest on dilutive Convertible Notes, net of tax (1)	—	—	30,028
Net income (loss) attributable to DISH Network - Diluted	$1,399,512	$1,575,091	$2,128,717

Weighted-average common shares outstanding - Class A and B common stock:
Basic	479,657	467,350	466,021
Dilutive impact of Convertible Notes	58,192	58,192	55,692
Dilutive impact of stock awards outstanding	115	290	883
Diluted	537,964	525,832	522,596

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$2.92	$3.37	$4.50
Diluted net income (loss) per share attributable to DISH Network	$2.60	$3.00	$4.07

(1)	For the years ended December 31, 2019 and 2018, materially all of our interest expense was capitalized. See Note 2 for further information.

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

	As of December 31,
	2019	2018	2017
	(In thousands)
Anti-dilutive stock awards	5,471	4,377	1,694
Performance based options	7,966	8,970	5,491
Restricted Performance Units/Awards	1,504	1,726	2,436
Common stock warrants	46,029	46,029	46,029
Total	60,970	61,102	55,650

4.     Supplemental Data - Statements of Cash Flows

The following table presents our supplemental cash flow and other non-cash data.

	For the Years Ended December 31,
	2019	2018	2017
	(In thousands)
Cash paid for interest (including capitalized interest)	$900,125	$921,238	$996,183
Cash received for interest	40,795	15,037	6,925
Cash paid for income taxes	30,552	31,308	40,362
Capitalized interest (1)	980,299	1,012,177	1,015,901
Master Transaction Agreement, net of deferred tax of $166,161 (2)	497,145	—	—
Initial equity component of the 2 3/8% Convertible Notes due 2024, net of deferred taxes of $92,512 (3)	—	—	159,869
Employee benefits paid in Class A common stock	27,004	27,322	23,164

(1)	See Note 2 for further information.
(2)	See Note 1 for further information.
(3)	See Note 10 for further information.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

5.     Other Comprehensive Income (Loss)

The following table presents the tax effect on each component of “Other comprehensive income (loss).”

	For the Years Ended December 31,
	2019			2018			2017
	Before	Tax	Net	Before	Tax	Net	Before	Tax	Net
	Tax	(Expense)	of Tax	Tax	(Expense)	of Tax	Tax	(Expense)	of Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount	Amount	Benefit	Amount
	(In thousands)
Foreign currency translation adjustments	$223	$—	$223	$(1,343)	$—	$(1,343)	$1,027	$—	$1,027
Unrealized holding gains (losses) on available-for-sale securities	1,127	(265)	862	(529)	122	(407)	9,671	(3,525)	6,146
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(299)	70	(229)	(8)	2	(6)	(11,129)	4,057	(7,072)
Other comprehensive income (loss)	$1,051	$(195)	$856	$(1,880)	$124	$(1,756)	$(431)	$532	$101

The “Accumulated other comprehensive income (loss)” is detailed in the following table, net of tax:

	Foreign	Unrealized/
	Currency	Recognized
	Translation	Gains
Accumulated Other Comprehensive Income (Loss)	Adjustment	(Losses)	Total
	(In thousands)
Balance as of December 31, 2017	$1,027	$(145)	$882
Foreign currency translation adjustments	(1,343)	—	(1,343)
Other comprehensive income (loss) before reclassification	—	(407)	(407)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(6)	(6)
Balance as of December 31, 2018	$(316)	$(558)	$(874)
Foreign currency translation adjustments	223	—	223
Other comprehensive income (loss) before reclassification	—	862	862
Amounts reclassified from accumulated other comprehensive income (loss)	—	(229)	(229)
Balance as of December 31, 2019	$(93)	$75	$(18)

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

6.     Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	December 31,	December 31,
	2019	2018
	(In thousands)
Marketable investment securities:
Current marketable investment securities:
Strategic - available-for-sale	$196	$193
Strategic - trading/equity (Note 2)	—	2,370
Other	416,508	1,178,908
Total current marketable investment securities	416,704	1,181,471
Restricted marketable investment securities (1)	390	67,019
Total marketable investment securities	417,094	1,248,490

Restricted cash and cash equivalents (1)	60,677	578

Other investment securities:
Other investment securities	160,074	118,992
Total other investment securities	160,074	118,992

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$637,845	$1,368,060

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash, cash equivalents and marketable investment securities” on our Consolidated Balance Sheets.

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

Current Marketable Investment Securities - Strategic

Our current strategic marketable investment securities portfolio includes and may include strategic and financial debt and/or equity investments in private and public companies that are highly speculative and have experienced and continue to experience volatility. As of December 31, 2019, this portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers. The fair value of certain of the debt and equity securities in this portfolio can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of December 31, 2019 and 2018, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit and trusts.

Other Investment Securities

We have strategic investments in certain debt and/or equity securities that are included in noncurrent “Other investment securities” on our Consolidated Balance Sheets. Our debt securities are classified as available-for-sale and our equity securities are accounted for using the equity method of accounting or recorded at fair value. Certain of our equity method investments are detailed below.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unrealized Gains (Losses) on Marketable Investment Securities

As of December 31, 2019 and 2018, we had accumulated net unrealized gains of less than $1 million and accumulated net unrealized losses of $1 million, respectively. These amounts, net of related tax effect, were accumulated net unrealized gains of less than $1 million and net unrealized losses of $1 million, respectively. All of these amounts are included in “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).” The components of our available-for-sale investments are summarized in the table below.

	As of December 31,
	2019				2018
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities (including restricted):
U.S. Treasury and agency securities	$10,016	$32	$—	$32	$66,823	$40	$(19)	$21
Commercial paper	369,397	2	—	2	367,488	—	—	—
Corporate securities	28,796	4	(1)	3	805,259	91	(899)	(808)
Other	8,885	58	—	58	6,550	56	(2)	54
Total	$417,094	$96	$(1)	$95	$1,246,120	$187	$(920)	$(733)

As of December 31, 2019, restricted and non-restricted marketable investment securities included debt securities of $417 million with contractual maturities within one year. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	December 31, 2019				December 31, 2018
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents (including restricted)	$2,436,545	$246,876	$2,189,669	$—	$859,220	$30,858	$828,362	$—

Debt securities (including restricted):
U.S. Treasury and agency securities	$10,016	$10,016	$—	$—	$66,823	$66,823	$—	$—
Commercial paper	369,397	—	369,397	—	367,488	—	367,488	—
Corporate securities	28,796	—	28,796	—	805,259	—	805,259	—
Other	8,885	—	8,689	196	6,550	—	6,357	193

Equity securities	—	—	—	—	2,370	2,370	—	—
Total	$417,094	$10,016	$406,882	$196	$1,248,490	$69,193	$1,179,104	$193

During the years ended December 31, 2019 and 2018, we had no transfers in or out of Level 1 and Level 2 fair value measurements.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Gains and Losses on Sales and Changes in Carrying Amounts of Investments

“Other, net” within “Other Income (Expense)” included on our Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Years Ended December 31,
Other, net:	2019	2018	2017
	(In thousands)
Marketable investment securities - realized and unrealized gains (losses)	$4,604	$8,165	$90,979
Non-marketable investment securities - gains (losses) on sales/exchanges	—	—	10,488
Costs related to early redemption of debt	(483)	(3,261)	(1,470)
Gain (loss) on sale of subsidiary	—	7,004	—
Equity in earnings of affiliates	(3,714)	(2,110)	2,163
Other	11,117	2,003	2,328
Total	$11,524	$11,801	$104,488

7.     Inventory

Inventory consisted of the following:

	As of December 31,
	2019	2018
	(In thousands)
Finished goods	$255,155	$215,186
Work-in-process and service repairs	34,120	56,871
Raw materials	33,623	18,676
Total inventory	$322,898	$290,733

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

8.     Property and Equipment and Intangible Assets

Property and Equipment

Property and equipment consisted of the following:

	Depreciable
	Life			As of December 31,
	(In Years)			2019	2018
				(In thousands)
Equipment leased to customers	2	-	5	$1,861,668	$2,016,965
Satellites (1) (2)	2	-	15	1,855,096	843,913
Satellites acquired under finance lease agreements (1) (3)	10	-	15	888,940	499,819
Furniture, fixtures, equipment and other	2	-	20	2,010,094	1,923,585
Buildings and improvements (1)	5	-	40	349,347	290,650
Land (1)		-		17,810	13,186
Construction in progress		-		278,083	100,560
Total property and equipment				7,261,038	5,688,678
Accumulated depreciation (1)				(4,554,856)	(3,760,498)
Property and equipment, net				$2,706,182	$1,928,180

(1)	See Note 1 for further information on the Master Transaction Agreement pursuant to which certain assets were transferred to us.
(2)	See Note 6 for further information on the transaction with TSI.
(3)	The Ciel II satellite was previously classified as a finance lease, however, as a result of an amendment, which was effective during the first quarter 2019, Ciel II is now accounted for as an operating lease.

Construction in progress consisted of the following:

	As of December 31,
	2019	2018
	(In thousands)
Software	$51,493	$34,533
Wireless	207,814	53,466
Other	18,776	12,561
Total construction in progress	$278,083	$100,560

Depreciation and amortization expense consisted of the following:

	For the Years Ended December 31,
	2019	2018	2017
	(In thousands)
Equipment leased to customers	$371,292	$444,928	$554,272
Satellites	115,100	100,343	114,821
Buildings, furniture, fixtures, equipment and other	144,185	166,753	148,471
Total depreciation and amortization	$630,577	$712,024	$817,564

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

As of December 31, 2019, our pay-TV satellite fleet consisted of the following:

		Degree	Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar VII (1)	February 2002	119	N/A
EchoStar X (1)	February 2006	110	N/A
EchoStar XI (1)	July 2008	110	N/A
EchoStar XIV (1)	March 2010	119	N/A
EchoStar XV	July 2010	61.5	N/A
EchoStar XVI (1)	November 2012	61.5	N/A
EchoStar XVIII	June 2016	61.5	N/A
EchoStar XXIII (1)	March 2017	67.9	N/A

Leased from EchoStar (2):
EchoStar IX	August 2003	121	Month to month

Leased from Other Third Party:
Anik F3	April 2007	118.7	April 2022
Ciel II	December 2008	129	January 2021
Nimiq 5 (1)	September 2009	72.7	September 2024
QuetzSat-1 (1)	September 2011	77	November 2021

(1)	Pursuant to the Master Transaction Agreement, on September 10, 2019 these satellites and satellite service agreements were transferred to us. See Note 1 for further information.
(2)	See Note 19 for further information on our Related Party Transactions with EchoStar.

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

GAAP requires that a long-lived asset be reviewed for impairment when circumstances indicate that the carrying amount of the asset might not be recoverable. As of December 31, 2019 and 2018, management concluded that no triggering event occurred for either year for the AWS-4 satellites.

As of December 31, 2017, we concluded that a triggering event occurred for the T1 satellite. In our assessment, we concluded that the carrying amount of the T1 satellite exceeded its estimated fair value based on undiscounted cash flows utilizing the income approach.  To arrive at fair value, management estimated the potential future discounted cash flows from a market participant’s perspective associated with the satellite. As a result of this assessment, we wrote down the net book value of the T1 satellite from $246 million to $100 million and recorded an impairment charge of $146 million in “Impairment of long-lived assets” on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2017. As of December 31, 2019 and 2018, we do not believe that any triggering events have occurred which would indicate impairment for the D1 satellite. The estimates used in our fair value analysis are considered Level 3 in the fair value hierarchy.

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

In the past, certain of our owned and leased satellites have experienced anomalies, some of which have had a significant adverse impact on their remaining useful life and/or commercial operation. There can be no assurance that future anomalies will not impact the remaining useful life and/or commercial operation of any of the owned and leased satellites in our fleet. See Note 2 “Impairment of Long-Lived Assets” for further information on evaluation of impairment. There can be no assurance that we can recover critical transmission capacity in the event one or more of our owned or leased in-orbit satellites were to fail. We generally do not carry commercial launch or in-orbit insurance on any of the satellites that we own and therefore, we will bear the risk associated with any uninsured launch or in-orbit satellite failures.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Intangible Assets

As of December 31, 2019 and 2018, our identifiable intangibles subject to amortization consisted of the following:

	As of
	December 31, 2019		December 31, 2018
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization
	(In thousands)
Technology-based	$63,077	$(57,414)	$63,077	$(53,998)
Trademarks	37,010	(32,619)	37,010	(28,634)
Contract-based	4,500	(4,500)	13,149	(13,149)
Customer relationships	23,633	(23,633)	26,533	(26,533)
Total	$128,220	$(118,166)	$139,769	$(122,314)

These identifiable intangibles are included in “Other noncurrent assets, net” on our Consolidated Balance Sheets. Amortization of these intangible assets is recorded on a straight-line basis over an average finite useful life primarily ranging from approximately five to 20 years. Amortization was $7 million, $10 million and $8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Estimated future amortization of our identifiable intangible assets as of December 31, 2019 is as follows (in thousands):

For the Years Ended December 31,
2020	$3,816
2021	1,288
2022	666
2023	654
2024	654
Thereafter	2,976
Total	$10,054

Goodwill

The excess of our investments in consolidated subsidiaries over net tangible and identifiable intangible asset value at the time of the investment is recorded as goodwill and is not subject to amortization but is subject to impairment testing annually or whenever indicators of impairment arise. As of December 31, 2019 and 2018, our goodwill was $126 million, which primarily relates to our wireless segment. In conducting our annual impairment test for 2019, we performed a qualitative assessment, which considered several factors, including, among others, macroeconomic conditions, industry and market conditions, and relevant company specific events and perception of the market.  In contemplating all factors in their totality, we determined that the fair value of our wireless segment, which consists of a single reporting unit, was in excess of the carrying amount.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

FCC Authorizations

As of December 31, 2019 and 2018, our FCC Authorizations consisted of the following:

	As of December 31,
	2019	2018
	(In thousands)
DBS Licenses (1)	$677,409	$611,794
700 MHz Licenses	711,871	711,871
MVDDS Licenses	24,000	24,000
AWS-4 Licenses	1,940,000	1,949,000
H Block Licenses	1,671,506	1,671,506
AWS-3 Licenses	9,890,389	9,890,389
600 MHz Licenses	6,211,154	6,211,154
28 GHz Licenses	2,883	—
24 GHz Licenses	11,772	—
Capitalized Interest (2)	4,638,519	3,667,247
Total	$25,779,503	$24,736,961

(1)	See Note 1 for further information on the Master Transaction Agreement pursuant to which certain FCC authorizations were transferred to us.
(2)	See Note 2 for further information.

9.Leases

We enter into operating and finance leases for, among other things, satellites, office space, warehouses and distribution centers, vehicles, wireless towers and other equipment. Our leases have remaining lease terms from one to eight years, some of which include renewal options, and some of which include options to terminate the leases within one year.

Our Anik F3, Nimiq 5 and QuetzSat-1 satellites are accounted for as financing leases. Substantially all of our remaining leases are accounted for as operating leases.

The components of lease expense were as follows:

For the Year Ended
December 31, 2019
(In thousands)
Operating lease cost	$223,825

Short-term lease cost (1)	12,077

Finance lease cost:
Amortization of right-of-use assets	35,004
Interest on lease liabilities	10,800
Total finance lease cost	45,804
Total lease costs	$281,706

(1)	Leases that have terms of 12 months or less.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Pursuant to the Master Transaction Agreement, effective September 10, 2019, approximately $495 million of previously reported operating lease assets and the related liabilities for satellites and real estate assets were transferred to us. See Note 1 for further information. These satellite and real estate assets are no longer included in “Operating lease assets,” “Other current liabilities” and “Operating lease liabilities,” but rather in “Property and equipment, net” on our Consolidated Balance Sheets. Lease expense related to these satellites and real estate assets for the year ended December 31, 2019 were $159 million.

Supplemental cash flow information related to leases was as follows:

For the Year Ended
December 31, 2019
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$227,451
Operating cash flows from finance leases	$10,800
Financing cash flows from finance leases	$34,358

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$118,381
Finance leases	$187,339

Right-of-use assets and liabilities recognized at January 1, 2019 upon adoption of ASC 842	$733,584

Supplemental balance sheet information related to leases was as follows:

As of December 31, 2019
(In thousands)
Operating Leases:
Operating lease assets	$144,330

Other current liabilities	$57,910
Operating lease liabilities	84,795
Total operating lease liabilities	$142,705

Finance Leases:
Property and equipment, gross	$890,598
Accumulated depreciation	(683,271)
Property and equipment, net	$207,327

Other current liabilities	$61,493
Other long-term liabilities	171,706
Total finance lease liabilities	$233,199

Weighted Average Remaining Lease Term:
Operating leases	3.1 years
Finance leases	3.8 years

Weighted Average Discount Rate:
Operating leases	5.0%
Finance leases	10.2%

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Maturities of lease liabilities as of December 31, 2019 were as follows:

	Maturities of Lease Liabilities
	Operating	Finance
For the Years Ending December 31,	Leases	Leases	Total
	(In thousands)
2020	$62,331	$80,834	$143,165
2021	47,496	82,610	130,106
2022	23,746	48,307	72,053
2023	9,392	40,942	50,334
2024	5,682	30,707	36,389
Thereafter	2,826	—	2,826
Total lease payments	151,473	283,400	434,873
Less: Imputed interest	(8,768)	(50,201)	(58,969)
Total	142,705	233,199	375,904
Less: Current portion	(57,910)	(61,493)	(119,403)
Long-term portion of lease obligations	$84,795	$171,706	$256,501

10.     Long-Term Debt and Finance Lease Obligations

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of December 31, 2019 and 2018:

	As of
	December 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
7 7/8% Senior Notes due 2019 (1)	$—	$—	$1,317,372	$1,343,298
5 1/8% Senior Notes due 2020 (2)	1,100,000	1,110,208	1,100,000	1,089,957
6 3/4% Senior Notes due 2021	2,000,000	2,109,420	2,000,000	1,974,940
5 7/8% Senior Notes due 2022	2,000,000	2,129,580	2,000,000	1,833,140
5% Senior Notes due 2023	1,500,000	1,543,770	1,500,000	1,247,445
5 7/8% Senior Notes due 2024	2,000,000	2,049,080	2,000,000	1,611,960
2 3/8% Convertible Notes due 2024	1,000,000	918,720	1,000,000	801,200
7 3/4% Senior Notes due 2026	2,000,000	2,128,900	2,000,000	1,653,720
3 3/8% Convertible Notes due 2026	3,000,000	2,907,870	3,000,000	2,436,690
Other notes payable	70,946	70,946	39,715	39,715
Subtotal	14,670,946	$14,968,494	15,957,087	$14,032,065
Unamortized debt discount on the Convertible Notes	(735,811)		(833,906)
Unamortized deferred financing costs and other debt discounts, net	(28,739)		(37,388)
Finance lease obligations (3)	233,199		66,984
Total long-term debt and finance lease obligations (including current portion)	$14,139,595		$15,152,777

(1)	On September 3, 2019, we redeemed the principal balance of our 7 7/8% Senior Notes due 2019.
(2)	Our 5 1/8% Senior Notes due 2020 mature on May 1, 2020 and have been reclassified to “Current portion of long-term debt and finance lease obligations” on our Consolidated Balance Sheets as of December 31, 2019.
(3)	Disclosure regarding fair value of finance leases is not required.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

Our Senior Notes are:

●	general unsecured senior obligations of DISH DBS Corporation (“DISH DBS”);
●	ranked equally in right of payment with all of DISH DBS’ and the guarantors’ existing and future unsecured senior debt; and
●	ranked effectively junior to our and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.

The indentures related to our Senior Notes contain restrictive covenants that, among other things, impose limitations on the ability of DISH DBS and its restricted subsidiaries to:

●	incur additional debt;
●	pay dividends or make distributions on DISH DBS’ capital stock or repurchase DISH DBS’ capital stock;
●	make certain investments;
●	create liens or enter into sale and leaseback transactions;
●	enter into transactions with affiliates;
●	merge or consolidate with another company; and
●	transfer or sell assets.

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

The Convertible Notes due 2024 are:

●	our general unsecured obligations;
●	ranked senior in right of payment to any future indebtedness that is expressly subordinated in right of payment to the Convertible Notes due 2024;
●	ranked equally in right of payment with all of our existing and future unsecured senior indebtedness;
●	ranked effectively junior to any of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness;
●	ranked structurally junior to all indebtedness and other liabilities of our subsidiaries; and
●	not guaranteed by our subsidiaries.

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

The Convertible Notes due 2026 are:

●	our general unsecured obligations;
●	ranked senior in right of payment to any future indebtedness that is expressly subordinated in right of payment to the Convertible Notes due 2026;
●	ranked equally in right of payment with all of our existing and future unsecured senior indebtedness;
●	ranked effectively junior to any of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness;
●	ranked structurally junior to all indebtedness and other liabilities of our subsidiaries; and
●	not guaranteed by our subsidiaries.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Interest on Long-Term Debt

		Annual
	Semi-Annual	Debt Service
	Payment Dates	Requirements
		(In thousands)
5 1/8% Senior Notes due 2020 (1)	May 1 and November 1	$56,375
6 3/4% Senior Notes due 2021	June 1 and December 1	$135,000
5 7/8% Senior Notes due 2022	January 15 and July 15	$117,500
5% Senior Notes due 2023	March 15 and September 15	$75,000
5 7/8 % Senior Notes due 2024	May 15 and November 15	$117,500
2 3/8% Convertible Notes due 2024	March 15 and September 15	$23,750
7 3/4 % Senior Notes due 2026	January 1 and July 1	$155,000
3 3/8 % Convertible Notes due 2026	February 15 and August 15	$101,250

(1)	Our 5 1/8% Senior Notes due 2020 mature on May 1, 2020 and have been reclassified to “Current portion of long-term debt and finance lease obligations” on our Consolidated Balance Sheets as of December 31, 2019.

Our ability to meet our debt service requirements will depend on, among other factors, the successful execution of our business strategy, which is subject to uncertainties and contingencies beyond our control.

Other Long-Term Debt and Finance Lease Obligations

Other long-term debt and finance lease obligations consisted of the following:

	As of December 31,
	2019	2018
	(In thousands)
Satellites and other finance lease obligations	$233,199	$66,984
Notes payable related to satellite vendor financing and other debt payable in installments through 2032 with interest rates ranging from approximately 4.0% to 8.8%	70,946	39,715
Total	304,145	106,699
Less: current portion	(71,366)	(24,621)
Other long-term debt and finance lease obligations, net of current portion	$232,779	$82,078

Finance Lease Obligations

Anik F3. Anik F3, an FSS satellite, was launched and commenced commercial operation in April 2007. This satellite is accounted for as a finance lease and depreciated over the term of the satellite service agreement. We have leased 100% of the Ku-band capacity on Anik F3 for a period of 15 years.

Nimiq 5. On May 19, 2019, we entered into a Master Transaction Agreement pursuant to which, on September 10, 2019, the satellite service agreement for Nimiq 5 was transferred to us. Nimiq 5 was launched in September 2009 and commenced commercial operation at the 72.7 degree west longitude orbital location during October 2009. This satellite is accounted for as a finance lease and depreciated over the term of the satellite service agreement. We lease 100% of the capacity on Nimiq 5. See Note 19 for further discussion.

QuetzSat-1. On May 19, 2019, we entered into a Master Transaction Agreement pursuant to which, on September 10, 2019, the satellite service agreement for QuetzSat-1 was transferred to us. QuetzSat-1 was launched on September 29, 2011 and in January 2013, QuetzSat-1 was moved to the 77 degree orbital location and commenced commercial operations at that location in February 2013. This satellite is accounted for as a finance lease and depreciated over the term of the satellite service agreement. We lease 100% of the capacity on QuetzSat-1. See Note 19 for further discussion.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Ciel II. Ciel II, a Canadian DBS satellite, was launched in December 2008 and commenced commercial operation in February 2009. This satellite was previously accounted for as a finance lease and depreciated over the term of the satellite service agreement, however, as a result of an amendment, which was effective during the first quarter 2019, Ciel II is now accounted for as an operating lease. We lease 100% of the capacity on Ciel II. The initial 10 year term expired in January 2019 and as a result of an amendment, we renewed this lease through January 2021.

The summary of future maturities of our outstanding long-term debt as of December 31, 2019 is included in the commitments table in Note 15.

11.    Income Taxes and Accounting for Uncertainty in Income Taxes

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

As of December 31, 2019, we had $28 million net operating loss carryforwards (“NOLs”) for federal income tax purposes and $43 million of NOL carryforwards for state income tax purposes, which are partially offset by a valuation allowance. In addition, there are $114 million of tax benefits related to credit and interest carryforwards which are partially offset by a valuation allowance. Portions of the state NOL and credit carryforwards will expire in 2020.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The components of the (benefit from) provision for income taxes were as follows:

	For the Years Ended December 31,
	2019	2018	2017
	(In thousands)
Current (benefit) provision:
Federal	$173,326	$44,451	$(71,141)
State	43,579	29,918	38,058
Foreign	6,203	4,616	3,736
Total current (benefit) provision	223,108	78,985	(29,347)

Deferred (benefit) provision:
Federal	204,403	383,096	(547,575)
State	21,732	64,000	69,076
Increase (decrease) in valuation allowance	2,115	7,603	(7,474)
Total deferred (benefit) provision	228,250	454,699	(485,973)
Total (benefit) provision	$451,358	$533,684	$(515,320)

Our $1.944 billion of “Income (loss) before income taxes” on our Consolidated Statements of Operations and Comprehensive Income (Loss) included income of $13 million related to our foreign operations.

The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal tax rate:

	For the Years Ended December 31,
	2019	2018	2017
	% of pre-tax income/(loss)
Statutory rate	21.0	21.0	35.0
State income taxes, net of federal benefit	3.2	4.6	3.0
Tax Reform Act (1)	—	—	(72.6)
Nondeductible/Nontaxable items (2)	—	—	5.9
Other, net	(1.0)	(1.2)	(2.5)
Total (benefit) provision for income taxes	23.2	24.4	(31.2)

(1)	On December 22, 2017, the Tax Reform Act was enacted, which, among other things, lowered the federal statutory corporate tax rate effective for us in future periods from 35% to 21%. Consequently, we remeasured our deferred tax assets and liabilities as of December 31, 2017 which positively impacted our “Income tax (provision) benefit, net” by approximately $1.2 billion.

(2)	During the year ended December 31, 2017, we recorded $255 million of “Litigation expense” related to the FTC Action on our Consolidated Statements of Operations and Comprehensive Income (Loss). Any eventual payments made with respect to the FTC Action may not be deductible for tax purposes, which had a negative impact on our effective tax rate for the year ended December 31, 2017. The tax deductibility of any eventual payments made with respect to the FTC Action may change, based upon, among other things, further developments in the FTC Action, including final adjudication of the FTC Action. See Note 15 for further information.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Deferred taxes arise because of the differences in the book and tax bases of certain assets and liabilities. Significant components of deferred tax assets and liabilities were as follows:

	As of December 31,
	2019	2018
	(In thousands)
Deferred tax assets:
NOL, interest, credit and other carryforwards	$368,545	$114,227
Accrued and prepaid expenses	8,488	—
Stock-based compensation	19,821	21,323
Unrealized (gains) losses on available for sale and other investments	4,137	4,918
Deferred revenue	17,238	18,361
Total deferred tax assets	418,229	158,829
Valuation allowance	(28,359)	(26,244)
Deferred tax asset after valuation allowance	389,870	132,585

Deferred tax liabilities:
Depreciation	(583,374)	(443,128)
Accrued and prepaid expenses	—	(8,662)
FCC authorizations and other intangible amortization	(2,040,885)	(1,635,385)
Bases difference in partnerships and cost method investments (1)	(573,548)	(447,585)
Discount on convertible notes and convertible note hedge transaction, net	(62,718)	(72,732)
Total deferred tax liabilities	(3,260,525)	(2,607,492)
Net deferred tax asset (liability)	$(2,870,655)	$(2,474,907)

(1)	Included in this line item are deferred taxes related to, among other things, our non-controlling investments in Northstar Spectrum and SNR HoldCo, including deferred taxes created by the tax amortization of the Northstar Licenses and SNR Licenses.

Accounting for Uncertainty in Income Taxes

In addition to filing federal income tax returns, we and one or more of our subsidiaries file income tax returns in all states that impose an income tax and a small number of foreign jurisdictions where we have immaterial operations. We are subject to United States federal, state and local income tax examinations by tax authorities for the years beginning in 2008 due to the carryover of previously incurred NOLs. We are currently under a federal income tax examination for fiscal years 2008 through 2016.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

A reconciliation of the beginning and ending amount of unrecognized tax benefits included in “Long-term deferred revenue and other long-term liabilities” on our Consolidated Balance Sheets was as follows:

	For the Years Ended December 31,
Unrecognized tax benefit	2019	2018	2017
	(In thousands)
Balance as of beginning of period	$385,394	$393,916	$358,023
Additions based on tax positions related to the current year	244,257	10,350	12,798
Additions based on tax positions related to prior years	61,909	1,670	30,596
Reductions based on tax positions related to prior years	(13,028)	(6,291)	(2,754)
Reductions based on tax positions related to settlements with taxing authorities	(2,362)	(8,328)	(1,634)
Reductions based on tax positions related to the lapse of the statute of limitations	(1,963)	(5,923)	(3,113)
Balance as of end of period	$674,207	$385,394	$393,916

We have $370 million in unrecognized tax benefits that, if recognized, could favorably affect our effective tax rate. We do not expect any material portion of this amount to be paid or settled within the next twelve months. During the year ended December 31, 2019, we recorded $274 million of additional uncertain tax benefits related to a tax position for certain provisions of the Tax Reform Act. Federal Tax Regulations expected to be released in 2020 are expected to resolve these uncertainties. The position relates to a timing difference and any resolution with respect to the position would not impact our effective tax rate. Accrued interest and penalties on uncertain tax positions are recorded as a component of “Interest expense, net of amounts capitalized” and “Other, net,” respectively, on our Consolidated Statements of Operations and Comprehensive Income (Loss). During the years ended December 31, 2019, 2018 and 2017, we recorded $22 million, $13 million and $13 million in net interest and penalty expense to earnings, respectively. Accrued interest and penalties were $75 million and $53 million at December 31, 2019 and 2018, respectively. The above table excludes these amounts.

12.    Stockholders’ Equity (Deficit)

Capital Stock and Additional Paid-In Capital

Our certificate of incorporation authorizes the following capital stock: (i) 1,600,000,000 shares of Class A common stock, par value $0.01 per share; (ii) 800,000,000 shares of Class B common stock, par value $0.01 per share; (iii) 800,000,000 shares of Class C common stock, par value $0.01 per share; and (iv) 20,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2019 and 2018, there were no outstanding shares of Class C common stock or preferred stock.

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

Common Stock Repurchase Program

Our Board of Directors previously authorized stock repurchases of up to $1.0 billion of our outstanding Class A common stock. On October 28, 2019, our Board of Directors extended this authorization such that we are currently authorized to repurchase up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2020. As of December 31, 2019, we may repurchase up to $1.0 billion under this program. During the years ended December 31, 2019, 2018 and 2017, there were no repurchases of our Class A common stock.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Stock Rights Offering

During November 2019, we launched a rights offering pursuant to which we distributed transferable subscription rights pro rata to holders of record of our Class A and B common stock, and outstanding convertible notes (based on the applicable conversion ratio for those notes as of the record date) on November 17, 2019.  The subscription rights entitled the holder to acquire newly-issued shares of our Class A common stock at a subscription price of $33.52 per share.

Upon completion of the rights offering on December 13, 2019, we raised approximately $1 billion and issued 29,834,992 shares of DISH’s Class A common stock.

13.    Employee Benefit Plans

Employee Stock Purchase Plan

Our employees participate in the DISH Network employee stock purchase plan (the “ESPP”), in which we are authorized to issue up to 3.8 million shares of Class A common stock. At December 31, 2019, we had 0.2 million shares of Class A common stock which remain available for issuance under the ESPP. Substantially all full-time employees who have been employed by us for at least one calendar quarter are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase our capital stock under all of our stock purchase plans at a rate which would exceed $25,000 in fair value of capital stock in any one year. The purchase price of the stock is 85% of the closing price of the Class A common stock on the last business day of each calendar quarter in which such shares of Class A common stock are deemed sold to an employee under the ESPP. During the years ended December 31, 2019, 2018 and 2017, employee purchases of Class A common stock through the ESPP totaled approximately 0.6 million, 0.6 million and 0.3 million shares, respectively.

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

The following table summarizes the expense associated with our matching contributions and discretionary contributions:

	For the Years Ended December 31,
Expense Recognized Related to the 401(k) Plan	2019	2018	2017
	(In thousands)
Matching contributions, net of forfeitures	$11,181	$10,300	$7,070
Discretionary stock contributions, net of forfeitures	$28,774	$27,048	$27,969

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

14.    Stock-Based Compensation

Stock Incentive Plans

We maintain stock incentive plans to attract and retain officers, directors and key employees.  Stock awards under these plans include both performance and non-performance based stock incentives.  As of December 31, 2019, we had outstanding under these plans stock options to acquire 13.7 million shares of our Class A common stock and 1.5 million restricted stock units and awards.  Stock options granted on or prior to December 31, 2019 were granted with exercise prices equal to or greater than the market value of our Class A common stock at the date of grant and with a maximum term of approximately ten years.  While historically we have issued stock awards subject to vesting, typically at the rate of 20% per year, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain company-specific subscriber, operational and/or financial goals.  As of December 31, 2019, we had 80.3 million shares of our Class A common stock available for future grant under our stock incentive plans.

Exercise prices for stock options outstanding and exercisable as of December 31, 2019 were as follows:

			Options Outstanding			Options Exercisable
			Number Outstanding as of December 31, 2019	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable as of December 31, 2019	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$10.01	-	$20.00	616,160	0.50	$15.39	16,160	0.50	$15.62
$20.01	-	$30.00	844,483	3.47	$26.70	125,773	3.26	$24.00
$30.01	-	$40.00	7,193,563	7.96	$35.64	1,138,849	7.51	$35.52
$40.01	-	$50.00	1,567,428	7.58	$47.50	418,000	7.09	$47.21
$50.01	-	$60.00	2,262,378	6.46	$57.52	440,952	5.66	$56.93
$60.01	-	$70.00	1,216,600	6.36	$64.19	353,100	5.62	$65.20
$70.01	-	$80.00	15,000	—	$72.89	15,000	—	$72.89
$—	-	$80.00	13,715,612	6.91	$41.71	2,507,834	6.54	$44.93

Stock Award Activity

Our stock option activity was as follows:

	For the Years Ended December 31,
	2019		2018		2017
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period	14,202,039	$42.08	8,847,734	$43.90	7,923,009	$36.21
Granted	1,538,250	$33.44	7,494,012	$38.41	3,468,626	$59.66
Exercised	(714,061)	$27.46	(267,905)	$16.43	(514,401)	$28.70
Forfeited and cancelled	(1,310,616)	$43.72	(1,871,802)	$39.67	(2,029,500)	$44.64
Total options outstanding, end of period	13,715,612	$41.71	14,202,039	$42.08	8,847,734	$43.90
Performance based options outstanding, end of period (1)	7,965,501	$40.10	8,969,886	$40.34	5,490,626	$42.81
Exercisable at end of period	2,507,834	$44.93	1,781,153	$41.41	1,772,608	$35.13

(1)	These stock options are included in the caption “Total options outstanding, end of period.” See discussion of the 2013 LTIP, 2017 LTIP, 2019 LTIP and Other Employee Performance Awards below.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We realized tax benefits from stock awards exercised as follows:

	For the Years Ended December 31,
	2019	2018	2017
	(In thousands)
Tax benefit from stock awards exercised	$1,239	$1,664	$9,347

Based on the closing market price of our Class A common stock on December 31, 2019, the aggregate intrinsic value of our stock options was as follows:

	As of December 31, 2019
	Options Outstanding	Options Exercisable
	(In thousands)
Aggregate intrinsic value	$22,277	$2,180

Our restricted stock unit and award activity was as follows:

	For the Years Ended December 31,
	2019		2018		2017
	Restricted Stock Units/Awards	Weighted- Average Grant Date Fair Value	Restricted Stock Units/Awards	Weighted- Average Grant Date Fair Value	Restricted Stock Units/Awards	Weighted- Average Grant Date Fair Value
Total restricted stock units/awards outstanding, beginning of period	1,760,225	$52.15	2,484,720	$51.16	1,336,000	$32.11
Granted	—	$—	—	$—	1,871,375	$63.87
Vested	(11,175)	$63.49	(11,935)	$63.49	(14,845)	$62.58
Forfeited and cancelled	(244,680)	$59.82	(712,560)	$48.51	(707,810)	$48.59
Total restricted stock units/awards outstanding, end of period	1,504,370	$50.81	1,760,225	$52.15	2,484,720	$51.16
Restricted Performance Units/Awards outstanding, end of period (1)	1,483,800	$50.64	1,726,250	$51.92	2,435,500	$50.91

(1)	These stock units/awards are included in the caption “Total restricted stock units/awards outstanding, end of period.” See discussion of the 2013 LTIP and Other Employee Performance Awards below.

Long-Term Performance-Based Plans

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

During the years ended December 31, 2015, 2014, 2013, we determined that 30%, 10% and 20%, respectively, of the 2013 LTIP performance conditions were probable of achievement. During the years ended December 31, 2018, 2017 and 2016, no additional 2013 LTIP performance conditions were deemed probable of achievement. During 2018, management determined the 2013 LTIP performance conditions were neither probable nor improbable of achievement. As a result, we are no longer recording non-cash, stock-based compensation expense for the 2013 LTIP. We recorded non-cash, stock-based compensation expense for the years ended December 31, 2019, 2018 and 2017, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.” As of December 31, 2018, approximately 20% of the 2013 LTIP awards had vested.

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

During both the years ended December 31, 2018 and 2017, we determined that 75% of the 2017 LTIP performance conditions were probable of achievement. During 2019, management determined the 2017 LTIP performance conditions were not probable of achievement and as a result, we reversed $13 million of non-cash, stock-based compensation expense. As a result, we are no longer recording non-cash, stock-based compensation expense for the 2017 LTIP. We recorded non-cash, stock-based compensation expense for the years ended December 31, 2019, 2018 and 2017, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

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

During the year ended December 31, 2019 and 2018, we determined that 90% and 82%, respectively, of the 2019 LTIP performance conditions were probable of achievement. As a result, non-cash, stock-based compensation expense was recorded for the year ended December 31, 2019 and 2018, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.” As of December 31, 2019, approximately 18% of the 2019 LTIP awards had vested.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Although no awards vest until the performance conditions are attained, we determined that certain performance conditions described above were probable of achievement and, as a result, recorded non-cash, stock-based compensation expense for the years ended December 31, 2019, 2018 and 2017, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

The non-cash, stock-based compensation expense associated with these awards was as follows:

	For the Years Ended December 31,
Non-Cash, Stock-Based Compensation Expense Recognized (1)	2019	2018	2017
	(In thousands)
2019 LTIP	$15,300	$3,534	$—
2017 LTIP	(13,974)	3,334	10,640
2013 LTIP	(1,313)	(2,471)	(321)
Other employee performance awards	(569)	17,945	7,549
Total non-cash, stock-based compensation expense recognized for performance based awards	$(556)	$22,342	$17,868

(1)	“Non-Cash, Stock-Based Compensation Expense Recognized” includes forfeitures.

Estimated Remaining Non-Cash, Stock-Based Compensation Expense	2019 LTIP	2017 LTIP	2013 LTIP	Other Employee Performance Awards
	(In thousands)
Expense estimated to be recognized during 2020	$11,023	$—	$—	$—
Estimated contingent expense subsequent to 2020	13,236	31,643	31,532	61,322
Total estimated remaining expense over the term of the plan	$24,259	$31,643	$31,532	$61,322

Given the competitive nature of our business, small variations in subscriber churn, gross new subscriber activation rates and certain other factors can significantly impact subscriber growth. Consequently, while it was determined that achievement of certain other company-specific subscriber, operational and/or financial performance conditions were not probable as of December 31, 2019, that assessment could change in the future.

Of the 13.7 million stock options and 1.5 million restricted stock units and awards outstanding under our stock incentive plans as of December 31, 2019, the following awards were outstanding pursuant to our performance-based stock incentive plans:

	As of December 31, 2019
Performance Based Stock Options	Number of Awards	Weighted- Average Grant Price
2019 LTIP	3,651,930	$35.13
2017 LTIP	2,243,571	$57.26
2013 LTIP	930,000	$41.28
Other employee performance awards	1,140,000	$21.31
Total	7,965,501	$40.10

Restricted Performance Units/Awards
2013 LTIP	465,000
Other employee performance awards	1,018,800
Total	1,483,800

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Stock-Based Compensation

Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the years ended December 31, 2019, 2018 and 2017 and was allocated to the same expense categories as the base compensation for such employees:

	For the Years Ended December 31,
	2019	2018	2017
	(In thousands)
Subscriber-related	$508	$1,150	$1,562
Satellite and transmission	375	262	1,761
General and administrative	13,379	34,849	26,618
Total non-cash, stock-based compensation	$14,262	$36,261	$29,941

As of December 31, 2019, our total unrecognized compensation cost related to our non-performance based unvested stock awards was $30 million and will be recognized over a weighted-average period of approximately 3.2 years. Share-based compensation expense is recognized based on stock awards ultimately expected to vest.

Valuation

The fair value of each stock option granted for the years ended December 31, 2019, 2018 and 2017 was estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

	For the Years Ended December 31,
Stock Options	2019			2018			2017
Risk-free interest rate	1.51%	-	2.53%	2.09%	-	2.98%	1.34%	-	2.29%
Volatility factor	28.86%	-	32.08%	23.33%	-	30.22%	22.25%	-	26.15%
Expected term of options in years	4.3	-	5.5	2.8	-	5.5	3.8	-	5.5
Fair value of options granted	$7.58	-	$12.45	$7.10	-	$12.53	$11.95	-	$16.69

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

15.    Commitments and Contingencies

Commitments

As of December 31, 2019, future maturities of our long-term debt, finance lease and contractual obligations are summarized as follows:

	Payments due by period
	Total	2020	2021	2022	2023	2024	Thereafter
	(In thousands)
Long-term debt obligations	$14,670,946	$1,109,873	$2,008,318	$2,008,753	$1,508,891	$3,007,233	$5,027,878
Interest expense on long-term debt	3,309,472	759,167	662,545	594,867	438,519	387,489	466,885
Finance lease obligations (1)	233,199	61,493	67,911	38,993	35,478	29,324	—
Interest expense on finance lease obligations (1)	50,201	19,341	14,699	9,314	5,464	1,383	—
Satellite-related and other obligations (2)	187,426	59,578	55,928	31,856	22,918	17,146	—
Operating lease obligations (1)	151,473	62,331	47,496	23,746	9,392	5,682	2,826
Purchase obligations	1,284,396	1,243,081	29,284	12,031	—	—	—
Total	$19,887,113	$3,314,864	$2,886,181	$2,719,560	$2,020,662	$3,448,257	$5,497,589

(1)	See Note 9 for further information on leases and the adoption of ASC 842.
(2)	Represents obligations for satellite related executory costs, telemetry, tracking and control (“TT&C”) services and short-term leases.

In certain circumstances the dates on which we are obligated to make these payments could be delayed. These amounts will increase to the extent that we procure launch and/or in-orbit insurance on our owned satellites or contract for the construction, launch or lease of additional satellites.

The table above does not include $674 million of liabilities associated with unrecognized tax benefits that were accrued, as discussed in Note 11 and are included on our Consolidated Balance Sheets as of December 31, 2019. We do not expect any portion of this amount to be paid or settled within the next twelve months.

The table above does not include all potential expenses we expect to incur for our wireless projects including, among other things, our plan to deploy a narrowband IoT network or our 5G Network Deployment. We currently expect expenditures for our wireless projects to be between $250 million and $500 million during 2020, excluding capitalized interest. We currently expect expenditures for our 5G Network Deployment to be approximately $10 billion, excluding capitalized interest. For further discussion see below.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Sprint Asset Acquisition

Asset Purchase Agreement

On July 26, 2019, we entered into the APA with the Sellers, sometimes referred to as NTM.

Pursuant to the APA, after the consummation of the Sprint-TMUS merger and at the closing of the transaction, NTM will sell to us and we will acquire from NTM certain assets and liabilities associated with the Prepaid Business for an aggregate purchase price of $1.4 billion. Under the Proposed Final Judgment (as defined below), TMUS is required to divest the Prepaid Business to us no later than the latest of (i) 15 days after TMUS has enabled us to provision any new or existing customers of the Prepaid Business holding a compatible handset device onto the NTM network, (ii) the first business day of the month following the later of the consummation of the Sprint-TMUS merger or the receipt of approvals for the Prepaid Business Sale, and (iii) five days after the entry of the Final Judgment (as defined below) by the District Court (as defined below). We expect to fund the purchase price with cash on hand or other available sources of liquidity.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Agreement with the DOJ: The Stipulation and Order and the Proposed Final Judgment

In connection with the Prepaid Business Sale and the consummation of the Sprint-TMUS merger, we, TMUS, Sprint, DT and SoftBank agreed with the DOJ on certain key terms relating to the Transaction Agreements and our wireless service business and spectrum. On July 26, 2019, the Defendants entered into the Stipulation and Order with the DOJ binding the Defendants to the Proposed Final Judgment, which memorialized the agreement between the DOJ and the Defendants. The Stipulation and Order and the Proposed Final Judgment were filed in the District Court on July 26, 2019. Certain of the provisions of the Stipulation and Order and the Proposed Final Judgment are also reflected in the terms of the Transaction Agreements. In addition to the terms reflected in the Transaction Agreements, the Stipulation and Order and the Proposed Final Judgment provide for other rights and obligations of the Sellers and us, including the following:

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Upon the signing of the Stipulation and Order and the Proposed Final Judgment by the District Court, the Sellers will be permitted by the DOJ to consummate the Sprint-TMUS merger (subject to any additional closing conditions related thereto). The Proposed Final Judgment is subject to the procedures of the Antitrust Procedures and Penalties Act, pursuant to which, following a 60-day public comment period and other related procedures, the Proposed Final Judgment as so entered with the District Court will be the Final Judgment. The term of the Final Judgment will be seven years from the date of its entry with the District Court or five years if the DOJ gives notice that the divestitures, build-outs and other requirements have been completed to its satisfaction. A monitoring trustee has been appointed by the District Court that has the power and authority to monitor the Defendants’ compliance with the Final Judgment and settle disputes among the Defendants regarding compliance with the provisions of the Final Judgment and may recommend action to the DOJ in the event a party fails to comply with the Final Judgment.

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

Our 5G deployment commitments for each of the four spectrum bands are generally as follows:

●	With respect to the 600 MHz licenses, we committed to offer 5G broadband service to at least 70% of the U.S. population and to have deployed a core network no later than June 14, 2023, and to offer 5G broadband service to at least 75% of the population in each Partial Economic Area (which are service areas established by the FCC) no later than June 14, 2025. Note that these commitments are earlier than the current 600 MHz Final Build-Out Requirement date of June 2029. See Note 15 for further information.
●	With respect to the AWS-4 licenses, we committed to offer 5G broadband service to at least 20% of the U.S. population and to have deployed a core network no later than June 14, 2022, and to offer 5G broadband service to at least 70% of the U.S. population no later than June 14, 2023.
●	With respect to the Lower 700 MHz E Block licenses, we committed to offer 5G broadband service to at least 20% of the U.S. population who are covered by such licenses and to have deployed a core network no later than June 14, 2022, and to offer 5G broadband service to at least 70% of the U.S. population who are covered by such licenses no later than June 14, 2023.
●	With respect to the AWS H Block licenses, we committed to offer 5G broadband service to at least 20% of the U.S. population and to have deployed a core network no later than June 14, 2022, and to offer 5G broadband service to at least 70% of the U.S. population no later than June 14, 2023.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On June 11, 2019, a number of state attorneys general filed a lawsuit against TMUS, DT, Sprint, and SoftBank in the Southern District, alleging that the Sprint-TMUS merger, if consummated, would violate Section 7 of the Clayton Act and therefore should be enjoined. On February 11, 2020, the Southern District ruled in favor of the Sprint-TMUS merger. If this decision is appealed by any state attorneys general, we cannot predict the timing or outcome of any such appeals process.

Wireless

Beginning on November 5, 2019, and while the approval of the Sprint-TMUS merger is pending, the March 7, 2020 build-out deadline for both the AWS-4 and Lower 700 MHz E Block spectrum bands is tolled; however, if the Sprint-TMUS merger is not consummated, the original deadlines (discussed below) would be reinstated with extensions equal to the length of time the deadline was tolled. During October 2019, we paused work on our narrowband IoT deployment due to our March 2020 build-out deadlines being tolled. We have issued RFI/Ps to various vendors in the wireless industry as we move forward with our 5G Network Deployment.

Since 2008, we have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets and made over $10 billion in non-controlling investments in certain entities, for a total of over $21 billion, as described further below. The $21 billion of investments related to wireless spectrum licenses described below does not include $5 billion of capitalized interest related to the carrying value of such licenses.  See Note 2 for further information on capitalized interest.

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

28 GHz and 24 GHz Licenses. The auction for the Upper Microwave Flexible Use Service licenses in the 27.5–28.35 GHz bands (“Auction 101”) and 24.25–24.45 and 24.75–25.25 GHz bands (“Auction 102” and collectively with Auction 101, “Auctions 101 & 102”) began on November 14, 2018 and March 14, 2019, respectively, and concluded January 24, 2019 and April 17, 2019, respectively.  On June 3, 2019, the FCC announced that Crestone Wireless L.L.C. (“Crestone”), a wholly-owned subsidiary of DISH Network, was the winning bidder of 49 wireless spectrum licenses in the 28 GHz band (the “28 GHz Licenses”) and 22 wireless spectrum licenses in the 24 GHz band (the “24 GHz Licenses”), with Crestone’s aggregate winning bids totaling approximately $15 million. On October 2, 2019, the FCC issued an order granting Crestone’s application to acquire the 28 GHz Licenses, and on December 11, 2019, the FCC issued an order granting Crestone’s application to acquire the 24 GHz Licenses.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The 24 GHz Licenses are also subject to certain build-out requirements.  By December 11, 2029, the expiration date of the 24 GHz Licenses, we must demonstrate our buildout to the FCC as part of our renewal applications. The build-out requirements for the 24 GHz Licenses include several build-out options with different build-out metrics. For example, if we build out mobile or point-to-multipoint service using the 24 GHz Licenses, we must show that we are providing reliable signal coverage and service to at least 40 percent of the population within the service area of the license, and that we are using facilities to provide service in that area either to customers or for internal purposes (the “24 GHz Renewal Requirement”).  We also have the option of demonstrating buildout using several other metrics. If the 24 GHz Renewal Requirement is not met, the 24 GHz Licenses may not be renewed in a particular 24 GHz license area in which we do not meet the requirement.  There can be no assurances that the FCC will renew these wireless spectrum licenses.

Commercialization of Our Wireless Spectrum Licenses and Related Assets. In March 2017, we notified the FCC that we planned to deploy a narrowband IoT network on certain of these wireless licenses, which was to be the First Phase. We expected to complete the First Phase by March 2020, with subsequent phases to be completed thereafter. We have entered into vendor contracts with multiple parties for, among other things, base stations, chipsets, modules, tower leases, the core network, RF design, and deployment services for the First Phase.  Among other things, initial RF design in connection with the First Phase was complete, we secured certain tower sites, and we are in the process of identifying and securing additional tower sites.  The core network has been installed and commissioned.  We installed the first base stations on sites in 2018 and are in the process of deploying the remaining base stations.  During October 2019, we paused work on our narrowband IoT deployment due to our March 2020 build-out deadlines being tolled as discussed above.  In addition, we have issued RFI/Ps to various vendors in the wireless industry as we move forward with our 5G Network Deployment.  We currently expect expenditures for our wireless projects to be between $250 million and $500 million during 2020, excluding capitalized interest. We currently expect expenditures for our 5G Network Deployment to be approximately $10 billion, excluding capitalized interest. See Note 2 for further information.

We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses. Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly. In addition, as we consider our options for the commercialization of our wireless spectrum, we will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure. We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers. For example, on September 9, 2019, we filed an application with the FCC to participate as a potential bidder in the upcoming wireless spectrum auction for the Upper Microwave Flexible Use Service licenses in the 37 GHz, 39 GHz and 47 GHz bands (“Auction 103”). On October 31, 2019, the FCC announced that we and 35 other applicants were qualified to participate in Auction 103. The FCC determined that bidding in this auction will be “anonymous,” which means that prior to and during the course of the auction, the FCC will not make public any information about a specific applicant’s upfront deposit or its bids.  In addition, FCC rules restrict information that bidders may disclose about their participation in the auction. The auction commenced on December 10, 2019 and ended January 30, 2020. The aggregate bids totaled approximately $7.56 billion. Auction 103 moved to the assignment portion of the auction in which winning bidders in the clock bidding portion have the opportunity to bid for frequency-specific licenses.  The assignment portion began on February 18, 2020.  During the assignment portion, the FCC rules restricting information that auction applicants may disclose about their participation in Auction 103 remain in place.  As mentioned above, we were qualified to participate in the auction.  To the extent that we are the winning bidder for any 37 GHz, 39 GHz and/or 47 GHz licenses, we would expect to pay for such licenses from any upfront deposit made with the FCC and/or existing cash and marketable investment securities balances.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Purchase Obligations

Our 2020 purchase obligations primarily consist of binding purchase orders for certain fixed contractual commitments to purchase programming content, receiver systems and related equipment, broadband equipment, digital broadcast operations, transmission costs, streaming delivery technology and infrastructure, engineering services, and other products and services related to the operation of our Pay-TV services. In addition, our 2020 purchase obligations also include equipment related to the network deployment for our wireless business. Our purchase obligations can fluctuate significantly from period to period due to, among other things, management’s timing of payments and inventory purchases as well as expenditures related to our wireless projects and 5G Network Deployment, and can materially impact our future operating asset and liability balances, and our future working capital requirements.

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

Rent Expense

Total rent expense for operating leases was $273 million, $383 million and $407 million in 2019, 2018 and 2017, respectively.

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

Contingencies

Separation Agreement

On January 1, 2008, we completed the distribution of our technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar. In connection with the Spin-off, we entered into a separation agreement with EchoStar that provides, among other things, for the division of certain liabilities, including liabilities resulting from litigation. Under the terms of the separation agreement, EchoStar has assumed certain liabilities that relate to its business, including certain designated liabilities for acts or omissions that occurred prior to the Spin-off. Certain specific provisions govern intellectual property related claims under which, generally, EchoStar will only be liable for its acts or omissions following the Spin-off and we will indemnify EchoStar for any liabilities or damages resulting from intellectual property claims relating to the period prior to the Spin-off, as well as our acts or omissions following the Spin-off. On February 28, 2017, we and EchoStar completed the Share Exchange Agreement. The Share Exchange Agreement contains additional indemnification provisions between us and EchoStar for certain liabilities and legal proceedings.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

On January 23, 2020, pursuant to the parties’ joint motion, all proceedings on the petitions before the United States Patent and Trademark Office were terminated. On January 28, 2020, pursuant to a stipulation of the parties, the litigation in the United States District Court for the District of Delaware was dismissed with prejudice.

Broadband iTV

On December 19, 2019, Broadband iTV, Inc. filed a complaint against our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Western District of Texas. The complaint alleges infringement of United States Patent No. 10,028,026 (the “026 patent”), entitled “System for addressing on-demand TV program content on TV services platform of a digital TV services provider”; United States Patent No. 10,506,269 (the “269 patent”), entitled “System for addressing on-demand TV program content on TV services platform of a digital TV services provider”; United States Patent No. 9,998,791 (“the 791 patent”), entitled “Video-on-demand content delivery method for providing video-on-demand services to TV service subscribers”; and United States Patent No. 9,648,388 (the “388 patent”), entitled “Video-on-demand content delivery system for providing video-on-demand services to TV services subscribers.” Generally, the asserted patents relate to providing video on demand content to subscribers.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

ClearPlay, Inc.

On March 13, 2014, ClearPlay, Inc. (“ClearPlay”) filed a complaint against us, our wholly-owned subsidiary DISH Network L.L.C., EchoStar, and its then wholly-owned subsidiary EchoStar Technologies L.L.C., in the United States District Court for the District of Utah. The complaint alleges infringement of United States Patent Nos. 6,898,799 (the “799 patent”), entitled “Multimedia Content Navigation and Playback”; 7,526,784 (the “784 patent”), entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; 7,543,318 (the “318 patent”), entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; 7,577,970 (the “970 patent”), entitled “Multimedia Content Navigation and Playback”; and 8,117,282 (the “282 patent”), entitled “Media Player Configured to Receive Playback Filters From Alternative Storage Mediums.” ClearPlay alleges that the AutoHop™ feature of our Hopper set-top box infringes the asserted patents. On February 11, 2015, the case was stayed pending various third-party challenges before the United States Patent and Trademark Office regarding the validity of certain of the patents asserted in the action. In those third-party challenges, the United States Patent and Trademark Office found that all claims of the 282 patent are unpatentable, and that certain claims of the 784 patent and 318 patent are unpatentable. ClearPlay appealed as to the 784 patent and the 318 patent, and on August 23, 2016, the United States Court of Appeals for the Federal Circuit affirmed the findings of the United States Patent and Trademark Office. On October 31, 2016, the stay was lifted. The trial has been set for October 26, 2020. The report issued by ClearPlay’s damages expert contends that ClearPlay is entitled to $543 million in damages.

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

In a First Amended Complaint filed on August 6, 2018, Contemporary added our wholly-owned subsidiary DISH Network L.L.C. as a defendant. In a Second Amended Complaint filed on October 9, 2018, Contemporary named only our wholly-owned subsidiary DISH Network L.L.C. as a defendant and dropped certain indirect infringement allegations. On June 10, 2019, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of the asserted claims of the 842 patent, the 903 patent, the 643 patent and the 997 patent. On December 13, 2019 and January 7, 2020, the United States Patent and Trademark Office agreed to institute proceedings on each of our petitions. On July 11, 2019, the Court entered an order staying the case pending resolution of the petitions. On January 31, 2020, pursuant to the parties’ joint motion, the Court dismissed all claims arising from the 202 patent, and extended its stay of the litigation pending non-appealable determinations on all of the petitions before the United States Patent and Trademark Office.

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

Pursuant to an agreement between the parties, on December 20, 2017, DISH Network L.L.C. dismissed its petitions challenging the 029 patent in the United States Patent and Trademark Office, and on January 9, 2018, the parties dismissed their claims, counterclaims and defenses as to that patent in the litigation. On March 5, 2018, the United States Patent and Trademark Office conducted a trial on the remaining petitions. On June 11, 2018, the United States Patent and Trademark Office issued final written decisions on DISH Network L.L.C.’s petitions challenging the 090 patent and it invalidated all of the asserted claims. On July 25, 2018, the United States Patent and Trademark Office issued final written decisions on DISH Network L.L.C.’s petitions challenging the 437 patent and the 494 patent and it invalidated all of the asserted claims. Customedia has filed notices of appeal from all of the final written decisions adverse to it, and DISH Network L.L.C. cross-appealed to the extent that its petitions were not successful. On February 6, 2019, the Court of Appeals granted DISH Network L.L.C.’s motion to dismiss its cross-appeals related to the 090 patent and, on February 26, 2019, granted DISH Network L.L.C.’s motion to dismiss its cross-appeals related to the 437 patent. The Court of Appeals for the Federal Circuit heard oral argument on November 6, 2019 on the appeal involving the 437 patent, and summarily affirmed the patent’s invalidity on November 8, 2019. On January 7, 2020, Customedia petitioned the Court of Appeals for rehearing or rehearing en banc, raising issues about the constitutionality of the appointment of the administrative patent judges that heard the petition before the Patent and Trademark Office, and DISH Network L.L.C. filed a response to that petition on February 10, 2020. The Court of Appeals heard oral argument on the appeal involving the 090 patent and the 494 patent on December 3, 2019.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Innovative Foundry Technologies

On December 20, 2019, Innovative Foundry Technologies LLC filed a complaint against us (as well as Semiconductor Manufacturing International Corporation; Broadcom Incorporated; Broadcom Corporation; and Cypress Semiconductor Corporation) in the United States District Court for the Western District of Texas. The complaint alleges infringement of United States Patent No. 6,580,122 (the “122 patent”), entitled “Transistor Device Having an Enhanced Width Dimension and a Method of Making Same”; United States Patent No. 6,806,126 (the “126 patent”), entitled “Method of Manufacturing a Semiconductor Component”; United States Patent No. 6,933,620 (the “620 patent”), entitled “Semiconductor Component and Method of Manufacture”; and United States Patent No. 7,009,226 (the “226 patent”), entitled “In-Situ Nitride/Oxynitride Processing with Reduced Deposition Surface Pattern Sensitivity.”

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

Mobile Networking Solutions

On August 12, 2019, Mobile Networking Solutions, LLC filed a complaint against our wholly owned subsidiary Sling Media L.L.C. for infringement of two patents: U.S. Patent No. 7,543,177 (the “177 patent”) and U.S. Patent No. 7,958,388 (the “388 patent”), each entitled “Methods and Systems for a Storage System.” Mobile Networking Solutions alleges infringement in connection with Sling Media L.L.C.’s use of a Hadoop Distributed File System for storage and processing of large data files. Pursuant to a stipulation of the parties, on December 16, 2019, the Court entered an order staying the case for six months so the parties may discuss settling the case.

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

Multimedia Content Management LLC

On July 25, 2018, Multimedia Content Management LLC (“Multimedia”) filed a complaint against us in the United States District Court for the Western District of Texas. Multimedia alleges that we infringe United States Patent No. 8,799,468 (the “468 patent”), entitled “System for Regulating Access to and Distributing Content in a Network,” and United States Patent No. 9,465,925 (the “925 patent”), entitled “System for Regulating Access to and Distributing Content in a Network,” in connection with impulse pay per view content offerings on certain set-top boxes. Multimedia is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein. On March 7, 2019, pursuant to stipulation, the Court substituted our wholly owned subsidiary DISH Network L.L.C. as the defendant in our place. On April 23, 2019, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of the asserted claims of each of the asserted patents. On November 13, 2019, the United States Patent and Trademark Office denied institution on both of the petitions. On December 13, 2019, DISH Network L.L.C. filed a motion for reconsideration. On January 6, 2020, pursuant to stipulation, the Court entered a stay of the litigation and vacated all upcoming deadlines.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On July 3, 2018, Sling TV L.L.C., Sling Media L.L.C., DISH Network L.L.C., and DISH Technologies L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of each of the asserted patents. On January 31, 2019, the United States Patent and Trademark Office agreed to institute proceedings on our petitions challenging all asserted claims of each of the asserted patents, and it held trial on the petitions on December 5, 2019. On January 17, 2020, the United States Patent and Trademark Office terminated the petitions as time-barred. On February 26, 2019, the district court agreed to stay the Colorado Action pending resolution of the petitions.

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

Sound View Innovations, LLC

On December 30, 2019, Sound View Innovations, LLC filed one complaint against our wholly owned subsidiaries DISH Network L.L.C. and DISH Technologies L.L.C. and a second complaint against our wholly owned subsidiary Sling TV L.L.C. in the United States District Court for the District of Colorado. The complaint against DISH Network L.L.C. and DISH Technologies L.L.C. alleges infringement of United States Patent No 6,502,133 (the “133 patent”), entitled Real-Time Event Processing System with Analysis Engine Using Recovery Information” and both complaints allege infringement of United States Patent No. 6,708,213 (the “213 patent), entitled “Method for Streaming Multimedia Information Over Public Networks”; United States Patent No. 6,757,796 (the “796 patent”), entitled “Method and System for Caching Streaming Live Broadcasts transmitted Over a Network”; and United States Patent No. 6,725,456 (the “456 patent”), entitled “Methods and Apparatus for Ensuring Quality of Service in an Operating System.”

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

The first phase of the bench trial took place January 19, 2016 through February 11, 2016, and the second phase took place October 25, 2016 through November 2, 2016.

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

During the second quarter 2017, we recorded $255 million of “Litigation expense” related to the FTC Action on our Consolidated Statements of Operations and Comprehensive Income (Loss). We recorded $25 million of “Litigation expense” related to the FTC Action during periods prior to 2017. Our total accrual at December 31, 2019 and 2018 related to the FTC Action was $280 million and is included in “Other accrued expenses” on our Consolidated Balance Sheets.  Any eventual payments made with respect to the FTC Action may not be deductible for tax purposes, which had a negative impact on our effective tax rate for the year ended December 31, 2017. The tax deductibility of any eventual payments made with respect to the FTC Action may change, based upon, among other things, further developments in the FTC Action, including final adjudication of the FTC Action.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We may also from time to time be subject to private civil litigation alleging telemarketing violations. For example, a portion of the alleged telemarketing violations by an independent third-party retailer at issue in the FTC Action are also the subject of a certified class action filed against DISH Network L.L.C. in the United States District Court for the Middle District of North Carolina (the “Krakauer Action”). Following a five-day trial, on January 19, 2017, a jury in that case found that the independent third-party retailer was acting as DISH Network L.L.C.’s agent when it made the 51,119 calls at issue in that case, and that class members are eligible to recover $400 in damages for each call made in violation of the TCPA. On May 22, 2017, the Court ruled that the violations were willful and knowing, and trebled the damages award to $1,200 for each call made in violation of TCPA. On April 5, 2018, the Court entered a $61 million judgment in favor of the class. DISH Network L.L.C. appealed and on May 30, 2019, the United States Court of Appeals for the Fourth Circuit affirmed. On October 15, 2019, DISH Network L.L.C. filed a petition for writ of certiorari, requesting that the United States Supreme Court agree to hear a further appeal, but it denied the petition on December 16, 2019. On January 21, 2020, DISH Network L.L.C. filed a second notice of appeal relating to the district court’s orders on the claims administration process to identify, and disburse funds to, individual class members.

During the second quarter 2017, we recorded $41 million of “Litigation expense” related to the Krakauer Action on our Consolidated Statements of Operations and Comprehensive Income (Loss).  We recorded $20 million of “Litigation expense” related to the Krakauer Action during the fourth quarter 2016. Our total accrual related to the Krakauer Action at December 31, 2018 was $61 million and was included in “Other accrued expenses” on our Consolidated Balance Sheets. During the third quarter 2019, the judgment was paid to the court.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On November 13, 2017, City of Sterling Heights Police and Fire Retirement System (“Sterling Heights”), a purported shareholder of the Company, filed a putative shareholder derivative action in the District Court for Clark County, Nevada. Sterling Heights makes substantially the same allegations as Plumbers Union 519, and alleges causes of action against the Director Defendants for breach of fiduciary duty, waste of corporate assets and unjust enrichment. Sterling Heights is seeking an unspecified amount of damages. Pursuant to a stipulation of the parties, on January 4, 2018, the District Court agreed to consolidate the Sterling Heights action with the Plumbers Local 519 action, and on January 12, 2018, the plaintiffs filed an amended consolidated complaint that largely duplicates the original Plumbers Local 519 complaint. Our Board of Directors has established a Special Litigation Committee to review the factual allegations and legal claims in this action. On May 15, 2018, the District Court granted the Special Litigation Committee’s motion to stay the case pending its investigation. The Special Litigation Committee’s report was filed on November 27, 2018, and recommended that the Company not pursue the claims asserted by the derivative plaintiffs. On December 20, 2018, the Special Litigation Committee filed a motion for summary judgment seeking deferral to its determination that the claims should be dismissed, which the Court has set for an evidentiary hearing on July 6-7, 2020.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On December 20, 2016, pursuant to a stipulation of the parties, the Court stayed the case until the resolution of all petitions to the United States Patent and Trademark Office challenging the validity of all of the patent claims at issue. On January 19, 2017, the United States Patent and Trademark Office granted our motions to join the instituted petitions on the 430 and 158 patents.

On February 9, 2017, the United States Patent and Trademark Office agreed to institute proceedings on our petition related to the 404 patent, and on February 13, 2017, the United States Patent and Trademark Office agreed to institute proceedings on our petition related to the 268 patent. On February 27, 2017, the United States Patent and Trademark Office granted our motions to join the instituted petitions on the 243 and 412 patents. On October 26, 2017, the United States Patent and Trademark Office issued final written decisions on the petitions challenging the 158 patent, the 243 patent, the 412 patent and the 430 patent, and it invalidated all of the asserted claims of those patents. On February 7, 2018, the United States Patent and Trademark Office issued final written decisions on the petitions challenging the 404 patent, and it invalidated all of the asserted claims of that patent on the basis of our petition. On February 10, 2018, the United States Patent and Trademark Office issued a final written decision on our petition challenging the 268 patent, and it invalidated all of the asserted claims. On March 12, 2018, the United States Patent and Trademark Office issued a final written decision on a third-party petition challenging the 268 patent, and it invalidated all of the asserted claims. All asserted claims have now been invalidated by the United States Patent and Trademark Office. TQ Delta has filed notices of appeal from the final written decisions adverse to it. On May 9, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the 430 patent and the 412 patent. On July 10, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the asserted claims of the 404 patent. On July 15, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the asserted claims of the 268 patent. On November 22, 2019, the United States Court of Appeals for the Federal Circuit reversed the invalidity finding on the 243 patent and the 158 patent, which is the subject of a petition for panel rehearing, which was filed on January 22, 2020.

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

Turner Network Sales

On October 6, 2017, Turner Network Sales, Inc. (“Turner”) filed a complaint against our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Southern District of New York. The operative First Amended Complaint alleges that DISH Network L.L.C. improperly calculated and withheld licensing fees owing to Turner in connection with its carriage of CNN and other networks. On December 14, 2017, DISH Network L.L.C. filed its operative first amended counterclaims against Turner. In the counterclaims, DISH Network L.L.C. seeks a declaratory judgment that it properly calculated the licensing fees owed to Turner for carriage of CNN, and also alleges claims for unrelated breaches of the parties’ affiliation agreement. In its October 1, 2018 damage expert’s report, Turner claimed damages of $159 million, plus $24 million in interest. On September 27, 2019, the Court granted, in part, Turner’s motion for summary judgment, holding, in part, that Turner was entitled to recover approximately $20 million in license fee payments that DISH Network L.L.C. had withheld after it discovered previous over-payments. On February 12, 2020, the parties filed a stipulation to dismiss certain of their respective claims. Trial on the remaining claims in this matter has been set for April 20, 2020, where DISH Network L.L.C.’s incremental exposure (per Turner’s damages expert) is approximately $118 million in damages, plus approximately $30 million in interest.

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

On June 25, 2019, Sling TV L.L.C. filed a petition with the United States Patent and Trademark Office challenging the validity of all of the asserted claims of the 005 patent. On July 19, 2019 and July 22, 2019, respectively, Sling TV L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of all asserted claims of the 273 patent and the 609 patent. On August 12, 2019, Sling TV L.L.C. filed a petition with the United States Patent and Trademark Office challenging the validity of all of the asserted claims of the 118 patent. On October 18, 2019, pursuant to a stipulation of the parties, the Court entered a stay of the trial proceedings. On January 9, 2020, the United States Patent and Trademark Office agreed to institute proceedings on the petition challenging the 005 patent. On January 15, 2020, the United States Patent and Trademark Office agreed to institute proceedings on the petition challenging the 273 patent.

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

16.    Segment Reporting

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The total assets, revenue and operating income by segment were as follows:

	As of December 31,
	2019	2018
	(In thousands)
Total assets:
Pay-TV	$31,531,612	$28,981,608
Wireless	25,686,381	24,433,458
Eliminations	(23,987,058)	(22,828,054)
Total assets	$33,230,935	$30,587,012

			All
			Other &	Consolidated
	Pay-TV	Wireless (1)	Eliminations	Total
	(In thousands)
Year Ended December 31, 2019
Total revenue	$12,810,248	$1,673	$(4,237)	$12,807,684
Depreciation and amortization	621,810	8,767	—	630,577
Operating income (loss)	1,961,700	(82,824)	—	1,878,876
Interest income	1,588,023	—	(1,510,809)	77,214
Interest expense, net of amounts capitalized	(988,295)	(546,201)	1,510,809	(23,687)
Other, net	10,940	584	—	11,524
Income tax (provision) benefit, net	(615,664)	164,306	—	(451,358)
Net income (loss)	1,956,705	(464,136)	—	1,492,569

Year Ended December 31, 2018
Total revenue	$13,621,198	$580	$(476)	$13,621,302
Depreciation and amortization	698,336	13,688	—	712,024
Operating income (loss)	2,187,675	(40,054)	—	2,147,621
Interest income	1,495,371	—	(1,450,612)	44,759
Interest expense, net of amounts capitalized	(1,013,062)	(452,556)	1,450,612	(15,006)
Other, net	8,957	2,844	—	11,801
Income tax (provision) benefit, net	(650,858)	117,174	—	(533,684)
Net income (loss)	2,028,083	(372,592)	—	1,655,491

Year Ended December 31, 2017
Total revenue	$14,391,375	$—	$—	$14,391,375
Depreciation and amortization	788,237	29,327	—	817,564
Operating income (loss)	1,759,130	(191,365)	—	1,567,765
Interest income	1,306,298	—	(1,265,292)	41,006
Interest expense, net of amounts capitalized	(1,068,231)	(260,233)	1,265,292	(63,172)
Other, net	104,482	6	—	104,488
Income tax (provision) benefit, net	(473,370)	988,690	—	515,320
Net income (loss)	1,628,309	537,098	—	2,165,407

(1)	Operating income (loss) for the wireless segment was positively impacted for the year ended December 31, 2018 by a decrease in depreciation expense associated with the T1 satellite, which was impaired during 2017.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Geographic Information. Revenue is attributed to geographic regions based upon the location where the goods and services are provided. All subscriber-related revenue was derived from the United States. Substantially all of our long-lived assets reside in the United States.

The following table summarizes revenue by geographic region:

	For the Years Ended December 31,
Revenue:	2019	2018	2017
	(In thousands)
United States	$12,759,909	$13,578,254	$14,351,558
Canada and Mexico	47,775	43,048	39,817
Total revenue	$12,807,684	$13,621,302	$14,391,375

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Years Ended December 31,
Category:	2019	2018	2017
	(In thousands)
Pay-TV video and related revenue	$12,436,637	$13,197,994	$13,877,196
Broadband revenue	179,805	258,094	383,216
Equipment sales and other revenue	191,242	165,214	130,963
Total	$12,807,684	$13,621,302	$14,391,375

All revenues during the years ended December 31, 2019, 2018 and 2017 were primarily derived from our Pay-TV segment.

17.    Contract Balances

Our valuation and qualifying accounts as of December 31, 2019, 2018 and 2017 were as follows:

Allowance for doubtful accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
For the years ended:
December 31, 2019	$16,966	$69,866	$(67,552)	$19,280
December 31, 2018	$15,511	$98,575	$(97,120)	$16,966
December 31, 2017	$18,399	$124,126	$(127,014)	$15,511

Deferred revenue related to contracts with our customers is recorded in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Consolidated Balance Sheets. Changes in deferred revenue related to contracts with our customers were as follows:

Contract
Liabilities
(In thousands)
Balance as of December 31, 2018	$635,018
Recognition of unearned revenue	(7,197,364)
Deferral of revenue	7,175,618
Balance as of December 31, 2019	$613,272

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We apply a practical expedient and do not disclose the value of the remaining performance obligations for contracts that are less than one year in duration, which represent a substantial majority of our revenue. As such, the amount of revenue related to unsatisfied performance obligations is not necessarily indicative of our future revenue.

18.    Quarterly Financial Data (Unaudited)

Our quarterly results of operations are summarized as follows:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Year ended December 31, 2019:
Total revenue	$3,187,144	$3,211,312	$3,168,363	$3,240,865
Operating income (loss)	456,300	430,732	468,892	522,952
Net income (loss)	361,299	340,566	377,157	413,547
Net income (loss) attributable to DISH Network	339,761	317,043	353,304	389,404

Basic net income (loss) per share attributable to DISH Network	$0.73	$0.68	$0.74	$0.77

Diluted net income (loss) per share attributable to DISH Network	$0.65	$0.60	$0.66	$0.69

Year ended December 31, 2018:
Total revenue	$3,458,487	$3,460,845	$3,395,141	$3,306,829
Operating income (loss)	529,506	572,660	562,703	482,752
Net income (loss)	385,321	460,286	452,598	357,286
Net income (loss) attributable to DISH Network	367,560	438,717	431,734	337,080

Basic net income (loss) per share attributable to DISH Network	$0.79	$0.94	$0.92	$0.72

Diluted net income (loss) per share attributable to DISH Network	$0.70	$0.83	$0.82	$0.64

19.    Related Party Transactions

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

“Trade accounts receivable”

As of December 31, 2019 and 2018, trade accounts receivable from EchoStar was $1 million and $4 million, respectively. These amounts are recorded in “Trade accounts receivable” on our Consolidated Balance Sheets.

“Trade accounts payable”

As of December 31, 2019 and 2018, trade accounts payable to EchoStar was $10 million and $14 million, respectively. These amounts are recorded in “Trade accounts payable” on our Consolidated Balance Sheets.

“Equipment sales and other revenue”

During the years ended December 31, 2019, 2018 and 2017, we received $6 million, $8 million and $3 million, respectively, for services provided to EchoStar. These amounts are recorded in “Equipment sales and other revenue” on our Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these revenues are discussed below.

Real Estate Lease Agreements. We have entered into lease agreements pursuant to which we lease certain real estate to EchoStar. The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic areas, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises. The term of each lease is set forth below:

●	El Paso Lease Agreement. During 2012, we began leasing certain space at 1285 Joe Battle Blvd., El Paso, Texas to EchoStar for an initial period ending on August 1, 2015, which also provides EchoStar with renewal options for four consecutive three-year terms. During the second quarter 2015, EchoStar exercised its first renewal option for a period ending on August 1, 2018 and in April 2018 EchoStar exercised its second renewal option for a period ending in August 2021.

●	90 Inverness Lease Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar leases certain space from us at 90 Inverness Circle East, Englewood, Colorado for a period ending in February 2022. EchoStar has the option to renew this lease for four three-year periods.

●	Cheyenne Lease Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar leases certain space from us at 530 EchoStar Drive, Cheyenne, Wyoming for a period ending in February 2019. In August 2018, EchoStar exercised its option to renew this lease for a one-year period ending in February 2020. EchoStar has the option to renew this lease for twelve one-year periods. In connection with the Master Transaction Agreement, we and EchoStar amended this lease to provide EchoStar with certain space for a period ending in September 2021, with the option for EchoStar to renew for a one-year period upon 180 days’ written notice prior to the end of the term.

●	Gilbert Lease Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar leases certain space from us at 801 N. DISH Dr., Gilbert, Arizona for a period ending in March 2019. In August 2018, EchoStar exercised its option to renew this lease for a one-year period ending in February 2020. EchoStar has the option to renew this lease for twelve one-year periods. This lease was terminated effective September 10, 2019.

●	American Fork Occupancy License Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, we acquired the lease for certain space at 796 East Utah Valley Drive, American Fork, Utah, and we sublease certain space at this location to EchoStar for a period ending in August 2017. In June 2017, EchoStar exercised its five-year renewal option for a period ending in August 2022. This lease was terminated effective March 2019.

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

“Subscriber-related expenses”

During the years ended December 31, 2019, 2018 and 2017, we incurred $25 million, $42 million and $71 million, respectively, of subscriber-related expenses for services provided to us by EchoStar. These amounts are recorded in “Subscriber-related expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

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

“Satellite and transmission expenses”

During the years ended December 31, 2019, 2018 and 2017, we incurred $172 million, $315 million and $353 million, respectively, for satellite capacity leased from EchoStar and telemetry, tracking and control and other professional services provided to us by EchoStar. EchoStar was the supplier of the vast majority of our transponder capacity. On May 19, 2019, we entered into a Master Transaction Agreement pursuant to which, on September 10, 2019, certain of these satellites were transferred to us (see below). See Note 1 for further information on the Master Transaction Agreement. These amounts are recorded in “Satellite and transmission expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

Satellite Capacity Leased from EchoStar. We have entered into certain satellite capacity agreements pursuant to which we lease certain capacity on certain satellites owned or leased by EchoStar. The fees for the services provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite, the number of transponders that are leased on the applicable satellite and the length of the lease. See “Pay-TV Satellites” in Note 8 for further information. The term of each lease is set forth below:

●	EchoStar VII, X, XI and XIV. On March 1, 2014, we began leasing all available capacity from EchoStar on the EchoStar VII, X, XI and XIV satellites. The term of each satellite capacity agreement generally terminates upon the earlier of: (i) the end-of-life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite. We generally have the option to renew each satellite capacity agreement on a year-to-year basis through the end of the respective satellite’s life. There can be no assurance that any options to renew such agreements will be exercised. The satellite capacity agreement for EchoStar VII expired on June 30, 2018. On May 19, 2019, we entered into a Master Transaction Agreement pursuant to which, on September 10, 2019, these satellites were transferred to us. See Note 1 for further information on the Master Transaction Agreement.

●	EchoStar IX. We lease certain satellite capacity from EchoStar on EchoStar IX. Subject to availability, we generally have the right to continue to lease satellite capacity from EchoStar on EchoStar IX on a month-to-month basis.

●	EchoStar XII. The lease for EchoStar XII expired as of September 30, 2017.

●	EchoStar XVI. In December 2009, we entered into a transponder service agreement with EchoStar to lease all of the capacity on EchoStar XVI, a DBS satellite, after its service commencement date. EchoStar XVI was launched in November 2012 to replace EchoStar XV at the 61.5 degree orbital location and is currently in service. Effective December 21, 2012, we and EchoStar amended the transponder service agreement to, among other things, change the initial term to generally expire upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date. In July 2016, we and EchoStar amended the transponder service agreement to, among other things, extend the initial term by one additional year and to reduce the term of the first renewal option by one year. Prior to expiration of the initial term, we had the option to renew for an additional five-year period. In May 2017, we exercised our first renewal option for an additional five-year period ending in January 2023. We also have the option to renew for an additional five-year period prior to expiration of the first renewal period in January 2023. There can be no assurance that the option to renew this agreement will be exercised. During 2018, we and EchoStar further amended the agreement to, among other things, allow us to place and use certain satellites at the 61.5 degree orbital location. On May 19, 2019, we entered into a Master Transaction Agreement pursuant to which, on September 10, 2019, this satellite was transferred to us. See Note 1 for further information on the Master Transaction Agreement.

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

“General and administrative expenses”

During the years ended December 31, 2019, 2018 and 2017, we incurred $20 million, $21 million and $29 million, respectively, for general and administrative expenses for services provided to us by EchoStar. These amounts are recorded in “General and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

Real Estate Lease Agreements. We have entered into lease agreements pursuant to which we lease certain real estate from EchoStar. The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises. The term of each lease is set forth below:

●	Meridian Lease Agreement. The lease for all of 9601 S. Meridian Blvd. in Englewood, Colorado was for a period ending on December 31, 2019. In December 2019, we and EchoStar amended this lease to, among other things, extend the term thereof for one additional year until December 31, 2020.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

●	Santa Fe Lease Agreement. The lease for all of 5701 S. Santa Fe Dr. in Littleton, Colorado was for a period ending on December 31, 2018. In December 2018, we and EchoStar amended this lease to, among other things, extend the term thereof for one additional year until December 31, 2019. On May 19, 2019, we entered into a Master Transaction Agreement pursuant to which, on September 10, 2019, this real estate was transferred to us. See Note 1 for further information on the Master Transaction Agreement.

●	Cheyenne Lease Agreement. The lease for certain space at 530 EchoStar Drive in Cheyenne, Wyoming is for a period ending on December 31, 2031. In connection with the completion of the Share Exchange, EchoStar transferred ownership of a portion of this property to us, and, effective March 1, 2017, we and EchoStar amended this lease agreement to (i) terminate the lease of certain space at the portion of the property that was transferred to us and (ii) provide for the continued lease to us of certain space at the portion of the property that EchoStar retained. On May 19, 2019, we entered into a Master Transaction Agreement pursuant to which, on September 10, 2019, this real estate was transferred to us. See Note 1 for further information on the Master Transaction Agreement.

●	100 Inverness Lease Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, we lease certain space from EchoStar at 100 Inverness Terrace East, Englewood, Colorado for a period ending in December 2020. This agreement may be terminated by either party upon 180 days’ prior notice.

Professional Services Agreement. Prior to 2010, in connection with the Spin-off, we entered into various agreements with EchoStar including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired on January 1, 2010 and were replaced by a Professional Services Agreement. During 2009, we and EchoStar agreed that EchoStar shall continue to have the right, but not the obligation, to receive the following services from us, among others, certain of which were previously provided under the Transition Services Agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services. Additionally, we and EchoStar agreed that we shall continue to have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for us (previously provided under the Satellite Procurement Agreement) and receive logistics, procurement and quality assurance services from EchoStar (previously provided under the Services Agreement) and other support services. The Professional Services Agreement renewed on January 1, 2020 for an additional one-year period until January 1, 2021 and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days’ notice. However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days’ notice. In connection with the completion of the Share Exchange on February 28, 2017, DISH Network and EchoStar amended the Professional Services Agreement to, among other things, provide certain transition services to each other related to the Share Exchange Agreement. In addition, on May 19, 2019, we entered into a Master Transaction Agreement, pursuant to which, effective September 10, 2019, DISH Network and EchoStar amended the Professional Services Agreement to, among other things, provide certain transition services to each other related to the Master Transaction Agreement and to remove certain services no longer necessary as a result of the Master Transaction Agreement. See Note 1 for further information on the Master Transaction Agreement.

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

We and EchoStar file combined income tax returns in certain states. In 2015 and 2014, EchoStar earned and recognized a tax benefit for certain state income tax credits that EchoStar estimates it would be unable to utilize in the future if it had filed separately from us. We expect to utilize these tax credits to reduce our state income tax payable in the future. In accordance with accounting rules that apply to transfers of assets between entities under common control, we recorded a capital contribution of less than $1 million for each of the years ended December 31, 2018 and 2017, respectively, in “Additional paid-in capital” on our Consolidated Balance Sheets representing the amount that we estimate is more likely than not to be realized by us as a result of our utilization of these tax credits earned. Any payments made to EchoStar related to the utilization of these credits will be recorded as a reduction to “Additional paid-in capital” on our Consolidated Balance Sheets.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Hughes Broadband Master Services Agreement.  In March 2017, DISH Network L.L.C. (“DNLLC”) and HNS entered into the MSA pursuant to which DNLLC, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders for the Hughes broadband satellite service and related equipment; and (ii) installs Hughes service equipment with respect to activations generated by DNLLC.  Under the MSA, HNS will make certain payments to DNLLC for each Hughes service activation generated, and installation performed, by DNLLC.  Payments from HNS for services provided are recorded in “Subscriber-related revenue” on our Consolidated Statements of Operations and Comprehensive Income (Loss). The MSA has an initial term of five years with automatic renewal for successive one year terms.  After the first anniversary of the MSA, either party has the ability to terminate the MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party.  Upon expiration or termination of the MSA, HNS will continue to provide the Hughes service to subscribers and make certain payments to DNLLC pursuant to the terms and conditions of the MSA. For the years ended December 31, 2019, 2018 and 2017, we purchased broadband equipment from HNS of $14 million, $21 million and $22 million under the MSA, respectively.

Employee Matters Agreement– Share Exchange.  In connection with the completion of the Share Exchange, effective March 1, 2017, we and EchoStar entered into an Employee Matters Agreement that addresses the transfer of employees from EchoStar to us, including certain benefit and compensation matters and the allocation of responsibility for employee-related liabilities relating to current and past employees of the Transferred Businesses.  We assumed employee-related liabilities relating to the Transferred Businesses as part of the Share Exchange, except that EchoStar will be responsible for certain existing employee-related litigation as well as certain pre-Share Exchange compensation and benefits for employees transferring to us in connection with the Share Exchange.

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

The table below summarizes our transactions with NagraStar.

	For the Years Ended December 31,
	2019	2018	2017
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$56,284	$72,162	$71,167

		As of December 31,
		2019	2018
		(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar		$9,630	$9,871
Commitments to NagraStar		$4,893	$3,888

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

The table below summarizes our transactions with Dish Mexico:

	For the Years Ended December 31,
	2019	2018	2017
	(In thousands)
Sales:
Digital receivers and related components	$—	$1,227	$1,891
Satellite capacity	6,736	—	—
Uplink services	5,620	5,426	3,994
Total	$12,356	$6,653	$5,885

		As of December 31,
		2019	2018
		(In thousands)
Amounts Receivable:
Amounts receivable from Dish Mexico		$7,057	$1,370