Form 10-Q
period 2020-03-31
DISH Network CORP
filed 2020-05-07
CIK 1001082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020.

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

As of April 27, 2020, the registrant’s outstanding common stock consisted of 285,722,326 shares of Class A common stock and 238,435,208 shares of Class B common stock.

PART I — FINANCIAL INFORMATION

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Unless otherwise required by the context, in this report, the words “DISH Network,” the “Company,” “we,” “our” and “us” refer to DISH Network Corporation and its subsidiaries and “DISH DBS” refers to DISH DBS Corporation, a wholly-owned, indirect subsidiary of DISH Network, and its subsidiaries.

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

Competition and Economic Risks

●	As the pay-TV industry has matured and bundled offers combining video, broadband and/or wireless services have become more prevalent and competitive, we face intense and increasing competition from providers of video, broadband and/or wireless services, which may require us to further increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.

●	Changing consumer behavior and competition from digital media companies that provide or facilitate the delivery of video content via the Internet may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.

●	Economic weakness and uncertainty may adversely affect our ability to grow or maintain our business.

●	The COVID-19 pandemic and its impact on the economic environment generally, and on us specifically, have adversely impacted our business. Furthermore, any continuation or worsening of the pandemic and economic environment could have a material adverse effect on our business, financial condition and results of operations.

●	Our competitors may be able to leverage their relationships with programmers to reduce their programming costs and/or offer exclusive content that will place them at a competitive advantage to us.

●	Our over-the-top (“OTT”) Sling TV Internet-based services face certain risks, including, among others, significant competition.

●	If government regulations relating to the Internet change, we may need to alter the manner in which we conduct our Sling TV business, and/or incur greater operating expenses to comply with those regulations.

●	Changes in how network operators handle and charge for access to data that travels across their networks could adversely impact our business.

●	We face increasing competition from other distributors of unique programming services such as foreign language, sports programming and original content that may limit our ability to maintain subscribers that desire these unique programming services.

i

Operational and Service Delivery Risks

●	If our operational performance and customer satisfaction were to deteriorate, our subscriber activations and our subscriber churn rate may be negatively impacted, which could in turn adversely affect our revenue.

●	If our subscriber activations decrease, or if our subscriber churn rate, subscriber acquisition costs or retention costs increase, our financial performance will be adversely affected.

●	Programming expenses are increasing and may adversely affect our future financial condition and results of operations.

●	We depend on others to provide the programming that we offer to our subscribers and, if we fail to obtain or lose access to certain programming, our subscriber activations and our subscriber churn rate may be negatively impacted.

●	We may not be able to obtain necessary retransmission consent agreements at acceptable rates, or at all, from local network stations.

●	We may be required to make substantial additional investments to maintain competitive programming offerings.

●	Any failure or inadequacy of our information technology infrastructure and communications systems or those of third parties that we use in our operations, including, without limitation, those caused by cyber-attacks or other malicious activities, could disrupt or harm our business.

●	Technology in the pay-TV industry changes rapidly, and our success may depend in part on our timely introduction and implementation of, and effective investment in, new competitive products and services, and our failure to do so could cause our products and services to become obsolete and could negatively impact our business.

●	We rely on a single vendor or a limited number of vendors to provide certain key products or services to us such as information technology support, billing systems and security access devices, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.

●	We rely on a few suppliers and in some cases a single supplier for many components of our new set-top boxes, and any reduction or interruption in supplies or significant increase in the price of supplies could have a negative impact on our business.

●	Our programming signals are subject to theft, and we are vulnerable to other forms of fraud that could require us to make significant expenditures to remedy.

●	We depend on independent third parties to solicit orders for our DISH TV services that represent a meaningful percentage of our total gross new DISH TV subscriber activations.

●	We have limited satellite capacity and failures or reduced capacity could adversely affect our DISH TV services.

●	Our owned and leased satellites are subject to construction, launch, operational and environmental risks that could limit our ability to utilize these satellites.

●	Satellite anomalies or technological failures could adversely affect the value of a particular satellite or result in a complete loss. Some of the satellites acquired pursuant to the Master Transaction Agreement have experienced anomalies that may affect their useful lives or prohibit us from operating them to their currently expected capacity, and one or more of the satellites may suffer a technological failure, either of which could have an adverse effect on our business, financial condition and results of operations.

●	We generally do not carry commercial in-orbit insurance on any of the satellites that we own and could face significant impairment charges if any of our owned satellites fail.

●	We may have potential conflicts of interest with EchoStar due to our common ownership and management.

●	We rely on key personnel and the loss of their services may negatively affect our business.

Acquisition and Capital Structure Risks

●	We have made substantial investments to acquire certain wireless spectrum licenses and other related assets. In addition, we have made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses.

●	We face certain risks related to our non-controlling investments in the Northstar Entities and the SNR Entities, which may have a material adverse effect on our business, results of operations and financial condition.

●	To the extent that we commercialize our wireless spectrum licenses, we will face certain risks entering and competing in the wireless services industry and operating a wireless services business.

●	Our wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. The failure to meet such build-out and/or renewal requirements may have a material adverse effect on our business, results of operations and financial condition.

●	We rely on highly skilled personnel for our wireless business, including without limitation our ability to meet build-out requirements, and if we are unable to hire and retain key personnel or hire qualified personnel then our wireless business may be adversely affected.

●	The Prepaid Business Sale may not be completed on the terms or timeline currently contemplated, or at all, as we and the Sellers may be unable to satisfy the conditions or obtain the approvals required to complete the Prepaid Business Sale or such approvals may contain material restrictions or conditions.
●	We may fail to realize all of the anticipated benefits of the Prepaid Business Sale.

●	The integration of the BSS Business may not be as successful as anticipated.

●	We may fail to realize all of the anticipated benefits of the Master Transaction Agreement.

●	Despite the acquisition of additional satellites acquired pursuant to the Master Transaction Agreement, we continue to have limited satellite capacity, and failures or reduced capacity could adversely affect our DISH TV services.

●	Current DISH Network stockholders have reduced ownership and voting interest in and exercise less influence over management of DISH Network following the closing of the Master Transaction Agreement.

●	If we were to take certain actions that could cause the Distribution to become taxable to EchoStar, we may be required to indemnify EchoStar for any resulting tax liability, and the indemnity amounts could be substantial.

●	We may pursue acquisitions and other strategic transactions to complement or expand our business that may not be successful, and we may lose up to the entire value of our investment in these acquisitions and transactions.

●	We may need additional capital, which may not be available on acceptable terms or at all, to continue investing in our business and to finance acquisitions and other strategic transactions.

●	We have substantial debt outstanding and may incur additional debt.

●	The conditional conversion features of our 3 3/8% Convertible Notes due 2026 (the “Convertible Notes due 2026”) and our 2 3/8% Convertible Notes due 2024 (the “Convertible Notes due 2024,” and collectively with the Convertible Notes due 2026, the “Convertible Notes”), if triggered, may adversely affect our financial condition.

●	The convertible note hedge and warrant transactions that we entered into in connection with the offering of the Convertible Notes due 2026 may affect the value of the Convertible Notes due 2026 and our Class A common stock.

●	We are subject to counterparty risk with respect to the convertible note hedge transactions.

●	From time to time a portion of our investment portfolio may be invested in securities that have limited liquidity and may not be immediately accessible to support our financing needs, including investments in public companies that are highly speculative and have experienced and continue to experience volatility.

●	It may be difficult for a third party to acquire us, even if doing so may be beneficial to our shareholders, because of our ownership structure.

●	We are controlled by one principal stockholder who is also our Chairman.

Legal and Regulatory Risks

●	The rulings in the Telemarketing litigation requiring us to pay up to an aggregate amount of $280 million and imposing certain injunctive relief against us, if upheld, would have a material adverse effect on our cash, cash equivalents and marketable investment securities balances and our business operations.

●	Our business may be materially affected by the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”). Negative or unexpected tax consequences could adversely affect our business, financial condition and results of operations.

●	Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.

●	We are, and may become, party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.

●	Our ability to distribute video content via the Internet, including our Sling TV services, involves regulatory risk.

●	Changes in the Cable Act of 1992 (“Cable Act”), and/or the rules of the Federal Communications Commission (“FCC”) that implement the Cable Act, may limit our ability to access programming from cable-affiliated programmers at nondiscriminatory rates.

●	The injunction against our retransmission of distant networks, which is currently waived, may be reinstated.

●	We are subject to significant regulatory oversight, and changes in applicable regulatory requirements, including any adoption or modification of laws or regulations relating to the Internet, could adversely affect our business.

●	Our DISH TV services depend on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

●	We are subject to digital high-definition (“HD”) “carry-one, carry-all” requirements that cause capacity constraints.

●	Our business, investor confidence in our financial results and stock price may be adversely affected if our internal controls are not effective.

●	We may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).

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

v

Item 1. FINANCIAL STATEMENTS

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	March 31,	December 31,
	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$2,827,051	$2,443,643
Marketable investment securities	560,720	416,704
Trade accounts receivable, net of allowance for credit losses and allowance for doubtful accounts of $40,730 and $19,280, respectively	544,106	588,358
Inventory	329,386	322,898
Other current assets	381,026	243,497
Total current assets	4,642,289	4,015,100

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	61,293	61,067
Property and equipment, net	2,320,095	2,706,182
FCC authorizations	26,008,056	25,779,503
Other investment securities	161,717	160,074
Operating lease assets	116,282	144,330
Other noncurrent assets, net	363,563	364,679
Total noncurrent assets	29,031,006	29,215,835
Total assets	$33,673,295	$33,230,935

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Trade accounts payable	$356,555	$280,645
Deferred revenue and other	683,055	681,484
Accrued programming	1,432,580	1,308,531
Accrued interest	195,376	236,087
Other accrued expenses	791,680	817,978
Current portion of long-term debt and finance lease obligations	1,171,741	1,171,366
Total current liabilities	4,630,987	4,496,091

Long-Term Obligations, Net of Current Portion:
Long-term debt and finance lease obligations, net of current portion	12,978,580	12,968,229
Deferred tax liabilities	2,899,549	2,870,655
Operating lease liabilities	82,904	84,795
Long-term deferred revenue and other long-term liabilities	843,695	695,018
Total long-term obligations, net of current portion	16,804,728	16,618,697
Total liabilities	21,435,715	21,114,788

Commitments and Contingencies (Note 10)

Redeemable noncontrolling interests (Note 2)	577,987	552,075

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 284,918,197 and 284,603,818 shares issued and outstanding, respectively	2,849	2,846
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Additional paid-in capital	4,968,947	4,947,007
Accumulated other comprehensive income (loss)	198	(18)
Accumulated earnings (deficit)	6,685,401	6,612,302
Total DISH Network stockholders’ equity (deficit)	11,659,779	11,564,521
Noncontrolling interests	(186)	(449)
Total stockholders’ equity (deficit)	11,659,593	11,564,072
Total liabilities and stockholders’ equity (deficit)	$33,673,295	$33,230,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019
Revenue:
Subscriber-related revenue	$3,166,041	$3,147,770
Equipment sales and other revenue	51,348	39,374
Total revenue	3,217,389	3,187,144

Costs and Expenses (exclusive of depreciation shown separately below - Note 7):
Subscriber-related expenses	1,960,666	2,005,007
Satellite and transmission expenses	74,852	139,501
Cost of sales - equipment and other	41,710	40,384
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies	8,889	6,517
Other subscriber acquisition costs	113,902	80,475
Subscriber acquisition advertising	131,082	106,907
Total subscriber acquisition costs	253,873	193,899
General and administrative expenses	218,972	198,914
Depreciation and amortization (Note 7)	166,820	153,139
Impairment of long-lived assets (Note 2)	356,418	—
Total costs and expenses	3,073,311	2,730,844

Operating income (loss)	144,078	456,300

Other Income (Expense):
Interest income	14,216	15,167
Interest expense, net of amounts capitalized	(15,606)	(5,921)
Other, net	1,592	9,088
Total other income (expense)	202	18,334

Income (loss) before income taxes	144,280	474,634
Income tax (provision) benefit, net	(45,006)	(113,335)
Net income (loss)	99,274	361,299
Less: Net income (loss) attributable to noncontrolling interests, net of tax	26,175	21,538
Net income (loss) attributable to DISH Network	$73,099	$339,761

Weighted-average common shares outstanding - Class A and B common stock:
Basic	523,152	467,953
Diluted	581,381	526,219

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$0.14	$0.73
Diluted net income (loss) per share attributable to DISH Network	$0.13	$0.65

Comprehensive Income (Loss):
Net income (loss)	$99,274	$361,299
Other comprehensive income (loss):
Foreign currency translation adjustments	375	47
Unrealized holding gains (losses) on available-for-sale debt securities	(208)	1,006
Deferred income tax (expense) benefit, net	49	(236)
Total other comprehensive income (loss), net of tax	216	817
Comprehensive income (loss)	99,490	362,116
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	26,175	21,538
Comprehensive income (loss) attributable to DISH Network	$73,315	$340,578

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

			Accumulated
	Class A and B	Additional	Other	Accumulated			Redeemable
	Common	Paid-In	Comprehensive	Earnings	Noncontrolling		Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Interests	Total	Interests
Balance, December 31, 2018	$4,679	$3,379,093	$(874)	$5,212,790	$(1,499)	$8,594,189	$460,068
Issuance of Class A common stock:
Exercise of stock awards	—	227	—	—	—	227	—
Employee Stock Purchase Plan	2	4,520	—	—	—	4,522	—
Non-cash, stock-based compensation	—	11,537	—	—	—	11,537	—
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	1,006	—	—	1,006	—
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	(236)	—	—	(236)	—
Foreign currency translation	—	—	47	—	—	47	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	164	164	21,374
Net income (loss) attributable to DISH Network	—	—	—	339,761	—	339,761	—
Balance, March 31, 2019	$4,681	$3,395,377	$(57)	$5,552,551	$(1,335)	$8,951,217	$481,442

Balance, December 31, 2019	$5,230	$4,947,007	$(18)	$6,612,302	$(449)	$11,564,072	$552,075
Issuance of Class A common stock:
Exercise of stock awards	—	395	—	—	—	395	—
Employee Stock Purchase Plan	3	5,127	—	—	—	5,130	—
Non-cash, stock-based compensation	—	16,418	—	—	—	16,418	—
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	(208)	—	—	(208)	—
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	49	—	—	49	—
Foreign currency translation	—	—	375	—	—	375	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	263	263	—
Net income (loss) attributable to DISH Network	—	—	—	73,099	—	73,099	25,912
Balance, March 31, 2020	$5,233	$4,968,947	$198	$6,685,401	$(186)	$11,659,593	$577,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019
Cash Flows From Operating Activities:
Net income (loss)	$99,274	$361,299
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	166,820	153,139
Impairment of long-lived assets (Note 2)	356,418	—
Realized and unrealized losses (gains) on investments	(58)	(2,617)
Non-cash, stock-based compensation	16,418	11,537
Deferred tax expense (benefit)	28,942	53,921
Allowance for credit losses and allowance for doubtful accounts, respectively	21,450	2,001
Other, net	54,529	(4,469)
Changes in current assets and current liabilities, net	132,160	158,118
Net cash flows from operating activities	875,953	732,929

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(432,172)	(145,162)
Sales and maturities of marketable investment securities	287,960	513,033
Purchases of property and equipment	(97,164)	(120,859)
Capitalized interest related to FCC authorizations (Note 2)	(241,825)	(289,775)
Other, net	2,065	2,495
Net cash flows from investing activities	(481,136)	(40,268)

Cash Flows From Financing Activities:
Redemption and repurchases of senior notes	—	(22,365)
Repayment of long-term debt and finance lease obligations	(16,713)	(6,632)
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	5,525	4,750
Other, net	2	29,000
Net cash flows from financing activities	(11,186)	4,753

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	383,631	697,414
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 5)	2,504,320	887,924
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 5)	$2,887,951	$1,585,338

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

Pay-TV

We offer pay-TV services under the DISH® brand and the Sling® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, FCC licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The Sling branded pay-TV services consist of, among other things, multichannel, live-linear streaming OTT Internet-based domestic, international and Latino video programming services (“Sling TV”). As of March 31, 2020, we had 11.323 million Pay-TV subscribers in the United States, including 9.012 million DISH TV subscribers and 2.311 million Sling TV subscribers.

Recent Developments

Sprint Asset Acquisition

Asset Purchase Agreement

On July 26, 2019, we entered into an Asset Purchase Agreement (the “APA”) with T-Mobile US, Inc. (“TMUS”) and Sprint Corporation (“Sprint” and together with TMUS, the “Sellers” and given the consummation of the Sprint-TMUS merger, sometimes referred to as “NTM”).

Pursuant to the APA, at the closing of the transaction, NTM will sell to us and we will acquire from NTM certain assets and liabilities associated with Sprint’s Boost Mobile, Virgin Mobile and Sprint-branded prepaid mobile services businesses (the “Prepaid Business”) for an aggregate purchase price of $1.4 billion as adjusted for specific categories of net working capital on the Closing Date (the “Prepaid Business Sale”). Under the Final Judgment (as defined below), NTM is required to divest the Prepaid Business to us no later than the latest of (i) 15 days after NTM has enabled us to provision any new or existing customers of the Prepaid Business holding a compatible handset device onto the NTM network, (ii) the first business day of the month following the later of the consummation of the Sprint-TMUS merger or the receipt of approvals for the Prepaid Business Sale, and (iii) five days after the entry of the Final Judgment (as defined below) by the District Court (as defined below). We expect to fund the purchase price with cash on hand or other available sources of liquidity.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

In connection with the Prepaid Business Sale and the consummation of the Sprint-TMUS merger, we, TMUS, Sprint, Deutsche Telekom AG (“DT”) and SoftBank Group Corporation (“SoftBank”) agreed with the United States Department of Justice (the “DOJ”) on certain key terms relating to the Transaction Agreements (as defined below) and our wireless service business and spectrum. On July 26, 2019, we, TMUS, Sprint, DT and SoftBank (collectively, the “Defendants”) entered into a Stipulation and Order (the “Stipulation and Order”) with the DOJ binding the Defendants to a Proposed Final Judgment (the “Proposed Final Judgment”) which memorialized the agreement between the DOJ and the Defendants. The Stipulation and Order and the Proposed Final Judgment were filed in the United States District Court for the District of Columbia (the “District Court”) on July 26, 2019.

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

On April 1, 2020, District Court signed and entered the Proposed Final Judgment (the Proposed Final Judgment as so entered with the District Court, the “Final Judgment”) and the Sellers consummated the Sprint-TMUS merger. The term of the Final Judgment will be seven years from the date of its entry with the District Court or five years if the DOJ gives notice that the divestitures, build-outs and other requirements have been completed to its satisfaction. A Monitoring Trustee has been appointed by the District Court that has the power and authority to monitor the Defendants’ compliance with the Final Judgment and settle disputes among the Defendants regarding compliance with the provisions of the Final Judgment and may recommend action to the DOJ in the event a party fails to comply with the Final Judgment.

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

Agreement with the DOJ: The Stipulation and Order and the Final Judgment

Certain of the provisions of the Stipulation and Order and the Final Judgment are also reflected in the terms of the Transaction Agreements. In addition to the terms reflected in the Transaction Agreements, the Stipulation and Order and the Final Judgment provide for other rights and obligations of the Sellers and us, including the following:

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

FCC Build-Out Commitments

In a letter filed with the FCC on July 26, 2019, we voluntarily committed to deploy a nationwide 5G broadband network and meet revised timelines relating to the build-out of our AWS-4, Lower 700 MHz E Block, AWS H Block and 600 MHz spectrum assets, subject to certain penalties. Pursuant to these commitments, we requested multi-year extensions to deploy our AWS-4, Lower 700 MHz E Block, and AWS H Block spectrum, and we have committed to build-out our 600 MHz licenses on an accelerated schedule to better align with our 5G deployment. We have also committed to offer 5G broadband service to certain population coverage targets, along with minimum core network, tower and spectrum use targets, and have waived our right to deploy any technology of our choice under the FCC’s “flexible use” rules with respect to these spectrum bands. Failure to meet the various commitments would require us to pay voluntary contributions totaling up to $2.2 billion to the FCC and would subject certain licenses in the AWS-4, Lower 700 MHz E Block, and AWS H Block spectrum to forfeiture. We have also agreed not to sell our AWS-4 and 600 MHz spectrum for six years without prior DOJ and FCC approval (unless such sale is part of a change of control of DISH Network). Additionally, we have agreed not to lease a certain percentage of network capacity on our AWS-4 and 600 MHz spectrum for six years to the three largest U.S. wireless carriers (i.e., AT&T, Verizon and NTM), without prior FCC approval.

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

Beginning on November 5, 2019, the March 7, 2020 build-out deadline for both the AWS-4 and Lower 700 MHz E Block spectrum bands is tolled; however, if the Prepaid Business Sale is not consummated, the original deadline will be reinstated with extensions equal to the length of time the deadline was tolled. Except for the tolling of the March 2020 deadline, we may not receive the requested buildout extensions unless and until the Prepaid Business Sale closes.

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

Wireless

Beginning on November 5, 2019, the March 7, 2020 build-out deadline for both the AWS-4 and Lower 700 MHz E Block spectrum bands is tolled; however, if the Prepaid Business Sale is not consummated, the original deadlines (as discussed in Note 10) would be reinstated with extensions equal to the length of time the deadline was tolled. During October 2019, we paused work on our narrowband Internet of Things (“IoT”) deployment due to our March 2020 build-out deadlines being tolled. In light of, among other things, certain developments related to the Sprint-TMUS merger, during the first quarter 2020, we determined that the revision of certain of our buildout deadlines as discussed above was probable and, therefore, we no longer intend to complete our narrowband IoT deployment. We have issued requests for information and proposals (“RFI/Ps”) to various vendors in the wireless industry as we move forward with our 5G broadband network deployment (“5G Network Deployment”).

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

DISH Network Spectrum

We have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets. These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. In March 2017, we notified the FCC that we planned to deploy a narrowband IoT network on certain of these wireless licenses, which was to be the first phase of our network deployment (“First Phase”). We expected to complete the First Phase by March 2020, with subsequent phases to be completed thereafter. We had entered into vendor contracts with multiple parties for, among other things, base stations, chipsets, modules, tower leases, the core network, RF design, and deployment services for the First Phase. Among other things, initial RF design in connection with the First Phase was complete, we had secured certain tower sites, and we were in the process of identifying and securing additional tower sites. The core network had been installed and commissioned. We installed the first base stations on sites in 2018 and were in the process of deploying the remaining base stations. During October 2019, we paused work on our narrowband IoT deployment due to our March 2020 build-out deadlines being tolled as discussed above. In light of, among other things, certain developments related to the Sprint-TMUS merger, during the first quarter 2020, we determined that the revision of certain of our buildout deadlines as discussed above was probable and, therefore, we no longer intend to complete our narrowband IoT deployment. As a result, we impaired certain assets that will not be utilized in our 5G Network Deployment, resulting in a $253 million non-cash impairment charge in “Impairment of long-lived assets” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  We have issued RFI/Ps to various vendors in the wireless industry as we move forward with our 5G Network Deployment. We currently expect expenditures for our wireless projects to be between $250 million and $500 million during 2020, excluding capitalized interest. We currently expect expenditures for our 5G Network Deployment to be approximately $10 billion, excluding capitalized interest. We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses. Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly. In addition, as we consider our options for the commercialization of our wireless spectrum, we will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure. We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers. See Note 2 and Note 10 for further information.

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

2.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required for complete financial statements prepared under GAAP. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Redeemable Noncontrolling Interests

Northstar Wireless. Northstar Wireless is a wholly-owned subsidiary of Northstar Spectrum, which is an entity owned by Northstar Manager, LLC (“Northstar Manager”) and us. Under the applicable accounting guidance in ASC 810, Northstar Spectrum is considered a variable interest entity and, based on the characteristics of the structure of this entity and in accordance with the applicable accounting guidance, we consolidate Northstar Spectrum into our financial statements. The Northstar Operative Agreements, as amended, provide for, among other things, that after the fifth and sixth anniversaries of the grant of the AWS-3 Licenses to Northstar Wireless (and in certain circumstances, prior to the fifth anniversary of the grant of the AWS-3 Licenses to Northstar Wireless), Northstar Manager has the ability, but not the obligation, to require Northstar Spectrum to purchase Northstar Manager’s ownership interests in Northstar Spectrum (the “Northstar Put Right”) for a purchase price that equals its equity contribution to Northstar Spectrum plus a fixed annual rate of return. The fifth and sixth anniversaries of the grant of the AWS-3 Licenses to Northstar Wireless are in the fourth quarter 2020 and fourth quarter 2021, respectively.

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

SNR Wireless. SNR Wireless is a wholly-owned subsidiary of SNR HoldCo, which is an entity owned by SNR Wireless Management, LLC (“SNR Management”) and us. Under the applicable accounting guidance in ASC 810, SNR HoldCo is considered a variable interest entity and, based on the characteristics of the structure of this entity and in accordance with the applicable accounting guidance, we consolidate SNR HoldCo into our financial statements. The SNR Operative Agreements, as amended, provide for, among other things, that after the fifth and sixth anniversaries of the grant of the AWS-3 Licenses to SNR Wireless (and in certain circumstances, prior to the fifth anniversary of the grant of the AWS-3 Licenses to SNR Wireless), SNR Management has the ability, but not the obligation, to require SNR HoldCo to purchase SNR Management’s ownership interests in SNR HoldCo (the “SNR Put Right”) for a purchase price that equals its equity contribution to SNR HoldCo plus a fixed annual rate of return. The fifth and sixth anniversaries of the grant of the AWS-3 Licenses to SNR Wireless are in the fourth quarter 2020 and fourth quarter 2021, respectively. In the event that the SNR Put Right is exercised by SNR Management, the consummation of the sale will be subject to FCC approval. SNR HoldCo does not have a call right with respect to SNR Management’s ownership interests in SNR HoldCo. Although SNR Management is the sole manager of SNR HoldCo, SNR Management’s ownership interest is considered temporary equity under the applicable accounting guidance and is thus recorded as part of “Redeemable noncontrolling interests” in the mezzanine section of our Condensed Consolidated Balance Sheets. SNR Management’s ownership interest in SNR HoldCo was initially accounted for at fair value. Subsequently, SNR Management’s ownership interest in SNR HoldCo is increased by the fixed annual rate of return through “Redeemable noncontrolling interests” on our Condensed Consolidated Balance Sheets, with the offset recorded in “Net income (loss) attributable to noncontrolling interests, net of tax” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The operating results of SNR HoldCo attributable to SNR Management are recorded as “Redeemable noncontrolling interests” on our Condensed Consolidated Balance Sheets, with the offset recorded in “Net income (loss) attributable to noncontrolling interests, net of tax” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 10 for further information.

As of March 31, 2020, Northstar Manager’s ownership interest in Northstar Spectrum and SNR Management’s ownership interest in SNR HoldCo was $578 million, recorded as “Redeemable noncontrolling interests” on our Condensed Consolidated Balance Sheets.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period. Estimates are used in accounting for, among other things, allowances for credit losses, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, relative standalone selling prices of performance obligations, finance leases, asset impairments, estimates of future cash flows used to evaluate and recognize impairments, useful lives of property, equipment and intangible assets, independent third-party retailer incentives, programming expenses and subscriber lives. Economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above. Actual results may differ from previously estimated amounts, and such differences may be material to our condensed consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

Marketable Investment Securities

All equity securities are carried at fair value, with changes in fair value recognized in “Other, net” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

All debt securities are classified as available-for-sale and are recorded at fair value. Historically, we reported temporary unrealized gains and losses as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit),” net of related deferred income tax on our Condensed Consolidated Balance Sheets. Subsequent to the adoption of ASU 2016-13 Financial Instruments – Credit Losses, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) during the first quarter of 2020, we report the temporary unrealized gains and losses related to changes in market conditions of marketable debt securities as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit),” net of related deferred income tax on our Condensed Consolidated Balance Sheets. The corresponding changes in the fair value of marketable debt securities, which are determined to be company specific credit losses are recorded in “Other, net” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). We evaluate our debt investment portfolio to determine whether declines in the fair value of these securities are related to credit loss. Management estimates credit losses on marketable debt securities utilizing a credit loss impairment model on a quarterly basis. We estimate the expected credit losses, measured over the contractual life of marketable debt securities considering relevant issuer specific factors, including but not limited to decrease in credit ratings or an entities ability to pay.

Trade Accounts Receivable

Prior to January 1, 2020, management estimated the amount of allowance for doubtful accounts for potential non-collectability of accounts receivable based upon past collection experience and consideration of other relevant factors.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Subsequent to January 1, 2020 due to the adoption of ASU 2016-13, trade accounts receivable are recorded at amortized cost less an allowance for expected credit losses that are not expected to be recovered. We maintain allowances for credit losses resulting from the expected failure or inability of our customers to make required payments. We recognize the allowance for expected credit losses at inception and reassess quarterly based on management’s expectation of the asset’s collectability. Management estimates credit losses on financial assets, including our trade accounts receivable, utilizing a current expected credit loss impairment model. We estimate the expected credit losses, measured over the contractual life of an asset considering relevant historical loss information, credit quality of the customer base, current economic conditions and forecasts of future economic conditions.

In determining the allowance for credit losses management groups similar types of financial assets with consistent risk characteristics. Pools identified by management include but are not limited to residential customers, commercial customers and advertising services. The risk characteristics of the financial asset portfolios are monitored by management and reviewed periodically. The forecasts for future economic conditions are based on several factors including but not limited to, changes in the unemployment rate, external economic forecasts and current collection rates. Our estimates of the allowance for credit losses may not be indicative of our actual credit losses requiring additional charges to be incurred to reflect the actual amount collected.

Impairment of Long-Lived Assets

We review our long-lived assets and identifiable finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For assets which are held and used in operations, the asset would be impaired if the carrying amount of the asset (or asset group) exceeded its undiscounted future net cash flows. Once an impairment is determined, the actual impairment recognized is the difference between the carrying amount and the fair value as estimated using one of the following approaches: income, cost and/or market. Assets which are to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The carrying amount of a long-lived asset or asset group is considered impaired when the anticipated undiscounted cash flows from such asset or asset group is less than its carrying amount. In that event, a loss is recorded in “Impairment of long-lived assets” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) based on the amount by which the carrying amount exceeds the fair value of the long-lived asset or asset group. Fair value, using the income approach, is determined primarily using a discounted cash flow model that uses the estimated cash flows associated with the asset or asset group under review, discounted at a rate commensurate with the risk involved. Fair value, utilizing the cost approach, is determined based on the replacement cost of the asset reduced for, among other things, depreciation and obsolescence. Fair value, utilizing the market approach, benchmarks the fair value against the carrying amount. See Note 7 for further information.

DBS Satellites. We currently evaluate our DBS satellite fleet for impairment as one asset group whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We do not believe any triggering event has occurred which would indicate impairment as of March 31, 2020 or December 31, 2019. We will continue to monitor the DBS satellite fleet for indicators of impairment, including monitoring the impact of the COVID-19 pandemic on all aspects of our business.

AWS-4 Satellites. We currently evaluate our AWS-4 satellite fleet for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. In light of, among other things, certain developments related to the Sprint-TMUS merger, during the first quarter 2020, we determined that revisions to the AWS-4 buildout deadlines, which are currently tolled (as described in Note 10), was probable, which we determined to be a triggering event. Accordingly, we quantitatively assessed the value of the AWS-4 satellites (T1 and D1) and wrote down the fair value of the satellites to their estimated fair value of zero, resulting in a $103 million non-cash impairment charge in “Impairment of long-lived assets” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). We did not believe any triggering event occurred which would indicate impairment as of December 31, 2019. See Note 7 for further information.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Narrowband IoT network. As discussed in Note 10, we were in the process of deploying a narrowband IoT network. We paused work on the narrowband IoT deployment in October 2019. In light of, among other things, certain developments related to the Sprint-TMUS merger, during the first quarter 2020, we determined that the revision of certain of our buildout deadlines as discussed in Note 10 was probable. Based on this, we no longer intend to complete our narrowband IoT deployment, which we consider a triggering event. As such, we reviewed the capitalized costs of equipment, labor and other assets related to the narrowband IoT deployment, including our operating lease assets, and impaired those items that will not be utilized in our ongoing 5G Network Deployment, resulting in a $253 million non-cash impairment charge in “Impairment of long-lived assets” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 7 and Note 8 for further information.

Impairment of long-lived assets consisted of the following:

For the Three Months Ended
March 31, 2020
(In thousands)
T1 satellite	$48,120
D1 satellite	55,000
Construction in progress related to narrowband IoT deployment	226,742
Operating lease assets related to narrowband IoT deployment	26,556
Impairment of long-lived assets	$356,418

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

DBS Licenses. We combine all of our indefinite-lived DBS licenses that we currently utilize or plan to utilize in the future into a single unit of accounting. For 2019, management performed a qualitative assessment to determine whether it is more likely than not that the fair value of the DBS licenses exceeds its carrying amount. In our assessment, we considered several factors, including, among others, overall financial performance, industry and market considerations, and relevant company specific events. In contemplating all factors in their totality, we concluded that it is more likely than not that the fair value of the DBS licenses exceeds its carrying amount. As such, no further analysis was required. We will continue to monitor the DBS licenses for indicators of impairment, including monitoring the impact of the COVID-19 pandemic on all aspects of our business.

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

During 2019, our multichannel video distribution and data service (“MVDDS”) wireless spectrum licenses were assessed as a single unit of accounting.  For 2019, management assessed these licenses qualitatively. Our qualitative assessment focused on recent auction results and historical market activity. We concluded that it is more likely than not that the fair value of these licenses exceeded their carrying amount.

During 2019, our 28 GHz and 24 GHz wireless spectrum licenses were assessed as a single unit of accounting. These licenses were purchased during the fourth quarter 2019 through our participation in Auction 101 and Auction 102. For 2019, management’s assessment of the fair value of these licenses was determined based on the auction results.

Changes in circumstances or market conditions could result in a write-down of any of the above wireless spectrum licenses in the future. We will continue to monitor our Wireless Spectrum Licenses for indicators of impairment, including monitoring the impact of the COVID-19 pandemic on all aspects of our business.

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

We are currently preparing for the commercialization of our AWS-4, H Block, 700 MHz, 600 MHz and MVDDS wireless spectrum licenses, and interest expense related to their carrying amount is being capitalized. In addition, the FCC has granted certain AWS-3 Licenses to Northstar Wireless and to SNR Wireless, respectively, in which we have made certain non-controlling investments. Northstar Wireless and SNR Wireless are preparing for the commercialization of their AWS-3 Licenses and interest expense related to their carrying amount is also being capitalized. As the carrying amount of the licenses discussed above exceeded the carrying value of our long-term debt and finance lease obligations materially all of our interest expense is being capitalized.

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

As of March 31, 2020 and December 31, 2019, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses or net of allowance for doubtful accounts) and current liabilities (excluding the “Current portion of long-term debt and finance lease obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates. See Note 5 for the fair value of our marketable investment securities and derivative financial instruments.

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

Assets Recognized Related to the Costs to Obtain a Contract with a Subscriber

We recognize an asset for the incremental costs of obtaining a contract with a subscriber if we expect the benefit of those costs to be longer than one year.  We have determined that certain sales incentive programs, including those with our independent third-party retailers, meet the requirements to be capitalized, and payments made under these programs are capitalized and amortized to expense over the estimated subscriber life.  During the three months ended March 31, 2020 and 2019, we capitalized $38 million and $37 million, respectively, under these programs.  The amortization expense related to these programs was $27 million and $14 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020 and December 31, 2019, we had a total of $311 million and $300 million, respectively, capitalized on our Condensed Consolidated Balance Sheets.  These amounts are capitalized in “Other current assets” and “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets, and then amortized in “Other subscriber acquisition costs” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

We currently lease and historically have leased certain assets from EchoStar, including, among other things, satellites, office space and data centers. See Note 13 for further information on our Related Party Transactions with EchoStar. On May 19, 2019, we entered into a Master Transaction Agreement with EchoStar and effective September 10, 2019, certain satellites and real estate assets leased from EchoStar were transferred to us. See Note 13 for further information on the Master Transaction Agreement.

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

For equipment leased to new and existing DISH TV subscribers we made an accounting policy election to combine the equipment with our programming services as a single performance obligation in accordance with the revenue recognition guidance as the programming services are the predominant component. The revenue related to equipment leased to new and existing DISH TV subscribers would have otherwise been accounted for as an operating lease.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Research and Development

Research and development costs are expensed as incurred. Research and development costs totaled $6 million and $5 million for the three months ended March 31, 2020 and 2019, respectively.

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

The following table presents EPS amounts for all periods and the basic and diluted weighted-average shares outstanding used in the calculation.

	For the Three Months Ended
	March 31,
	2020	2019
	(In thousands, except per share amounts)
Net income (loss)	$99,274	$361,299
Less: Net income (loss) attributable to noncontrolling interests, net of tax	26,175	21,538
Net income (loss) attributable to DISH Network - Basic	73,099	339,761
Interest on dilutive Convertible Notes, net of tax (1)	—	—
Net income (loss) attributable to DISH Network - Diluted	$73,099	$339,761

Weighted-average common shares outstanding - Class A and B common stock:
Basic (2)	523,152	467,953
Dilutive impact of Convertible Notes	58,192	58,192
Dilutive impact of stock awards outstanding	37	74
Diluted	581,381	526,219

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$0.14	$0.73
Diluted net income (loss) per share attributable to DISH Network	$0.13	$0.65

(1)	For both the three months ended March 31, 2020 and 2019, materially all of our interest expense was capitalized. See Note 2 for further information.
(2)	The increase resulted from the Master Transaction Agreement, as discussed in Note 13, and the stock rights offering as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

	As of March 31,
	2020	2019
	(In thousands)
Anti-dilutive stock awards	6,535	4,495
Performance based options	7,918	8,936
Restricted Performance Units/Awards	1,456	1,651
Common stock warrants	46,029	46,029
Total	61,938	61,111

4.Supplemental Data - Statements of Cash Flows

The following table presents certain supplemental cash flow and other non-cash data. See Note 8 for supplemental cash flow and non-cash data related to leases.

	For the Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Cash paid for interest (including capitalized interest)	$242,458	$289,497
Cash received for interest	3,080	8,109
Cash paid for income taxes	158	701
Capitalized interest (1)	230,450	250,202
Reclassification of a receivable from noncurrent to current	—	140,810

(1)	See Note 2 for further information.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

5.	Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	March 31,	December 31,
	2020	2019
	(In thousands)
Marketable investment securities:
Current marketable investment securities:
Strategic - available-for-sale	$191	$196
Other	560,529	416,508
Total current marketable investment securities	560,720	416,704
Restricted marketable investment securities (1)	393	390
Total marketable investment securities	561,113	417,094

Restricted cash and cash equivalents (1)	60,900	60,677

Other investment securities:
Other investment securities	161,717	160,074
Total other investment securities	161,717	160,074

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$783,730	$637,845

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash, cash equivalents and marketable investment securities” on our Condensed Consolidated Balance Sheets.

Marketable Investment Securities

Our marketable investment securities portfolio may consist of debt and equity instruments. All equity securities are carried at fair value, with changes in fair value recognized in “Other, net” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). All debt securities are classified as available-for-sale and are recorded at fair value. We report the temporary unrealized gains and losses related to changes in market conditions of marketable debt securities as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit),” net of related deferred income tax on our Condensed Consolidated Balance Sheets. The corresponding changes in the fair value of marketable debt securities, which are determined to be company specific credit losses are recorded in “Other, net” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 2 for further information.

Current Marketable Investment Securities – Strategic

Our current strategic marketable investment securities portfolio includes and may include strategic and financial debt and/or equity investments in private and public companies that are highly speculative and have experienced and continue to experience volatility. As of March 31, 2020, this portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers. The fair value of certain of the debt and equity securities in this portfolio can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of March 31, 2020 and December 31, 2019, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit and trusts.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Unrealized Gains (Losses) on Marketable Investment Securities

As of March 31, 2020 and December 31, 2019, we had accumulated net unrealized losses of less than $1 million and accumulated net unrealized gains of less than $1 million, respectively. These amounts, net of related tax effect, were accumulated net unrealized losses of less than $1 million and accumulated net unrealized gains of less than $1 million, respectively. All of these amounts are included in “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).” The components of our available-for-sale investments are summarized in the table below.

	As of March 31, 2020				As of December 31,
	2020				2019
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities (including restricted):
U.S. Treasury and agency securities	$5,011	$22	$—	$22	$10,016	$32	$—	$32
Commercial paper	484,969	—	—	—	369,397	2	—	2
Corporate securities	69,194	—	(135)	(135)	28,796	4	(1)	3
Other	1,939	—	—	—	8,885	58	—	58
Total	$561,113	$22	$(135)	$(113)	$417,094	$96	$(1)	$95

As of March 31, 2020, restricted and non-restricted marketable investment securities included debt securities of $561 million with contractual maturities within one year. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	March 31, 2020				December 31, 2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents (including restricted)	$2,808,795	$840,775	$1,968,020	$—	$2,436,545	$246,876	$2,189,669	$—

Debt securities (including restricted):
U.S. Treasury and agency securities	$5,011	$5,011	$—	$—	$10,016	$10,016	$—	$—
Commercial paper	484,969	—	484,969	—	369,397	—	369,397	—
Corporate securities	69,194	—	69,194	—	28,796	—	28,796	—
Other	1,939	—	1,747	192	8,885	—	8,689	196
Total	$561,113	$5,011	$555,910	$192	$417,094	$10,016	$406,882	$196

During the three months ended March 31, 2020, we had no transfers in or out of Level 1 and Level 2 fair value measurements.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Gains and Losses on Sales and Changes in Carrying Amounts of Investments

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months Ended
	March 31,
Other, net:	2020	2019
	(In thousands)
Marketable investment securities - realized and unrealized gains (losses)	$58	$3,056
Costs related to early redemption of debt	—	(439)
Equity in earnings of affiliates	867	(1,065)
Other	667	7,536
Total	$1,592	$9,088

6.Inventory

Inventory consisted of the following:

	As of
	March 31,	December 31,
	2020	2019
	(In thousands)
Finished goods	$281,518	$255,155
Work-in-process and service repairs	26,954	34,120
Raw materials	20,914	33,623
Total inventory	$329,386	$322,898

7.Property and Equipment

Property and equipment consisted of the following:

	Depreciable			As of
	Life			March 31,	December 31,
	(In Years)			2020	2019
				(In thousands)
Equipment leased to customers	2	-	5	$1,819,129	$1,861,668
Satellites (1)	2	-	15	1,734,024	1,855,096
Satellites acquired under finance lease agreements	10	-	15	888,940	888,940
Furniture, fixtures, equipment and other	2	-	20	2,032,912	2,010,094
Buildings and improvements	5	-	40	351,781	349,347
Land		-		17,810	17,810
Construction in progress (1)		-		67,948	278,083
Total property and equipment				6,912,544	7,261,038
Accumulated depreciation				(4,592,449)	(4,554,856)
Property and equipment, net				$2,320,095	$2,706,182

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(1)	During the three months ended March 31, 2020, we wrote down the T1 satellite net book value of $48 million (net of accumulated depreciation of $18 million) and the D1 satellite net book value of $55 million to their estimated fair value of zero. In addition, during the three months ended March 31, 2020, we impaired $227 million for capitalized costs of equipment, labor and other assets related to the narrowband IoT deployment that will not be utilized in our 5G Network Deployment. As a result, we recorded a $330 million non-cash impairment charge in “Impairment of long-lived assets” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 2 for further information.

Construction in progress consisted of the following:

	As of
	March 31,	December 31,
	2020	2019
	(In thousands)
Software	$40,910	$51,493
Wireless (1)	6,778	207,814
Other	20,260	18,776
Total construction in progress	$67,948	$278,083

(1)	During the three months ended March 31, 2020, we impaired the capitalized costs of equipment, labor and other assets related to the narrowband IoT deployment that will not be utilized in our 5G Network Deployment, resulting in a $227 million non-cash impairment charge in “Impairment of long-lived assets” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 2 for further information.

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Equipment leased to customers	$79,714	$109,154
Satellites	52,144	20,479
Buildings, furniture, fixtures, equipment and other	34,962	23,506
Total depreciation and amortization	$166,820	$153,139

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Pay-TV Satellites. We currently utilize 13 satellites in geostationary orbit approximately 22,300 miles above the equator, eight of which we own and depreciate over their estimated useful life. We currently utilize certain capacity on one satellite that we lease from EchoStar, which is accounted for as an operating lease. We also lease four satellites from third parties: Ciel II, which is accounted for as an operating lease, and Anik F3, Nimiq 5 and QuetzSat-1, which are accounted for as financing leases and are depreciated over their economic life.

As of March 31, 2020, our pay-TV satellite fleet consisted of the following:

		Degree	Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar VII (1)	February 2002	119	N/A
EchoStar X (1)	February 2006	110	N/A
EchoStar XI (1)	July 2008	110	N/A
EchoStar XIV (1)	March 2010	119	N/A
EchoStar XV	July 2010	61.5	N/A
EchoStar XVI (1)	November 2012	61.5	N/A
EchoStar XVIII	June 2016	61.5	N/A
EchoStar XXIII (1)	March 2017	67.9	N/A

Leased from EchoStar (2):
EchoStar IX	August 2003	121	Month to month

Leased from Other Third Party:
Anik F3	April 2007	118.7	April 2022
Ciel II	December 2008	129	January 2021
Nimiq 5 (1)	September 2009	72.7	September 2024
QuetzSat-1 (1)	September 2011	77	November 2021

(1)	Pursuant to the Master Transaction Agreement, on September 10, 2019 these satellites and satellite service agreements were transferred to us. See Note 13 for further information.
(2)	See Note 13 for further information on our Related Party Transactions with EchoStar.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The components of lease expense were as follows:

	For the Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Operating lease cost (1)	$17,731	$81,070

Short-term lease cost (2)	2,667	2,484

Finance lease cost:
Amortization of right-of-use assets	17,904	6,108
Interest on lease liabilities	5,813	1,181
Total finance lease cost	23,717	7,289
Total lease costs	$44,115	$90,843

(1)	Pursuant to the Master Transaction Agreement, effective September 10, 2019, approximately $495 million of previously reported operating lease assets and the related liabilities for satellites and real estate assets were transferred to us. See Note 13 for further information. These satellite and real estate assets are no longer included in “Operating lease assets,” “Other current liabilities” and “Operating lease liabilities,” but rather in “Property and equipment, net” on our Condensed Consolidated Balance Sheets. Lease expense related to these satellites and real estate assets for the three months ended March 31, 2019 was $67 million.
(2)	Leases that have terms of 12 months or less.

Supplemental cash flow information related to leases was as follows:

	For the Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$17,656	$81,346
Operating cash flows from finance leases	$5,813	$1,195
Financing cash flows from finance leases	$15,424	$6,055

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$7,882	$62,150
Finance leases	$—	$—

Right-of-use assets and liabilities recognized at January 1, 2019 upon adoption of ASC 842		$733,584

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Supplemental balance sheet information related to leases was as follows:

	As of
	March 31,	December 31,
	2020	2019
	(In thousands)
Operating Leases:
Operating lease assets (1)	$116,282	$144,330

Other current liabilities	$58,386	$57,910
Operating lease liabilities	82,904	84,795
Total operating lease liabilities	$141,290	$142,705

Finance Leases:
Property and equipment, gross	$890,598	$890,598
Accumulated depreciation	(701,174)	(683,271)
Property and equipment, net	$189,424	$207,327

Other current liabilities	$62,965	$61,493
Other long-term liabilities	154,782	171,706
Total finance lease liabilities	$217,747	$233,199

Weighted Average Remaining Lease Term:
Operating leases	3.0 years	3.1 years
Finance leases	3.6 years	3.8 years

Weighted Average Discount Rate:
Operating leases	4.8%	5.0%
Finance leases	10.2%	10.2%

(1)	During the three months ended March 31, 2020, we impaired the operating lease assets related to the narrowband IoT deployment that will not be utilized in our 5G Network Deployment, resulting in a $27 million non-cash impairment charge in “Impairment of long-lived assets” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 2 for further information.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Maturities of lease liabilities as of March 31, 2020 were as follows:

	Maturities of Lease Liabilities
	Operating	Finance
For the Years Ending December 31,	Leases	Leases	Total
	(In thousands)
2020 (remaining nine months)	$49,013	$59,686	$108,699
2021	52,157	82,609	134,766
2022	27,307	48,307	75,614
2023	11,535	40,942	52,477
2024	7,628	30,707	38,335
Thereafter	3,167	—	3,167
Total lease payments	150,807	262,251	413,058
Less: Imputed interest	(9,517)	(44,504)	(54,021)
Total	141,290	217,747	359,037
Less: Current portion	(58,386)	(62,965)	(121,351)
Long-term portion of lease obligations	$82,904	$154,782	$237,686

9.Long-Term Debt and Finance Lease Obligations

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of March 31, 2020 and December 31, 2019:

	As of
	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
5 1/8% Senior Notes due 2020 (1)	$1,100,000	$1,097,173	$1,100,000	$1,110,208
6 3/4% Senior Notes due 2021	2,000,000	2,022,220	2,000,000	2,109,420
5 7/8% Senior Notes due 2022	2,000,000	1,973,200	2,000,000	2,129,580
5% Senior Notes due 2023	1,500,000	1,446,765	1,500,000	1,543,770
5 7/8% Senior Notes due 2024	2,000,000	1,951,160	2,000,000	2,049,080
2 3/8% Convertible Notes due 2024	1,000,000	810,000	1,000,000	918,720
7 3/4% Senior Notes due 2026	2,000,000	2,058,380	2,000,000	2,128,900
3 3/8% Convertible Notes due 2026	3,000,000	2,418,780	3,000,000	2,907,870
Other notes payable	69,685	69,685	70,946	70,946
Subtotal	14,669,685	$13,847,363	14,670,946	$14,968,494
Unamortized debt discount on the Convertible Notes	(710,193)		(735,811)
Unamortized deferred financing costs and other debt discounts, net	(26,918)		(28,739)
Finance lease obligations (2)	217,747		233,199
Total long-term debt and finance lease obligations (including current portion)	$14,150,321		$14,139,595

(1)	On May 1, 2020, we redeemed the principal balance of our 5 1/8% Senior Notes due 2020.
(2)	Disclosure regarding fair value of finance leases is not required.

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

Pursuant to the APA, at the closing of the transaction, NTM will sell to us and we will acquire from NTM certain assets and liabilities associated with the Prepaid Business for an aggregate purchase price of $1.4 billion as adjusted for specific categories of net working capital on the Closing Date. Under the Final Judgment (as defined below), NTM is required to divest the Prepaid Business to us no later than the latest of (i) 15 days after NTM has enabled us to provision any new or existing customers of the Prepaid Business holding a compatible handset device onto the NTM network, (ii) the first business day of the month following the later of the consummation of the Sprint-TMUS merger or the receipt of approvals for the Prepaid Business Sale, and (iii) five days after the entry of the Final Judgment (as defined below) by the District Court (as defined below). We expect to fund the purchase price with cash on hand or other available sources of liquidity.

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

On April 1, 2020, District Court signed and entered the Final Judgment and the Sellers consummated the Sprint-TMUS merger. The term of the Final Judgment will be seven years from the date of its entry with the District Court or five years if the DOJ gives notice that the divestitures, build-outs and other requirements have been completed to its satisfaction. A Monitoring Trustee has been appointed by the District Court that has the power and authority to monitor the Defendants’ compliance with the Final Judgment and settle disputes among the Defendants regarding compliance with the provisions of the Final Judgment and may recommend action to the DOJ in the event a party fails to comply with the Final Judgment.

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

Agreement with the DOJ: The Stipulation and Order and the Final Judgment

Certain of the provisions of the Stipulation and Order and the Final Judgment are also reflected in the terms of the Transaction Agreements. In addition to the terms reflected in the Transaction Agreements, the Stipulation and Order and the Final Judgment provide for other rights and obligations of the Sellers and us, including the following:

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

FCC Build-Out Commitments

In a letter filed with the FCC on July 26, 2019, we voluntarily committed to deploy a nationwide 5G broadband network and meet revised timelines relating to the build-out of our AWS-4, Lower 700 MHz E Block, AWS H Block and 600 MHz spectrum assets, subject to certain penalties. Pursuant to these commitments, we requested multi-year extensions to deploy our AWS-4, Lower 700 MHz E Block, and AWS H Block spectrum, and we have committed to build-out our 600 MHz licenses on an accelerated schedule to better align with our 5G deployment. We have also committed to offer 5G broadband service to certain population coverage targets, along with minimum core network, tower and spectrum use targets, and have waived our right to deploy any technology of our choice under the FCC’s “flexible use” rules with respect to these spectrum bands. Failure to meet the various commitments would require us to pay voluntary contributions totaling up to $2.2 billion to the FCC and would subject certain licenses in the AWS-4, Lower 700 MHz E Block, and AWS H Block spectrum to forfeiture. We have also agreed not to sell our AWS-4 and 600 MHz spectrum for six years without prior DOJ and FCC approval (unless such sale is part of a change of control of DISH Network). Additionally, we have agreed not to lease a certain percentage of network capacity on our AWS-4 and 600 MHz spectrum for six years to the three largest U.S. wireless carriers (i.e., AT&T, Verizon and NTM), without prior FCC approval. On November 5, 2019, the FCC released the FCC Merger Order.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Beginning on November 5, 2019, the March 7, 2020 build-out deadline for both the AWS-4 and Lower 700 MHz E Block spectrum bands is tolled; however, if the Prepaid Business Sale is not consummated, the original deadline will be reinstated with extensions equal to the length of time the deadline was tolled. Except for the tolling of the March 2020 deadline, we may not receive the requested buildout extensions unless and until the Prepaid Business Sale closes.

Our 5G deployment commitments for each of the four spectrum bands are generally as follows:

●	With respect to the 600 MHz licenses, we committed to offer 5G broadband service to at least 70% of the U.S. population and to have deployed a core network no later than June 14, 2023, and to offer 5G broadband service to at least 75% of the population in each Partial Economic Area (which are service areas established by the FCC) no later than June 14, 2025. Note that these commitments are earlier than the current 600 MHz Final Build-Out Requirement date of June 2029. See below for further information.
●	With respect to the AWS-4 licenses, we committed to offer 5G broadband service to at least 20% of the U.S. population and to have deployed a core network no later than June 14, 2022, and to offer 5G broadband service to at least 70% of the U.S. population no later than June 14, 2023.
●	With respect to the Lower 700 MHz E Block licenses, we committed to offer 5G broadband service to at least 20% of the U.S. population who are covered by such licenses and to have deployed a core network no later than June 14, 2022, and to offer 5G broadband service to at least 70% of the U.S. population who are covered by such licenses no later than June 14, 2023.
●	With respect to the AWS H Block licenses, we committed to offer 5G broadband service to at least 20% of the U.S. population and to have deployed a core network no later than June 14, 2022, and to offer 5G broadband service to at least 70% of the U.S. population no later than June 14, 2023.

Wireless

Beginning on November 5, 2019, the March 7, 2020 build-out deadline for both the AWS-4 and Lower 700 MHz E Block spectrum bands is tolled; however, if the Prepaid Business Sale is not consummated, the original deadlines (as discussed below) would be reinstated with extensions equal to the length of time the deadline was tolled. During October 2019, we paused work on our narrowband IoT deployment due to our March 2020 build-out deadlines being tolled. In light of, among other things, certain developments related to the Sprint-TMUS merger, during the first quarter 2020, we determined that the revision of certain of our buildout deadlines (as discussed above) was probable and, therefore, we no longer intend to complete our narrowband IoT deployment. We have issued RFI/Ps to various vendors in the wireless industry as we move forward with our 5G Network Deployment.

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

MVDDS Licenses. We have multichannel video distribution and data service (“MVDDS”) licenses in 82 out of 214 geographical license areas, including Los Angeles, New York City, Chicago and several other major metropolitan areas. By August 2014, we were required to meet certain FCC build-out requirements related to our MVDDS licenses, and we are subject to certain FCC service rules applicable to these licenses. In January 2015, the FCC granted our application to extend the build-out requirements related to our MVDDS licenses. We had until the third quarter 2019 to provide “substantial service” on our MVDDS licenses. On July 22, 2019, we filed certifications with the FCC for all 82 MVDDS licenses demonstrating that we are providing “substantial service” with respect to each such license. The FCC will review our certifications and could, among other things, accept them, deny them, or seek additional information about our buildout. We cannot be certain about the timing for such FCC action. Our MVDDS licenses may be terminated if the FCC finds we did not meet the substantial service build-out requirement. These wireless spectrum licenses expire in August 2024 unless they are renewed by the FCC.  There can be no assurances that the FCC will renew these wireless spectrum licenses.

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

The 28 GHz Licenses are subject to certain build-out requirements.  By October 2, 2029, the expiration date of the 28 GHz Licenses, we must demonstrate our buildout to the FCC as part of our renewal applications. The build-out requirements for the 28 GHz Licenses include several build-out options with different build-out metrics. For example, if we build-out mobile or point-to-multipoint service using the 28 GHz Licenses, we must show that we are providing reliable signal coverage and service to at least 40 percent of the population within the service area of the license, and that we are using facilities to provide service in that area either to customers or for internal purposes (the “28 GHz Renewal Requirement”).  We also have the option of demonstrating buildout using several other metrics. If the 28 GHz Renewal Requirement is not met, the 28 GHz Licenses may not be renewed in a particular 28 GHz license area in which we do not meet the requirement.  There can be no assurances that the FCC will renew these wireless spectrum licenses.

The 24 GHz Licenses are also subject to certain build-out requirements.  By December 11, 2029, the expiration date of the 24 GHz Licenses, we must demonstrate our buildout to the FCC as part of our renewal applications. The build-out requirements for the 24 GHz Licenses include several build-out options with different build-out metrics. For example, if we build-out mobile or point-to-multipoint service using the 24 GHz Licenses, we must show that we are providing reliable signal coverage and service to at least 40 percent of the population within the service area of the license, and that we are using facilities to provide service in that area either to customers or for internal purposes (the “24 GHz Renewal Requirement”).  We also have the option of demonstrating buildout using several other metrics. If the 24 GHz Renewal Requirement is not met, the 24 GHz Licenses may not be renewed in a particular 24 GHz license area in which we do not meet the requirement.  There can be no assurances that the FCC will renew these wireless spectrum licenses.

37 GHz, 39 GHz and 47 GHz.  The auction for the Upper Microwave Flexible Use Service licenses in the 37 GHz, 39 GHz and 47 GHz bands (“Auction 103”) began on December 10, 2019 and ended January 30, 2020.  On March 12, 2020, the FCC announced that Window Wireless L.L.C. (“Window”), a wholly-owned subsidiary of DISH Network, was the winning bidder of 50 wireless spectrum licenses in the 37-39 GHz band and 2,601 wireless spectrum licenses in the 47 GHz band, for a total of 2,651 wireless spectrum licenses, with Window’s aggregate winning bids totaling approximately $203 million. On October 22, 2019, we paid $68 million to the FCC as a deposit for Auction 103.  On April 9, 2020, we paid the remaining balance of our winning bids of approximately $135 million.  The FCC has not yet issued the licenses to Window.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

In light of, among other things, certain developments related to the Sprint-TMUS merger, during the first quarter 2020, we determined that the revision of certain of our buildout deadlines as discussed above was probable and, therefore, we no longer intend to complete our narrowband IoT deployment. As a result, we impaired certain assets that will not be utilized in our 5G Network Deployment, resulting in a $253 million non-cash impairment charge in “Impairment of long-lived assets” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  We have issued RFI/Ps to various vendors in the wireless industry as we move forward with our 5G Network Deployment.  We currently expect expenditures for our wireless projects to be between $250 million and $500 million during 2020, excluding capitalized interest. We currently expect expenditures for our 5G Network Deployment to be approximately $10 billion, excluding capitalized interest. See Note 2 for further information.

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

As of March 31, 2020, Northstar Manager’s ownership interest in Northstar Spectrum and SNR Management’s ownership interest in SNR HoldCo was $578 million, recorded as “Redeemable noncontrolling interests” on our Condensed Consolidated Balance Sheets.

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

Contingencies

Separation Agreement

On January 1, 2008, we completed the distribution of our technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar. In connection with the Spin-off, we entered into a separation agreement with EchoStar that provides, among other things, for the division of certain liabilities, including liabilities resulting from litigation. Under the terms of the separation agreement, EchoStar has assumed certain liabilities that relate to its business, including certain designated liabilities for acts or omissions that occurred prior to the Spin-off. Certain specific provisions govern intellectual property related claims under which, generally, EchoStar will only be liable for its acts or omissions following the Spin-off and we will indemnify EchoStar for any liabilities or damages resulting from intellectual property claims relating to the period prior to the Spin-off, as well as our acts or omissions following the Spin-off. On February 28, 2017, we and EchoStar and certain of our respective subsidiaries completed the transactions contemplated by the Share Exchange Agreement (the “Share Exchange Agreement”) that was previously entered into on January 31, 2017 (the “Share Exchange”), pursuant to which certain assets that were transferred to EchoStar in the Spin-off were transferred back to us. On September 10, 2019, we and EchoStar and certain of our respective subsidiaries completed the transactions contemplated by the Master Transaction Agreement (the “Master Transaction Agreement”) that was previously entered into on May 19, 2019, pursuant to which certain assets that were transferred to EchoStar in the Spin-off were transferred back to us.  The Share Exchange Agreement and the Master Transaction Agreement contain additional indemnification provisions between us and EchoStar for certain liabilities and legal proceedings.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

ClearPlay, Inc.

On March 13, 2014, ClearPlay, Inc. (“ClearPlay”) filed a complaint against us, our wholly-owned subsidiary DISH Network L.L.C., EchoStar, and its then wholly-owned subsidiary EchoStar Technologies L.L.C., in the United States District Court for the District of Utah. The complaint alleges willful infringement of United States Patent Nos. 6,898,799 (the “799 patent”), entitled “Multimedia Content Navigation and Playback”; 7,526,784 (the “784 patent”), entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; 7,543,318 (the “318 patent”), entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; 7,577,970 (the “970 patent”), entitled “Multimedia Content Navigation and Playback”; and 8,117,282 (the “282 patent”), entitled “Media Player Configured to Receive Playback Filters From Alternative Storage Mediums.” ClearPlay alleges that the AutoHop™ feature of our Hopper set-top box infringes the asserted patents. On February 11, 2015, the case was stayed pending various third-party challenges before the United States Patent and Trademark Office regarding the validity of certain of the patents asserted in the action. In those third-party challenges, the United States Patent and Trademark Office found that all claims of the 282 patent are unpatentable, and that certain claims of the 784 patent and 318 patent are unpatentable. ClearPlay appealed as to the 784 patent and the 318 patent, and on August 23, 2016, the United States Court of Appeals for the Federal Circuit affirmed the findings of the United States Patent and Trademark Office. On October 31, 2016, the stay was lifted. The trial has been set for January 25, 2021. The report issued by ClearPlay’s damages expert contends that ClearPlay is entitled to $543 million in damages.

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

Pursuant to an agreement between the parties, on December 20, 2017, DISH Network L.L.C. dismissed its petitions challenging the 029 patent in the United States Patent and Trademark Office, and on January 9, 2018, the parties dismissed their claims, counterclaims and defenses as to that patent in the litigation. On March 5, 2018, the United States Patent and Trademark Office conducted a trial on the remaining petitions. On June 11, 2018, the United States Patent and Trademark Office issued final written decisions on DISH Network L.L.C.’s petitions challenging the 090 patent and it invalidated all of the asserted claims. On July 25, 2018, the United States Patent and Trademark Office issued final written decisions on DISH Network L.L.C.’s petitions challenging the 437 patent and the 494 patent and it invalidated all of the asserted claims. Customedia appealed its losses before the United States Patent and Trademark Office. The Court of Appeals for the Federal Circuit heard oral argument on November 6, 2019 on the appeal involving the 437 patent, and summarily affirmed the patent’s invalidity on November 8, 2019. On January 7, 2020, Customedia petitioned the Court of Appeals for rehearing or rehearing en banc, raising issues about the constitutionality of the appointment of the administrative patent judges that heard the petition before the Patent and Trademark Office, but the Court of Appeals denied rehearing on March 5, 2020. The Court of Appeals heard oral argument on the appeal involving the 090 patent and the 494 patent on December 3, 2019, and affirmed those patents’ invalidity on March 6, 2020. On May 5, 2020, Customedia filed petitions in the Federal Circuit for rehearing and rehearing en banc, seeking to reverse our appellate victories on the 090 and 494 patents.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Innovative Foundry Technologies

On December 20, 2019, Innovative Foundry Technologies LLC filed a complaint against us (as well as Semiconductor Manufacturing International Corporation; Broadcom Incorporated; Broadcom Corporation; and Cypress Semiconductor Corporation) in the United States District Court for the Western District of Texas. The complaint alleges infringement of United States Patent No. 6,580,122 (the “122 patent”), entitled “Transistor Device Having an Enhanced Width Dimension and a Method of Making Same”; United States Patent No. 6,806,126 (the “126 patent”), entitled “Method of Manufacturing a Semiconductor Component”; United States Patent No. 6,933,620 (the “620 patent”), entitled “Semiconductor Component and Method of Manufacture”; and United States Patent No. 7,009,226 (the “226 patent”), entitled “In-Situ Nitride/Oxynitride Processing with Reduced Deposition Surface Pattern Sensitivity.” On April 9, 2020, Semiconductor Manufacturing International Corporation filed a petition with the United States Patent and Trademark Office challenging the validity of the asserted claims of the 226 patent, and on April 14, 2020, it filed petitions challenging the validity of the asserted claims of the 126 patent and 620 patent.

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

Multimedia Content Management LLC

On July 25, 2018, Multimedia Content Management LLC (“Multimedia”) filed a complaint against us in the United States District Court for the Western District of Texas. Multimedia alleges that we infringe United States Patent No. 8,799,468 (the “468 patent”), entitled “System for Regulating Access to and Distributing Content in a Network,” and United States Patent No. 9,465,925 (the “925 patent”), entitled “System for Regulating Access to and Distributing Content in a Network,” in connection with impulse pay per view content offerings on certain set-top boxes. Multimedia is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein. On March 7, 2019, pursuant to stipulation, the Court substituted our wholly owned subsidiary DISH Network L.L.C. as the defendant in our place. On April 23, 2019, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of the asserted claims of each of the asserted patents. On November 13, 2019, the United States Patent and Trademark Office denied institution on both of the petitions. On December 13, 2019, DISH Network L.L.C. filed a motion for reconsideration, which the United States Patent and Trademark Office denied on March 10, 2020. On March 26, 2020, pursuant to the parties’ joint request, the Court dismissed the matter with prejudice. This matter is now concluded.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On July 3, 2018, Sling TV L.L.C., Sling Media L.L.C., DISH Network L.L.C., and DISH Technologies L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of each of the asserted patents. On January 31, 2019, the United States Patent and Trademark Office agreed to institute proceedings on our petitions challenging all asserted claims of each of the asserted patents, and it held trial on the petitions on December 5, 2019. On January 17, 2020, the United States Patent and Trademark Office terminated the petitions as time-barred, but issued a final written decision invalidating the 535 patent to third parties that had timely joined in our petition. On March 16, 2020, Sling TV L.L.C., Sling Media L.L.C., DISH Network L.L.C., and DISH Technologies L.L.C. filed a notice of appeal from the terminated petitions. The Colorado Action in the district court has been stayed since February 26, 2019, pending resolution of the petitions.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Among other things, the Amended Injunction provided DISH Network L.L.C. a thirty (30) day extension to meet the Demonstration Requirements, expanded the exclusion of certain independent third-party retailers from the Demonstration Requirements, and clarified that, with regard to independent third-party retailers, the Amended Injunction only applied to their telemarketing of DISH TV goods and services. On October 10, 2017, DISH Network L.L.C. filed a notice of appeal to the United States Court of Appeals for the Seventh Circuit, which heard oral argument on September 17, 2018. On March 26, 2020, the United States Court of Appeals for the Seventh Circuit issued an opinion largely affirming DISH Network L.L.C.’s liability, but vacating and remanding the damages award. The United States Court of Appeals for the Seventh Circuit has granted DISH Network L.L.C. an extension until June 10, 2020 in which to file a petition for rehearing and/or rehearing en banc.

Our total accrual at March 31, 2020 and December 31, 2019 related to the FTC Action was $280 million, which was recorded in prior periods and is included in “Other accrued expenses” on our Condensed Consolidated Balance Sheets.  Any eventual payments made with respect to the FTC Action may not be deductible for tax purposes, which had a negative impact on our effective tax rate for the year ended December 31, 2017. The tax deductibility of any eventual payments made with respect to the FTC Action may change, based upon, among other things, further developments in the FTC Action, including final adjudication of the FTC Action.

We may also from time to time be subject to private civil litigation alleging telemarketing violations. For example, a portion of the alleged telemarketing violations by an independent third-party retailer at issue in the FTC Action are also the subject of a certified class action filed against DISH Network L.L.C. in the United States District Court for the Middle District of North Carolina (the “Krakauer Action”). Following a five-day trial, on January 19, 2017, a jury in that case found that the independent third-party retailer was acting as DISH Network L.L.C.’s agent when it made the 51,119 calls at issue in that case, and that class members are eligible to recover $400 in damages for each call made in violation of the TCPA. On May 22, 2017, the Court ruled that the violations were willful and knowing, and trebled the damages award to $1,200 for each call made in violation of TCPA. On April 5, 2018, the Court entered a $61 million judgment in favor of the class. DISH Network L.L.C. appealed and on May 30, 2019, the United States Court of Appeals for the Fourth Circuit affirmed. On October 15, 2019, DISH Network L.L.C. filed a petition for writ of certiorari, requesting that the United States Supreme Court agree to hear a further appeal but it denied the petition on December 16, 2019. On January 21, 2020, DISH Network L.L.C. filed a second notice of appeal relating to the district court’s orders on the claims administration process to identify, and disburse funds to, individual class members. Our total accrual related to the Krakauer Action at December 31, 2018 was $61 million, which was recorded in prior periods and was included in “Other accrued expenses” on our Condensed Consolidated Balance Sheets. During the third quarter 2019, the judgment was paid to the court.

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

On February 9, 2017, the United States Patent and Trademark Office agreed to institute proceedings on our petition related to the 404 patent, and on February 13, 2017, the United States Patent and Trademark Office agreed to institute proceedings on our petition related to the 268 patent. On February 27, 2017, the United States Patent and Trademark Office granted our motions to join the instituted petitions on the 243 and 412 patents. On October 26, 2017, the United States Patent and Trademark Office issued final written decisions on the petitions challenging the 158 patent, the 243 patent, the 412 patent and the 430 patent, and it invalidated all of the asserted claims of those patents. On February 7, 2018, the United States Patent and Trademark Office issued final written decisions on the petitions challenging the 404 patent, and it invalidated all of the asserted claims of that patent on the basis of our petition. On February 10, 2018, the United States Patent and Trademark Office issued a final written decision on our petition challenging the 268 patent, and it invalidated all of the asserted claims. On March 12, 2018, the United States Patent and Trademark Office issued a final written decision on a third-party petition challenging the 268 patent, and it invalidated all of the asserted claims. All asserted claims have now been invalidated by the United States Patent and Trademark Office. TQ Delta has filed notices of appeal from the final written decisions adverse to it. On May 9, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the 430 patent and the 412 patent. On July 10, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the asserted claims of the 404 patent. On July 15, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the asserted claims of the 268 patent. On November 22, 2019, the United States Court of Appeals for the Federal Circuit reversed the invalidity finding on the 243 patent and the 158 patent, and then, on March 29, 2020, denied a petition for panel rehearing as to those findings.

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

Turner Network Sales

On October 6, 2017, Turner Network Sales, Inc. (“Turner”) filed a complaint against our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Southern District of New York. The operative First Amended Complaint alleges that DISH Network L.L.C. improperly calculated and withheld licensing fees owing to Turner in connection with its carriage of CNN and other networks. On December 14, 2017, DISH Network L.L.C. filed its operative first amended counterclaims against Turner. In the counterclaims, DISH Network L.L.C. seeks a declaratory judgment that it properly calculated the licensing fees owed to Turner for carriage of CNN, and also alleges claims for unrelated breaches of the parties’ affiliation agreement. In its October 1, 2018 damage expert’s report, Turner claimed damages of $159 million, plus $24 million in interest. On September 27, 2019, the Court granted, in part, Turner’s motion for summary judgment, holding, in part, that Turner was entitled to recover approximately $20 million in license fee payments that DISH Network L.L.C. had withheld after it discovered previous over-payments. On February 12, 2020, the parties filed a stipulation to dismiss certain of their respective claims. Trial on the remaining claims in this matter has been re-set for August 17, 2020, where DISH Network L.L.C.’s incremental exposure (per Turner’s damages expert’s amended report) is approximately $206 million.

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

On June 25, 2019, Sling TV L.L.C. filed a petition with the United States Patent and Trademark Office challenging the validity of all of the asserted claims of the 005 patent. On July 19, 2019 and July 22, 2019, respectively, Sling TV L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of all asserted claims of the 273 patent and the 609 patent. On August 12, 2019, Sling TV L.L.C. filed a petition with the United States Patent and Trademark Office challenging the validity of all of the asserted claims of the 118 patent. On October 18, 2019, pursuant to a stipulation of the parties, the Court entered a stay of the trial proceedings. On January 9, 2020, the United States Patent and Trademark Office agreed to institute proceedings on the petition challenging the 005 patent. On January 15, 2020, the United States Patent and Trademark Office agreed to institute proceedings on the petition challenging the 273 patent. On February 4, 2020, the United States Patent and Trademark Office agreed to institute proceedings on the petition challenging the 609 patent. On February 25, 2020, the United States Patent and Trademark Office declined to institute proceedings on the petition challenging the 118 patent.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Thereafter, the Court maintained the stay until October 26, 2018. On February 11, 2019, the Court granted Vermont National’s unopposed motion for leave to file an amended complaint. On March 28, 2019, the defendants filed a motion to dismiss Vermont National’s amended complaint, which has been fully briefed since June 3, 2019.

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

The total assets, revenue and operating income by segment were as follows:

	As of
	March 31,	December 31,
	2020	2019
	(In thousands)
Total assets:
Pay-TV	$32,292,636	$31,531,612
Wireless	25,576,346	25,686,381
Eliminations	(24,195,687)	(23,987,058)
Total assets	$33,673,295	$33,230,935

	For the Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Revenue:
Pay-TV	$3,218,024	$3,188,169
Wireless	1,102	3
Eliminations	(1,737)	(1,028)
Total revenue	$3,217,389	$3,187,144

Operating income (loss):
Pay-TV	$541,642	$457,369
Wireless (1)	(397,564)	(1,069)
Total operating income (loss)	$144,078	$456,300

(1)	The three months ended March 31, 2020 were negatively impacted by “Impairment of long-lived assets” of $356 million, resulting from non-cash impairments of the T1 satellite and D1 satellites, as well as capitalized costs of equipment, labor and other assets and operating lease assets related to the narrowband IoT deployment that will not be utilized in our 5G Network Deployment. See Note 2 for further information.

Geographic Information. Revenue is attributed to geographic regions based upon the location where the goods and services are provided. All subscriber-related revenue was derived from the United States. Substantially all of our long-lived assets reside in the United States.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following table summarizes revenue by geographic region:

	For the Three Months Ended
	March 31,
Revenue:	2020	2019
	(In thousands)
United States	$3,201,448	$3,176,253
Canada and Mexico	15,941	10,891
Total revenue	$3,217,389	$3,187,144

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Three Months Ended
	March 31,
Category:	2020	2019
	(In thousands)
Pay-TV video and related revenue	$3,130,900	$3,097,936
Broadband revenue	35,141	49,834
Equipment sales and other revenue	51,348	39,374
Total	$3,217,389	$3,187,144

All revenues during the three months ended March 31, 2020 and 2019 were primarily derived from our Pay-TV segment.

12.Contract Balances

Our valuation and qualifying accounts as of March 31, 2020 were as follows:

Allowance for credit losses	Balance at Beginning of Period	Current Period Provision for Expected Credit Losses	Write-offs Charged Against Allowance	Balance at End of Period
	(In thousands)
For the three months ended March 31, 2020	$19,280	$39,515	$(18,065)	$40,730

Deferred revenue related to contracts with our customers is recorded in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets. Changes in deferred revenue related to contracts with our customers were as follows:

Contract
Liabilities
(In thousands)
Balance as of December 31, 2019	$613,272
Recognition of unearned revenue	(1,511,094)
Deferral of revenue	1,502,211
Balance as of March 31, 2020	$604,389

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

13.Related Party Transactions

Master Transaction Agreement

On May 19, 2019, we entered into the Master Transaction Agreement with EchoStar.

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

The Merger was accounted for as an asset purchase, as substantially all of the fair value of the gross assets acquired was concentrated in a group of similar identifiable assets. As the Merger was between entities that were under common control, we recorded the assets and liabilities received under the Merger at EchoStar’s historical cost basis, with the offsetting amount recorded in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets. A significant portion of the assets received under the Merger were historically leased to us by EchoStar. As these assets and the related liabilities have been transferred to us pursuant to the Master Transaction Agreement, they are no longer be included in “Operating lease assets,” “Other current liabilities” and “Operating lease liabilities,” but rather in “Property and equipment, net” on our Condensed Consolidated Balance Sheets.

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

“Trade accounts receivable”

As of March 31, 2020 and December 31, 2019, trade accounts receivable from EchoStar was $2 million and $1 million, respectively. These amounts are recorded in “Trade accounts receivable” on our Condensed Consolidated Balance Sheets.

“Trade accounts payable”

As of March 31, 2020 and December 31, 2019, trade accounts payable to EchoStar was $16 million and $10 million, respectively. These amounts are recorded in “Trade accounts payable” on our Condensed Consolidated Balance Sheets.

“Equipment sales and other revenue”

During each of the three months ended March 31, 2020 and 2019, we received $2 million for services provided to EchoStar. These amounts are recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these revenues are discussed below.

Real Estate Lease Agreements. We have entered into lease agreements pursuant to which we lease certain real estate to EchoStar. The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic areas, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises. The term of each lease is set forth below:

●	El Paso Lease Agreement. During 2012, we began leasing certain space at 1285 Joe Battle Blvd., El Paso, Texas to EchoStar for an initial period ending on August 1, 2015, which also provides EchoStar with renewal options for four consecutive three-year terms. During the second quarter 2015, EchoStar exercised its first renewal option for a period ending on August 1, 2018 and in April 2018 EchoStar exercised its second renewal option for a period ending in August 2021.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

●	90 Inverness Lease Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar leases certain space from us at 90 Inverness Circle East, Englewood, Colorado for a period ending in February 2022. EchoStar has the option to renew this lease for four three-year periods.

●	Cheyenne Lease Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar leases certain space from us at 530 EchoStar Drive, Cheyenne, Wyoming for a period ending in February 2019. In August 2018, EchoStar exercised its option to renew this lease for a one-year period ending in February 2020. EchoStar has the option to renew this lease for 12 one-year periods. In connection with the Master Transaction Agreement, we and EchoStar amended this lease to provide EchoStar with certain space for a period ending in September 2021, with the option for EchoStar to renew for a one-year period upon 180 days’ written notice prior to the end of the term.

●	Gilbert Lease Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar leases certain space from us at 801 N. DISH Dr., Gilbert, Arizona for a period ending in March 2019. In August 2018, EchoStar exercised its option to renew this lease for a one-year period ending in February 2020. EchoStar has the option to renew this lease for 12 one-year periods. This lease was terminated effective September 10, 2019.

●	American Fork Occupancy License Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, we acquired the lease for certain space at 796 East Utah Valley Drive, American Fork, Utah, and we sublease certain space at this location to EchoStar for a period ending in August 2017. In June 2017, EchoStar exercised its five-year renewal option for a period ending in August 2022. This lease was terminated effective March 2019.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

TT&C Agreement – Master Transaction Agreement. In September 2019, in connection with the Master Transaction Agreement, we entered into an agreement pursuant to which we provide TT&C services to EchoStar for a period ending in September 2021, with the option for EchoStar to renew for a one-year period upon written notice at least 90 days prior to the initial expiration (the “MTA TT&C Agreement”). The fees for services provided under the MTA TT&C Agreement are calculated at either: (i) a fixed fee or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided. Either party is able to terminate the MTA TT&C Agreement for any reason upon 12 months’ notice.

“Subscriber-related expenses”

During the three months ended March 31, 2020 and 2019, we incurred $5 million and $7 million, respectively, of subscriber-related expenses for services provided to us by EchoStar. These amounts are recorded in “Subscriber-related expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

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

“Satellite and transmission expenses”

During the three months ended March 31, 2020 and 2019, we incurred $1 million and $73 million, respectively, for satellite capacity leased from EchoStar and telemetry, tracking and control and other professional services provided to us by EchoStar. EchoStar was the supplier of the vast majority of our transponder capacity. On May 19, 2019, we entered into a Master Transaction Agreement pursuant to which, on September 10, 2019, certain of these satellites were transferred to us (see below). See above for further information on the Master Transaction Agreement. These amounts are recorded in “Satellite and transmission expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Satellite Capacity Leased from EchoStar. We have entered into certain satellite capacity agreements pursuant to which we lease certain capacity on certain satellites owned or leased by EchoStar. The fees for the services provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite, the number of transponders that are leased on the applicable satellite and the length of the lease. See “Pay-TV Satellites” in Note 7 for further information. The term of each lease is set forth below:

●	EchoStar VII, X, XI and XIV. On March 1, 2014, we began leasing all available capacity from EchoStar on the EchoStar VII, X, XI and XIV satellites. The term of each satellite capacity agreement generally terminates upon the earlier of: (i) the end-of-life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite. We generally have the option to renew each satellite capacity agreement on a year-to-year basis through the end of the respective satellite’s life. There can be no assurance that any options to renew such agreements will be exercised. The satellite capacity agreement for EchoStar VII expired on June 30, 2018. On May 19, 2019, we entered into a Master Transaction Agreement pursuant to which, on September 10, 2019, these satellites were transferred to us. See above for further information on the Master Transaction Agreement.

●	EchoStar IX. We lease certain satellite capacity from EchoStar on EchoStar IX. Subject to availability, we generally have the right to continue to lease satellite capacity from EchoStar on EchoStar IX on a month-to-month basis.

●	EchoStar XVI. In December 2009, we entered into a transponder service agreement with EchoStar to lease all of the capacity on EchoStar XVI, a DBS satellite, after its service commencement date. EchoStar XVI was launched in November 2012 to replace EchoStar XV at the 61.5 degree orbital location and is currently in service. Effective December 21, 2012, we and EchoStar amended the transponder service agreement to, among other things, change the initial term to generally expire upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date. In July 2016, we and EchoStar amended the transponder service agreement to, among other things, extend the initial term by one additional year and to reduce the term of the first renewal option by one year. Prior to expiration of the initial term, we had the option to renew for an additional five-year period. In May 2017, we exercised our first renewal option for an additional five-year period ending in January 2023. We also have the option to renew for an additional five-year period prior to expiration of the first renewal period in January 2023. There can be no assurance that the option to renew this agreement will be exercised. During 2018, we and EchoStar further amended the agreement to, among other things, allow us to place and use certain satellites at the 61.5 degree orbital location. On May 19, 2019, we entered into a Master Transaction Agreement pursuant to which, on September 10, 2019, this satellite was transferred to us. See above for further information on the Master Transaction Agreement.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Under the terms of the DISH Nimiq 5 Agreement, we make certain monthly payments to EchoStar that commenced in 2009 when the Nimiq 5 satellite was placed into service and continue through the service term. Unless earlier terminated under the terms and conditions of the DISH Nimiq 5 Agreement, the service term will expire ten years following the date the Nimiq 5 satellite was placed into service. Upon expiration of the initial term, we have the option to renew the DISH Nimiq 5 Agreement on a year-to-year basis through the end-of-life of the Nimiq 5 satellite. Upon in-orbit failure or end-of-life of the Nimiq 5 satellite, and in certain other circumstances, we have certain rights to receive service from EchoStar on a replacement satellite. There can be no assurance that any options to renew the DISH Nimiq 5 Agreement will be exercised or that we will exercise our option to receive service on a replacement satellite. On May 19, 2019, we entered into a Master Transaction Agreement pursuant to which, on September 10, 2019, the Telesat Transponder Agreement was transferred to us. In September 2019, we and EchoStar entered into an agreement whereby we compensate EchoStar for retaining certain obligations to Telesat related to our performance under the Telesat Transponder Agreement. See above for further information on the Master Transaction Agreement.

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

Unless earlier terminated under the terms and conditions of the QuetzSat-1 Transponder Agreement, the initial service term will expire in November 2021. Upon expiration of the initial term, we have the option to renew the QuetzSat-1 Transponder Agreement on a year-to-year basis through the end-of-life of the QuetzSat-1 satellite. Upon an in-orbit failure or end-of-life of the QuetzSat-1 satellite, and in certain other circumstances, we have certain rights to receive service from EchoStar on a replacement satellite. There can be no assurance that any options to renew the QuetzSat-1 Transponder Agreement will be exercised or that we will exercise our option to receive service on a replacement satellite. On May 19, 2019, we entered into a Master Transaction Agreement pursuant to which, on September 10, 2019, the QuetzSat-1 Transponder Agreement was transferred to us. See above for further information on the Master Transaction Agreement.

TT&C Agreement. Effective January 1, 2012, we entered into a TT&C agreement pursuant to which we receive TT&C services from EchoStar for certain satellites (the “TT&C Agreement”). In February 2018, we amended the TT&C Agreement to, among other things, extend the term for one-year with four automatic one-year renewal periods. The fees for services provided under the TT&C Agreement are calculated at either: (i) a fixed fee; or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided. We and EchoStar are able to terminate the TT&C Agreement for any reason upon 12 months’ notice. On May 19, 2019, we entered into a Master Transaction Agreement pursuant to which, on September 10, 2019, the assets and employees that provide these services were transferred to us. See above for further information on the Master Transaction Agreement.

“Cost of sales – equipment and other”

During the three months ended March 31, 2020 and 2019, we incurred $1 million and zero, respectively, for satellite hosting, operations and maintenance services as well as transmission of certain data.  These amounts are recorded in “Cost of sales – equipment and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

Hughes Equipment and Services Agreement. In February 2019, we and HNS entered into an agreement pursuant to which HNS will provide us with HughesNet Service and HughesNet equipment for the transmission of certain data related to our 5G Network Deployment. This agreement has an initial term of five years with automatic renewal for successive one-year terms unless terminated by DISH Network with at least 180 days’ written notice to us or by us with at least 365 days’ written notice to DISH Network.

“General and administrative expenses”

During the three months ended March 31, 2020 and 2019, we incurred $4 million and $5 million, respectively, for general and administrative expenses for services provided to us by EchoStar. These amounts are recorded in “General and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

Real Estate Lease Agreements. We have entered into lease agreements pursuant to which we lease certain real estate from EchoStar. The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises. The term of each lease is set forth below:

●	Meridian Lease Agreement. The lease for all of 9601 S. Meridian Blvd. in Englewood, Colorado was for a period ending on December 31, 2019. In December 2019, we and EchoStar amended this lease to, among other things, extend the term thereof for one additional year until December 31, 2020.

●	Santa Fe Lease Agreement. The lease for all of 5701 S. Santa Fe Dr. in Littleton, Colorado was for a period ending on December 31, 2018. In December 2018, we and EchoStar amended this lease to, among other things, extend the term thereof for one additional year until December 31, 2019. On May 19, 2019, we entered into a Master Transaction Agreement pursuant to which, on September 10, 2019, this real estate was transferred to us. See above for further information on the Master Transaction Agreement.

●	Cheyenne Lease Agreement. The lease for certain space at 530 EchoStar Drive in Cheyenne, Wyoming is for a period ending on December 31, 2031. In connection with the completion of the Share Exchange, EchoStar transferred ownership of a portion of this property to us, and, effective March 1, 2017, we and EchoStar amended this lease agreement to (i) terminate the lease of certain space at the portion of the property that was transferred to us and (ii) provide for the continued lease to us of certain space at the portion of the property that EchoStar retained. On May 19, 2019, we entered into a Master Transaction Agreement pursuant to which, on September 10, 2019, this real estate was transferred to us. See above for further information on the Master Transaction Agreement.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

●	100 Inverness Lease Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, we lease certain space from EchoStar at 100 Inverness Terrace East, Englewood, Colorado for a period ending in December 2020. This agreement may be terminated by either party upon 180 days’ prior notice.

Professional Services Agreement. Prior to 2010, in connection with the Spin-off, we entered into various agreements with EchoStar including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired on January 1, 2010 and were replaced by a Professional Services Agreement. During 2009, we and EchoStar agreed that EchoStar shall continue to have the right, but not the obligation, to receive the following services from us, among others, certain of which were previously provided under the Transition Services Agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services. Additionally, we and EchoStar agreed that we shall continue to have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for us (previously provided under the Satellite Procurement Agreement) and receive logistics, procurement and quality assurance services from EchoStar (previously provided under the Services Agreement) and other support services. The Professional Services Agreement renewed on January 1, 2020 for an additional one-year period until January 1, 2021 and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days’ notice. However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days’ notice. In connection with the completion of the Share Exchange on February 28, 2017, DISH Network and EchoStar amended the Professional Services Agreement to, among other things, provide certain transition services to each other related to the Share Exchange Agreement. In addition, on May 19, 2019, we entered into a Master Transaction Agreement, pursuant to which, effective September 10, 2019, DISH Network and EchoStar amended the Professional Services Agreement to, among other things, provide certain transition services to each other related to the Master Transaction Agreement and to remove certain services no longer necessary as a result of the Master Transaction Agreement. See above for further information on the Master Transaction Agreement. During March 2020, we and EchoStar added a service under the Professional Services Agreement whereby we provide EchoStar with rights to use certain satellite capacity in exchange for certain credits to amounts owed by us to EchoStar under the TerreStar Agreement described above.

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

Hughes Broadband Master Services Agreement.  In March 2017, DISH Network L.L.C. (“DNLLC”) and HNS entered into the MSA pursuant to which DNLLC, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders for the Hughes broadband satellite service and related equipment; and (ii) installs Hughes service equipment with respect to activations generated by DNLLC.  Under the MSA, HNS will make certain payments to DNLLC for each Hughes service activation generated, and installation performed, by DNLLC.  Payments from HNS for services provided are recorded in “Subscriber-related revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). For the three months ended March 31, 2020 and 2019, these payments were $4 million and $6 million, respectively. The MSA has an initial term of five years with automatic renewal for successive one-year terms.  After the first anniversary of the MSA, either party has the ability to terminate the MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party.  Upon expiration or termination of the MSA, HNS will continue to provide the Hughes service to subscribers and make certain payments to DNLLC pursuant to the terms and conditions of the MSA. For the three months ended March 31, 2020 and 2019, we purchased broadband equipment from HNS of $4 million and $5 million, under the MSA, respectively.

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

The table below summarizes our transactions with NagraStar:

	For the Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$14,092	$14,359

	As of
	March 31,	December 31,
	2020	2019
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$8,576	$9,630
Commitments to NagraStar	$2,731	$4,893

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Related Party Transactions with Dish Mexico

Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”) is an entity that provides direct-to-home satellite services in Mexico, which is owned 49% by EchoStar. We provide certain broadcast services and certain satellite services to Dish Mexico, which are recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The table below summarizes our transactions with Dish Mexico:

	For the Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Sales:
Satellite capacity	$5,462	$—
Uplink services	1,381	1,404
Total	$6,843	$1,404

	As of
	March 31,	December 31,
	2020	2019
	(In thousands)
Amounts Receivable:
Amounts receivable from Dish Mexico	$11,680	$7,057

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q. This management’s discussion and analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2019 and this Quarterly Report on Form 10-Q under the caption “Item 1A. Risk Factors.” Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation to update any forward-looking statements.

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

Financial Highlights

2020 First Quarter Consolidated Results of Operations and Key Operating Metrics

●	Revenue of $3.217 billion
●	Net income attributable to DISH Network of $73 million and basic and diluted earnings per share of common stock of $0.14 and $0.13, respectively
●	Loss of approximately 413,000 net Pay-TV subscribers
●	Loss of approximately 132,000 net DISH TV subscribers
●	Loss of approximately 281,000 net Sling TV subscribers
●	Pay-TV ARPU of $88.76
●	Gross new DISH TV subscriber activations of approximately 299,000
●	DISH TV churn rate of 1.54%
●	DISH TV SAC of $861

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Consolidated Financial Condition as of March 31, 2020

●	Cash, cash equivalents and current marketable investment securities of $3.388 billion
●	Total assets of $33.673 billion
●	Total long-term debt and finance lease obligations of $14.150 billion

Business Segments

We currently operate two primary business segments: (1) Pay-TV; and (2) Wireless.

Recent Developments

COVID-19 Update

A novel strain of coronavirus which causes the disease COVID-19 has resulted in a worldwide health pandemic.  To date, COVID-19 has surfaced in nearly all regions around the world and resulted in global travel restrictions and business slowdowns or shutdowns.  The COVID-19 pandemic has also created unanticipated circumstances and uncertainty, disruption, and significant volatility in the economic environment generally, which have and may continue to adversely affect our business operations and may materially and adversely affect our business, financial condition and results of operations.  As the COVID-19 pandemic continues, many of our customers are impacted by recommendations and/or mandates from federal, state, and local authorities to practice social distancing, to refrain from gathering in groups and, in some areas, to refrain from non-essential movements outside of their homes. Governmental authorities in affected regions are taking increasingly dramatic action in an effort to slow the spread of COVID-19. COVID-19 has impacted our business, in particular the following areas:

●	In response to the outbreak and business disruption, first and foremost, we have prioritized the health and safety of our employees. Those employees who are able to work from home are doing so. For employees who are unable to work from home, such as our in-home services and remanufacturing personnel, we have implemented increased health and safety practices including, increased use of personal protective equipment for those employees to protect them and our subscribers.

●	With respect to our wireless business, we have provided access to certain of our wireless spectrum licenses to AT&T and T-Mobile for no cost for a 60-day period and NorthStar Wireless and SNR Wireless have also provided access to certain of their wireless spectrum licenses at no cost to Verizon for a 60-day period. We are continuing our focus on our wireless initiatives, including our 5G Network Deployment.

●	Our commercial services were impacted as many bars, restaurants, and other commercial establishments were recommended and/or mandated to suspend all non-essential “in-person” business operations. In addition, airlines and hotels significantly reduced operations as a result of government actions and/or related lower consumer demand.

●	In the second half of March 2020, COVID-19 and the related governmental recommendations and/or mandates created reduced in person selling opportunities, and a reduction in customers’ willingness to open direct mail marketing and allow in-home technicians into their homes. As a result, we reduced our marketing expenditures and our gross new DISH TV subscribers began to decrease.

●	Our OnTech Smart Services and DISH Smart Home Services brands were impacted as in-home installation and support has been impacted by government actions and/or related lower consumer demand for these services.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

●Widespread unemployment may impact both our commercial and residential subscribers’ ability to pay for the services they receive and, as a result, we have increased our allowances for credit losses as a component of “Trade accounts receivable, net” as of March 31, 2020 on our Condensed Consolidated Balance Sheets. We continue to monitor the health of our business, including the potential impact of widespread unemployment on our subscribers’ ability to pay for the services they receive.

●	Our supply chain has been impacted by COVID-19, and there could be significant and unanticipated interruptions and/or delays in our supply chain. Furthermore, we may not be able to diversify sources of supply in a timely manner to mitigate these interruptions and/or delays. These interruptions and/or delays in our supply chain could have a material adverse effect on our business, including our pay-TV operations, our ability to meet our build-out requirement deadlines for our wireless spectrum licenses and our 5G Network Deployment generally.

●	Due to the current economic climate, combined with changing needs of our customers and how we can best serve them, during April 2020, we made the decision to reevaluate our organization. This included a focused set of staffing reductions to align our workforce to best serve our Pay-TV customers.

We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health agencies and may take additional actions based on their recommendations. In these circumstances, there may be developments beyond our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future.

Sprint Asset Acquisition

Asset Purchase Agreement

On July 26, 2019, we entered into an Asset Purchase Agreement (the “APA”) with T-Mobile US, Inc. (“TMUS”) and Sprint Corporation (“Sprint” and together with TMUS, the “Sellers” and given the consummation of the Sprint-TMUS merger, sometimes referred to as “NTM”).

Pursuant to the APA, at the closing of the transaction, NTM will sell to us and we will acquire from NTM certain assets and liabilities associated with Sprint’s Boost Mobile, Virgin Mobile and Sprint-branded prepaid mobile services businesses (the “Prepaid Business”) for an aggregate purchase price of $1.4 billion as adjusted for specific categories of net working capital on the Closing Date (the “Prepaid Business Sale”). Under the Final Judgment (as defined below), NTM is required to divest the Prepaid Business to us no later than the latest of (i) 15 days after NTM has enabled us to provision any new or existing customers of the Prepaid Business holding a compatible handset device onto the NTM network, (ii) the first business day of the month following the later of the consummation of the Sprint-TMUS merger or the receipt of approvals for the Prepaid Business Sale, and (iii) five days after the entry of the Final Judgment (as defined below) by the District Court (as defined below). We expect to fund the purchase price with cash on hand or other available sources of liquidity.

In connection with the Prepaid Business Sale and the consummation of the Sprint-TMUS merger, we, TMUS, Sprint, Deutsche Telekom AG (“DT”) and SoftBank Group Corporation (“SoftBank”) agreed with the United States Department of Justice (the “DOJ”) on certain key terms relating to the Transaction Agreements (as defined below) and our wireless service business and spectrum. On July 26, 2019, we, TMUS, Sprint, DT and SoftBank (collectively, the “Defendants”) entered into a Stipulation and Order (the “Stipulation and Order”) with the DOJ binding the Defendants to a Proposed Final Judgment (the “Proposed Final Judgment”) which memorialized the agreement between the DOJ and the Defendants. The Stipulation and Order and the Proposed Final Judgment were filed in the United States District Court for the District of Columbia (the “District Court”) on July 26, 2019.

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

On April 1, 2020, District Court signed and entered the Proposed Final Judgment (the Proposed Final Judgment as so entered with the District Court, the “Final Judgment”) and the Sellers consummated the Sprint-TMUS merger. The term of the Final Judgment will be seven years from the date of its entry with the District Court or five years if the DOJ gives notice that the divestitures, build-outs and other requirements have been completed to its satisfaction. A Monitoring Trustee has been appointed by the District Court that has the power and authority to monitor the Defendants’ compliance with the Final Judgment and settle disputes among the Defendants regarding compliance with the provisions of the Final Judgment and may recommend action to the DOJ in the event a party fails to comply with the Final Judgment.

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

Agreement with the DOJ: The Stipulation and Order and the Final Judgment

Certain of the provisions of the Stipulation and Order and the Final Judgment are also reflected in the terms of the Transaction Agreements. In addition to the terms reflected in the Transaction Agreements, the Stipulation and Order and the Final Judgment provide for other rights and obligations of the Sellers and us, including the following:

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

FCC Build-Out Commitments

In a letter filed with the FCC on July 26, 2019, we voluntarily committed to deploy a nationwide 5G broadband network and meet revised timelines relating to the build-out of our AWS-4, Lower 700 MHz E Block, AWS H Block and 600 MHz spectrum assets, subject to certain penalties. Pursuant to these commitments, we requested multi-year extensions to deploy our AWS-4, Lower 700 MHz E Block, and AWS H Block spectrum, and we have committed to build-out our 600 MHz licenses on an accelerated schedule to better align with our 5G deployment. We have also committed to offer 5G broadband service to certain population coverage targets, along with minimum core network, tower and spectrum use targets, and have waived our right to deploy any technology of our choice under the FCC’s “flexible use” rules with respect to these spectrum bands. Failure to meet the various commitments would require us to pay voluntary contributions totaling up to $2.2 billion to the FCC and would subject certain licenses in the AWS-4, Lower 700 MHz E Block, and AWS H Block spectrum to forfeiture. We have also agreed not to sell our AWS-4 and 600 MHz spectrum for six years without prior DOJ and FCC approval (unless such sale is part of a change of control of DISH Network). Additionally, we have agreed not to lease a certain percentage of network capacity on our AWS-4 and 600 MHz spectrum for six years to the three largest U.S. wireless carriers (i.e., AT&T, Verizon and NTM), without prior FCC approval. On November 5, 2019, the FCC released an Order that, among other things, approved the Sprint-TMUS merger, tolled our existing March 7, 2020 build-out deadline for our AWS-4 and Lower 700 MHz E Block Licenses, and directed the FCC’s Wireless Telecommunications Bureau to adopt our commitments after a 30 day review period (the “FCC Merger Order”).

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Beginning on November 5, 2019, the March 7, 2020 build-out deadline for both the AWS-4 and Lower 700 MHz E Block spectrum bands is tolled; however, if the Prepaid Business Sale is not consummated, the original deadline will be reinstated with extensions equal to the length of time the deadline was tolled. Except for the tolling of the March 2020 deadline, we may not receive the requested buildout extensions unless and until the Prepaid Business Sale closes.

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

The Merger was accounted for as an asset purchase, as substantially all of the fair value of the gross assets acquired was concentrated in a group of similar identifiable assets. As the Merger was between entities that were under common control, we recorded the assets and liabilities received under the Merger at EchoStar’s historical cost basis, with the offsetting amount recorded in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets. A significant portion of the assets received under the Merger were historically leased to us by EchoStar. As these assets and the related liabilities have been transferred to us pursuant to the Master Transaction Agreement, they are no longer be included in “Operating lease assets,” “Other current liabilities” and “Operating lease liabilities,” but rather in “Property and equipment, net” on our Condensed Consolidated Balance Sheets.

Pay-TV

We are the nation’s fourth largest pay-TV provider and offer pay-TV services under the DISH® brand and the Sling® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The Sling branded pay-TV services consist of, among other things, multichannel, live-linear streaming over-the-top (“OTT”), Internet-based domestic, international and Latino video programming services (“Sling TV”). As of March 31, 2020, we had 11.323 million Pay-TV subscribers in the United States, including 9.012 million DISH TV subscribers and 2.311 million Sling TV subscribers.

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

This competition, among other things, has caused the rate of growth in subscribers to our Sling TV services to decrease. In June 2018, we launched additional Sling TV services which include offering consumers a la carte channel subscriptions, access to pay-per-view events and movies, and access to free content. There can be no assurance that these additional services and other offers will positively affect our results of operations or our net Sling TV subscribers.

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

Wireless

Beginning on November 5, 2019, the March 7, 2020 build-out deadline for both the AWS-4 and Lower 700 MHz E Block spectrum bands is tolled; however, if the Prepaid Business Sale is not consummated, the original deadlines (as discussed in Note 10 “Commitments and Contingencies –Commitments – Wireless – DISH Network Spectrum” in the Notes to our Condensed Consolidated Financial Statements) would be reinstated with extensions equal to the length of time the deadline was tolled. During October 2019, we paused work on our narrowband Internet of Things (“IoT”) deployment due to our March 2020 build-out deadlines being tolled. In light of, among other things, certain developments related to the Sprint-TMUS merger, during the first quarter 2020, we determined that the revision of certain of our buildout deadlines, as discussed above, was probable and, therefore, we no longer intend to complete our narrowband IoT deployment. We have issued requests for information and proposals (“RFI/Ps”) to various vendors in the wireless industry as we move forward with our 5G broadband network deployment (“5G Network Deployment”).

Since 2008, we have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets and made over $10 billion in non-controlling investments in certain entities, for a total of over $21 billion, as described further below. The $21 billion of investments related to wireless spectrum licenses described below does not include $5 billion of capitalized interest related to the carrying value of such licenses.  See Note 2 “Capitalized Interest” in the Notes to our Condensed Consolidated Financial Statements for further information on capitalized interest.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

We expected to complete the First Phase by March 2020, with subsequent phases to be completed thereafter. We had entered into vendor contracts with multiple parties for, among other things, base stations, chipsets, modules, tower leases, the core network, RF design, and deployment services for the First Phase.  Among other things, initial RF design in connection with the First Phase was complete, we had secured certain tower sites, and we were in the process of identifying and securing additional tower sites.  The core network had been installed and commissioned.  We installed the first base stations on sites in 2018 and were in the process of deploying the remaining base stations.  During October 2019, we paused work on our narrowband IoT deployment due to our March 2020 build-out deadlines being tolled as discussed above.  In light of, among other things, certain developments related to the Sprint-TMUS merger, during the first quarter 2020, we determined that the revision of certain of our buildout deadlines as discussed above was probable and, therefore, we no longer intend to complete our narrowband IoT deployment. As a result, we impaired certain assets that will not be utilized in our 5G Network Deployment, resulting in a $253 million non-cash impairment charge in “Impairment of long-lived assets” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  We have issued RFI/Ps to various vendors in the wireless industry as we move forward with our 5G Network Deployment. We currently expect expenditures for our wireless projects to be between $250 million and $500 million during 2020, excluding capitalized interest.  We currently expect expenditures for our 5G Network Deployment to be approximately $10 billion, excluding capitalized interest. We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.

Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly. In addition, as we consider our options for the commercialization of our wireless spectrum, we will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure. We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers. See Note 2 “Capitalized Interest” and Note 10 “Commitments and Contingencies – Commitments – Wireless – DISH Network Spectrum” in the Notes to our Condensed Consolidated Financial Statements for further information.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019.

	For the Three Months Ended March 31,		Variance
Statements of Operations Data	2020	2019	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$3,166,041	$3,147,770	$18,271	0.6
Equipment sales and other revenue	51,348	39,374	11,974	30.4
Total revenue	3,217,389	3,187,144	30,245	0.9

Costs and Expenses:
Subscriber-related expenses	1,960,666	2,005,007	(44,341)	(2.2)
% of Subscriber-related revenue	61.9%	63.7%
Satellite and transmission expenses	74,852	139,501	(64,649)	(46.3)
% of Subscriber-related revenue	2.4%	4.4%
Cost of sales - equipment and other	41,710	40,384	1,326	3.3
Subscriber acquisition costs	253,873	193,899	59,974	30.9
General and administrative expenses	218,972	198,914	20,058	10.1
% of Total revenue	6.8%	6.2%
Depreciation and amortization	166,820	153,139	13,681	8.9
Impairment of long-lived assets	356,418	—	356,418	*
Total costs and expenses	3,073,311	2,730,844	342,467	12.5

Operating income (loss)	144,078	456,300	(312,222)	(68.4)

Other Income (Expense):
Interest income	14,216	15,167	(951)	(6.3)
Interest expense, net of amounts capitalized	(15,606)	(5,921)	(9,685)	*
Other, net	1,592	9,088	(7,496)	(82.5)
Total other income (expense)	202	18,334	(18,132)	(98.9)

Income (loss) before income taxes	144,280	474,634	(330,354)	(69.6)
Income tax (provision) benefit, net	(45,006)	(113,335)	68,329	60.3
Effective tax rate	31.2%	23.9%
Net income (loss)	99,274	361,299	(262,025)	(72.5)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	26,175	21,538	4,637	21.5
Net income (loss) attributable to DISH Network	$73,099	$339,761	$(266,662)	(78.5)

Other Data:
Pay-TV subscribers, as of period end (in millions) **	11.323	12.063	(0.740)	(6.1)
DISH TV subscribers, as of period end (in millions) **	9.012	9.639	(0.627)	(6.5)
Sling TV subscribers, as of period end (in millions)	2.311	2.424	(0.113)	(4.7)
Pay-TV subscriber additions (losses), net (in millions) **	(0.413)	(0.259)	(0.154)	(59.5)
DISH TV subscriber additions (losses), net (in millions) **	(0.132)	(0.266)	0.134	50.4
Sling TV subscriber additions (losses), net (in millions)	(0.281)	0.007	(0.288)	*
Pay-TV ARPU	$88.76	$85.03	$3.73	4.4
DISH TV subscriber additions, gross (in millions)	0.299	0.243	0.056	23.0
DISH TV churn rate	1.54%	1.74%	(0.20)%	(11.5)
DISH TV SAC	$861	$828	$33	4.0
EBITDA	$286,315	$596,989	$(310,674)	(52.0)

* Percentage is not meaningful.

**During the three months ended March 31, 2020, we removed approximately 250,000 subscribers representing commercial accounts impacted by COVID-19 from our ending Pay-TV subscriber count.  The effect of the removal of these 250,000 subscribers as of March 31, 2020 was excluded from the calculation of our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions/losses and Pay-TV churn rate for the three months ended March 31, 2020.  See “Results of Operations – Pay-TV subscribers” for further information.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay TV subscribers

DISH TV subscribers. We lost approximately 132,000 net DISH TV subscribers during the three months ended March 31, 2020 compared to the loss of approximately 266,000 net DISH TV subscribers during the same period in 2019. This decrease in net DISH TV subscriber losses primarily resulted from a lower DISH TV churn rate and higher gross new DISH TV subscriber activations.

Sling TV subscribers. We lost approximately 281,000 net Sling TV subscribers during the three months ended March 31, 2020 compared to the addition of approximately 7,000 net Sling TV subscribers during the same period in 2019. This decrease in net Sling TV subscriber additions was primarily related to lower Sling TV subscriber activations, increased competition, including competition from other subscription video on-demand and live-linear OTT service providers, and delays and cancellations of sporting events as a result of COVID-19.

DISH TV subscribers, gross. During the three months ended March 31, 2020, we activated approximately 299,000 gross new DISH TV subscribers compared to approximately 243,000 gross new DISH TV subscribers during the same period in 2019, an increase of 23.0%. The increase in gross new DISH TV subscribers resulted from the effectiveness of our promotions and product offers. Although our gross new DISH TV subscriber activations increased, our gross new DISH TV subscriber activations continue to be negatively impacted by stricter customer acquisition policies for our DISH TV subscribers, including an emphasis on acquiring higher quality subscribers, and by increased competitive pressures, including aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, and channel removals. In the second half of March 2020, COVID-19 and the related governmental recommendations and/or mandates created reduced in person selling opportunities, and a reduction in customers’ willingness to open direct mail marketing and allow in-home technicians into their homes.  As a result, we reduced our marketing expenditures and our gross new DISH TV subscribers began to decrease. We continue to assess the impact of COVID-19 and cannot predict with certainty the impact to our gross new DISH TV subscribers as a result of, among other things, higher unemployment and lower discretionary spending and reduced ability to perform our in-home service operations due to the impact of social distancing.

DISH TV churn rate. Our DISH TV churn rate for the three months ended March 31, 2020 was 1.54% compared to 1.74% for the same period in 2019. This decrease primarily resulted from our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate for the three months ended March 31, 2020 was negatively impacted by various channel removals, including Fox RSN’s removal of certain of its channels from our programming lineup. Our DISH TV churn rate for the three months ended March 31, 2019 was negatively impacted by Univision’s removal of certain of its channels from our programming lineup. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts. In the second half of March 2020, our DISH TV churn rate was positively impacted by COVID-19, including, among other things, the recommendations and/or mandates from federal, state, and local authorities that customers refrain from non-essential movements outside of their homes and the resulting increased consumption of our Pay-TV services. We continue to assess the impact of COVID-19 and cannot predict with certainty the impact to our DISH TV churn rate as a result of, among other things, higher unemployment and lower discretionary spending and reduced ability to perform our in-home service operations due to the impact of social distancing.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Beginning in March 2020, several federal, state, and local government agencies implemented recommendations, guidelines, and orders regarding “social distancing” in an attempt to slow or stop the spread of COVID-19. As a result of these actions, many bars, restaurants, and other commercial establishments were recommended and/or ordered to suspend all non-essential “in-person” business operations. In addition, airlines and hotels significantly reduced operations as a result of government actions and/or related lower consumer demand. In an effort to avoid charging commercial customers for services in their establishments which are no longer open to the public, we have paused service or provided temporary rate relief for certain of those commercial accounts. For certain commercial accounts, each subscription is counted as one Pay-TV subscriber. For other commercial accounts, as discussed above, we divide our total revenue for these commercial accounts by $34.99, and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our Pay-TV subscriber count. As of March 31, 2020, we removed 250,000 subscribers from our ending Pay-TV subscriber count for commercial accounts we placed on pause, or received reduced revenue, or we anticipate the account to disconnect due to COVID-19.

While our ending Pay-TV subscriber count as of March 31, 2020 was adjusted for the one-time removal of 250,000 commercial subscribers, discussed above, gross new Pay-TV subscriber activations, net Pay-TV subscriber additions/losses and Pay-TV churn rate for the period ended March 31, 2020 were not adjusted for the impact of COVID-19. We cannot predict when these commercial accounts will be able to fully reopen, how many will return or when they may return to active subscriber status, and there can be no assurance that they will return. We currently do not expect to incur any significant expenses in connection with the re-activation of returning commercial accounts. Accordingly, the reactivation of these commercial accounts will adjust our ending subscriber count in future periods and will not be recorded as gross new Pay-TV subscriber activations for the period in which they return. We continue to assess the impact of COVID-19 and cannot predict with certainty the impact to our subscriber base, gross new DISH TV subscribers and our DISH TV churn rate as a result of, among other things, higher unemployment and lower discretionary spending and our reduced ability to perform our in-home service operations due to the impact of social distancing. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our financial condition and results of operations.

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

Subscriber-related revenue. “Subscriber-related revenue” totaled $3.166 billion for the three months ended March 31, 2020, an increase of $18 million or 0.6% compared to the same period in 2019. The increase in “Subscriber-related revenue” compared to the same period in 2019 was primarily related to an increase in Pay-TV ARPU discussed below, partially offset by a lower average Pay-TV subscriber base.

Pay-TV ARPU. Pay-TV ARPU was $88.76 during the three months ended March 31, 2020 versus $85.03 during the same period in 2019. The $3.73 or 4.4% increase in Pay-TV ARPU was primarily attributable to the DISH TV programming package price increases in the first quarter 2020 and 2019 and Sling TV programming package price increases in the first quarter 2020 and fourth quarter 2019.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Subscriber-related expenses. “Subscriber-related expenses” totaled $1.961 billion during the three months ended March 31, 2020, a decrease of $44 million or 2.2% compared to the same period in 2019. The decrease in “Subscriber-related expenses” was primarily attributable to a lower average Pay-TV subscriber base and lower programming costs per subscriber. Programming costs per subscriber decreased during the three months ended March 31, 2020 due to Fox RSN’s removal of certain of their channels from our programming lineup. This decrease was partially offset by increases in programming costs per subscriber related to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. In addition, the three month ended March 31, 2020 was negatively impacted by the $21 million increase in allowance for credit losses as a result of COVID-19. “Subscriber-related expenses” represented 61.9% and 63.7% of “Subscriber-related revenue” during the three months ended March 31, 2020 and 2019, respectively.

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

Satellite and transmission expenses. “Satellite and transmission expenses” totaled $75 million during the three months ended March 31, 2020, a decrease of $65 million or 46.3% compared to the same period in 2019. This decrease resulted from the reduction of expense associated with the transfer of certain assets to us pursuant to the Master Transaction Agreement. See Note 1 in the Notes to our Condensed Consolidated Financial Statements for further information.

Subscriber acquisition costs. “Subscriber acquisition costs” totaled $254 million during the three months ended March 31, 2020, an increase of $60 million or 30.9% compared to the same period in 2019. This change was primarily attributable to higher gross new DISH TV subscriber activations and the increase in DISH TV SAC, discussed below.

DISH TV SAC.  DISH TV SAC was $861 during the three months ended March 31, 2020 compared to $828 during the same period in 2019, an increase of $33 or 4.0%.  This change was primarily attributable to an increase in advertising costs, partially offset by a decrease in hardware costs per activation. The decrease in hardware costs per activation resulted from a higher percentage of remanufactured receivers being activated on new subscriber accounts. In addition, the three months ended March 31, 2020 was negatively impacted by fewer commercial additions compared to the same period in 2019, which historically have lower DISH TV SAC than residential activations.

During the three months ended March 31, 2020 and 2019, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $35 million and $34 million, respectively.

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

General and administrative expenses. “General and administrative expenses” totaled $219 million during the three months ended March 31, 2020, a $20 million or 10.1% increase compared to the same period in 2019. This increase was primarily driven by an increase in expense related to our wireless projects.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Impairment of long-lived assets. “Impairment of long-lived assets” of $356 million during the three months ended March 31, 2020, resulted from impairments of the T1 satellite and D1 satellites, as well as certain wireless equipment and operating lease assets related to our narrowband IoT deployment which we no longer intend to complete. See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $286 million during the three months ended March 31, 2020, a decrease of $311 million or 52.0% compared to the same period in 2019. EBITDA for three months ended March 31, 2020 was negatively impacted by “Impairment of long-lived assets” of $356 million. The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months Ended
	March 31,
	2020	2019
	(In thousands)
EBITDA	$286,315	$596,989
Interest, net	(1,390)	9,246
Income tax (provision) benefit, net	(45,006)	(113,335)
Depreciation and amortization	(166,820)	(153,139)
Net income (loss) attributable to DISH Network	$73,099	$339,761

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

Income tax (provision) benefit, net. Our income tax provision was $45 million during the three months ended March 31, 2020, a decrease of $68 million compared to the same period in 2019. The decrease in the provision was primarily related to a decrease in “Income (loss) before income taxes,” partially offset by an increase in our effective tax rate.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents. See Note 5 in the Notes to our Condensed Consolidated Financial Statements for further information regarding our marketable investment securities. As of March 31, 2020, our cash, cash equivalents and current marketable investment securities totaled $3.388 billion compared to $2.860 billion as of December 31, 2019, an increase of $528 million. This increase in cash, cash equivalents and current marketable investment securities primarily resulted from cash generated from operating activities of $876 million, partially offset by capital expenditures of $339 million (including capitalized interest related to FCC authorizations).

Cash Flow

The following discussion highlights our cash flow activities during the three months ended March 31, 2020.

Cash flows from operating activities

For the three months ended March 31, 2020, we reported “Net cash flows from operating activities” of $876 million primarily attributable to $651 million of “Net income (loss)” adjusted to exclude the non-cash items for “Depreciation and amortization” expense, “Impairment of long-lived assets” and “Deferred tax expense (benefit).” In addition, “Net cash flows from operating activities” was impacted by the timing difference between book expense and cash payments, including taxes.

Cash flows from investing activities

For the three months ended March 31, 2020, we reported outflows from “Net cash flows from investing activities” of $481 million primarily related to capital expenditures of $339 million (including capitalized interest related to FCC authorizations) and $144 million in net purchases of marketable investment securities. The capital expenditures included $242 million of capitalized interest related to FCC authorizations, $49 million for new and existing DISH TV subscriber equipment and $48 million of other corporate capital expenditures.

Cash flows from financing activities

For the three months ended March 31, 2020, we reported outflows from “Net cash flows from financing activities” of $11 million.

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

The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Free cash flow	$536,964	$322,295
Add back:
Purchases of property and equipment (including capitalized interest related to FCC authorizations)	338,989	410,634
Net cash flows from operating activities	$875,953	$732,929

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Subscriber Base

DISH TV subscribers. We lost approximately 132,000 net DISH TV subscribers during the three months ended March 31, 2020 compared to the loss of approximately 266,000 net DISH TV subscribers during the same period in 2019. This decrease in net DISH TV subscriber losses primarily resulted from a lower DISH TV churn rate and higher gross new DISH TV subscriber activations.

Sling TV subscribers. We lost approximately 281,000 net Sling TV subscribers during the three months ended March 31, 2020 compared to the addition of approximately 7,000 net Sling TV subscribers during the same period in 2019. This decrease in net Sling TV subscriber additions was primarily related to lower Sling TV subscriber activations, increased competition, including competition from other subscription video on-demand and live-linear OTT service providers, and delays and cancellations of sporting events as a result of COVID-19.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Obligations and Future Capital Requirements

We expect to fund our future working capital, capital expenditures and debt service requirements from cash generated from operations, existing cash, cash equivalents and marketable investment securities balances, and cash generated through raising additional capital. We will need to make significant additional investments to, among other things, commercialize, build-out, and integrate our wireless spectrum licenses and related assets. The amount of capital required to fund our future working capital and capital expenditure needs varies, depending on, among other things, the rate at which we deploy our 5G network and the rate at which we acquire new subscribers and the cost of subscriber acquisition and retention, including capitalized costs associated with our new and existing subscriber equipment lease programs. Certain of our capital expenditures for 2020 are expected to be driven by the rate at which we deploy our 5G network as well as costs associated with subscriber premises equipment. These expenditures are necessary for the deployment of our 5G network as well as to operate and maintain our DISH TV services. Consequently, we consider them to be non-discretionary. Our capital expenditures vary depending on the number of satellites leased or under construction at any point in time and could increase materially as a result of increased competition, significant satellite failures, or economic weakness and uncertainty. Our DISH TV subscriber base has been declining and there can be no assurance that our DISH TV subscriber base will not continue to decline and that the pace of such decline will not accelerate. In the event that our DISH TV subscriber base continues to decline, it will have a material adverse long-term effect on our cash flow. In addition, the rulings in the Telemarketing litigation requiring us to pay up to an aggregate amount of $280 million and imposing certain injunctive relief against us, for which we have filed a petition for rehearing and rehearing en banc, if upheld, would have a material adverse effect on our cash, cash equivalents and marketable investment securities balances and our business operations. Furthermore, the Northstar and SNR Operative Agreements, as amended, provide for, among other things, the SNR Put Right and the Northstar Put Right for a purchase price that equals the equity contribution to Northstar Spectrum and SNR HoldCo, respectively, plus a fixed annual rate of return. As of March 31, 2020, Northstar Manager’s ownership interest in Northstar Spectrum and SNR Management’s ownership interest in SNR HoldCo was $578 million, recorded as “Redeemable noncontrolling interests” on our Condensed Consolidated Balance Sheets.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pursuant to the APA, NTM will sell to us and we will acquire from NTM certain assets and liabilities associated with the Prepaid Business for an aggregate purchase price of $1.4 billion as adjusted for specific categories of net working capital on the Closing Date. Under the Final Judgment (as defined below), NTM is required to divest the Prepaid Business to us no later than the latest of (i) 15 days after NTM has enabled us to provision any new or existing customers of the Prepaid Business holding a compatible handset device onto the NTM network, (ii) the first business day of the month following the later of the consummation of the Sprint-TMUS merger or the receipt of approvals for the Prepaid Business Sale, and (iii) five days after the entry of the Final Judgment (as defined below) by the District Court (as defined below). We expect to fund the purchase price with cash on hand or other available sources of liquidity.

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

On April 1, 2020, District Court signed and entered the Final Judgment and the Sellers consummated the Sprint-TMUS merger. The term of the Final Judgment will be seven years from the date of its entry with the District Court or five years if the DOJ gives notice that the divestitures, build-outs and other requirements have been completed to its satisfaction. A Monitoring Trustee has been appointed by the District Court that has the power and authority to monitor the Defendants’ compliance with the Final Judgment and settle disputes among the Defendants regarding compliance with the provisions of the Final Judgment and may recommend action to the DOJ in the event a party fails to comply with the Final Judgment.

At the closing of the Prepaid Business Sale, we and NTM will enter into the TSA, the MNSA, the Option Agreement, and the Spectrum Purchase Agreement for an additional approximately $3.59 billion. See Note 10 “Commitments and Contingencies – Commitments – Sprint Asset Acquisition” in the Notes to our Condensed Consolidated Financial Statements for further information.

Agreement with the DOJ: The Stipulation and Order and the Final Judgment

Certain of the provisions of the Stipulation and Order and the Final Judgment are also reflected in the terms of the Transaction Agreements. In addition to the terms reflected in the Transaction Agreements, the Stipulation and Order and the Final Judgment provide for other rights and obligations of the Sellers and us, including the following:

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

FCC Build-Out Commitments

In a letter filed with the FCC on July 26, 2019, we voluntarily committed to deploy a nationwide 5G broadband network and meet revised timelines relating to the build-out of our AWS-4, Lower 700 MHz E Block, AWS H Block and 600 MHz spectrum assets, subject to certain penalties. Pursuant to these commitments, we requested multi-year extensions to deploy our AWS-4, Lower 700 MHz E Block, and AWS H Block spectrum, and we have committed to build-out our 600 MHz licenses on an accelerated schedule to better align with our 5G deployment. We have also committed to offer 5G broadband service to certain population coverage targets, along with minimum core network, tower and spectrum use targets, and have waived our right to deploy any technology of our choice under the FCC’s “flexible use” rules with respect to these spectrum bands. Failure to meet the various commitments would require us to pay voluntary contributions totaling up to $2.2 billion to the FCC and would subject certain licenses in the AWS-4, Lower 700 MHz E Block, and AWS H Block spectrum to forfeiture. We have also agreed not to sell our AWS-4 and 600 MHz spectrum for six years without prior DOJ and FCC approval (unless such sale is part of a change of control of DISH Network).

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

Beginning on November 5, 2019, the March 7, 2020 build-out deadline for both the AWS-4 and Lower 700 MHz E Block spectrum bands is tolled; however, if the Prepaid Business Sale is not consummated, the original deadline will be reinstated with extensions equal to the length of time the deadline was tolled. Except for the tolling of the March 2020 deadline, we may not receive the requested buildout extensions unless and until the Prepaid Business Sale closes.

Our 5G deployment commitments for each of the four spectrum bands are generally as follows:

●	With respect to the 600 MHz licenses, we committed to offer 5G broadband service to at least 70% of the U.S. population and to have deployed a core network no later than June 14, 2023, and to offer 5G broadband service to at least 75% of the population in each Partial Economic Area (which are service areas established by the FCC) no later than June 14, 2025. Note that these commitments are earlier than the current 600 MHz Final Build-Out Requirement date of June 2029. See Note 10 “Commitments and Contingencies – Commitments” in the Notes to our Condensed Consolidated Financial Statements for further information.
●	With respect to the AWS-4 licenses, we committed to offer 5G broadband service to at least 20% of the U.S. population and to have deployed a core network no later than June 14, 2022, and to offer 5G broadband service to at least 70% of the U.S. population no later than June 14, 2023.
●	With respect to the Lower 700 MHz E Block licenses, we committed to offer 5G broadband service to at least 20% of the U.S. population who are covered by such licenses and to have deployed a core network no later than June 14, 2022, and to offer 5G broadband service to at least 70% of the U.S. population who are covered by such licenses no later than June 14, 2023.
●	With respect to the AWS H Block licenses, we committed to offer 5G broadband service to at least 20% of the U.S. population and to have deployed a core network no later than June 14, 2022, and to offer 5G broadband service to at least 70% of the U.S. population no later than June 14, 2023.

Wireless

Beginning on November 5, 2019, the March 7, 2020 build-out deadline for both the AWS-4 and Lower 700 MHz E Block spectrum bands is tolled; however, if the Prepaid Business Sale is not consummated, the original deadlines (as discussed in Note 10 “Commitments and Contingencies – Commitments – Wireless – DISH Network Spectrum” in the Notes to our Condensed Consolidated Financial Statements) would be reinstated with extensions equal to the length of time the deadline was tolled. During October 2019, we paused work on our narrowband IoT deployment due to our March 2020 build-out deadlines being tolled. In light of, among other things, certain developments related to the Sprint-TMUS merger, during the first quarter 2020, we determined that the revision of certain of our buildout deadlines, as discussed above, was probable and, therefore, we no longer intend to complete our narrowband IoT deployment. We have issued RFI/Ps to various vendors in the wireless industry as we move forward with our 5G Network Deployment.

Since 2008, we have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets and made over $10 billion in non-controlling investments in certain entities, for a total of over $21 billion, as described further below. The $21 billion of investments related to wireless spectrum licenses described below does not include $5 billion of capitalized interest related to the carrying value of such licenses.  See Note 2 “Capitalized Interest” in the Notes to our Condensed Consolidated Financial Statements for further information on capitalized interest.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

DISH Network Spectrum

We have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets. These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. In March 2017, we notified the FCC that we planned to deploy a narrowband IoT network on certain of these wireless licenses, which was to be the First Phase. We expected to complete the First Phase by March 2020, with subsequent phases to be completed thereafter. We had entered into vendor contracts with multiple parties for, among other things, base stations, chipsets, modules, tower leases, the core network, RF design, and deployment services for the First Phase. Among other things, initial RF design in connection with the First Phase was complete, we had secured certain tower sites, and we were in the process of identifying and securing additional tower sites. The core network had been installed and commissioned. We installed the first base stations on sites in 2018 and were in the process of deploying the remaining base stations. During October 2019, we paused work on our narrowband IoT deployment due to our March 2020 build-out deadlines being tolled as discussed above. In light of, among other things, certain developments related to the Sprint-TMUS merger, during the first quarter 2020, we determined that the revision of certain of our buildout deadlines as discussed above was probable and, therefore, we no longer intend to complete our narrowband IoT deployment. As a result, we impaired certain assets that will not be utilized in our 5G Network Deployment, resulting in a $253 million non-cash impairment charge in “Impairment of long-lived assets” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  We have issued RFI/Ps to various vendors in the wireless industry as we move forward with our 5G Network Deployment.  We currently expect expenditures for our wireless projects to be between $250 million and $500 million during 2020, excluding capitalized interest. We currently expect expenditures for our 5G Network Deployment to be approximately $10 billion, excluding capitalized interest. We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.

Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly. In addition, as we consider our options for the commercialization of our wireless spectrum, we will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure. We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers. See Note 2 “Capitalized Interest” and Note 10 “Commitments and Contingencies – Commitments – Wireless – DISH Network Spectrum” in the Notes to our Condensed Consolidated Financial Statements for further information.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

The AWS-3 Licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. The Northstar Entities and/or the SNR Entities may need to raise significant additional capital in the future, which may be obtained from third party sources or from us, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential Northstar Re-Auction Payment and SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC. Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential Northstar Re-Auction Payment and SNR Re-Auction Payment, any loans, equity contributions or partnerships could vary significantly. See Note 10 “Commitments and Contingencies – Commitments – Wireless – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to our Condensed Consolidated Financial Statements for further information.

We may need to raise significant additional capital in the future to fund the efforts described above, which may not be available on acceptable terms or at all. There can be no assurance that we, the Northstar Entities and/or the SNR Entities will be able to develop and implement business models that will realize a return on these wireless spectrum licenses or that we, the Northstar Entities and/or the SNR Entities will be able to profitably deploy the assets represented by these wireless spectrum licenses, which may affect the carrying amount of these assets and our future financial condition or results of operations. See Note 10 “Commitments and Contingencies – Commitments – Wireless” in the Notes to our Condensed Consolidated Financial Statements for further information.

Availability of Credit and Effect on Liquidity

The ability to raise capital has generally existed for us despite economic weakness and uncertainty. While modest fluctuations in the cost of capital will not likely impact our current operational plans, significant fluctuations could have a material adverse effect on our business, results of operations and financial condition.

Debt Maturity

Our 5 1/8% Senior Notes with an aggregate principal balance of $1.1 billion were redeemed on May 1, 2020.

Off-Balance Sheet Arrangements

We generally do not engage in off-balance sheet financing activities.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three months ended March 31, 2020. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we are continually monitoring the COVID-19 pandemic and any potential impact to our internal controls.

PART II — OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS

See Note 10 “Commitments and Contingencies – Litigation” in the Notes to our Condensed Consolidated Financial Statements for information regarding certain legal proceedings in which we are involved.

Item 1A. RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2019 include a detailed discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID-19 pandemic and its impact on the economic environment generally, and on us specifically, have adversely impacted our business. Furthermore, any continuation or worsening of the pandemic and economic environment could have a material adverse effect on our business, financial condition and results of operations.

A novel strain of coronavirus which causes the disease COVID-19 has resulted in a worldwide health pandemic. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in global travel restrictions and business slowdowns or shutdowns. The COVID-19 pandemic has also created unanticipated circumstances and uncertainty, disruption, and significant volatility in the economic environment generally, which have and may continue to adversely affect our business operations and may materially and adversely affect our business, financial condition and results of operations.

As the COVID-19 pandemic continues, many of our customers are impacted by recommendations and/or mandates from federal, state, and local authorities to practice social distancing, to refrain from gathering in groups and, in some areas, to refrain from non-essential movements outside of their homes. Governmental authorities in affected regions are taking increasingly dramatic action in an effort to slow the spread of COVID-19. These recommendations and/or mandates have created reduced in person selling opportunities and a reduction in customers’ willingness to open direct mail marketing and allow our in-home technicians into their homes, which has had, and will continue to have, a negative impact on our gross subscriber activations. The removal of such recommendations and/or mandates may not change customers’ unwillingness to allow our in-home technicians into their homes. The impact from the COVID-19 pandemic on our business, financial condition and results of operations is currently uncertain and not predictable and will depend largely on future developments, including the duration and spread of the pandemic within the United States, the response by all levels of government in their efforts to contain the pandemic and to mitigate the economic disruptions, and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted. We cannot predict with certainty how long the COVID-19 pandemic will last or what other government responses may occur.

The following risks and uncertainties related to our business, among others, could be impacted and/or exacerbated by the COVID-19 pandemic and any resulting worsening of the economic environment:

●	We have faced, and could continue to face, fewer subscriber activations and increased subscriber churn rate as a result of the COVID-19 pandemic and the worsening of the global business and economic environment due to, among other things, the reduced ability to perform our in-home service operations due to the impact of social distancing, changes to interest rates, downturns in the housing market in the United States (including a decline in housing starts), higher unemployment, which could lead to a lack of consumer confidence and lower discretionary spending, and reduced on-premises operations of our commercial customers. For example, our commercial services have been impacted as many bars, restaurants, and other commercial establishments were recommended and/or mandated to suspend all non-essential “in-person” business operations. In addition, airlines and hotels significantly reduced operations as a result of government actions and/or lower consumer demand.

●	Our revenue comes from customers whose spending patterns may be affected by economic weakness and uncertainty, including any economic weakness and/or uncertainty related to the COVID-19 pandemic.

●	Weakness in the capital markets related to the COVID-19 pandemic could make it more difficult for us to satisfy our substantial long-term payment obligations, including, without limitation, payments related to our 5G Network Deployment, repayment and/or refinancing of existing indebtedness, payments related to certain litigation and other contractual obligations.

●	As a result of the COVID-19 pandemic and any resulting worsening of the global business and economic environment, we may not be able to make sufficient investments in staffing, training, information systems, and other initiatives, including in our call center and in-home service operations. For example, the COVID-19 pandemic forced us to reevaluate aspects of our business, particularly within In-Home Services, and caused us to reduce the size of our workforce.

●	As a result of the COVID-19 pandemic, a large portion of our employees are working remotely, which could have a material adverse effect on our information technology infrastructure and communications systems, and our ability to monitor, prevent and respond to system failures and/or cyber-attacks. The capacity, reliability and security of our information technology infrastructure (including our billing systems) and communications systems, or those of third parties that we use in our operations, are important to the operation of our current business, which would be significantly disrupted in the event of a system failure or cyber-attack.

●	Our supply chain has been impacted by COVID-19, and there could be significant and unanticipated interruptions and/or delays in our supply chain. Furthermore, we may not be able to diversify sources of supply in a timely manner to mitigate these interruptions and/or delays. These interruptions and/or delays in our supply chain could have a material adverse effect on our business, including our pay-TV operations, our ability to meet our build-out requirement deadlines for our wireless spectrum licenses and our 5G Network Deployment generally.

●	Our anticipated benefits from acquiring the Prepaid Business may be materially adversely affected by the COVID-19 pandemic and any resulting worsening of the global business and economic environment. The COVID-19 pandemic and any resulting worsening of the global business and economic environment could also materially adversely affect the integration process related to the Prepaid Business Sale resulting in, among other things, the loss of employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies.

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our Class A common stock from January 1, 2020 through March 31, 2020:

			Total Number of	Maximum Approximate
	Total		Shares Purchased	Dollar Value of Shares
	Number of	Average	as Part of Publicly	that May Yet be
	Shares	Price Paid	Announced	Purchased Under the
Period	Purchased	per Share	Programs	Programs (1)
	(In thousands, except share data)
January 1, 2020 - January 31, 2020	—	$—	—	$1,000,000
February 1, 2020 - February 29, 2020	—	$—	—	$1,000,000
March 1, 2020 - March 31, 2020	—	$—	—	$1,000,000
Total	—		$—	$1,000,000

(1)	On October 28, 2019, our Board of Directors authorized stock repurchases of up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2020. Purchases under our repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors. We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

Item 6.EXHIBITS

(a)	Exhibits.

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

101*

The following materials from the Quarterly Report on Form 10-Q of DISH Network for the quarter ended March 31, 2020 filed on May 7, 2020, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

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

Date: May 7, 2020