Form 10-Q
period 2020-06-30
DISH Network CORP
filed 2020-08-07
CIK 1001082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020.

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

As of July 31, 2020, the registrant’s outstanding common stock consisted of 286,869,973 shares of Class A common stock and 238,435,208 shares of Class B common stock.

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

Competition and Economic Risks

●	As the pay-TV industry has matured and bundled offers combining video, broadband and/or wireless services have become more prevalent and competitive, we face intense and increasing competition from providers of video, broadband and/or wireless services, which may require us to further increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.

●	Changing consumer behavior and competition from digital media companies that provide or facilitate the delivery of video content via the Internet may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.

●	Economic weakness and uncertainty may adversely affect our ability to grow or maintain our business.

●	The COVID-19 pandemic and its impact on the economic environment generally, and on us specifically, have adversely impacted our business. Furthermore, any continuation or worsening of the pandemic and economic environment could have a material adverse effect on our business, financial condition and results of operations.

●	Our competitors may be able to leverage their relationships with programmers to reduce their programming costs and/or offer exclusive content that will place them at a competitive advantage to us.

●	Our over-the-top (“OTT”) SLING TV Internet-based services face certain risks, including, among others, significant competition.

●	If government regulations relating to the Internet change, we may need to alter the manner in which we conduct our SLING TV business, and/or incur greater operating expenses to comply with those regulations.

●	Changes in how network operators handle and charge for access to data that travels across their networks could adversely impact our business.

●	We face increasing competition from other distributors of unique programming services such as foreign language, sports programming and original content that may limit our ability to maintain subscribers that desire these unique programming services.

i

Operational and Service Delivery Risks

●	If our operational performance and customer satisfaction were to deteriorate, our subscriber activations and our subscriber churn rate may be negatively impacted, which could in turn adversely affect our revenue.

●	If our subscriber activations decrease, or if our subscriber churn rate, subscriber acquisition costs or retention costs increase, our financial performance will be adversely affected.

●	Programming expenses are increasing and may adversely affect our future financial condition and results of operations.

●	We depend on others to provide the programming that we offer to our subscribers and, if we fail to obtain or lose access to certain programming, our subscriber activations and our subscriber churn rate may be negatively impacted.

●	We may not be able to obtain necessary retransmission consent agreements at acceptable rates, or at all, from local network stations.

●	We may be required to make substantial additional investments to maintain competitive programming offerings.

●	Any failure or inadequacy of our information technology infrastructure and communications systems or those of third parties that we use in our operations, including, without limitation, those caused by cyber-attacks or other malicious activities, could disrupt or harm our business.

●	Through the MNSA, we depend on NTM in providing services to our retail wireless customers, and any system failure related to NTM’s wireless network, interruption in the services provided by NTM and/or the termination of the MNSA could negatively impact our subscriber activations and our subscriber churn rate, which in turn could have a material adverse effect on our business, financial condition and results of operations.

●	Technology in the pay-TV industry changes rapidly, and our success may depend in part on our timely introduction and implementation of, and effective investment in, new competitive products and services, and our failure to do so could cause our products and services to become obsolete and could negatively impact our business.

●	We rely on a single vendor or a limited number of vendors to provide certain key products or services to us such as information technology support, billing systems and security access devices, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.

●	We rely on a few suppliers and in some cases a single supplier for many components of our new set-top boxes, and any reduction or interruption in supplies or significant increase in the price of supplies could have a negative impact on our business.

●	Our programming signals are subject to theft, and we are vulnerable to other forms of fraud that could require us to make significant expenditures to remedy.

●	We depend on independent third parties to solicit orders for our DISH TV services that represent a meaningful percentage of our total gross new DISH TV subscriber activations.

●	We have limited satellite capacity and failures or reduced capacity could adversely affect our DISH TV services.

●	Our owned and leased satellites are subject to construction, launch, operational and environmental risks that could limit our ability to utilize these satellites.

●	Satellite anomalies or technological failures could adversely affect the value of a particular satellite or result in a complete loss. Some of the satellites acquired pursuant to the Master Transaction Agreement have experienced anomalies that may affect their useful lives or prohibit us from operating them to their currently expected capacity, and one or more of the satellites may suffer a technological failure, either of which could have an adverse effect on our business, financial condition and results of operations.

●	We generally do not carry commercial in-orbit insurance on any of the satellites that we own and could face significant impairment charges if any of our owned satellites fail.

●	We may have potential conflicts of interest with EchoStar Corporation (“EchoStar”) due to our common ownership and management.

●	We rely on key personnel and the loss of their services may negatively affect our business.

Acquisition and Capital Structure Risks

●	We have made substantial investments to acquire certain wireless spectrum licenses and other related assets. In addition, we have made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses.

●	We face certain risks related to our non-controlling investments in the Northstar Entities and the SNR Entities, which may have a material adverse effect on our business, results of operations and financial condition.

●	To the extent that we commercialize our wireless spectrum licenses, we will face certain risks entering and competing in the wireless services industry and operating a wireless services business.

●	Our wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. The failure to meet such build-out and/or renewal requirements may have a material adverse effect on our business, results of operations and financial condition.

●	We rely on highly skilled personnel for our wireless business, including without limitation our ability to meet build-out requirements, and if we are unable to hire and retain key personnel or hire qualified personnel then our wireless business may be adversely affected.

●	We may fail to realize all of the anticipated benefits of the Prepaid Business Sale.

●	The integration of the BSS Business may not be as successful as anticipated.

●	We may fail to realize all of the anticipated benefits of the Master Transaction Agreement.

●	Despite the acquisition of additional satellites acquired pursuant to the Master Transaction Agreement, we continue to have limited satellite capacity, and failures or reduced capacity could adversely affect our DISH TV services.

●	Current DISH Network stockholders have reduced ownership and voting interest in and exercise less influence over management of DISH Network following the closing of the Master Transaction Agreement.

●	If we were to take certain actions that could cause the Distribution to become taxable to EchoStar, we may be required to indemnify EchoStar for any resulting tax liability, and the indemnity amounts could be substantial.

●	We may pursue acquisitions and other strategic transactions to complement or expand our business that may not be successful, and we may lose up to the entire value of our investment in these acquisitions and transactions.

●	We may need additional capital, which may not be available on acceptable terms or at all, to continue investing in our business and to finance acquisitions and other strategic transactions.

●	We have substantial debt outstanding and may incur additional debt.

●	The conditional conversion features of our 3 3/8% Convertible Notes due 2026 (the “Convertible Notes due 2026”) and our 2 3/8% Convertible Notes due 2024 (the “Convertible Notes due 2024,” and collectively with the Convertible Notes due 2026, the “Convertible Notes”), if triggered, may adversely affect our financial condition.

●	The convertible note hedge and warrant transactions that we entered into in connection with the offering of the Convertible Notes due 2026 may affect the value of the Convertible Notes due 2026 and our Class A common stock.

●	We are subject to counterparty risk with respect to the convertible note hedge transactions.

●	From time to time a portion of our investment portfolio may be invested in securities that have limited liquidity and may not be immediately accessible to support our financing needs, including investments in public companies that are highly speculative and have experienced and continue to experience volatility.

●	It may be difficult for a third party to acquire us, even if doing so may be beneficial to our shareholders, because of our ownership structure.

●	We are controlled by one principal stockholder who is also our Chairman.

Legal and Regulatory Risks

●	The rulings in the Telemarketing litigation requiring us to pay up to an aggregate amount of $280 million and imposing certain injunctive relief against us, if upheld, would have a material adverse effect on our cash, cash equivalents and marketable investment securities balances and our business operations.

●	Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.

●	We are, and may become, party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.

●	Our ability to distribute video content via the Internet, including our SLING TV services, involves regulatory risk.

●	Changes in the Cable Act of 1992 (“Cable Act”), and/or the rules of the Federal Communications Commission (“FCC”) that implement the Cable Act, may limit our ability to access programming from cable-affiliated programmers at nondiscriminatory rates.

●	The injunction against our retransmission of distant networks, which is currently waived, may be reinstated.

●	We are subject to significant regulatory oversight, and changes in applicable regulatory requirements, including any adoption or modification of laws or regulations relating to the Internet, could adversely affect our business.

●	Our DISH TV services depend on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

●	We are subject to digital high-definition (“HD”) “carry-one, carry-all” requirements that cause capacity constraints.

●	Our business, investor confidence in our financial results and stock price may be adversely affected if our internal controls are not effective.

●	We may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).

Other factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and in Part I, Item 1A of our most recent Annual Report on Form 10-K (the “10-K”) filed with the SEC, those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in the 10-K and those discussed in other documents we file with the SEC.  All cautionary statements made or referred to herein should be read as being applicable to all forward-looking statements wherever they appear.  Investors should consider the risks and uncertainties described or referred to herein and should not place undue reliance on any forward-looking statements.  The forward-looking statements speak only as of the date made, and we expressly disclaim any obligation to update these forward-looking statements.

v

Item 1. FINANCIAL STATEMENTS

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	June 30,	December 31,
	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$2,589,817	$2,443,643
Marketable investment securities	40,202	416,704
Trade accounts receivable, net of allowance for credit losses and allowance for doubtful accounts of $49,068 and $19,280, respectively	531,827	588,358
Inventory	315,369	322,898
Other current assets	631,359	243,497
Total current assets	4,108,574	4,015,100

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	61,349	61,067
Property and equipment, net	2,271,425	2,706,182
FCC authorizations	26,431,094	25,779,503
Other investment securities	147,863	160,074
Operating lease assets	113,852	144,330
Other noncurrent assets, net	363,317	364,679
Total noncurrent assets	29,388,900	29,215,835
Total assets	$33,497,474	$33,230,935

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Trade accounts payable	$372,266	$280,645
Deferred revenue and other	659,500	681,484
Accrued programming	1,683,468	1,308,531
Accrued interest	226,390	236,087
Other accrued expenses	765,176	817,978
Current portion of long-term debt and finance lease obligations	2,073,410	1,171,366
Total current liabilities	5,780,210	4,496,091

Long-Term Obligations, Net of Current Portion:
Long-term debt and finance lease obligations, net of current portion	10,985,852	12,968,229
Deferred tax liabilities	2,992,146	2,870,655
Operating lease liabilities	77,713	84,795
Long-term deferred revenue and other long-term liabilities	896,201	695,018
Total long-term obligations, net of current portion	14,951,912	16,618,697
Total liabilities	20,732,122	21,114,788

Commitments and Contingencies (Note 10)

Redeemable noncontrolling interests (Note 2)	605,815	552,075

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 286,125,660 and 284,603,818 shares issued and outstanding, respectively	2,862	2,846
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Additional paid-in capital	5,019,179	4,947,007
Accumulated other comprehensive income (loss)	(2,664)	(18)
Accumulated earnings (deficit)	7,137,744	6,612,302
Total DISH Network stockholders’ equity (deficit)	12,159,505	11,564,521
Noncontrolling interests	32	(449)
Total stockholders’ equity (deficit)	12,159,537	11,564,072
Total liabilities and stockholders’ equity (deficit)	$33,497,474	$33,230,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue:
Subscriber-related revenue	$3,149,813	$3,162,572	$6,315,854	$6,310,342
Equipment sales and other revenue	37,277	48,740	88,625	88,114
Total revenue	3,187,090	3,211,312	6,404,479	6,398,456

Costs and Expenses (exclusive of depreciation shown separately below - Note 7):
Subscriber-related expenses	1,884,743	2,000,961	3,845,409	4,005,968
Satellite and transmission expenses	71,406	138,008	146,258	277,509
Cost of sales - equipment and other	29,319	51,073	71,029	91,457
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies	1,159	3,007	10,048	9,524
Other subscriber acquisition costs	109,055	108,289	222,957	188,764
Subscriber acquisition advertising	89,510	126,782	220,592	233,689
Total subscriber acquisition costs	199,724	238,078	453,597	431,977
General and administrative expenses	212,124	202,758	431,096	401,672
Depreciation and amortization (Note 7)	152,124	149,702	318,944	302,841
Impairment of long-lived assets (Note 2)	—	—	356,418	—
Total costs and expenses	2,549,440	2,780,580	5,622,751	5,511,424

Operating income (loss)	637,650	430,732	781,728	887,032

Other Income (Expense):
Interest income	5,578	18,476	19,794	33,643
Interest expense, net of amounts capitalized	(11,494)	(5,650)	(27,100)	(11,571)
Other, net	16	2,832	1,608	11,920
Total other income (expense)	(5,900)	15,658	(5,698)	33,992

Income (loss) before income taxes	631,750	446,390	776,030	921,024
Income tax (provision) benefit, net	(151,344)	(105,824)	(196,350)	(219,159)
Net income (loss)	480,406	340,566	579,680	701,865
Less: Net income (loss) attributable to noncontrolling interests, net of tax	28,063	23,523	54,238	45,061
Net income (loss) attributable to DISH Network	$452,343	$317,043	$525,442	$656,804

Weighted-average common shares outstanding - Class A and B common stock:
Basic	524,292	469,655	523,722	468,809
Diluted	582,619	527,983	582,071	527,107

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$0.86	$0.68	$1.00	$1.40
Diluted net income (loss) per share attributable to DISH Network	$0.78	$0.60	$0.90	$1.25

Comprehensive Income (Loss):
Net income (loss)	$480,406	$340,566	$579,680	$701,865
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,521)	138	(3,146)	185
Unrealized holding gains (losses) on available-for-sale debt securities	167	385	(41)	1,391
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(54)	(296)	(54)	(296)
Deferred income tax (expense) benefit, net	546	(21)	595	(257)
Total other comprehensive income (loss), net of tax	(2,862)	206	(2,646)	1,023
Comprehensive income (loss)	477,544	340,772	577,034	702,888
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	28,063	23,523	54,238	45,061
Comprehensive income (loss) attributable to DISH Network	$449,481	$317,249	$522,796	$657,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

			Accumulated
	Class A and B	Additional	Other	Accumulated			Redeemable
	Common	Paid-In	Comprehensive	Earnings	Noncontrolling		Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Interests	Total	Interests
Balance, December 31, 2018	$4,679	$3,379,093	$(874)	$5,212,790	$(1,499)	$8,594,189	$460,068
Issuance of Class A common stock:
Exercise of stock awards	—	227	—	—	—	227	—
Employee Stock Purchase Plan	2	4,520	—	—	—	4,522	—
Non-cash, stock-based compensation	—	11,537	—	—	—	11,537	—
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	1,006	—	—	1,006	—
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	(236)	—	—	(236)	—
Foreign currency translation	—	—	47	—	—	47	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	164	164	21,374
Net income (loss) attributable to DISH Network	—	—	—	339,761	—	339,761	—
Balance, March 31, 2019	$4,681	$3,395,377	$(57)	$5,552,551	$(1,335)	$8,951,217	$481,442
Issuance of Class A common stock:
Exercise of stock awards	6	18,620	—	—	—	18,626	—
Employee benefits	11	26,993	—	—	—	27,004	—
Employee Stock Purchase Plan	1	4,040	—	—	—	4,041	—
Non-cash, stock-based compensation	—	12,105	—	—	—	12,105	—
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	89	—	—	89	—
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	(21)	—	—	(21)	—
Foreign currency translation	—	—	138	—	—	138	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	269	269	23,254
Net income (loss) attributable to DISH Network	—	—	—	317,043	—	317,043	—
Balance, June 30, 2019	$4,699	$3,457,135	$149	$5,869,594	$(1,066)	$9,330,511	$504,696

Balance, December 31, 2019	$5,230	$4,947,007	$(18)	$6,612,302	$(449)	$11,564,072	$552,075
Issuance of Class A common stock:
Exercise of stock awards	—	395	—	—	—	395	—
Employee Stock Purchase Plan	3	5,127	—	—	—	5,130	—
Non-cash, stock-based compensation	—	16,418	—	—	—	16,418	—
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	(208)	—	—	(208)	—
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	49	—	—	49	—
Foreign currency translation	—	—	375	—	—	375	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	263	263	—
Net income (loss) attributable to DISH Network	—	—	—	73,099	—	73,099	25,912
Balance, March 31, 2020	$5,233	$4,968,947	$198	$6,685,401	$(186)	$11,659,593	$577,987
Issuance of Class A common stock:
Exercise of stock awards	3	(663)	—	—	—	(660)	—
Employee benefits	8	28,293				28,301
Employee Stock Purchase Plan	2	4,209	—	—	—	4,211	—
Non-cash, stock-based compensation	—	18,393	—	—	—	18,393	—
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	113	—	—	113	—
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	546	—	—	546	—
Foreign currency translation	—	—	(3,521)	—	—	(3,521)	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	235	235	—
Net income (loss) attributable to DISH Network	—	—	—	452,343	—	452,343	27,828
Other	—	—	—	—	(17)	(17)	—
Balance, June 30, 2020	$5,246	$5,019,179	$(2,664)	$7,137,744	$32	$12,159,537	$605,815

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2020	2019
Cash Flows From Operating Activities:
Net income (loss)	$579,680	$701,865
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	318,944	302,841
Impairment of long-lived assets (Note 2)	356,418	—
Realized and unrealized losses (gains) on investments	(90)	(3,455)
Non-cash, stock-based compensation	34,811	23,642
Deferred tax expense (benefit)	122,086	114,033
Allowance for credit losses and allowance for doubtful accounts, respectively	29,788	1,109
Change in long-term deferred revenue and other long-term liabilities	103,927	(5,177)
Other, net	7,867	(19,425)
Changes in current assets and current liabilities, net	157,465	230,886
Net cash flows from operating activities	1,710,896	1,346,319

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(432,173)	(512,742)
Sales and maturities of marketable investment securities	807,569	868,069
Purchases of property and equipment	(196,717)	(281,722)
Capitalized interest related to FCC authorizations (Note 2)	(403,512)	(445,684)
Purchases of FCC authorizations, including deposits (Note 10)	(134,602)	(6,734)
Other, net	(78,116)	17,243
Net cash flows from investing activities	(437,551)	(361,570)

Cash Flows From Financing Activities:
Redemption and repurchases of senior notes	(1,100,000)	(22,365)
Repayment of long-term debt and finance lease obligations	(35,576)	(11,506)
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	9,076	27,416
Other, net	1	49,501
Net cash flows from financing activities	(1,126,499)	43,046

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	146,846	1,027,795
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 5)	2,504,320	887,924
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 5)	$2,651,166	$1,915,719

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

Pay-TV

We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, FCC licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear streaming OTT Internet-based domestic, international and Latino video programming services (“SLING TV”). As of June 30, 2020, we had 11.272 million Pay-TV subscribers in the United States, including 9.017 million DISH TV subscribers and 2.255 million SLING TV subscribers.

Recent Developments

Sprint Asset Acquisition

Asset Purchase Agreement

On July 26, 2019, we entered into an Asset Purchase Agreement (the “APA”) with T-Mobile US, Inc. (“TMUS”) and Sprint Corporation (“Sprint” and together with TMUS, the “Sellers” and given the consummation of the Sprint-TMUS merger, sometimes referred to as “NTM”) to acquire from NTM certain assets and liabilities associated with Sprint’s Boost Mobile and Sprint-branded prepaid mobile services businesses (the “Prepaid Business”) for an aggregate purchase price of $1.4 billion as adjusted for specific categories of net working capital on the Closing Date (the “Prepaid Business Sale”). Effective July 1, 2020 (the “Closing Date”), upon the terms and subject to the conditions set forth in the APA and in accordance with the Final Judgment (as defined below), we and NTM completed the Prepaid Business Sale.

Our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the quarter ending September 30, 2020 will include the results of the Prepaid Business from the Closing Date forward.  Our Condensed Consolidated Balance Sheets for the quarter ending September 30, 2020 will include the assets and liabilities of the Prepaid Business, which will be appraised by a third-party, and will include various assumptions in determining fair value.  These assets and liabilities may include intangible assets associated with the MNSA, the Option Agreement, the Spectrum Purchase Agreement, and the TSA, each as further discussed below.  Pursuant to certain accounting rules, the purchase price for the acquisition of the Prepaid Business will be adjusted for, among other things, specific categories of net working capital and certain payments from third parties.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

In connection with the Prepaid Business Sale and the consummation of the Sprint-TMUS merger, we, TMUS, Sprint, Deutsche Telekom AG (“DT”) and SoftBank Group Corporation (“SoftBank”) came to an agreement with the United States Department of Justice (the “DOJ”) on key terms and approval of the Transaction Agreements (as defined below) and our wireless service business and spectrum. On July 26, 2019, we, TMUS, Sprint, DT and SoftBank (collectively, the “Defendants”) entered into a Stipulation and Order (the “Stipulation and Order”) with the DOJ binding the Defendants to a Proposed Final Judgment (the “Proposed Final Judgment”) which memorialized the agreement between the DOJ and the Defendants. The Stipulation and Order and the Proposed Final Judgment were filed in the United States District Court for the District of Columbia (the “District Court”) on July 26, 2019 and on April 1, 2020, the Proposed Final Judgment was entered with the District Court (the Proposed Final Judgment as so entered with the District Court, the “Final Judgment”) and the Sellers consummated the Sprint-TMUS merger.

The term of the Final Judgment is seven years from the date of its entry with the District Court or five years if the DOJ gives notice that the divestitures, build-outs and other requirements have been completed to its satisfaction. A Monitoring Trustee has been appointed by the District Court that has the power and authority to monitor the Defendants’ compliance with the Final Judgment and settle disputes among the Defendants regarding compliance with the provisions of the Final Judgment and may recommend action to the DOJ in the event a party fails to comply with the Final Judgment.

Also in connection with the closing of the Prepaid Business Sale, we and NTM entered into a transition services agreement under which we will receive certain transitional services (the “TSA”), a master network services agreement for the provision of network services by NTM to us (the “MNSA”), an option agreement entitling us to acquire certain decommissioned cell sites and retail stores of NTM (the “Option Agreement”) and an agreement under which we would purchase all of Sprint’s 800 MHz spectrum licenses, totaling approximately 13.5 MHz of nationwide wireless spectrum for an additional approximately $3.59 billion (the “Spectrum Purchase Agreement” and together with the APA, the TSA, the MNSA and the Option Agreement, the “Transaction Agreements”). See Note 10 for further information on the Transaction Agreements.

Agreement with the DOJ: The Stipulation and Order and the Final Judgment

Certain of the provisions of the Stipulation and Order and the Final Judgment are also reflected in the terms of the Transaction Agreements. In addition to the terms reflected in the Transaction Agreements, the Stipulation and Order and the Final Judgment provide for other rights and obligations of the Sellers and us, including the following:

●	For a period of one year after the Closing Date, if we determine that certain assets not included in the divestiture were previously used by the Prepaid Business and are reasonably necessary for the continued competitiveness of the Prepaid Business, subject to certain carve-outs, we may request that such assets be transferred to us, which the DOJ can approve or deny in its sole discretion.
●	Within one year of the Closing Date, we are required to offer nationwide postpaid retail mobile wireless service.
●	If we elect not to purchase the 800 MHz licenses pursuant to the Spectrum Purchase Agreement, we must pay $360 million (equal to 10% of the Spectrum Purchase Agreement purchase price) to the United States. However, we will not be required to make such payment if we have deployed a core network and offered 5G service to at least 20% of the U.S. population within three years of the Closing Date.
●	If we buy the 800 MHz spectrum pursuant to the Spectrum Purchase Agreement but fail to deploy all of the 800 MHz spectrum licenses for use in the provision of retail mobile wireless services by the expiration of the Final Judgment, the DOJ may require us to forfeit to the FCC any of the 800 MHz licenses for spectrum that are not being used to provide retail mobile wireless services, unless we are already providing nationwide retail wireless service.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

●	We and NTM must negotiate in good faith to reach an agreement for NTM to lease some or all of our 600 MHz spectrum licenses for deployment to retail consumers by NTM. We and NTM must report on the status of the negotiations within 90 days after the filing of the Final Judgment. If no agreement has been reached by 180 days following the filing of the Final Judgment, the DOJ may resolve any dispute in its sole discretion, provided that such resolution must be on commercially reasonable terms to both parties. Since it has been 180 days since the filing of the Final Judgment, we are waiting a decision from the DOJ.
●	We and NTM must agree to support eSIM technology on smartphones.
●	The Sellers must introduce the suppliers and distributors of the Prepaid Business to us and the Sellers may not interfere in our negotiations with such suppliers and distributors.
●	On the first day of the fiscal quarter following the entry of the Final Judgment and of each 180-day period thereafter, we will be obligated to provide the DOJ with a description of our deployment efforts over the prior quarter including: (i) the number of towers and small cells deployed, (ii) the spectrum bands on which we have deployed equipment, (iii) progress in obtaining devices that operate on our spectrum frequencies, (iv) POPs coverage of our network, (v) the number of our mobile wireless subscriptions, (vi) the amount of traffic transmitted to our subscribers using our network and using NTM’s network, and (vii) whether there are or have been any efforts by NTM to interfere with our efforts to deploy and operate our network.
●	We cannot sell, lease or otherwise provide the right to use any of the divested assets to any national facilities-based mobile wireless provider and may not sell any of the divested assets or similar assets back to TMUS during the term of the Final Judgment, except that we may lease back to NTM up to 4 MHz of the 800 MHz spectrum we will acquire (as discussed above).
●	We must comply with the June 14, 2023 AWS-4, Lower 700 MHz E Block, AWS H Block, and nationwide 5G broadband network build-out commitments made to the FCC, subject to verification by the FCC (as described below). If we fail to comply with such build-out commitments, we may be subject to civil contempt in addition to the substantial voluntary contributions and license forfeitures described below if we fail to meet these commitments (as described below).

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Upon the FCC issuing its Order effectuating these commitments, our 5G deployment commitments for each of the four spectrum bands will be generally as set forth below. We cannot predict with any degree of certainty the timing of the FCC issuing its Order effectuating these commitments.

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

Wireless

Since 2008, we have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets and made over $10 billion in non-controlling investments in certain entities, for a total of over $21 billion. The $21 billion of investments related to wireless spectrum licenses does not include $5 billion of capitalized interest related to the carrying value of such licenses.  See Note 2 for further information on capitalized interest.

DISH Network Spectrum

We have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets. These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. In March 2017, we notified the FCC that we planned to deploy a narrowband IoT network on certain of these wireless licenses, which was to be the first phase of our network deployment (“First Phase”). We expected to complete the First Phase by March 2020, with subsequent phases to be completed thereafter. In light of, among other things, certain developments related to the Sprint-TMUS merger, during the first quarter 2020, we determined that the revision of certain of our build-out deadlines was probable and, therefore, we no longer intended to complete our narrowband IoT deployment. As a result, during the first quarter 2020, we impaired certain assets that would not be utilized in our 5G broadband network deployment (“5G Network Deployment”), resulting in a $253 million non-cash impairment charge in “Impairment of long-lived assets” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  We have issued RFI/Ps to various vendors in the wireless industry as we move forward with our 5G Network Deployment. We currently expect expenditures for our wireless projects to be between $250 million and $500 million during 2020, excluding capitalized interest. We currently expect expenditures for our 5G Network Deployment to be approximately $10 billion, excluding capitalized interest. We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses. Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.

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

As of June 30, 2020 and December 31, 2019, Northstar Manager’s ownership interest in Northstar Spectrum and SNR Management’s ownership interest in SNR HoldCo was $606 million and $552 million, respectively, recorded as “Redeemable noncontrolling interests” on our Condensed Consolidated Balance Sheets.

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

All debt securities are classified as available-for-sale and are recorded at fair value. Historically, we reported temporary unrealized gains and losses as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit),” net of related deferred income tax on our Condensed Consolidated Balance Sheets. Subsequent to the adoption of ASU 2016-13 Financial Instruments – Credit Losses, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) during the first quarter of 2020, we report the temporary unrealized gains and losses related to changes in market conditions of marketable debt securities as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit),” net of related deferred income tax on our Condensed Consolidated Balance Sheets. The corresponding changes in the fair value of marketable debt securities, which are determined to be company specific credit losses are recorded in “Other, net” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). We evaluate our debt investment portfolio to determine whether declines in the fair value of these securities are related to credit loss. Management estimates credit losses on marketable debt securities utilizing a credit loss impairment model on a quarterly basis. We estimate the expected credit losses, measured over the contractual life of marketable debt securities considering relevant issuer specific factors, including, but not limited to, a decrease in credit ratings or an entities ability to pay.

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

In determining the allowance for credit losses, management groups similar types of financial assets with consistent risk characteristics. Pools identified by management include but are not limited to residential customers, commercial customers and advertising services. The risk characteristics of the financial asset portfolios are monitored by management and reviewed periodically. The forecasts for future economic conditions are based on several factors including, but not limited to, changes in the unemployment rate, external economic forecasts and current collection rates. Our estimates of the allowance for credit losses may not be indicative of our actual credit losses requiring additional charges to be incurred to reflect the actual amount collected.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

DBS Satellites. We currently evaluate our DBS satellite fleet for impairment as one asset group whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We do not believe any triggering event has occurred which would indicate impairment as of June 30, 2020 or December 31, 2019. We will continue to monitor the DBS satellite fleet for indicators of impairment, including monitoring the impact of the COVID-19 pandemic on all aspects of our business.

AWS-4 Satellites. We currently evaluate our AWS-4 satellite fleet for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. In light of, among other things, certain developments related to the Sprint-TMUS merger, during the first quarter 2020, we determined that revisions to the AWS-4 build-out deadlines were probable, which we determined to be a triggering event. Accordingly, we quantitatively assessed the value of the AWS-4 satellites (T1 and D1) and wrote down the fair value of the satellites to their estimated fair value of zero, resulting in a $103 million non-cash impairment charge in “Impairment of long-lived assets” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). We did not believe any triggering event occurred which would indicate impairment as of December 31, 2019. See Note 7 for further information.

Narrowband IoT network. As discussed in Note 10, we were in the process of deploying a narrowband IoT network. We paused work on the narrowband IoT deployment in October 2019. In light of, among other things, certain developments related to the Sprint-TMUS merger, during the first quarter 2020, we determined that the revision of certain of our build-out deadlines were probable. Based on this, we no longer intended to complete our narrowband IoT deployment, which we considered a triggering event. As such, during the first quarter 2020, we reviewed the capitalized costs of equipment, labor and other assets related to the narrowband IoT deployment, including our operating lease assets, and impaired those items that would not be utilized in our ongoing 5G Network Deployment, resulting in a $253 million non-cash impairment charge in “Impairment of long-lived assets” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 7 and Note 8 for further information.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Impairment of long-lived assets recorded during the first quarter 2020 consisted of the following:

For the Six Months Ended
June 30, 2020
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

We are currently preparing for the commercialization of our AWS-4, H Block, 700 MHz, 600 MHz and MVDDS wireless spectrum licenses, and interest expense related to their carrying amount is being capitalized. In addition, the FCC has granted certain AWS-3 Licenses to Northstar Wireless and to SNR Wireless, respectively, in which we have made certain non-controlling investments. Northstar Wireless and SNR Wireless are preparing for the commercialization of their AWS-3 Licenses and interest expense related to their carrying amount is also being capitalized. As the carrying amount of the licenses, discussed above, exceeded the carrying value of our long-term debt and finance lease obligations, materially all of our interest expense is being capitalized.

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

As of June 30, 2020 and December 31, 2019, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses or net of allowance for doubtful accounts) and current liabilities (excluding the “Current portion of long-term debt and finance lease obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates. See Note 5 for the fair value of our marketable investment securities and derivative financial instruments.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Contract Balances

The timing of revenue recognition generally differs from the timing of invoicing to customers. When revenue is recognized prior to invoicing, we record a receivable. When revenue is recognized subsequent to invoicing, we record deferred revenue. Our residential video subscribers are typically billed monthly, and the contract balances for those customers arise from the timing of the monthly billing cycle. We do not adjust the amount of consideration for financing impacts as we apply a practical expedient when we anticipate that the period between transfer of goods and services and eventual payment for those goods and services will be less than one year. See Note 12 for further information, including balance and activity detail about our allowance for credit losses and deferred revenue related to contracts with subscribers.

Assets Recognized Related to the Costs to Obtain a Contract with a Subscriber

We recognize an asset for the incremental costs of obtaining a contract with a subscriber if we expect the benefit of those costs to be longer than one year.  We have determined that certain sales incentive programs, including those with our independent third-party retailers, meet the requirements to be capitalized, and payments made under these programs are capitalized and amortized to expense over the estimated subscriber life.  During the three months ended June 30, 2020 and 2019, we capitalized $44 million and $55 million, respectively, under these programs.  The amortization expense related to these programs was $29 million and $17 million for the three months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020 and 2019, we capitalized $82 million and $92 million, respectively, under these programs. The amortization expense related to these programs was $56 million and $31 million for the six months ended June 30, 2020 and 2019, respectively.  As of June 30, 2020 and December 31, 2019, we had a total of $326 million and $300 million, respectively, capitalized on our Condensed Consolidated Balance Sheets.  These amounts are capitalized in “Other current assets” and “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets, and then amortized in “Other subscriber acquisition costs” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Leases

We enter into operating and finance leases for, among other things, satellites, office space, warehouses and distribution centers, vehicles, wireless towers and other equipment. Our leases have remaining lease terms from one to seven years, some of which include renewal options, and some of which include options to terminate the leases within one year.

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

For equipment leased to new and existing DISH TV subscribers, we made an accounting policy election to combine the equipment with our programming services as a single performance obligation in accordance with the revenue recognition guidance as the programming services are the predominant component. The revenue related to equipment leased to new and existing DISH TV subscribers would have otherwise been accounted for as an operating lease.

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

Research and Development

Research and development costs are expensed as incurred. Research and development costs totaled $5 million and $6 million for the three months ended June 30, 2020 and 2019, respectively. Research and development costs totaled $11 million for each of the six months ended June 30, 2020 and 2019.

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

The following table presents EPS amounts for all periods and the basic and diluted weighted-average shares outstanding used in the calculation.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(In thousands, except per share amounts)
Net income (loss)	$480,406	$340,566	$579,680	$701,865
Less: Net income (loss) attributable to noncontrolling interests, net of tax	28,063	23,523	54,238	45,061
Net income (loss) attributable to DISH Network - Basic	452,343	317,043	525,442	656,804
Interest on dilutive Convertible Notes, net of tax (1)	—	—	—	—
Net income (loss) attributable to DISH Network - Diluted	$452,343	$317,043	$525,442	$656,804

Weighted-average common shares outstanding - Class A and B common stock:
Basic (2)	524,292	469,655	523,722	468,809
Dilutive impact of Convertible Notes	58,192	58,192	58,192	58,192
Dilutive impact of stock awards outstanding	135	136	157	106
Diluted	582,619	527,983	582,071	527,107

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$0.86	$0.68	$1.00	$1.40
Diluted net income (loss) per share attributable to DISH Network	$0.78	$0.60	$0.90	$1.25

(1)	For both the three and six months ended June 30, 2020 and 2019, materially all of our interest expense was capitalized. See Note 2 for further information.
(2)	The increase resulted from the Master Transaction Agreement, as discussed in Note 13, and the stock rights offering as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

	As of June 30,
	2020	2019

	(In thousands)
Anti-dilutive stock awards	6,570	5,115
Performance based options (1)	6,618	8,582
Restricted Performance Units/Awards (1)	1,146	1,589
Common stock warrants	46,029	46,029
Total	60,363	61,315

(1)	The decrease primarily resulted from certain performance based options and Restricted Performance Units/Awards that vested during the three months ended June 30, 2020.

4.Supplemental Data - Statements of Cash Flows

The following table presents certain supplemental cash flow and other non-cash data. See Note 8 for supplemental cash flow and non-cash data related to leases.

	For the Six Months Ended
	June 30,
	2020	2019

	(In thousands)
Cash paid for interest (including capitalized interest)	$404,158	$445,713
Cash received for interest	5,153	12,962
Cash paid for income taxes	4,294	18,350
Capitalized interest (1)	451,026	500,222
Employee benefits paid in Class A common stock	28,301	27,004
Reclassification of a receivable from noncurrent to current	—	140,810
Tax impact of the CARES Act	97,256	—

(1)	See Note 2 for further information.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

5.	Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	June 30,	December 31,
	2020	2019

	(In thousands)
Marketable investment securities:
Current marketable investment securities:
Strategic - available-for-sale	$189	$196
Other	40,013	416,508
Total current marketable investment securities	40,202	416,704
Restricted marketable investment securities (1)	—	390
Total marketable investment securities	40,202	417,094

Restricted cash and cash equivalents (1)	61,349	60,677

Other investment securities:
Other investment securities	147,863	160,074
Total other investment securities	147,863	160,074

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$249,414	$637,845

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash, cash equivalents and marketable investment securities” on our Condensed Consolidated Balance Sheets.

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

Current Marketable Investment Securities – Strategic

Our current strategic marketable investment securities portfolio includes and may include strategic and financial debt and/or equity investments in private and public companies that are highly speculative and have experienced and continue to experience volatility. As of June 30, 2020, this portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers. The fair value of certain of the debt and equity securities in this portfolio can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of June 30, 2020 and December 31, 2019, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit and trusts.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Unrealized Gains (Losses) on Marketable Investment Securities

As of June 30, 2020 and December 31, 2019, we had zero accumulated net unrealized gains and/or losses and accumulated net unrealized gains of less than $1 million, respectively. These amounts, net of related tax effect, were zero accumulated net unrealized gains and/or losses and accumulated net unrealized gains of less than $1 million, respectively. All of these amounts are included in “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).” The components of our available-for-sale investments are summarized in the table below.

	As of June 30,				As of December 31,
	2020				2019
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net

	(In thousands)
Debt securities (including restricted):
U.S. Treasury and agency securities	$—	$—	$—	$—	$10,016	$32	$—	$32
Commercial paper	40,000	—	—	—	369,397	2	—	2
Corporate securities	—	—	—	—	28,796	4	(1)	3
Other	202	—	—	—	8,885	58	—	58
Total	$40,202	$—	$—	$—	$417,094	$96	$(1)	$95

As of June 30, 2020, restricted and non-restricted marketable investment securities included debt securities of $40 million with contractual maturities within one year. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	June 30, 2020				December 31, 2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(In thousands)
Cash equivalents (including restricted)	$2,604,019	$1,833,706	$770,313	$—	$2,436,545	$246,876	$2,189,669	$—

Debt securities (including restricted):
U.S. Treasury and agency securities	$—	$—	$—	$—	$10,016	$10,016	$—	$—
Commercial paper	40,000	—	40,000	—	369,397	—	369,397	—
Corporate securities	—	—	—	—	28,796	—	28,796	—
Other	202	—	13	189	8,885	—	8,689	196
Total	$40,202	$—	$40,013	$189	$417,094	$10,016	$406,882	$196

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Gains and Losses on Sales and Changes in Carrying Amounts of Investments

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Other, net:	2020	2019	2020	2019

	(In thousands)
Marketable investment securities - realized and unrealized gains (losses)	$32	$838	$90	$3,894
Costs related to early redemption of debt	—	—	—	(439)
Equity in earnings of affiliates	(264)	2,056	603	991
Other	248	(62)	915	7,474
Total	$16	$2,832	$1,608	$11,920

6.Inventory

Inventory consisted of the following:

	As of
	June 30,	December 31,
	2020	2019

	(In thousands)
Finished goods	$263,533	$255,155
Work-in-process and service repairs	34,245	34,120
Raw materials	17,591	33,623
Total inventory	$315,369	$322,898

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

7.Property and Equipment

Property and equipment consisted of the following:

	Depreciable			As of
	Life			June 30,	December 31,
	(In Years)			2020	2019

				(In thousands)
Equipment leased to customers	2	-	5	$1,799,429	$1,861,668
Satellites (1)	2	-	15	1,734,025	1,855,096
Satellites acquired under finance lease agreements	10	-	15	888,940	888,940
Furniture, fixtures, equipment and other	2	-	20	2,042,017	2,010,094
Buildings and improvements	5	-	40	354,274	349,347
Land		-		17,810	17,810
Construction in progress (1)		-		95,418	278,083
Total property and equipment				6,931,913	7,261,038
Accumulated depreciation				(4,660,488)	(4,554,856)
Property and equipment, net				$2,271,425	$2,706,182

(1)	During the six months ended June 30, 2020, we wrote down the T1 satellite net book value of $48 million (net of accumulated depreciation of $18 million) and the D1 satellite net book value of $55 million to their estimated fair value of zero. In addition, during the six months ended June 30, 2020, we impaired $227 million for capitalized costs of equipment, labor and other assets related to the narrowband IoT deployment that would not be utilized in our 5G Network Deployment. As a result, we recorded a $330 million non-cash impairment charge in “Impairment of long-lived assets” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 2 for further information.

Construction in progress consisted of the following:

	As of
	June 30,	December 31,
	2020	2019

	(In thousands)
Software	$48,862	$51,493
Wireless (1)	28,028	207,814
Other	18,528	18,776
Total construction in progress	$95,418	$278,083

(1)	During the six months ended June 30, 2020, we impaired the capitalized costs of equipment, labor and other assets related to the narrowband IoT deployment that would not be utilized in our 5G Network Deployment, resulting in a $227 million non-cash impairment charge in “Impairment of long-lived assets” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 2 for further information.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(In thousands)
Equipment leased to customers	$69,515	$86,865	$149,229	$196,019
Satellites (1)	50,193	17,156	102,337	37,635
Buildings, furniture, fixtures, equipment and other	32,416	45,681	67,378	69,187
Total depreciation and amortization	$152,124	$149,702	$318,944	$302,841

(1)	The increase resulted from the Master Transaction Agreement pursuant to which, on September 10, 2019, certain satellites were transferred to us. See Note 13 for further information.

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

As of June 30, 2020, our pay-TV satellite fleet consisted of the following:

		Degree	Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar VII (1)	February 2002	119	N/A
EchoStar X (1)	February 2006	110	N/A
EchoStar XI (1)	July 2008	110	N/A
EchoStar XIV (1)	March 2010	119	N/A
EchoStar XV	July 2010	61.5	N/A
EchoStar XVI (1)	November 2012	61.5	N/A
EchoStar XVIII	June 2016	61.5	N/A
EchoStar XXIII (1)	March 2017	67.9	N/A

Leased from EchoStar (2):
EchoStar IX	August 2003	121	Month to month

Leased from Other Third Party:
Anik F3	April 2007	118.7	April 2022
Ciel II	December 2008	129	January 2021
Nimiq 5 (1)	September 2009	72.7	September 2024
QuetzSat-1 (1)	September 2011	77	November 2021

(1)	Pursuant to the Master Transaction Agreement, on September 10, 2019, these satellites and satellite service agreements were transferred to us. See Note 13 for further information.
(2)	See Note 13 for further information on our Related Party Transactions with EchoStar.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Effective September 10, 2019, pursuant to the Master Transaction Agreement, the EchoStar XII satellite was transferred to us. During October 2019, the EchoStar XII satellite was de-orbited.

●

8.Leases

We enter into operating and finance leases for, among other things, satellites, office space, warehouses and distribution centers, vehicles, wireless towers and other equipment. Our leases have remaining lease terms from one to seven years, some of which include renewal options, and some of which include options to terminate the leases within one year.

Our Anik F3, Nimiq 5 and QuetzSat-1 satellites are accounted for as financing leases. Substantially all of our remaining leases are accounted for as operating leases.

The components of lease expense were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(In thousands)
Operating lease cost (1)	$18,118	$83,914	$35,849	$164,984

Short-term lease cost (2)	2,891	3,742	5,558	6,226

Finance lease cost:
Amortization of right-of-use assets	17,755	3,805	35,659	9,913
Interest on lease liabilities	5,443	1,099	11,256	2,280
Total finance lease cost	23,198	4,904	46,915	12,193
Total lease costs	$44,207	$92,560	$88,322	$183,403

(1)	Pursuant to the Master Transaction Agreement, effective September 10, 2019, approximately $495 million of previously reported operating lease assets and the related liabilities for satellites and real estate assets were transferred to us. See Note 13 for further information. These satellite and real estate assets are no longer included in “Operating lease assets,” “Other current liabilities” and “Operating lease liabilities,” but rather in “Property and equipment, net” on our Condensed Consolidated Balance Sheets. Lease expense related to these satellites and real estate assets for the three and six months ended June 30, 2019 was $67 million and $134 million, respectively.
(2)	Leases that have terms of 12 months or less.

Supplemental cash flow information related to leases was as follows:

	For the Six Months Ended
	June 30,
	2020	2019

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$35,977	$168,668
Operating cash flows from finance leases	$11,256	$2,295
Financing cash flows from finance leases	$31,181	$10,454

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$22,708	$89,554
Finance leases	$—	$—

Right-of-use assets and liabilities recognized at January 1, 2019 upon adoption of ASC 842		$733,584

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Supplemental balance sheet information related to leases was as follows:

	As of
	June 30,	December 31,
	2020	2019

	(In thousands)
Operating Leases:
Operating lease assets (1)	$113,852	$144,330

Other current liabilities	$58,625	$57,910
Operating lease liabilities	77,713	84,795
Total operating lease liabilities	$136,338	$142,705

Finance Leases:
Property and equipment, gross	$889,708	$890,598
Accumulated depreciation	(718,633)	(683,271)
Property and equipment, net	$171,075	$207,327

Other current liabilities	$64,501	$61,493
Other long-term liabilities	136,770	171,706
Total finance lease liabilities	$201,271	$233,199

Weighted Average Remaining Lease Term:
Operating leases	2.9 years	3.1 years
Finance leases	3.4 years	3.8 years

Weighted Average Discount Rate:
Operating leases	4.6%	5.0%
Finance leases	10.3%	10.2%

(1)	During the six months ended June 30, 2020, we impaired the operating lease assets related to the narrowband IoT deployment that would not be utilized in our 5G Network Deployment, resulting in a $27 million non-cash impairment charge in “Impairment of long-lived assets” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 2 for further information.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Maturities of lease liabilities as of June 30, 2020 were as follows:

	Maturities of Lease Liabilities
	Operating	Finance
For the Years Ending December 31,	Leases	Leases	Total

	(In thousands)
2020 (remaining six months)	$33,509	$37,765	$71,274
2021	55,402	82,610	138,012
2022	30,511	48,307	78,818
2023	13,498	40,942	54,440
2024	8,367	30,707	39,074
Thereafter	3,346	—	3,346
Total lease payments	144,633	240,331	384,964
Less: Imputed interest	(8,295)	(39,060)	(47,355)
Total	136,338	201,271	337,609
Less: Current portion	(58,625)	(64,501)	(123,126)
Long-term portion of lease obligations	$77,713	$136,770	$214,483

9.Long-Term Debt and Finance Lease Obligations

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of June 30, 2020 and December 31, 2019:

	As of
	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In thousands)
5 1/8% Senior Notes due 2020 (1)	$—	$—	$1,100,000	$1,110,208
6 3/4% Senior Notes due 2021 (2)	2,000,000	2,045,100	2,000,000	2,109,420
5 7/8% Senior Notes due 2022	2,000,000	2,043,040	2,000,000	2,129,580
5% Senior Notes due 2023	1,500,000	1,495,545	1,500,000	1,543,770
5 7/8% Senior Notes due 2024	2,000,000	2,000,340	2,000,000	2,049,080
2 3/8% Convertible Notes due 2024	1,000,000	895,980	1,000,000	918,720
7 3/4% Senior Notes due 2026	2,000,000	2,130,880	2,000,000	2,128,900
3 3/8% Convertible Notes due 2026	3,000,000	2,722,500	3,000,000	2,907,870
Other notes payable	67,298	67,298	70,946	70,946
Subtotal	13,567,298	$13,400,683	14,670,946	$14,968,494
Unamortized debt discount on the Convertible Notes	(684,123)		(735,811)
Unamortized deferred financing costs and other debt discounts, net	(25,184)		(28,739)
Finance lease obligations (3)	201,271		233,199
Total long-term debt and finance lease obligations (including current portion)	$13,059,262		$14,139,595

(1)	On May 1, 2020, we redeemed the principal balance of our 5 1/8% Senior Notes due 2020.
(2)	Our 6 3/4% Senior Notes due 2021 mature on June 1, 2021 and have been reclassified to “Current portion of long-term debt and finance lease obligations” on our Condensed Consolidated Balance Sheets as of June 30, 2020.
(3)	Disclosure regarding fair value of finance leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

10.Commitments and Contingencies

Commitments

Sprint Asset Acquisition

Asset Purchase Agreement

On July 26, 2019, we entered into the APA with the Sellers, sometimes referred to as NTM, to acquire from NTM certain assets and liabilities associated with the Prepaid Business for an aggregate purchase price of $1.4 billion as adjusted for specific categories of net working capital. Effective on the Closing Date, upon the terms and subject to the conditions set forth in the APA and in accordance with the Final Judgment, we and NTM completed the Prepaid Business Sale.

Our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the quarter ending September 30, 2020 will include the results of the Prepaid Business from the Closing Date forward.  Our Condensed Consolidated Balance Sheets for the quarter ending September 30, 2020 will include the assets and liabilities of the Prepaid Business, which will be appraised by a third-party, and will include various assumptions in determining fair value.  These assets and liabilities may include intangible assets associated with the MNSA, the Option Agreement, the Spectrum Purchase Agreement, and the TSA, each as further discussed below.  Pursuant to certain accounting rules, the purchase price for the acquisition of the Prepaid Business will be adjusted for, among other things, specific categories of net working capital and certain payments from third parties.

In connection with the Prepaid Business Sale and the consummation of the Sprint-TMUS merger, we, TMUS, Sprint, DT and SoftBank came to an agreement with the DOJ on key terms and approval of the Transaction Agreements and our wireless service business and spectrum. On July 26, 2019, the Defendants entered into the Stipulation and Order with the DOJ binding the Defendants to the Proposed Final Judgment, which memorialized the agreement between the DOJ and the Defendants. The Stipulation and Order and the Proposed Final Judgment were filed in the District Court on July 26, 2019 and on April 1, 2020, the Final Judgment was entered with the District Court and the Sellers consummated the Sprint-TMUS merger.

The term of the Final Judgment is seven years from the date of its entry with the District Court or five years if the DOJ gives notice that the divestitures, build-outs and other requirements have been completed to its satisfaction. A Monitoring Trustee has been appointed by the District Court that has the power and authority to monitor the Defendants’ compliance with the Final Judgment and settle disputes among the Defendants regarding compliance with the provisions of the Final Judgment and may recommend action to the DOJ in the event a party fails to comply with the Final Judgment.

Also in connection with the closing of the Prepaid Business Sale, we and NTM entered into the TSA, the MNSA, the Option Agreement, and the Spectrum Purchase Agreement for an additional approximately $3.59 billion.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Transition Services Agreement

TMUS and DISH Network entered into a TSA upon the Closing Date of the Prepaid Business Sale, pursuant to which TMUS provides certain transition services to us for the Prepaid Business for a period of two years from July 1, 2020. Additionally, under the Final Judgment, we may apply to the DOJ for one or more extensions of the term of the TSA, which the DOJ can approve or deny in its sole discretion, and the TSA contemplates the option to renew the TSA for a third or additional years.  The transition services are provided at cost, which shall not exceed a specific amount in the first year, plus certain pass-through costs and out-of-pocket expenses, during the first two years.  If any transition services are renewed for a third year, the transition services will be provided at cost plus a certain mark-up, plus certain additional costs.

Master Network Services Agreement

TMUS and DISH Network entered into an MNSA upon the Closing Date of the Prepaid Business Sale, pursuant to which we also receive network services from NTM for a period of seven years.  As set forth in the MNSA, NTM provides to us, among other things, (i) legacy network services for Boost Mobile and certain other prepaid end users on the Sprint network, (ii) NTM network services for certain end users that have been migrated to the NTM network or provisioned on the NTM network by or on behalf of us and (iii) infrastructure mobile network operator services to assist in the access and integration of our network.

Pursuant to the terms of the MNSA, we face certain restrictions on making offerings that may combine the access to services provided under the MNSA with access to the facilities or services provided by certain third parties, subject to certain exceptions and carve-outs. We have the right to offer differentiated pricing, products and features to our end users under our brands in conjunction with the services provided under the MNSA, subject to certain qualifications and restrictions. We have certain restrictions on our ability to wholesale, sub-distribute or resell the services provided under the MNSA to third parties. During and after the term of the MNSA, NTM has agreed to certain restrictions with respect to the use of certain information in the targeting of customers.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Spectrum Purchase Agreement

Pursuant to the Spectrum Purchase Agreement that was entered into upon the Closing Date of the Prepaid Business Sale, we are expected to purchase all of Sprint’s 800 MHz spectrum (approximately 13.5 MHz of nationwide spectrum).  The covered spectrum must be divested within the later of three years from the Closing Date and five days after receipt of FCC approval for the transfer, following an application for FCC approval to be filed three years following the closing of the Sprint-TMUS merger.  The DOJ may in its sole discretion agree to extend the deadline for the spectrum divestiture for up to 60 days pursuant to the Final Judgment.  NTM may exercise an option to lease back 4 MHz (2 MHz downlink + 2 MHz uplink) of the spectrum for two years following the closing of the 800 MHz spectrum sale at the same per-Pop rate used to calculate the purchase price paid by us to NTM – a rate of approximately $68 million per year.

We and NTM have made customary representations, warranties and covenants pursuant to the Spectrum Purchase Agreement, including representations by NTM regarding the validity of the licenses for the purchased spectrum. Pursuant to the Spectrum Purchase Agreement, we and NTM each indemnify the other against losses suffered as a result of breaches of the other’s representations and warranties or covenants. The indemnification provisions are subject to certain deductible and cap limitations and time limitations with respect to recovery for losses.

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

Option Agreement

The Option Agreement, which was entered into upon the Closing Date of the Prepaid Business Sale, provides us an exclusive option to assume certain assets and liabilities under certain circumstances for any of the cell sites and retail stores that NTM decommissions during the term of the Option Agreement. NTM must make a minimum of 20,000 cell sites and 400 retail stores available to us pursuant to the Final Judgment. With respect to each decommissioned site, we may choose to acquire: (a) only the lease for such site, (b) the lease and a predetermined list of equipment at the site or (c) the lease and all of the equipment at the site. Under the Final Judgment, NTM must provide a detailed schedule which identifies each cell site that is scheduled to be decommissioned within five years of the Closing Date. The Option Agreement will remain in place for five years following the Closing Date.

Agreement with the DOJ: The Stipulation and Order and the Final Judgment

Certain of the provisions of the Stipulation and Order and the Final Judgment are also reflected in the terms of the Transaction Agreements. In addition to the terms reflected in the Transaction Agreements, the Stipulation and Order and the Final Judgment provide for other rights and obligations of the Sellers and us, including the following:

●	For a period of one year after the Closing Date, if we determine that certain assets not included in the divestiture were previously used by the Prepaid Business and are reasonably necessary for the continued competitiveness of the Prepaid Business, subject to certain carve-outs, we may request that such assets be transferred to us, which the DOJ can approve or deny in its sole discretion.
●	Within one year of the Closing Date, we are required to offer nationwide postpaid retail mobile wireless service.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

●	If we elect not to purchase the 800 MHz licenses pursuant to the Spectrum Purchase Agreement, we must pay $360 million (equal to 10% of the Spectrum Purchase Agreement purchase price) to the United States. However, we will not be required to make such payment if we have deployed a core network and offered 5G service to at least 20% of the U.S. population within three years of the Closing Date.
●	If we buy the 800 MHz spectrum pursuant to the Spectrum Purchase Agreement but fail to deploy all of the 800 MHz spectrum licenses for use in the provision of retail mobile wireless services by the expiration of the Final Judgment, the DOJ may require us to forfeit to the FCC any of the 800 MHz licenses for spectrum that are not being used to provide retail mobile wireless services, unless we are already providing nationwide retail wireless service.
●	We and NTM must negotiate in good faith to reach an agreement for NTM to lease some or all of our 600 MHz spectrum licenses for deployment to retail consumers by NTM. We and NTM must report on the status of the negotiations within 90 days after the filing of the Final Judgment. If no agreement has been reached by 180 days following the filing of the Final Judgment, the DOJ may resolve any dispute in its sole discretion, provided that such resolution must be on commercially reasonable terms to both parties. Since it has been 180 days since the filing of the Final Judgment, we are waiting a decision from the DOJ.
●	We and NTM must agree to support eSIM technology on smartphones.
●	The Sellers must introduce the suppliers and distributors of the Prepaid Business to us and the Sellers may not interfere in our negotiations with such suppliers and distributors.
●	On the first day of the fiscal quarter following the entry of the Final Judgment and of each 180-day period thereafter, we will be obligated to provide the DOJ with a description of our deployment efforts over the prior quarter including: (i) the number of towers and small cells deployed, (ii) the spectrum bands on which we have deployed equipment, (iii) progress in obtaining devices that operate on our spectrum frequencies, (iv) POPs coverage of our network, (v) the number of our mobile wireless subscriptions, (vi) the amount of traffic transmitted to our subscribers using our network and using NTM’s network, and (vii) whether there are or have been any efforts by NTM to interfere with our efforts to deploy and operate our network.
●	We cannot sell, lease or otherwise provide the right to use any of the divested assets to any national facilities-based mobile wireless provider and may not sell any of the divested assets or similar assets back to TMUS during the term of the Final Judgment, except that we may lease back to NTM up to 4 MHz of the 800 MHz spectrum we will acquire (as discussed above).
●	We must comply with the June 14, 2023 AWS-4, Lower 700 MHz E Block, AWS H Block, and nationwide 5G broadband network build-out commitments made to the FCC, subject to verification by the FCC (as described below). If we fail to comply with such build-out commitments, we may be subject to civil contempt in addition to the substantial voluntary contributions and license forfeitures described below if we fail to meet these commitments (as described below).

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

Upon the FCC issuing its Order effectuating these commitments, our 5G deployment commitments for each of the four spectrum bands will be generally as set forth below. We cannot predict with any degree of certainty the timing of the FCC issuing its Order effectuating these commitments.

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

Wireless

Since 2008, we have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets and made over $10 billion in non-controlling investments in certain entities, for a total of over $21 billion. The $21 billion of investments related to wireless spectrum licenses does not include $5 billion of capitalized interest related to the carrying value of such licenses.  See Note 2 for further information on capitalized interest.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Recent Wireless Spectrum Acquisitions

37 GHz, 39 GHz and 47 GHz.  The auction for the Upper Microwave Flexible Use Service licenses in the 37 GHz, 39 GHz and 47 GHz bands (“Auction 103”) began on December 10, 2019 and ended January 30, 2020.  On March 12, 2020, the FCC announced that Window Wireless L.L.C. (“Window”), a wholly-owned subsidiary of DISH Network, was the winning bidder of 50 wireless spectrum licenses in the 37-39 GHz band and 2,601 wireless spectrum licenses in the 47 GHz band, for a total of 2,651 wireless spectrum licenses, with Window’s aggregate winning bids totaling approximately $203 million. On October 22, 2019, we paid $68 million to the FCC as a deposit for Auction 103.  On April 9, 2020, we paid the remaining balance of our winning bids of approximately $135 million.  On June 4, 2020, the FCC issued an order granting Window’s application to acquire the 37 GHz, 39 GHz and 47 GHz licenses (the “37 GHz, 39 GHz and 47 GHz Licenses”).

Wireless Spectrum Licenses

These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements that are summarized in the table below:

	As of
	June 30, 2020	Build-Out Deadlines
	Carrying			Expiration
	Amount	Interim	Final	Date
	(In thousands)

Owned:
DBS Licenses (1)	$677,409
700 MHz Licenses	711,871	June 14, 2022 (2)	June 14, 2023 (5)	June 2023
AWS-4 Licenses	1,940,000	June 14, 2022 (2)	June 14, 2023 (5)	June 2023
H Block Licenses	1,671,506	June 14, 2022 (2)	June 14, 2023 (5)	June 2023
600 MHz Licenses	6,211,154	June 14, 2023 (3)	June 14, 2025 (6)	June 2029
MVDDS Licenses (1)	24,000			August 2024
LMDS Licenses (1)	—			September 2028
28 GHz Licenses	2,883		October 2, 2029 (7)	October 2029
24 GHz Licenses	11,772		December 11, 2029 (7)	December 2029
37 GHz, 30 GHz and 47 GHz Licenses	202,533		June 4, 2030 (7)	June 2030
Subtotal	11,453,128
Non-controlling Investments:
AWS-3 Licenses	9,890,389	October 2021 (4)	October 2027 (8)	October 2027 (8)
Capitalized Interest	5,087,577
Total	$26,431,094

(1)	The build-out deadlines for these licenses have been met.
(2)	For these licenses, we are committed to offer 5G broadband service to at least 20% of the U.S. population and to have developed a core network by this date.
(3)	For these licenses, we are committed to offer 5G broadband service to at least 70% of the U.S. population and to have developed a core network by this date.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(4)	For these licenses, Northstar Wireless and SNR Wireless must provide reliable signal coverage and offer service to at least 40% of the population of each license area by this date.
(5)	For these licenses, we are committed to offer 5G broadband service to 70% of the U.S. population by this date.
(6)	For these licenses, we are committed to offer 5G broadband service to at least 75% of the population in each Partial Economic Area (which are service areas established by the FCC) by this date.
(7)	There are a variety of build-out options and associated build-out metrics associated with these licenses.
(8)	For these licenses, Northstar Wireless and SNR Wireless must provide reliable signal coverage and offer service to at least 75% of the population of each license area by this date. If the AWS-3 interim build-out requirement is not met, the AWS-3 expiration date and the AWS-3 final build-out requirement may be accelerated by two years (from October 2027 to October 2025) for each AWS-3 License area in which Northstar Wireless and SNR Wireless do not meet the requirement.

Commercialization of Our Wireless Spectrum Licenses and Related Assets. In March 2017, we notified the FCC that we planned to deploy a narrowband IoT network on certain of these wireless licenses, which was to be the First Phase. We expected to complete the First Phase by March 2020, with subsequent phases to be completed thereafter. In light of, among other things, certain developments related to the Sprint-TMUS merger, during the first quarter 2020, we determined that the revision of certain of our build-out deadlines was probable and, therefore, we no longer intended to complete our narrowband IoT deployment. As a result, during the first quarter 2020, we impaired certain assets that would not be utilized in our 5G Network Deployment, resulting in a $253 million non-cash impairment charge in “Impairment of long-lived assets” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  We have issued RFI/Ps to various vendors in the wireless industry as we move forward with our 5G Network Deployment.  We currently expect expenditures for our wireless projects to be between $250 million and $500 million during 2020, excluding capitalized interest. We currently expect expenditures for our 5G Network Deployment to be approximately $10 billion, excluding capitalized interest. See Note 2 for further information.

We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses. Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly. In addition, as we consider our options for the commercialization of our wireless spectrum, we will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure. We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers. For example, on May 7, 2020, we filed an application with the FCC to participate as a potential bidder in the upcoming wireless spectrum auction for the Priority Access Licenses for the 3550-3650 MHz band (“Auction 105”).  On July 1, 2020, the FCC announced that we and 271 other applicants were qualified to participate in Auction 105. The auction commenced on July 23, 2020.  The FCC determined that bidding in this auction will be “anonymous,” which means that prior to and during the course of the auction the FCC will not make public any information about a specific applicant’s upfront deposit or its bids.  In addition, FCC rules restrict information that bidders may disclose about their participation in the auction.

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

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

As of June 30, 2020 and December 31, 2019, Northstar Manager’s ownership interest in Northstar Spectrum and SNR Management’s ownership interest in SNR HoldCo was $606 million and $552 million, respectively, recorded as “Redeemable noncontrolling interests” on our Condensed Consolidated Balance Sheets.

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

On July 10, 2020, July 20, 2020, July 24, 2020 and July 31, 2020, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of, respectively, the 026 patent, the 791 patent, the 269 patent and the 388 patent.

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

City of Hallandale Beach Police Officers’ and Firefighters’ Personnel Retirement Trust

On July 2, 2019, a putative class action lawsuit was filed by a purported EchoStar stockholder in the District Court of Clark County, Nevada under the caption City of Hallandale Beach Police Officers’ and Firefighters’ Personnel Retirement Trust v. Ergen, et al., Case No. A-19-797799-B. The lawsuit named as defendants Mr. Ergen, the other members of the EchoStar Board, as well as EchoStar, certain of its officers, DISH Network and certain of DISH Network’s and EchoStar’s affiliates. Plaintiff alleges, among other things, breach of fiduciary duties in approving the transactions contemplated under the Master Transaction Agreement for inadequate consideration and pursuant to an unfair and conflicted process, and that EchoStar, DISH Network and certain other defendants aided and abetted such breaches. In the operative First Amended Complaint, filed on October 11, 2019, the plaintiff dropped as defendants the EchoStar board members other than Mr. Ergen. See Note 13 for further information on the Master Transaction Agreement. Plaintiff seeks equitable relief, including the issuance of additional DISH Network Class A Common Stock, monetary relief and other costs and disbursements, including attorneys’ fees.

We intend to vigorously defend this case, but cannot predict with any degree of certainty the outcome of this suit or determine the extent of any potential liability or damages.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

ClearPlay, Inc.

On March 13, 2014, ClearPlay, Inc. (“ClearPlay”) filed a complaint against us, our wholly-owned subsidiary DISH Network L.L.C., EchoStar, and its then wholly-owned subsidiary EchoStar Technologies L.L.C., in the United States District Court for the District of Utah. The complaint alleges willful infringement of United States Patent Nos. 6,898,799 (the “799 patent”), entitled “Multimedia Content Navigation and Playback”; 7,526,784 (the “784 patent”), entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; 7,543,318 (the “318 patent”), entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; 7,577,970 (the “970 patent”), entitled “Multimedia Content Navigation and Playback”; and 8,117,282 (the “282 patent”), entitled “Media Player Configured to Receive Playback Filters From Alternative Storage Mediums.” ClearPlay alleges that the AutoHop™ feature of our Hopper set-top box infringes the asserted patents. On February 11, 2015, the case was stayed pending various third-party challenges before the United States Patent and Trademark Office regarding the validity of certain of the patents asserted in the action. In those third-party challenges, the United States Patent and Trademark Office found that all claims of the 282 patent are unpatentable, and that certain claims of the 784 patent and 318 patent are unpatentable. ClearPlay appealed as to the 784 patent and the 318 patent, and on August 23, 2016, the United States Court of Appeals for the Federal Circuit affirmed the findings of the United States Patent and Trademark Office. On October 31, 2016, the stay was lifted. The trial has been reset for March 22, 2021. The report issued by ClearPlay’s damages expert contends that ClearPlay is entitled to $543 million in damages.

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

Pursuant to an agreement between the parties, on December 20, 2017, DISH Network L.L.C. dismissed its petitions challenging the 029 patent in the United States Patent and Trademark Office, and on January 9, 2018, the parties dismissed their claims, counterclaims and defenses as to that patent in the litigation. On March 5, 2018, the United States Patent and Trademark Office conducted a trial on the remaining petitions. On June 11, 2018, the United States Patent and Trademark Office issued final written decisions on DISH Network L.L.C.’s petitions challenging the 090 patent and it invalidated all of the asserted claims. On July 25, 2018, the United States Patent and Trademark Office issued final written decisions on DISH Network L.L.C.’s petitions challenging the 437 patent and the 494 patent and it invalidated all of the asserted claims. Customedia appealed its losses before the United States Patent and Trademark Office. The Court of Appeals for the Federal Circuit heard oral argument on November 6, 2019 on the appeal involving the 437 patent, and summarily affirmed the patent’s invalidity on November 8, 2019. On January 7, 2020, Customedia petitioned the Court of Appeals for rehearing or rehearing en banc, raising issues about the constitutionality of the appointment of the administrative patent judges that heard the petition before the Patent and Trademark Office, but the Court of Appeals denied rehearing on March 5, 2020. On July 31, 2020, Customedia filed a petition with the United States Supreme Court asking it to hear a further appeal.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The Court of Appeals heard oral argument on the appeal involving the 090 patent and the 494 patent on December 3, 2019, and affirmed those patents’ invalidity on March 6, 2020. On May 5, 2020, Customedia filed petitions in the Federal Circuit for rehearing and rehearing en banc, seeking to reverse our appellate victories on the 090 and 494 patents, but those petitions were denied on June 9, 2020.

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

Innovative Foundry Technologies LLC

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

Mobile Networking Solutions

On August 12, 2019, Mobile Networking Solutions, LLC (“Mobile Networking Solutions”) filed a complaint against our wholly-owned subsidiary Sling Media L.L.C. for infringement of two patents: United States Patent No. 7,543,177 (the “177 patent”) and United States Patent No. 7,958,388 (the “388 patent”), each entitled “Methods and Systems for a Storage System.” Mobile Networking Solutions alleges infringement in connection with Sling Media L.L.C.’s use of a Hadoop Distributed File System for storage and processing of large data files. Pursuant to a stipulation of the parties, on December 16, 2019, the Court entered an order staying the case for six months so the parties may discuss settling the case. On May 12, 2020, pursuant to the parties’ joint request, the Court ordered dismissal of the case with prejudice. This matter is now concluded.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Multimedia Content Management LLC

On July 25, 2018, Multimedia Content Management LLC (“Multimedia”) filed a complaint against us in the United States District Court for the Western District of Texas. Multimedia alleges that we infringe United States Patent No. 8,799,468 (the “468 patent”), entitled “System for Regulating Access to and Distributing Content in a Network,” and United States Patent No. 9,465,925 (the “925 patent”), entitled “System for Regulating Access to and Distributing Content in a Network,” in connection with impulse pay per view content offerings on certain set-top boxes. Multimedia is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein. On March 7, 2019, pursuant to stipulation, the Court substituted our wholly-owned subsidiary DISH Network L.L.C. as the defendant in our place. On April 23, 2019, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of the asserted claims of each of the asserted patents. On November 13, 2019, the United States Patent and Trademark Office denied institution on both of the petitions. On December 13, 2019, DISH Network L.L.C. filed a motion for reconsideration, which the United States Patent and Trademark Office denied on March 10, 2020. On March 26, 2020, pursuant to the parties’ joint request, the Court dismissed the matter with prejudice. This matter is now concluded.

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

On July 3, 2018, Sling TV L.L.C., Sling Media L.L.C., DISH Network L.L.C., and DISH Technologies L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of each of the asserted patents. On January 31, 2019, the United States Patent and Trademark Office agreed to institute proceedings on our petitions challenging all asserted claims of each of the asserted patents, and it held trial on the petitions on December 5, 2019. On January 17, 2020, the United States Patent and Trademark Office terminated the petitions as time-barred, but issued a final written decision invalidating the 535 patent to third parties that had timely joined in our petition. On March 16, 2020, Sling TV L.L.C., Sling Media L.L.C., DISH Network L.L.C., and DISH Technologies L.L.C. filed a notice of appeal from the terminated petitions to the United States Court of Appeals for the Federal Circuit, and filed their opening brief on May 29, 2020. On June 29, 2020, the United States Patent and Trademark Office filed a notice of intervention in the appeal, and it and Realtime filed their respective appellate opposition briefs on July 29, 2020. The Colorado Action in the district court has been stayed since February 26, 2019, pending resolution of the petitions.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Sound View Innovations, LLC

On December 30, 2019, Sound View Innovations, LLC filed one complaint against our wholly-owned subsidiaries DISH Network L.L.C. and DISH Technologies L.L.C. and a second complaint against our wholly-owned subsidiary Sling TV L.L.C. in the United States District Court for the District of Colorado. The complaint against DISH Network L.L.C. and DISH Technologies L.L.C. alleges infringement of United States Patent No 6,502,133 (the “133 patent”), entitled Real-Time Event Processing System with Analysis Engine Using Recovery Information” and both complaints allege infringement of United States Patent No. 6,708,213 (the “213 patent), entitled “Method for Streaming Multimedia Information Over Public Networks”; United States Patent No. 6,757,796 (the “796 patent”), entitled “Method and System for Caching Streaming Live Broadcasts transmitted Over a Network”; and United States Patent No. 6,725,456 (the “456 patent”), entitled “Methods and Apparatus for Ensuring Quality of Service in an Operating System.”

On May 21, 2020, June 3, 2020, June 5, 2020 and July 10, 2020, DISH Network L.L.C., DISH Technologies L.L.C. and Sling TV L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of, respectively, the 213 patent, the 133 patent, the 456 patent and the 796 patent.

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

Among other things, the Amended Injunction provided DISH Network L.L.C. a thirty (30) day extension to meet the Demonstration Requirements, expanded the exclusion of certain independent third-party retailers from the Demonstration Requirements, and clarified that, with regard to independent third-party retailers, the Amended Injunction only applied to their telemarketing of DISH TV goods and services. On October 10, 2017, DISH Network L.L.C. filed a notice of appeal to the United States Court of Appeals for the Seventh Circuit, which heard oral argument on September 17, 2018. On March 26, 2020, the United States Court of Appeals for the Seventh Circuit issued an opinion largely affirming DISH Network L.L.C.’s liability, but vacating and remanding the damages award. On June 25, 2020, the United States Court of Appeals for the Seventh Circuit denied DISH Network L.L.C.’s petition for rehearing and/or rehearing en banc. Pursuant to the parties’ stipulation, on July 13, 2020, the Court entered a schedule for additional briefing on the remanded damages issue.

Our total accrual at June 30, 2020 and December 31, 2019 related to the FTC Action was $280 million, which was recorded in prior periods and is included in “Other accrued expenses” on our Condensed Consolidated Balance Sheets.  Any eventual payments made with respect to the FTC Action may not be deductible for tax purposes, which had a negative impact on our effective tax rate for the year ended December 31, 2017. The tax deductibility of any eventual payments made with respect to the FTC Action may change, based upon, among other things, further developments in the FTC Action, including final adjudication of the FTC Action.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

We may also from time to time be subject to private civil litigation alleging telemarketing violations. For example, a portion of the alleged telemarketing violations by an independent third-party retailer at issue in the FTC Action are also the subject of a certified class action filed against DISH Network L.L.C. in the United States District Court for the Middle District of North Carolina (the “Krakauer Action”). Following a five-day trial, on January 19, 2017, a jury in that case found that the independent third-party retailer was acting as DISH Network L.L.C.’s agent when it made the 51,119 calls at issue in that case, and that class members are eligible to recover $400 in damages for each call made in violation of the TCPA. On May 22, 2017, the Court ruled that the violations were willful and knowing, and trebled the damages award to $1,200 for each call made in violation of TCPA. On April 5, 2018, the Court entered a $61 million judgment in favor of the class. DISH Network L.L.C. appealed and on May 30, 2019, the United States Court of Appeals for the Fourth Circuit affirmed. On October 15, 2019, DISH Network L.L.C. filed a petition for writ of certiorari, requesting that the United States Supreme Court agree to hear a further appeal but it denied the petition on December 16, 2019. On January 21, 2020, DISH Network L.L.C. filed a second notice of appeal relating to the district court’s orders on the claims administration process to identify, and disburse funds to, individual class members. On June 29, 2020, Krakauer filed a motion to dismiss the appeal for lack of jurisdiction. The district court currently is deciding how to handle the $10.76 million in disbursable judgment funds for which no corresponding class member was identified. Our total accrual related to the Krakauer Action at December 31, 2018 was $61 million, which was recorded in prior periods and was included in “Other accrued expenses” on our Condensed Consolidated Balance Sheets. During the third quarter 2019, the judgment was paid to the court.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On November 13, 2017, City of Sterling Heights Police and Fire Retirement System (“Sterling Heights”), a purported shareholder of the Company, filed a putative shareholder derivative action in the District Court for Clark County, Nevada. Sterling Heights makes substantially the same allegations as Plumbers Union 519, and alleges causes of action against the Director Defendants for breach of fiduciary duty, waste of corporate assets and unjust enrichment. Sterling Heights is seeking an unspecified amount of damages. Pursuant to a stipulation of the parties, on January 4, 2018, the District Court agreed to consolidate the Sterling Heights action with the Plumbers Local 519 action, and on January 12, 2018, the plaintiffs filed an amended consolidated complaint that largely duplicates the original Plumbers Local 519 complaint. Our Board of Directors has established a Special Litigation Committee to review the factual allegations and legal claims in this action. On May 15, 2018, the District Court granted the Special Litigation Committee’s motion to stay the case pending its investigation. The Special Litigation Committee’s report was filed on November 27, 2018, and recommended that the Company not pursue the claims asserted by the derivative plaintiffs. On December 20, 2018, the Special Litigation Committee filed a motion seeking deferral to its determination that the claims should be dismissed. Following a two-day evidentiary hearing on July 6-7, 2020, on July 17, 2020, the District Court entered an order granting the Special Litigation Committee’s motion.

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

Turner Network Sales

On October 6, 2017, Turner Network Sales, Inc. (“Turner”) filed a complaint against our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Southern District of New York. The operative First Amended Complaint alleges that DISH Network L.L.C. improperly calculated and withheld licensing fees owing to Turner in connection with its carriage of CNN and other networks. On December 14, 2017, DISH Network L.L.C. filed its operative first amended counterclaims against Turner. In the counterclaims, DISH Network L.L.C. seeks a declaratory judgment that it properly calculated the licensing fees owed to Turner for carriage of CNN, and also alleges claims for unrelated breaches of the parties’ affiliation agreement. In its October 1, 2018 damage expert’s report, Turner claimed damages of $159 million, plus $24 million in interest. On September 27, 2019, the Court granted, in part, Turner’s motion for summary judgment, holding, in part, that Turner was entitled to recover approximately $20 million in license fee payments that DISH Network L.L.C. had withheld after it discovered previous over-payments. On February 12, 2020, the parties filed a stipulation to dismiss certain of their respective claims. Trial on the remaining claims in this matter has been re-set for March 1, 2021, where DISH Network L.L.C.’s incremental exposure (per Turner’s damages expert’s amended report) is approximately $206 million.

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

The total assets, revenue and operating income by segment were as follows:

	As of
	June 30,	December 31,
	2020	2019

	(In thousands)
Total assets:
Pay-TV	$32,152,834	$31,531,612
Wireless	26,278,932	25,686,381
Eliminations	(24,934,292)	(23,987,058)
Total assets	$33,497,474	$33,230,935

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(In thousands)
Revenue:
Pay-TV	$3,186,444	$3,211,836	$6,404,468	$6,400,005
Wireless	1,279	120	2,381	123
Eliminations	(633)	(644)	(2,370)	(1,672)
Total revenue	$3,187,090	$3,211,312	$6,404,479	$6,398,456

Operating income (loss):
Pay-TV	$693,511	$457,114	$1,235,153	$914,483
Wireless (1)	(55,861)	(26,382)	(453,425)	(27,451)
Total operating income (loss)	$637,650	$430,732	$781,728	$887,032

(1)	The six months ended June 30, 2020 were negatively impacted by “Impairment of long-lived assets” of $356 million, resulting from non-cash impairments of the T1 satellite and D1 satellites, as well as capitalized costs of equipment, labor and other assets and operating lease assets related to the narrowband IoT deployment that would not be utilized in our 5G Network Deployment. See Note 2 for further information.

Geographic Information. Revenue is attributed to geographic regions based upon the location where the goods and services are provided. All subscriber-related revenue was derived from the United States. Substantially all of our long-lived assets reside in the United States.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following table summarizes revenue by geographic region:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Revenue:	2020	2019	2020	2019

	(In thousands)
United States	$3,181,999	$3,200,541	$6,383,447	$6,376,794
Canada and Mexico	5,091	10,771	21,032	21,662
Total revenue	$3,187,090	$3,211,312	$6,404,479	$6,398,456

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Category:	2020	2019	2020	2019

	(In thousands)
Pay-TV video and related revenue	$3,117,334	$3,117,065	$6,248,234	$6,215,001
Broadband revenue	32,479	45,507	67,620	95,341
Equipment sales and other revenue	37,277	48,740	88,625	88,114
Total	$3,187,090	$3,211,312	$6,404,479	$6,398,456

All revenues during the three and six months ended June 30, 2020 and 2019 were primarily derived from our Pay-TV segment.

12.Contract Balances

Our valuation and qualifying accounts as of June 30, 2020 were as follows:

Allowance for credit losses	Balance at Beginning of Period	Current Period Provision for Expected Credit Losses	Write-offs Charged Against Allowance	Balance at End of Period

	(In thousands)
For the six months ended June 30, 2020	$19,280	$51,762	$(21,974)	$49,068

Deferred revenue related to contracts with our customers is recorded in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets. Changes in deferred revenue related to contracts with our customers were as follows:

Contract
Liabilities
(In thousands)
Balance as of December 31, 2019	$613,272
Recognition of unearned revenue	(2,995,089)
Deferral of revenue	2,967,820
Balance as of June 30, 2020	$586,003

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

Spin-off from EchoStar

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

“Trade accounts receivable”

As of June 30, 2020 and December 31, 2019, trade accounts receivable from EchoStar was $4 million and $1 million, respectively. These amounts are recorded in “Trade accounts receivable” on our Condensed Consolidated Balance Sheets.

“Trade accounts payable”

As of June 30, 2020 and December 31, 2019, trade accounts payable to EchoStar was $25 million and $10 million, respectively. These amounts are recorded in “Trade accounts payable” on our Condensed Consolidated Balance Sheets.

“Equipment sales and other revenue”

During the three months ended June 30, 2020 and 2019, we received $2 million and $1 million, respectively, for services provided to EchoStar. During the six months ended June 30, 2020 and 2019, we received $4 million and $3 million, respectively, for services provided to EchoStar. These amounts are recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these revenues are discussed below.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

“Subscriber-related expenses”

During the three months ended June 30, 2020 and 2019, we incurred $4 million and $7 million, respectively, of subscriber-related expenses for services provided to us by EchoStar. During the six months ended June 30, 2020 and 2019, we incurred $9 million and $14 million, respectively, of subscriber-related expenses for services provided to us by EchoStar. These amounts are recorded in “Subscriber-related expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

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

“Satellite and transmission expenses”

During the three months ended June 30, 2020 and 2019, we incurred expenses of $1 million and $73 million, respectively, for satellite capacity leased from EchoStar and telemetry, tracking and control and other professional services provided to us by EchoStar. During the six months ended June 30, 2020 and 2019, we incurred expenses of $2 million and $146 million, respectively, for satellite capacity leased from EchoStar and telemetry, tracking and control and other professional services provided to us by EchoStar. EchoStar was the supplier of the vast majority of our transponder capacity. On May 19, 2019, we entered into a Master Transaction Agreement pursuant to which, on September 10, 2019, certain of these satellites were transferred to us (see below). See above for further information on the Master Transaction Agreement. These amounts are recorded in “Satellite and transmission expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

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

Nimiq 5 Agreement. During 2009, EchoStar entered into a fifteen-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree orbital location (the “Telesat Transponder Agreement”). During 2009, EchoStar also entered into a satellite service agreement (the “DISH Nimiq 5 Agreement”) with us, pursuant to which we received service from EchoStar on all 32 of the DBS transponders covered by the Telesat Transponder Agreement.

Under the terms of the DISH Nimiq 5 Agreement, we made certain monthly payments to EchoStar that commenced in 2009 when the Nimiq 5 satellite was placed into service and continued through the service term, which expired ten years following the date the Nimiq 5 satellite was placed into service. Upon expiration of the initial term, we have the option to renew on a year-to-year basis through the end-of-life of the Nimiq 5 satellite. On May 19, 2019, we entered into a Master Transaction Agreement pursuant to which, on September 10, 2019, the Telesat Transponder Agreement was transferred to us. In September 2019, we and EchoStar entered into an agreement whereby we compensate EchoStar for retaining certain obligations to Telesat related to our performance under the Telesat Transponder Agreement. See above for further information on the Master Transaction Agreement.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

QuetzSat-1 Lease Agreement. During 2008, EchoStar entered into a ten-year satellite service agreement with SES Latin America S.A. (“SES”), which provided, among other things, for the provision by SES to EchoStar of service on 32 DBS transponders on the QuetzSat-1 satellite (“SES Transponder Agreement”). During 2008, EchoStar also entered into a transponder service agreement (“QuetzSat-1 Transponder Agreement”) with us pursuant to which we received service from EchoStar on 24 DBS transponders. QuetzSat-1 was launched on September 29, 2011 and was placed into service during the fourth quarter 2011 at the 67.1 degree orbital location. In January 2013, QuetzSat-1 was moved to the 77 degree orbital location and we commenced commercial operations at that location in February 2013. During the first quarter 2013, we and EchoStar entered into an agreement pursuant to which we subleased five DBS transponders back to EchoStar.

Unless earlier terminated under the terms and conditions of the SES Transponder Agreement and QuetzSat-1 Transponder Agreement, the initial service term will expire in November 2021. Upon expiration of the initial term, we have the option to renew the SES Transponder Agreement on a year-to-year basis through the end-of-life of the QuetzSat-1 satellite. There can be no assurance that any options to renew the SES Transponder Agreement will be exercised. On May 19, 2019, we entered into a Master Transaction Agreement pursuant to which, on September 10, 2019, the SES Transponder Agreement was transferred to us. See above for further information on the Master Transaction Agreement.

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

“Cost of sales – equipment and other”

During the three months ended June 30, 2020 and 2019, we incurred $1 million and zero, respectively, for satellite hosting, operations and maintenance services as well as transmission of certain data.  During the six months ended June 30, 2020 and 2019, we incurred $2 million and zero, respectively, for satellite hosting, operations and maintenance services as well as transmission of certain data.  These amounts are recorded in “Cost of sales – equipment and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

“General and administrative expenses”

During the three months ended June 30, 2020 and 2019, we incurred $3 million and $6 million, respectively, for general and administrative expenses for services provided to us by EchoStar. During the six months ended June 30, 2020 and 2019, we incurred $7 million and $11 million, respectively, for general and administrative expenses for services provided to us by EchoStar. These amounts are recorded in “General and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

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

Hughes Broadband Master Services Agreement.  In March 2017, DISH Network L.L.C. (“DNLLC”) and HNS entered into the MSA pursuant to which DNLLC, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders for the Hughes broadband satellite service and related equipment; and (ii) installs Hughes service equipment with respect to activations generated by DNLLC.  Under the MSA, HNS will make certain payments to DNLLC for each Hughes service activation generated, and installation performed, by DNLLC.  Payments from HNS for services provided are recorded in “Subscriber-related revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). For each of the three months ended June 30, 2020 and 2019, these payments were $5 million. For the six months ended June 30, 2020 and 2019, these payments were $9 million and $11 million, respectively. The MSA has an initial term of five years with automatic renewal for successive one-year terms.  After the first anniversary of the MSA, either party has the ability to terminate the MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party.  Upon expiration or termination of the MSA, HNS will continue to provide the Hughes service to subscribers and make certain payments to DNLLC pursuant to the terms and conditions of the MSA. For both the three months ended June 30, 2020 and 2019, we purchased broadband equipment from HNS of $3 million, under the MSA. For the six months ended June 30, 2020 and 2019, we purchased broadband equipment from HNS of $7 million and $8 million, under the MSA, respectively.

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

The table below summarizes our transactions with NagraStar:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$13,259	$14,355	$27,351	$28,714

	As of
	June 30,	December 31,
	2020	2019

	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$17,930	$9,630
Commitments to NagraStar	$4,159	$4,893

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

The table below summarizes our transactions with Dish Mexico:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(In thousands)
Sales:
Satellite capacity	$5,463	$—	10,925	—
Uplink services	1,288	1,412	2,669	2,816
Total	$6,751	$1,412	$13,594	$2,816

	As of
	June 30,	December 31,
	2020	2019

	(In thousands)
Amounts Receivable:
Amounts receivable from Dish Mexico	$11,892	$7,057

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

14.Subsequent Events

7 3/8% Senior Notes due 2028

On July 1, 2020, we issued $1.0 billion aggregate principal amount of our 7 3/8% Senior Notes due July 1, 2028. Interest accrues at an annual rate of 7 3/8% and is payable semi-annually in cash, in arrears on January 1 and July 1 of each year, commencing on January 1, 2021.

The 7 3/8% Senior Notes are redeemable, in whole or in part, at any time prior to July 1, 2023 at a redemption price equal to 100% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest.  On or after July 1, 2023, we may redeem the Notes, in whole or in part, at any time at the redemption prices specified under the related indenture, together with accrued and unpaid interest.  Prior to July 1, 2023, we may also redeem up to 35% of the 7 3/8% Senior Notes at a specified premium with the net cash proceeds from certain equity offerings or capital contributions.

Our 7 3/8% Senior Notes are:

●	general unsecured senior obligations of DISH DBS Corporation (“DISH DBS”);
●	ranked equally in right of payment with all of DISH DBS’ and the guarantors’ existing and future unsecured senior debt; and
●	ranked effectively junior to our and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.

The indenture related to our 7 3/8% Senior Notes contains restrictive covenants that, among other things, impose limitations on the ability of DISH DBS and its restricted subsidiaries to:

●	incur additional debt;
●	pay dividends or make distributions on DISH DBS’ capital stock or repurchase DISH DBS’ capital stock;
●	make certain investments;
●	create liens or enter into sale and leaseback transactions;
●	enter into transactions with affiliates;
●	merge or consolidate with another company; and
●	transfer or sell assets.

In the event of a change of control, as defined in the related indenture, we would be required to make an offer to repurchase all or any part of a holder’s 7 3/8% Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q. This management’s discussion and analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed under the caption “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and in our Annual Report on Form 10-K for the year ended December 31, 2019. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation to update any forward-looking statements.

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

Financial Highlights

2020 Second Quarter Consolidated Results of Operations and Key Operating Metrics

●	Revenue of $3.187 billion
●	Net income attributable to DISH Network of $452 million and basic and diluted earnings per share of common stock of $0.86 and $0.78, respectively
●	Loss of approximately 96,000 net Pay-TV subscribers
●	Loss of approximately 40,000 net DISH TV subscribers
●	Loss of approximately 56,000 net SLING TV subscribers
●	Pay-TV ARPU of $92.17
●	Gross new DISH TV subscriber activations of approximately 268,000
●	DISH TV churn rate of 1.14%
●	DISH TV SAC of $834

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Consolidated Financial Condition as of June 30, 2020

●	Cash, cash equivalents and current marketable investment securities of $2.630 billion
●	Total assets of $33.497 billion
●	Total long-term debt and finance lease obligations of $13.059 billion

Business Segments

We currently operate two primary business segments: (1) Pay-TV; and (2) Wireless.

Recent Developments

COVID-19 Update

A novel strain of coronavirus which causes the disease COVID-19 has resulted in a worldwide health pandemic.  To date, COVID-19 has surfaced in nearly all regions around the world and resulted in global travel restrictions and business slowdowns or shutdowns.  The COVID-19 pandemic has also created unanticipated circumstances and uncertainty, disruption, and significant volatility in the economic environment generally, which have and may continue to adversely affect our business operations and may materially and adversely affect our business, financial condition and results of operations.  As the COVID-19 pandemic continues, many of our customers are impacted by recommendations and/or mandates from federal, state, and local authorities to practice social distancing, to refrain from gathering in groups and, in some areas, to refrain from non-essential movements outside of their homes. Governmental authorities are taking various actions in an effort to slow the spread of COVID-19. COVID-19 has impacted our business, in particular the following areas:

●	In response to the outbreak and business disruption, first and foremost, we have prioritized the health and safety of our employees. We have implemented increased health and safety practices including, increased use of personal protective equipment for employees to protect them and our subscribers, and temperature checks at certain locations.

●	With respect to our wireless business, in March we provided access to certain of our wireless spectrum licenses to AT&T and T-Mobile for no cost for a 60-day period and NorthStar Wireless and SNR Wireless also provided access to certain of their wireless spectrum licenses at no cost to Verizon for a 60-day period. We extended access to certain wireless licenses for T-Mobile, this agreement expired on June 30, 2020. We are continuing our focus on our wireless initiatives, including our 5G Network Deployment.

●	Our commercial business is impacted as many bars, restaurants, and other commercial establishments have been and continue to be recommended and/or mandated to suspend all non-essential “in-person” business operations. In addition, airlines and hotels significantly reduced operations as a result of government actions and/or related lower consumer demand.

●	Beginning in the second half of March 2020, COVID-19 and the related governmental recommendations and/or mandates created reduced in person selling opportunities, and a reduction in customers’ willingness to open direct mail marketing and allow in-home technicians into their homes. As a result, we reduced our marketing expenditures and our gross new DISH TV subscribers began to decrease.

●	Our OnTech Smart Services and DISH Smart Home Services brands were impacted as in-home installation and support has been impacted by government actions and/or related lower consumer demand for these services.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

●Widespread unemployment may impact both our commercial and residential subscribers’ ability to pay for the services they receive and, as a result, we have increased our allowance for credit losses as a component of “Trade accounts receivable, net” as of June 30, 2020 on our Condensed Consolidated Balance Sheets. We continue to monitor the health of our business, including the potential impact of widespread unemployment on our subscribers’ ability to pay for the services they receive.

●Our supply chain has been impacted by COVID-19, and there have been and could be additional significant and unanticipated interruptions and/or delays in the supply of materials and/or equipment across our supply chain, due to, among other things, surges in COVID-19.  Furthermore, we may not be able to diversify sources of supply in a timely manner to mitigate these interruptions and/or delays.  These interruptions and/or delays in our supply chain could have a material adverse effect on our business, including our pay-TV operations, our ability to meet our build-out requirement deadlines for our wireless spectrum licenses and our 5G Network Deployment generally.

●Due to the current economic climate, combined with changing needs of our customers and how we can best serve them, during the second quarter of 2020, we made the decision to reevaluate our organization. This included a focused set of staffing reductions to align our workforce to best serve our Pay-TV customers.

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

Sprint Asset Acquisition

Asset Purchase Agreement

On July 26, 2019, we entered into an Asset Purchase Agreement (the “APA”) with T-Mobile US, Inc. (“TMUS”) and Sprint Corporation (“Sprint” and together with TMUS, the “Sellers” and given the consummation of the Sprint-TMUS merger, sometimes referred to as “NTM”) to acquire from NTM certain assets and liabilities associated with Sprint’s Boost Mobile and Sprint-branded prepaid mobile services businesses (the “Prepaid Business”) for an aggregate purchase price of $1.4 billion as adjusted for specific categories of net working capital on the Closing Date (the “Prepaid Business Sale”). Effective July 1, 2020 (the “Closing Date”), upon the terms and subject to the conditions set forth in the APA and in accordance with the Final Judgment (as defined below), we and NTM completed the Prepaid Business Sale.

Our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the quarter ending September 30, 2020 will include the results of the Prepaid Business from the Closing Date forward.  Our Condensed Consolidated Balance Sheets for the quarter ending September 30, 2020 will include the assets and liabilities of the Prepaid Business, which will be appraised by a third-party, and will include various assumptions in determining fair value.  These assets and liabilities may include intangible assets associated with the MNSA, the Option Agreement, the Spectrum Purchase Agreement, and the TSA, each as further discussed below.  Pursuant to certain accounting rules, the purchase price for the acquisition of the Prepaid Business will be adjusted for, among other things, specific categories of net working capital and certain payments from third parties.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

In connection with the Prepaid Business Sale and the consummation of the Sprint-TMUS merger, we, TMUS, Sprint, Deutsche Telekom AG (“DT”) and SoftBank Group Corporation (“SoftBank”) came to an agreement with the United States Department of Justice (the “DOJ”) on key terms and approval of the Transaction Agreements (as defined below) and our wireless service business and spectrum. On July 26, 2019, we, TMUS, Sprint, DT and SoftBank (collectively, the “Defendants”) entered into a Stipulation and Order (the “Stipulation and Order”) with the DOJ binding the Defendants to a Proposed Final Judgment (the “Proposed Final Judgment”) which memorialized the agreement between the DOJ and the Defendants. The Stipulation and Order and the Proposed Final Judgment were filed in the United States District Court for the District of Columbia (the “District Court”) on July 26, 2019 and on April 1, 2020, the Proposed Final Judgment was entered with the District Court (the Proposed Final Judgment as so entered with the District Court, the “Final Judgment”) and the Sellers consummated the Sprint-TMUS merger.

The term of the Final Judgment is seven years from the date of its entry with the District Court or five years if the DOJ gives notice that the divestitures, build-outs and other requirements have been completed to its satisfaction. A Monitoring Trustee has been appointed by the District Court that has the power and authority to monitor the Defendants’ compliance with the Final Judgment and settle disputes among the Defendants regarding compliance with the provisions of the Final Judgment and may recommend action to the DOJ in the event a party fails to comply with the Final Judgment.

Also in connection with the closing of the Prepaid Business Sale, we and NTM entered into a transition services agreement under which we will receive certain transitional services (the “TSA”), a master network services agreement for the provision of network services by NTM to us (the “MNSA”), an option agreement entitling us to acquire certain decommissioned cell sites and retail stores of NTM (the “Option Agreement”) and an agreement under which we would purchase all of Sprint’s 800 MHz spectrum licenses, totaling approximately 13.5 MHz of nationwide wireless spectrum for an additional approximately $3.59 billion (the “Spectrum Purchase Agreement” and together with the APA, the TSA, the MNSA and the Option Agreement, the “Transaction Agreements”). See Note 10 “Commitments and Contingencies – Commitments – Sprint Asset Acquisition” in the Notes to our Condensed Consolidated Financial Statements for further information on the Transaction Agreements.

Agreement with the DOJ: The Stipulation and Order and the Final Judgment

Certain of the provisions of the Stipulation and Order and the Final Judgment are also reflected in the terms of the Transaction Agreements. In addition to the terms reflected in the Transaction Agreements, the Stipulation and Order and the Final Judgment provide for other rights and obligations of the Sellers and us, including the following:

●	For a period of one year after the Closing Date, if we determine that certain assets not included in the divestiture were previously used by the Prepaid Business and are reasonably necessary for the continued competitiveness of the Prepaid Business, subject to certain carve-outs, we may request that such assets be transferred to us, which the DOJ can approve or deny in its sole discretion.
●	Within one year of the Closing Date, we are required to offer nationwide postpaid retail mobile wireless service.
●	If we elect not to purchase the 800 MHz licenses pursuant to the Spectrum Purchase Agreement, we must pay $360 million (equal to 10% of the Spectrum Purchase Agreement purchase price) to the United States. However, we will not be required to make such payment if we have deployed a core network and offered 5G service to at least 20% of the U.S. population within three years of the Closing Date.
●	If we buy the 800 MHz spectrum pursuant to the Spectrum Purchase Agreement but fail to deploy all of the 800 MHz spectrum licenses for use in the provision of retail mobile wireless services by the expiration of the Final Judgment, the DOJ may require us to forfeit to the FCC any of the 800 MHz licenses for spectrum that are not being used to provide retail mobile wireless services, unless we are already providing nationwide retail wireless service.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

●	We and NTM must negotiate in good faith to reach an agreement for NTM to lease some or all of our 600 MHz spectrum licenses for deployment to retail consumers by NTM. We and NTM must report on the status of the negotiations within 90 days after the filing of the Final Judgment. If no agreement has been reached by 180 days following the filing of the Final Judgment, the DOJ may resolve any dispute in its sole discretion, provided that such resolution must be on commercially reasonable terms to both parties. Since it has been 180 days since the filing of the Final Judgment, we are waiting a decision from the DOJ.
●	We and NTM must agree to support eSIM technology on smartphones.
●	The Sellers must introduce the suppliers and distributors of the Prepaid Business to us and the Sellers may not interfere in our negotiations with such suppliers and distributors.
●	On the first day of the fiscal quarter following the entry of the Final Judgment and of each 180-day period thereafter, we will be obligated to provide the DOJ with a description of our deployment efforts over the prior quarter including: (i) the number of towers and small cells deployed, (ii) the spectrum bands on which we have deployed equipment, (iii) progress in obtaining devices that operate on our spectrum frequencies, (iv) POPs coverage of our network, (v) the number of our mobile wireless subscriptions, (vi) the amount of traffic transmitted to our subscribers using our network and using NTM’s network, and (vii) whether there are or have been any efforts by NTM to interfere with our efforts to deploy and operate our network.
●	We cannot sell, lease or otherwise provide the right to use any of the divested assets to any national facilities-based mobile wireless provider and may not sell any of the divested assets or similar assets back to TMUS during the term of the Final Judgment, except that we may lease back to NTM up to 4 MHz of the 800 MHz spectrum we will acquire (as discussed above).
●	We must comply with the June 14, 2023 AWS-4, Lower 700 MHz E Block, AWS H Block, and nationwide 5G broadband network build-out commitments made to the FCC, subject to verification by the FCC (as described below). If we fail to comply with such build-out commitments, we may be subject to civil contempt in addition to the substantial voluntary contributions and license forfeitures described below if we fail to meet these commitments (as described below).

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Upon the FCC issuing its Order effectuating these commitments, our 5G deployment commitments for each of the four spectrum bands will be generally as set forth below. We cannot predict with any degree of certainty the timing of the FCC issuing its Order effectuating these commitments.

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

Pay-TV

We are the nation’s fourth largest pay-TV provider and offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear streaming over-the-top (“OTT”), Internet-based domestic, international and Latino video programming services (“SLING TV”). As of June 30, 2020, we had 11.272 million Pay-TV subscribers in the United States, including 9.017 million DISH TV subscribers and 2.255 million SLING TV subscribers.

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

Wireless

Since 2008, we have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets and made over $10 billion in non-controlling investments in certain entities, for a total of over $21 billion. The $21 billion of investments related to wireless spectrum licenses does not include $5 billion of capitalized interest related to the carrying value of such licenses.  See Note 2 “Capitalized Interest” in the Notes to our Condensed Consolidated Financial Statements for further information on capitalized interest.

DISH Network Spectrum

We have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets. These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. In March 2017, we notified the FCC that we planned to deploy a narrowband IoT network on certain of these wireless licenses, which was to be the first phase of our network deployment (“First Phase”). We expected to complete the First Phase by March 2020, with subsequent phases to be completed thereafter. In light of, among other things, certain developments related to the Sprint-TMUS merger, during the first quarter 2020, we determined that the revision of certain of our build-out deadlines was probable and, therefore, we no longer intended to complete our narrowband IoT deployment. As a result, during the first quarter 2020, we impaired certain assets that would not be utilized in our 5G broadband network deployment (“5G Network Deployment”), resulting in a $253 million non-cash impairment charge in “Impairment of long-lived assets” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  We have issued RFI/Ps to various vendors in the wireless industry as we move forward with our 5G Network Deployment. We currently expect expenditures for our wireless projects to be between $250 million and $500 million during 2020, excluding capitalized interest.  We currently expect expenditures for our 5G Network Deployment to be approximately $10 billion, excluding capitalized interest.

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

Our Pay-TV services also face increased competition from programmers and other companies who distribute video directly to consumers over the Internet. Our SLING TV services face increased competition from content providers and other companies, as well as traditional satellite television providers, cable companies and large telecommunications companies that are increasing their Internet-based video offerings. We also face competition from providers of video content distributed over the Internet including services with live-linear television programming, as well as single programmer offerings and offerings of large libraries of on-demand content, including in certain cases original content. These providers include, among others, Netflix, Hulu, Apple, Amazon, Alphabet, Disney, Verizon, AT&T, ViacomCBS, STARZ, Fubo and Philo.  Furthermore, our DISH TV services face increased competition as programming offered over the Internet has become more prevalent and consumers are spending an increasing amount of time accessing video content via the Internet on their mobile devices.

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

Our Pay-TV subscriber base has been declining due to, among other things, the factors described above. There can be no assurance that our Pay-TV subscriber base will not continue to decline and that the pace of such decline will not accelerate. As our Pay-TV subscriber base continues to decline, it could have a material adverse long-term effect on our business, results of operations, financial condition and cash flow.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019.

	For the Three Months Ended June 30,		Variance
Statements of Operations Data	2020	2019	Amount	%

	(In thousands)
Revenue:
Subscriber-related revenue	$3,149,813	$3,162,572	$(12,759)	(0.4)
Equipment sales and other revenue	37,277	48,740	(11,463)	(23.5)
Total revenue	3,187,090	3,211,312	(24,222)	(0.8)

Costs and Expenses:
Subscriber-related expenses	1,884,743	2,000,961	(116,218)	(5.8)
% of Subscriber-related revenue	59.8%	63.3%
Satellite and transmission expenses	71,406	138,008	(66,602)	(48.3)
% of Subscriber-related revenue	2.3%	4.4%
Cost of sales - equipment and other	29,319	51,073	(21,754)	(42.6)
Subscriber acquisition costs	199,724	238,078	(38,354)	(16.1)
General and administrative expenses	212,124	202,758	9,366	4.6
% of Total revenue	6.7%	6.3%
Depreciation and amortization	152,124	149,702	2,422	1.6
Total costs and expenses	2,549,440	2,780,580	(231,140)	(8.3)

Operating income (loss)	637,650	430,732	206,918	48.0

Other Income (Expense):
Interest income	5,578	18,476	(12,898)	(69.8)
Interest expense, net of amounts capitalized	(11,494)	(5,650)	(5,844)	*
Other, net	16	2,832	(2,816)	(99.4)
Total other income (expense)	(5,900)	15,658	(21,558)	*

Income (loss) before income taxes	631,750	446,390	185,360	41.5
Income tax (provision) benefit, net	(151,344)	(105,824)	(45,520)	(43.0)
Effective tax rate	24.0%	23.7%
Net income (loss)	480,406	340,566	139,840	41.1
Less: Net income (loss) attributable to noncontrolling interests, net of tax	28,063	23,523	4,540	19.3
Net income (loss) attributable to DISH Network	$452,343	$317,043	$135,300	42.7

Other Data:
Pay-TV subscribers, as of period end (in millions) **	11.272	12.032	(0.760)	(6.3)
DISH TV subscribers, as of period end (in millions) **	9.017	9.560	(0.543)	(5.7)
Sling TV subscribers, as of period end (in millions)	2.255	2.472	(0.217)	(8.8)
Pay-TV subscriber additions (losses), net (in millions)	(0.096)	(0.031)	(0.065)	*
DISH TV subscriber additions (losses), net (in millions)	(0.040)	(0.079)	0.039	49.4
Sling TV subscriber additions (losses), net (in millions)	(0.056)	0.048	(0.104)	*
Pay-TV ARPU	$92.17	$86.34	$5.83	6.8
DISH TV subscriber additions, gross (in millions)	0.268	0.348	(0.080)	(23.0)
DISH TV churn rate	1.14%	1.48%	(0.34)%	(23.0)
DISH TV SAC	$834	$786	$48	6.1
EBITDA	$761,727	$559,743	$201,984	36.1

* Percentage is not meaningful.

**During the first quarter 2020, we removed approximately 250,000 subscribers representing commercial accounts impacted by COVID-19 from our ending Pay-TV subscriber count.  During the second quarter 2020, 45,000 of these subscribers came off pause or had temporary rate relief end and are included in our ending Pay-TV subscriber count as of June 30, 2020. See “Results of Operations – Pay-TV subscribers” for further information.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay TV subscribers

DISH TV subscribers. We lost approximately 40,000 net DISH TV subscribers during the three months ended June 30, 2020 compared to the loss of approximately 79,000 net DISH TV subscribers during the same period in 2019. This decrease in net DISH TV subscriber losses primarily resulted from a lower DISH TV churn rate, partially offset by lower gross new DISH TV subscriber activations.

SLING TV subscribers. We lost approximately 56,000 net SLING TV subscribers during the three months ended June 30, 2020 compared to the addition of approximately 48,000 net SLING TV subscribers during the same period in 2019. This decrease in net SLING TV subscriber additions was primarily related to lower SLING TV subscriber activations, increased competition, including competition from other subscription video on-demand and live-linear OTT service providers, and delays and cancellations of sporting events as a result of COVID-19.

DISH TV subscribers, gross. During the three months ended June 30, 2020, we activated approximately 268,000 gross new DISH TV subscribers compared to approximately 348,000 gross new DISH TV subscribers during the same period in 2019, a decrease of 23.0%. This decrease in our gross new DISH TV subscriber activations was primarily related to the impact of COVID-19. Beginning in the second half of March 2020, COVID-19 and the related governmental recommendations and/or mandates created reduced in person selling opportunities, and a reduction in customers’ willingness to open direct mail marketing and allow in-home technicians into their homes as well as delays and cancellations of sporting events.  As a result, during the second quarter 2020, we reduced our marketing expenditures and our gross new DISH TV subscribers began to decrease. We continue to assess the impact of COVID-19 and cannot predict with certainty the impact to our gross new DISH TV subscribers as a result of, among other things, higher unemployment and lower discretionary spending and reduced ability to perform our in-home service operations due to the impact of social distancing. In addition, our gross new DISH TV subscriber activations continue to be negatively impacted by stricter customer acquisition policies for our DISH TV subscribers, including an emphasis on acquiring higher quality subscribers, and by increased competitive pressures, including aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, and channel removals.

DISH TV churn rate. Our DISH TV churn rate for the three months ended June 30, 2020 was 1.14% compared to 1.48% for the same period in 2019. This decrease primarily resulted from the positive impact of COVID-19, including, among other things, the recommendations and/or mandates from federal, state, and local authorities that customers refrain from non-essential movements outside of their homes and the resulting increased consumption of our Pay-TV services. In addition, COVID-19 had a positive impact on competitive pressures due to, among other things, a reduction in customers’ willingness to allow competitors’ technicians into their homes and delays and cancellations of sporting events that reduced the attractiveness of competitors’ promotional offers and services. We continue to assess the impact of COVID-19 and cannot predict with certainty the impact to our DISH TV churn rate as a result of, among other things, higher unemployment and lower discretionary spending and reduced ability to perform our in-home service operations due to the impact of social distancing. In addition, this decrease also resulted from our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Beginning in March 2020, several federal, state, and local government agencies implemented recommendations, guidelines, and orders regarding “social distancing” in an attempt to slow or stop the spread of COVID-19. As a result of these actions, many bars, restaurants, and other commercial establishments have been and continue to be recommended and/or ordered to suspend all non-essential “in-person” business operations. In addition, airlines and hotels significantly reduced operations as a result of government actions and/or related lower consumer demand. In an effort to avoid charging commercial customers for services in their establishments which are no longer open to the public, we have paused service or provided temporary rate relief for certain of those commercial accounts. For certain commercial accounts, each subscription is counted as one Pay-TV subscriber. For other commercial accounts, as discussed above, we divide our total revenue for these commercial accounts by $34.99, and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our Pay-TV subscriber count. During the first quarter 2020, we removed 250,000 subscribers from our ending Pay-TV subscriber count for commercial accounts we placed on pause, or received reduced revenue, or we anticipate the account to disconnect due to COVID-19. During the second quarter 2020, 45,000 of these subscribers came off pause or had temporary rate relief end and 17,000 of these subscribers disconnected.

We have not incurred and do not expect to incur any significant expenses in connection with the return of these commercial accounts and accordingly, these commercial accounts were added to our ending subscriber count and were not recorded as gross new Pay-TV subscriber activations. We cannot predict when the remaining commercial accounts will be able to fully reopen, how many will return or when they may return to active subscriber status, and there can be no assurance that they will return. We continue to assess the impact of COVID-19 and cannot predict with certainty the impact to our subscriber base, gross new DISH TV subscribers and our DISH TV churn rate as a result of, among other things, higher unemployment and lower discretionary spending and our reduced ability to perform our in-home service operations due to the impact of social distancing. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our financial condition and results of operations.

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

Subscriber-related revenue. “Subscriber-related revenue” totaled $3.150 billion for the three months ended June 30, 2020, a decrease of $13 million or 0.4% compared to the same period in 2019. The decrease in “Subscriber-related revenue” compared to the same period in 2019 was primarily related to a lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU discussed below.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV ARPU. Pay-TV ARPU was $92.17 during the three months ended June 30, 2020 versus $86.34 during the same period in 2019. The $5.83 or 6.8% increase in Pay-TV ARPU was primarily attributable to the DISH TV programming package price increases in the first quarter 2020 and 2019, the SLING TV programming package price increases in the first quarter 2020 and fourth quarter 2019, and an increase in revenue related to pay-per-view and premium channels. In addition, Pay-TV ARPU for the three months ended June 30, 2020 was positively impacted by a decrease in SLING TV subscribers as a percentage of our total Pay-TV subscriber base and fewer commercial accounts compared to the same period in 2019. SLING TV subscribers on average purchase lower priced programming services than DISH TV subscribers, and therefore, the decrease in SLING TV subscribers had a positive impact on Pay-TV ARPU.  Commercial accounts have lower Pay-TV ARPU than residential subscribers, and therefore, the decrease in commercial accounts had a positive impact on Pay-TV ARPU.

Subscriber-related expenses. “Subscriber-related expenses” totaled $1.885 billion during the three months ended June 30, 2020, a decrease of $116 million or 5.8% compared to the same period in 2019. The decrease in “Subscriber-related expenses” was primarily attributable to a lower average Pay-TV subscriber base and a decrease in variable and retention costs per subscriber. Variable and retention costs per subscriber decreased due to, among other things, increased operational efficiencies, including a focused set of staffing reductions, and fewer customer upgrades. These decreases were partially offset by higher programming costs per subscriber. Programming costs per subscriber during the three months ended June 30, 2020 increased due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. This increase was partially offset by the reduction in programming costs per subscriber related to Fox RSN’s removal of certain of their channels from our programming lineup. “Subscriber-related expenses” represented 59.8% and 63.3% of “Subscriber-related revenue” during the three months ended June 30, 2020 and 2019, respectively.

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

Satellite and transmission expenses. “Satellite and transmission expenses” totaled $71 million during the three months ended June 30, 2020, a decrease of $67 million or 48.3% compared to the same period in 2019. This decrease resulted from the reduction of expense associated with the transfer of certain assets to us pursuant to the Master Transaction Agreement. See Note 13 in the Notes to our Condensed Consolidated Financial Statements for further information.

Subscriber acquisition costs. “Subscriber acquisition costs” totaled $200 million during the three months ended June 30, 2020, a decrease of $38 million or 16.1% compared to the same period in 2019. This change was primarily attributable to lower gross new DISH TV subscriber activations, partially offset by the increase in DISH TV SAC, discussed below.

DISH TV SAC.  DISH TV SAC was $834 during the three months ended June 30, 2020 compared to $786 during the same period in 2019, an increase of $48 or 6.1%.  This change was primarily attributable to fewer commercial additions compared to the same period in 2019, which historically have lower DISH TV SAC than residential activations.

During the three months ended June 30, 2020 and 2019, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $36 million and $43 million, respectively.

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

General and administrative expenses. “General and administrative expenses” totaled $212 million during the three months ended June 30, 2020, a $9 million or 4.6% increase compared to the same period in 2019. This increase was primarily driven by an increase in expense related to our wireless projects, partially offset by cost cutting initiatives in the Pay-TV business, including a focused set of staffing reductions.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $762 million during the three months ended June 30, 2020, an increase of $202 million or 36.1% compared to the same period in 2019. The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months Ended
	June 30,
	2020	2019

	(In thousands)
EBITDA	$761,727	$559,743
Interest, net	(5,916)	12,826
Income tax (provision) benefit, net	(151,344)	(105,824)
Depreciation and amortization	(152,124)	(149,702)
Net income (loss) attributable to DISH Network	$452,343	$317,043

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

Income tax (provision) benefit, net. Our income tax provision was $151 million during the three months ended June 30, 2020, an increase of $46 million compared to the same period in 2019. The increase in the provision was primarily related to an increase in “Income (loss) before income taxes.”

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019.

	For the Six Months Ended June 30,		Variance
Statements of Operations Data	2020	2019	Amount	%

	(In thousands)
Revenue:
Subscriber-related revenue	$6,315,854	$6,310,342	$5,512	0.1
Equipment sales and other revenue	88,625	88,114	511	0.6
Total revenue	6,404,479	6,398,456	6,023	0.1

Costs and Expenses:
Subscriber-related expenses	3,845,409	4,005,968	(160,559)	(4.0)
% of Subscriber-related revenue	60.9%	63.5%
Satellite and transmission expenses	146,258	277,509	(131,251)	(47.3)
% of Subscriber-related revenue	2.3%	4.4%
Cost of sales - equipment and other	71,029	91,457	(20,428)	(22.3)
Subscriber acquisition costs	453,597	431,977	21,620	5.0
General and administrative expenses	431,096	401,672	29,424	7.3
% of Total revenue	6.7%	6.3%
Depreciation and amortization	318,944	302,841	16,103	5.3
Impairment of long-lived assets (Note 8)	356,418	—	356,418	*
Total costs and expenses	5,622,751	5,511,424	111,327	2.0

Operating income (loss)	781,728	887,032	(105,304)	(11.9)

Other Income (Expense):
Interest income	19,794	33,643	(13,849)	(41.2)
Interest expense, net of amounts capitalized	(27,100)	(11,571)	(15,529)	*
Other, net	1,608	11,920	(10,312)	(86.5)
Total other income (expense)	(5,698)	33,992	(39,690)	*

Income (loss) before income taxes	776,030	921,024	(144,994)	(15.7)
Income tax (provision) benefit, net	(196,350)	(219,159)	22,809	10.4
Effective tax rate	25.3%	23.8%
Net income (loss)	579,680	701,865	(122,185)	(17.4)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	54,238	45,061	9,177	20.4
Net income (loss) attributable to DISH Network	$525,442	$656,804	$(131,362)	(20.0)

Other Data:
Pay-TV subscribers, as of period end (in millions) **	11.272	12.032	(0.760)	(6.3)
DISH TV subscribers, as of period end (in millions) **	9.017	9.560	(0.543)	(5.7)
Sling TV subscribers, as of period end (in millions)	2.255	2.472	(0.217)	(8.8)
Pay-TV subscriber additions (losses), net (in millions) **	(0.509)	(0.290)	(0.219)	(75.5)
DISH TV subscriber additions (losses), net (in millions) **	(0.172)	(0.345)	0.173	50.1
Sling TV subscriber additions (losses), net (in millions)	(0.337)	0.055	(0.392)	*
Pay-TV ARPU	$90.43	$85.68	$4.75	5.5
DISH TV subscriber additions, gross (in millions)	0.567	0.591	(0.024)	(4.1)
DISH TV churn rate **	1.34%	1.61%	(0.27)%	(16.8)
DISH TV SAC	$849	$803	$46	5.7
EBITDA	$1,048,042	$1,156,732	$(108,690)	(9.4)

* Percentage is not meaningful.

**During the first quarter 2020, we removed approximately 250,000 subscribers representing commercial accounts impacted by COVID-19 from our ending Pay-TV subscriber count.  During the second quarter 2020, 45,000 of these subscribers came off pause or had temporary rate relief end and are included in our ending Pay-TV subscriber count as of June 30, 2020. The effect of the removal of these 250,000 subscribers as of March 31, 2020 and the addition of these 45,000 subscribers as of June 30, 2020 was excluded from the calculation of our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions/losses and Pay-TV churn rate for the six months ended June 30, 2020.  See “Results of Operations – Pay-TV subscribers” for further information.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay TV subscribers

DISH TV subscribers. We lost approximately 172,000 net DISH TV subscribers during the six months ended June 30, 2020 compared to the loss of approximately 345,000 net DISH TV subscribers during the same period in 2019. This decrease in net DISH TV subscriber losses primarily resulted from a lower DISH TV churn rate, partially offset by lower gross new DISH TV subscriber activations.

SLING TV subscribers. We lost approximately 337,000 net SLING TV subscribers during the six months ended June 30, 2020 compared to the addition of approximately 55,000 net SLING TV subscribers during the same period in 2019. This decrease in net SLING TV subscriber additions was primarily related to lower SLING TV subscriber activations, increased competition, including competition from other subscription video on-demand and live-linear OTT service providers, and delays and cancellations of sporting events as a result of COVID-19.

DISH TV subscribers, gross. During the six months ended June 30, 2020, we activated approximately 567,000 gross new DISH TV subscribers compared to approximately 591,000 gross new DISH TV subscribers during the same period in 2019, a decrease of 4.1%. This decrease in our gross new DISH TV subscriber activations was primarily related to the impact of COVID-19. Beginning in the second half of March 2020, COVID-19 and the related governmental recommendations and/or mandates created reduced in person selling opportunities, and a reduction in customers’ willingness to open direct mail marketing and allow in-home technicians into their homes as well as delays and cancellations of sporting events.  As a result, during the first and second quarter 2020, we reduced our marketing expenditures and our gross new DISH TV subscribers began to decrease. We continue to assess the impact of COVID-19 and cannot predict with certainty the impact to our gross new DISH TV subscribers as a result of, among other things, higher unemployment and lower discretionary spending and reduced ability to perform our in-home service operations due to the impact of social distancing. In addition, our gross new DISH TV subscriber activations continue to be negatively impacted by stricter customer acquisition policies for our DISH TV subscribers, including an emphasis on acquiring higher quality subscribers, and by increased competitive pressures, including aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, and channel removals.

DISH TV churn rate. Our DISH TV churn rate for the six months ended June 30, 2020 was 1.34% compared to 1.61% for the same period in 2019. This decrease primarily resulted from the positive impact of COVID-19, including, among other things, the recommendations and/or mandates from federal, state, and local authorities that customers refrain from non-essential movements outside of their homes and the resulting increased consumption of our Pay-TV services. In addition, COVID-19 had a positive impact on competitive pressures due to, among other things, a reduction in customers’ willingness to allow competitors’ technicians into their homes and delays and cancellations of sporting events that reduced the attractiveness of competitors’ promotional offers and services. Furthermore, our DISH TV churn rate for the six months ended June 30, 2019 was negatively impacted by Univision’s removal of certain of their channels from our programming lineup. We continue to assess the impact of COVID-19 and cannot predict with certainty the impact to our DISH TV churn rate as a result of, among other things, higher unemployment and lower discretionary spending and reduced ability to perform our in-home service operations due to the impact of social distancing. In addition, this decrease also resulted from our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Beginning in March 2020, several federal, state, and local government agencies implemented recommendations, guidelines, and orders regarding “social distancing” in an attempt to slow or stop the spread of COVID-19. As a result of these actions, many bars, restaurants, and other commercial establishments have been and continue to be recommended and/or ordered to suspend all non-essential “in-person” business operations. In addition, airlines and hotels significantly reduced operations as a result of government actions and/or related lower consumer demand. In an effort to avoid charging commercial customers for services in their establishments which are no longer open to the public, we have paused service or provided temporary rate relief for certain of those commercial accounts. For certain commercial accounts, each subscription is counted as one Pay-TV subscriber. For other commercial accounts, as discussed above, we divide our total revenue for these commercial accounts by $34.99, and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our Pay-TV subscriber count. During the first quarter 2020, we removed 250,000 subscribers from our ending Pay-TV subscriber count for commercial accounts we placed on pause, or received reduced revenue, or we anticipate the account to disconnect due to COVID-19. During the second quarter 2020, 45,000 of these subscribers came off pause or had temporary rate relief end and 17,000 of these subscribers disconnected.

While our ending Pay-TV subscriber count as of June 30, 2020 was adjusted for the removal of 250,000 commercial subscribers and the addition of 45,000 commercial subscribers, discussed above, gross new Pay-TV subscriber activations, net Pay-TV subscriber additions/losses and Pay-TV churn rate for the six months ended June 30, 2020 were not adjusted. We have not incurred and do not expect to incur any significant expenses in connection with the return of these commercial accounts and accordingly, these commercial accounts were added to our ending subscriber count and were not recorded as gross new Pay-TV subscriber activations. We cannot predict when the remaining commercial accounts will be able to fully reopen, how many will return or when they may return to active subscriber status, and there can be no assurance that they will return. We continue to assess the impact of COVID-19 and cannot predict with certainty the impact to our subscriber base, gross new DISH TV subscribers and our DISH TV churn rate as a result of, among other things, higher unemployment and lower discretionary spending and our reduced ability to perform our in-home service operations due to the impact of social distancing. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our financial condition and results of operations.

Subscriber-related revenue. “Subscriber-related revenue” totaled $6.316 billion for the six months ended June 30, 2020, an increase of $6 million or 0.1% compared to the same period in 2019. The increase in “Subscriber-related revenue” compared to the same period in 2019 was primarily related to an increase in Pay-TV ARPU discussed below, partially offset by a lower average Pay-TV subscriber base.

Pay-TV ARPU. Pay-TV ARPU was $90.43 during the six months ended June 30, 2020 versus $85.68 during the same period in 2019. The $4.75 or 5.5% increase in Pay-TV ARPU was primarily attributable to the DISH TV programming package price increases in the first quarter 2020 and 2019, the SLING TV programming package price increases in the first quarter 2020 and fourth quarter 2019 and fewer commercial accounts compared to the same period in 2019, which have lower Pay-TV ARPU than residential subscribers.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Subscriber-related expenses. “Subscriber-related expenses” totaled $3.845 billion during the six months ended June 30, 2020, a decrease of $161 million or 4.0% compared to the same period in 2019. The decrease in “Subscriber-related expenses” was primarily attributable to a lower average Pay-TV subscriber base and a decrease in variable and retention costs per subscriber. Variable and retention costs per subscriber decreased due to, among other things, increased operational efficiencies, including a focused set of staffing reductions, and fewer customer upgrades. These decreases were partially offset by higher programming costs per subscriber. Programming costs per subscriber during the six months ended June 30, 2020 increased due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. This increase was partially offset by the reduction in programming costs per subscriber related to Fox RSN’s removal of certain of their channels from our programming lineup. In addition, the six months ended June 30, 2020 was negatively impacted by the $21 million increase in allowance for credit losses as a result of COVID-19. “Subscriber-related expenses” represented 60.9% and 63.5% of “Subscriber-related revenue” during the six months ended June 30, 2020 and 2019, respectively.

Satellite and transmission expenses. “Satellite and transmission expenses” totaled $146 million during the six months ended June 30, 2020, a decrease of $131 million or 47.3% compared to the same period in 2019. This decrease resulted from the reduction of expense associated with the transfer of certain assets to us pursuant to the Master Transaction Agreement. See Note 13 in the Notes to our Condensed Consolidated Financial Statements for further information.

Subscriber acquisition costs. “Subscriber acquisition costs” totaled $454 million during the six months ended June 30, 2020, an increase of $22 million or 5.0% compared to the same period in 2019. This change was primarily attributable to the increase in DISH TV SAC, discussed below, partially offset by lower gross new DISH TV subscriber activations.

DISH TV SAC.  DISH TV SAC was $849 during the six months ended June 30, 2020 compared to $803 during the same period in 2019, an increase of $46 or 5.7%.  This change was primarily attributable to fewer commercial additions compared to the same period in 2019, which historically have lower DISH TV SAC than residential activations, and an increase in advertising costs.

During the six months ended June 30, 2020 and 2019, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $71 million and $77 million, respectively.

General and administrative expenses. “General and administrative expenses” totaled $431 million during the six months ended June 30, 2020, a $29 million or 7.3% increase compared to the same period in 2019. This increase was primarily driven by an increase in expense related to our wireless projects, partially offset by cost cutting initiatives in the Pay-TV business, including a focused set of staffing reductions.

Impairment of long-lived assets. “Impairment of long-lived assets” of $356 million during the six months ended June 30, 2020 resulted from impairments of the T1 satellite and D1 satellites, as well as certain wireless equipment and operating lease assets related to our narrowband IoT deployment which we no longer intend to complete. See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $1.048 billion during the six months ended June 30, 2020, a decrease of $109 million or 9.4% compared to the same period in 2019. EBITDA for six months ended June 30, 2020 was negatively impacted by “Impairment of long-lived assets” of $356 million. The following table reconciles EBITDA to the accompanying financial statements.

	For the Six Months Ended
	June 30,
	2020	2019

	(In thousands)
EBITDA	$1,048,042	$1,156,732
Interest, net	(7,306)	22,072
Income tax (provision) benefit, net	(196,350)	(219,159)
Depreciation and amortization	(318,944)	(302,841)
Net income (loss) attributable to DISH Network	$525,442	$656,804

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

Income tax (provision) benefit, net. Our income tax provision was $196 million during the six months ended June 30, 2020, a decrease of $23 million compared to the same period in 2019. The decrease in the provision was primarily related to a decrease in “Income (loss) before income taxes,” partially offset by an increase in our effective tax rate.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents. See Note 5 in the Notes to our Condensed Consolidated Financial Statements for further information regarding our marketable investment securities. As of June 30, 2020, our cash, cash equivalents and current marketable investment securities totaled $2.630 billion compared to $2.860 billion as of December 31, 2019, a decrease of $230 million. This decrease in cash, cash equivalents and current marketable investment securities primarily resulted from cash used for the redemption of our 5 1/8% Senior Notes due 2020 with an aggregate principal balance of $1.1 billion, capital expenditures of $600 million (including capitalized interest related to FCC authorizations), and a $135 million payment to the FCC for the 37 GHz, 39 GHZ and 47 GHz Licenses, partially offset by cash generated from operating activities of $1.711 billion.

Cash Flow

The following discussion highlights our cash flow activities during the six months ended June 30, 2020.

Cash flows from operating activities

For the six months ended June 30, 2020, we reported “Net cash flows from operating activities” of $1.711 billion primarily attributable to $1.377 billion of “Net income (loss)” adjusted to exclude the non-cash items for “Depreciation and amortization” expense, “Impairment of long-lived assets” and “Deferred tax expense (benefit).” In addition, “Net cash flows from operating activities” was impacted by the timing difference between book expense and cash payments, including income taxes.

Cash flows from investing activities

For the six months ended June 30, 2020, we reported outflows from “Net cash flows from investing activities” of $438 million primarily related to capital expenditures of $600 million (including capitalized interest related to FCC authorizations) and a $135 million payment to the FCC for the 37 GHz, 39 GHZ and 47 GHz Licenses, partially offset by $375 million in net sales of marketable investment securities. The capital expenditures included $403 million of capitalized interest related to FCC authorizations, $99 million for new and existing DISH TV subscriber equipment and $98 million of other corporate capital expenditures.

Cash flows from financing activities

For the six months ended June 30, 2020, we reported outflows from “Net cash flows from financing activities” of $1.126 billion primarily related to the redemption of our 5 1/8% Senior Notes due 2020 with an aggregate principal balance of $1.1 billion.

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

The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Six Months Ended
	June 30,
	2020	2019

	(In thousands)
Free cash flow	$1,110,667	$618,913
Add back:
Purchases of property and equipment (including capitalized interest related to FCC authorizations)	600,229	727,406
Net cash flows from operating activities	$1,710,896	$1,346,319

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

Subscriber Base

DISH TV subscribers. We lost approximately 172,000 net DISH TV subscribers during the six months ended June 30, 2020 compared to the loss of approximately 345,000 net DISH TV subscribers during the same period in 2019. This decrease in net DISH TV subscriber losses primarily resulted from a lower DISH TV churn rate, partially offset by lower gross new DISH TV subscriber activations.

SLING TV subscribers. We lost approximately 337,000 net SLING TV subscribers during the six months ended June 30, 2020 compared to the addition of approximately 55,000 net SLING TV subscribers during the same period in 2019. This decrease in net SLING TV subscriber additions was primarily related to lower SLING TV subscriber activations, increased competition, including competition from other subscription video on-demand and live-linear OTT service providers, and delays and cancellations of sporting events as a result of COVID-19.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Seasonality

Historically, the first half of the year generally produces fewer gross new DISH TV subscriber activations than the second half of the year, as is typical in the pay-TV industry. In addition, the first and fourth quarters generally produce a lower DISH TV churn rate than the second and third quarters. However, in recent years, as the pay-TV industry has matured, we and our competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of pay-TV services. As a result, historical trends in seasonality described above may not be indicative of future trends. Our net SLING TV subscriber additions are impacted by, among other things, certain major sporting events and other major television events. Due to the COVID-19 pandemic the historical trends discussed above, for both gross new DISH TV subscriber activations and net SLING TV subscriber additions, may not be indicative of future trends.

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

Obligations and Future Capital Requirements

We expect to fund our future working capital, capital expenditures and debt service requirements from cash generated from operations, existing cash, cash equivalents and marketable investment securities balances, and cash generated through raising additional capital. We will need to make significant additional investments to, among other things, commercialize, build-out, and integrate our wireless spectrum licenses and related assets. The amount of capital required to fund our future working capital and capital expenditure needs varies, depending on, among other things, the rate at which we deploy our 5G network and the rate at which we acquire new subscribers and the cost of subscriber acquisition and retention, including capitalized costs associated with our new and existing subscriber equipment lease programs. Certain of our capital expenditures for 2020 are expected to be driven by the rate at which we deploy our 5G network as well as costs associated with subscriber premises equipment. These expenditures are necessary for the deployment of our 5G network as well as to operate and maintain our DISH TV services. Consequently, we consider them to be non-discretionary. Our capital expenditures vary depending on the number of satellites leased or under construction at any point in time and could increase materially as a result of increased competition, significant satellite failures, or economic weakness and uncertainty. Our DISH TV subscriber base has been declining and there can be no assurance that our DISH TV subscriber base will not continue to decline and that the pace of such decline will not accelerate. In the event that our DISH TV subscriber base continues to decline, it will have a material adverse long-term effect on our cash flow. In addition, the rulings in the Telemarketing litigation requiring us to pay up to an aggregate amount of $280 million and imposing certain injunctive relief against us, for which we have filed a petition for rehearing and rehearing en banc, if upheld, would have a material adverse effect on our cash, cash equivalents and marketable investment securities balances and our business operations. Furthermore, the Northstar and SNR Operative Agreements, as amended, provide for, among other things, the SNR Put Right and the Northstar Put Right for a purchase price that equals the equity contribution to Northstar Spectrum and SNR HoldCo, respectively, plus a fixed annual rate of return. As of June 30, 2020, Northstar Manager’s ownership interest in Northstar Spectrum and SNR Management’s ownership interest in SNR HoldCo was $606 million, recorded as “Redeemable noncontrolling interests” on our Condensed Consolidated Balance Sheets.

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

Sprint Asset Acquisition

Asset Purchase Agreement

On July 26, 2019, we entered into the APA with the Sellers, sometimes referred to as NTM, to acquire from NTM certain assets and liabilities associated with the Prepaid Business for an aggregate purchase price of $1.4 billion as adjusted for specific categories of net working capital. Effective on the Closing Date, upon the terms and subject to the conditions set forth in the APA and in accordance with the Final Judgment, we and NTM completed the Prepaid Business Sale.

Our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the quarter ending September 30, 2020 will include the results of the Prepaid Business from the Closing Date forward.  Our Condensed Consolidated Balance Sheets for the quarter ending September 30, 2020 will include the assets and liabilities of the Prepaid Business, which will be appraised by a third-party, and will include various assumptions in determining fair value.  These assets and liabilities may include intangible assets associated with the MNSA, the Option Agreement, the Spectrum Purchase Agreement, and the TSA, each as further discussed below.  Pursuant to certain accounting rules, the purchase price for the acquisition of the Prepaid Business will be adjusted for, among other things, specific categories of net working capital and certain payments from third parties.

In connection with the Prepaid Business Sale and the consummation of the Sprint-TMUS merger, we, TMUS, Sprint, DT and SoftBank came to an agreement with the DOJ on key terms and approval of the Transaction Agreements and our wireless service business and spectrum. On July 26, 2019, the Defendants entered into the Stipulation and Order with the DOJ binding the Defendants to the Proposed Final Judgment, which memorialized the agreement between the DOJ and the Defendants. The Stipulation and Order and the Proposed Final Judgment were filed in the District Court on July 26, 2019 and on April 1, 2020, the Final Judgment was entered with the District Court and the Sellers consummated the Sprint-TMUS merger.

The term of the Final Judgment is seven years from the date of its entry with the District Court or five years if the DOJ gives notice that the divestitures, build-outs and other requirements have been completed to its satisfaction. A Monitoring Trustee has been appointed by the District Court that has the power and authority to monitor the Defendants’ compliance with the Final Judgment and settle disputes among the Defendants regarding compliance with the provisions of the Final Judgment and may recommend action to the DOJ in the event a party fails to comply with the Final Judgment.

Also in connection with the closing of the Prepaid Business Sale, we and NTM entered into the TSA, the MNSA, the Option Agreement, and the Spectrum Purchase Agreement for an additional approximately $3.59 billion. See Note 10 “Commitments and Contingencies – Commitments – Sprint Asset Acquisition” in the Notes to our Condensed Consolidated Financial Statements for further information on the Transaction Agreements.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Agreement with the DOJ: The Stipulation and Order and the Final Judgment

Certain of the provisions of the Stipulation and Order and the Final Judgment are also reflected in the terms of the Transaction Agreements. In addition to the terms reflected in the Transaction Agreements, the Stipulation and Order and the Final Judgment provide for other rights and obligations of the Sellers and us, including the following:

●	For a period of one year after the Closing Date, if we determine that certain assets not included in the divestiture were previously used by the Prepaid Business and are reasonably necessary for the continued competitiveness of the Prepaid Business, subject to certain carve-outs, we may request that such assets be transferred to us, which the DOJ can approve or deny in its sole discretion.
●	Within one year of the Closing Date, we are required to offer nationwide postpaid retail mobile wireless service.
●	If we elect not to purchase the 800 MHz licenses pursuant to the Spectrum Purchase Agreement, we must pay $360 million (equal to 10% of the Spectrum Purchase Agreement purchase price) to the United States. However, we will not be required to make such payment if we have deployed a core network and offered 5G service to at least 20% of the U.S. population within three years of the Closing Date.
●	If we buy the 800 MHz spectrum pursuant to the Spectrum Purchase Agreement but fail to deploy all of the 800 MHz spectrum licenses for use in the provision of retail mobile wireless services by the expiration of the Final Judgment, the DOJ may require us to forfeit to the FCC any of the 800 MHz licenses for spectrum that are not being used to provide retail mobile wireless services, unless we are already providing nationwide retail wireless service.
●	We and NTM must negotiate in good faith to reach an agreement for NTM to lease some or all of our 600 MHz spectrum licenses for deployment to retail consumers by NTM. We and NTM must report on the status of the negotiations within 90 days after the filing of the Final Judgment. If no agreement has been reached by 180 days following the filing of the Final Judgment, the DOJ may resolve any dispute in its sole discretion, provided that such resolution must be on commercially reasonable terms to both parties. Since it has been 180 days since the filing of the Final Judgment, we are waiting a decision from the DOJ.
●	We and NTM must agree to support eSIM technology on smartphones.
●	The Sellers must introduce the suppliers and distributors of the Prepaid Business to us and the Sellers may not interfere in our negotiations with such suppliers and distributors.
●	On the first day of the fiscal quarter following the entry of the Final Judgment and of each 180-day period thereafter, we will be obligated to provide the DOJ with a description of our deployment efforts over the prior quarter including: (i) the number of towers and small cells deployed, (ii) the spectrum bands on which we have deployed equipment, (iii) progress in obtaining devices that operate on our spectrum frequencies, (iv) POPs coverage of our network, (v) the number of our mobile wireless subscriptions, (vi) the amount of traffic transmitted to our subscribers using our network and using NTM’s network, and (vii) whether there are or have been any efforts by NTM to interfere with our efforts to deploy and operate our network.
●	We cannot sell, lease or otherwise provide the right to use any of the divested assets to any national facilities-based mobile wireless provider and may not sell any of the divested assets or similar assets back to TMUS during the term of the Final Judgment, except that we may lease back to NTM up to 4 MHz of the 800 MHz spectrum we will acquire (as discussed above).

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

●	We must comply with the June 14, 2023 AWS-4, Lower 700 MHz E Block, AWS H Block, and nationwide 5G broadband network build-out commitments made to the FCC, subject to verification by the FCC (as described below). If we fail to comply with such build-out commitments, we may be subject to civil contempt in addition to the substantial voluntary contributions and license forfeitures described below if we fail to meet these commitments (as described below).

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

Upon the FCC issuing its Order effectuating these commitments, our 5G deployment commitments for each of the four spectrum bands will be generally as set forth below. We cannot predict with any degree of certainty the timing of the FCC issuing its Order effectuating these commitments.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Wireless

Since 2008, we have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets and made over $10 billion in non-controlling investments in certain entities, for a total of over $21 billion. The $21 billion of investments related to wireless spectrum licenses does not include $5 billion of capitalized interest related to the carrying value of such licenses.  See Note 2 “Capitalized Interest” in the Notes to our Condensed Consolidated Financial Statements for further information on capitalized interest.

DISH Network Spectrum

We have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets. These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. In March 2017, we notified the FCC that we planned to deploy a narrowband IoT network on certain of these wireless licenses, which was to be the First Phase. We expected to complete the First Phase by March 2020, with subsequent phases to be completed thereafter. In light of, among other things, certain developments related to the Sprint-TMUS merger, during the first quarter 2020, we determined that the revision of certain of our build-out deadlines was probable and, therefore, we no longer intended to complete our narrowband IoT deployment. As a result, during the first quarter 2020, we impaired certain assets that would not be utilized in our 5G Network Deployment, resulting in a $253 million non-cash impairment charge in “Impairment of long-lived assets” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  We have issued RFI/Ps to various vendors in the wireless industry as we move forward with our 5G Network Deployment. We currently expect expenditures for our wireless projects to be between $250 million and $500 million during 2020, excluding capitalized interest. We currently expect expenditures for our 5G Network Deployment to be approximately $10 billion, excluding capitalized interest. We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.

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

Debt Issuances and Maturity

Our 5 1/8% Senior Notes with an aggregate principal balance of $1.1 billion were redeemed on May 1, 2020.

Our 6 3/4% Senior Notes due 2021 with an aggregate principal balance of $2.0 billion mature on June 1, 2021. We expect to fund this obligation from cash and marketable investment securities balances at that time.  But, depending on market conditions, we may refinance this obligation in whole or in part.

On July 1, 2020, we issued $1.0 billion aggregate principal amount of our 7 3/8% Senior Notes due July 1, 2028. Interest accrues at an annual rate of 7 3/8% and is payable semi-annually in cash, in arrears on January 1 and July 1 of each year, commencing on January 1, 2021.

Off-Balance Sheet Arrangements

We generally do not engage in off-balance sheet financing activities.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the six months ended June 30, 2020. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Item 1A. RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 include a detailed discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in these reports.

Through the MNSA, we depend on NTM in providing services to our retail wireless customers, and any system failure related to NTM’s wireless network, interruption in the services provided by NTM and/or the termination of the MNSA could negatively impact our subscriber activations and our subscriber churn rate, which in turn could have a material adverse effect our business, financial condition and results of operations.

As we move forward with our 5G Network Deployment, we currently depend on NTM to provide us with network services pursuant to the MNSA. We rely on NTM to maintain their wireless facilities and government authorizations and to comply with government policies and regulations. If NTM fails to do so, our subscriber activations and churn rate could be negatively impacted, which in turn could have a material adverse effect on our business, financial condition and results of operations. Risks related to NTM’s wireless network and infrastructure include, but are not limited to: major equipment failures, breaches of network or information technology security that affect their wireless networks, including transport facilities, communications switches, routers, microwave links, cell sites or other equipment, power surges or outages, software defects and disruptions beyond NTM’s control, such as natural disasters and acts of terrorism. Any impact on NTM’s wireless network could disrupt our operations, require significant resources, result in a loss of wireless customers or impair our ability to attract new wireless customers, which in turn could have a material adverse effect on our business, financial condition and results of operations. Delays or failure to add network capacity, or increased costs of adding capacity or operating the network, could limit our ability to increase our customer base, limit our ability to increase our revenues, or cause a deterioration of our operating margin.

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our Class A common stock from April 1, 2020 through June 30, 2020:

			Total Number of	Maximum Approximate
	Total		Shares Purchased	Dollar Value of Shares
	Number of	Average	as Part of Publicly	that May Yet be
	Shares	Price Paid	Announced	Purchased Under the
Period	Purchased	per Share	Programs	Programs (1)

	(In thousands, except share data)
April 1, 2020 - April 30, 2020	—	$—	—	$1,000,000
May 1, 2020 - May 31, 2020	—	$—	—	$1,000,000
June 1, 2020 - June 30, 2020	—	$—	—	$1,000,000
Total	—		$—	$1,000,000

(1)	On October 28, 2019, our Board of Directors authorized stock repurchases of up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2020. Purchases under our repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors. We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

Item 6.EXHIBITS

(a)	Exhibits.

2.1◻

First Amendment to the Asset Purchase Agreement, dated June 17, 2020, by and between DISH and NTM (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K of DISH Network Corporation filed June 17, 2020, Commission File No. 001-39144).

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

101*

The following materials from the Quarterly Report on Form 10-Q of DISH Network for the quarter ended June 30, 2020 filed on August 7, 2020, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document).

◻	Incorporated by reference.

*	Filed herewith.

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

Date: August 7, 2020