Form 10-Q
period 2020-09-30
DISH Network CORP
filed 2020-11-06
CIK 1001082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020.

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

As of October 22, 2020, the registrant’s outstanding common stock consisted of 287,530,751 shares of Class A common stock and 238,435,208 shares of Class B common stock.

PART I — FINANCIAL INFORMATION

	Disclosure Regarding Forward-Looking Statements	i

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets — September 30, 2020 and December 31, 2019 (Unaudited)	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) For the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)	2

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) For the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2020 and 2019 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	78

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	120

Item 4.	Controls and Procedures	120

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	120

Item 1A.	Risk Factors	120

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	121

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Mine Safety Disclosures	None

Item 5.	Other Information	121

Item 6.	Exhibits	124

	Signatures	125

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

Competition and Economic Risks

●	As the pay-TV industry has matured and bundled offers combining video, broadband and/or wireless services have become more prevalent and competitive, we face intense and increasing competition from providers of video, broadband and/or wireless services, which may require us to further increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.

●	Changing consumer behavior and competition from digital media companies that provide or facilitate the delivery of video content via the Internet may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.

●	Economic weakness and uncertainty may adversely affect our ability to grow or maintain our business.

●	The COVID-19 pandemic and its impact on the economic environment generally, and on us specifically, have adversely impacted our business. Furthermore, any continuation or worsening of the pandemic and economic environment could have a material adverse effect on our business, financial condition and results of operations.

●	Our competitors may be able to leverage their relationships with programmers to reduce their programming costs and/or offer exclusive content that will place them at a competitive advantage to us.

●	Our over-the-top (“OTT”) SLING TV Internet-based services face certain risks, including, among others, significant competition.

●	If government regulations relating to the Internet change, we may need to alter the manner in which we conduct our SLING TV business, and/or incur greater operating expenses to comply with those regulations.

●	Changes in how network operators handle and charge for access to data that travels across their networks could adversely impact our business.

●	We face increasing competition from other distributors of unique programming services such as foreign language, sports programming and original content that may limit our ability to maintain subscribers that desire these unique programming services.

i

Operational and Service Delivery Risks

●	If our operational performance and customer satisfaction were to deteriorate, our subscriber activations and our subscriber churn rate may be negatively impacted, which could in turn adversely affect our revenue.

●	If our subscriber activations decrease, or if our subscriber churn rate, subscriber acquisition costs or retention costs increase, our financial performance will be adversely affected.

●	Programming expenses are increasing and may adversely affect our future financial condition and results of operations.

●	We depend on others to provide the programming that we offer to our subscribers and, if we fail to obtain or lose access to certain programming, our subscriber activations and our subscriber churn rate may be negatively impacted.

●	We may not be able to obtain necessary retransmission consent agreements at acceptable rates, or at all, from local network stations.

●	We may be required to make substantial additional investments to maintain competitive programming offerings.

●	Any failure or inadequacy of our information technology infrastructure and communications systems or those of third parties that we use in our operations, including, without limitation, those caused by cyber-attacks or other malicious activities, could disrupt or harm our business.

●	Through the MNSA, we depend on NTM to provide services to our retail wireless customers, and any system failure related to NTM’s wireless network, interruption in the services provided by NTM and/or the termination of the MNSA could negatively impact our subscriber activations and our subscriber churn rate, which in turn could have a material adverse effect on our business, financial condition and results of operations.

●	Technology in the pay-TV industry changes rapidly, and our success may depend in part on our timely introduction and implementation of, and effective investment in, new competitive products and services, and our failure to do so could cause our products and services to become obsolete and could negatively impact our business.

●	We rely on a single vendor or a limited number of vendors to provide certain key products or services to us such as information technology support, billing systems and security access devices, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.

●	We rely on a few suppliers and in some cases a single supplier for many components of our new set-top boxes, and any reduction or interruption in supplies or significant increase in the price of supplies could have a negative impact on our business.

●	Our programming signals are subject to theft, and we are vulnerable to other forms of fraud that could require us to make significant expenditures to remedy.

●	We depend on independent third parties to solicit orders for our DISH TV services that represent a meaningful percentage of our total gross new DISH TV subscriber activations.

●	We have limited satellite capacity and failures or reduced capacity could adversely affect our DISH TV services.

●	Our owned and leased satellites are subject to construction, launch, operational and environmental risks that could limit our ability to utilize these satellites.

●	Satellite anomalies or technological failures could adversely affect the value of a particular satellite or result in a complete loss. Some of the satellites acquired pursuant to the Master Transaction Agreement have experienced anomalies that may affect their useful lives or prohibit us from operating them to their currently expected capacity, and one or more of the satellites may suffer a technological failure, either of which could have an adverse effect on our business, financial condition and results of operations.

●	We generally do not carry commercial in-orbit insurance on any of the satellites that we own and could face significant impairment charges if any of our owned satellites fail.

●	We may have potential conflicts of interest with EchoStar Corporation (“EchoStar”) due to our common ownership and management.

●	We rely on key personnel and the loss of their services may negatively affect our business.

Acquisition and Capital Structure Risks

●	We have made substantial investments to acquire certain wireless spectrum licenses and other related assets. In addition, we have made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses.

●	We face certain risks related to our non-controlling investments in the Northstar Entities and the SNR Entities, which may have a material adverse effect on our business, results of operations and financial condition.

●	To the extent that we commercialize our wireless spectrum licenses, we will face certain risks entering and competing in the wireless services industry and operating a facilities-based wireless services business.

●	Our wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. The failure to meet such build-out and/or renewal requirements may have a material adverse effect on our business, results of operations and financial condition.

●	We rely on highly skilled personnel for our wireless business, including without limitation our ability to meet build-out requirements, and if we are unable to hire and retain key personnel or hire qualified personnel then our wireless business may be adversely affected.

●	We may fail to realize all of the anticipated benefits of the Boost Mobile Acquisition.

●	The integration of the BSS Business may not be as successful as anticipated.

●	We may fail to realize all of the anticipated benefits of the Master Transaction Agreement.

●	Despite the acquisition of additional satellites acquired pursuant to the Master Transaction Agreement, we continue to have limited satellite capacity, and failures or reduced capacity could adversely affect our DISH TV services.

●	Current DISH Network stockholders have reduced ownership and voting interest in and exercise less influence over management of DISH Network following the closing of the Master Transaction Agreement.

●	If we were to take certain actions that could cause the Distribution to become taxable to EchoStar, we may be required to indemnify EchoStar for any resulting tax liability, and the indemnity amounts could be substantial.

●	We may pursue acquisitions and other strategic transactions to complement or expand our business that may not be successful, and we may lose up to the entire value of our investment in these acquisitions and transactions.

●	We may need additional capital, which may not be available on acceptable terms or at all, to continue investing in our business and to finance acquisitions and other strategic transactions.

●	We have substantial debt outstanding and may incur additional debt.

●	The conditional conversion features of our 3 3/8% Convertible Notes due 2026 (the “Convertible Notes due 2026”) and our 2 3/8% Convertible Notes due 2024 (the “Convertible Notes due 2024,” and collectively with the Convertible Notes due 2026, the “Convertible Notes”), if triggered, may adversely affect our financial condition.

●	The convertible note hedge and warrant transactions that we entered into in connection with the offering of the Convertible Notes due 2026 may affect the value of the Convertible Notes due 2026 and our Class A common stock.

●	We are subject to counterparty risk with respect to the convertible note hedge transactions.

●	From time to time a portion of our investment portfolio may be invested in securities that have limited liquidity and may not be immediately accessible to support our financing needs, including investments in public companies that are highly speculative and have experienced and continue to experience volatility.

●	It may be difficult for a third party to acquire us, even if doing so may be beneficial to our shareholders, because of our ownership structure.

●	We are controlled by one principal stockholder who is also our Chairman.

Legal and Regulatory Risks

●	The rulings in the Telemarketing litigation requiring us to pay up to an aggregate amount of $280 million and imposing certain injunctive relief against us, if upheld, would have a material adverse effect on our cash, cash equivalents and marketable investment securities balances and our business operations.

●	Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.

●	We are, and may become, party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.

●	Our ability to distribute video content via the Internet, including our SLING TV services, involves regulatory risk.

●	Changes in the Cable Act of 1992 (“Cable Act”), and/or the rules of the Federal Communications Commission (“FCC”) that implement the Cable Act, may limit our ability to access programming from cable-affiliated programmers at nondiscriminatory rates.

●	The injunction against our retransmission of distant networks, which is currently waived, may be reinstated.

●	We are subject to significant regulatory oversight, and changes in applicable regulatory requirements, including any adoption or modification of laws or regulations relating to the Internet, could adversely affect our business.

●	Our DISH TV services depend on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

●	We are subject to digital high-definition (“HD”) “carry-one, carry-all” requirements that cause capacity constraints.

●	Our business, investor confidence in our financial results and stock price may be adversely affected if our internal controls are not effective.

●	We may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).

Other factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption “Risk Factors” in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and June 30, 2020, and in Part I, Item 1A of our most recent Annual Report on Form 10-K (the “10-K”) filed with the SEC, those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in the 10-K and those discussed in other documents we file with the SEC.  All cautionary statements made or referred to herein should be read as being applicable to all forward-looking statements wherever they appear.  Investors should consider the risks and uncertainties described or referred to herein and should not place undue reliance on any forward-looking statements.  The forward-looking statements speak only as of the date made, and we expressly disclaim any obligation to update these forward-looking statements.

v

Item 1. FINANCIAL STATEMENTS

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	September 30,	December 31,
	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$1,811,308	$2,443,643
Marketable investment securities	983,859	416,704
Trade accounts receivable, net of allowance for credit losses and allowance for doubtful accounts of $64,614 and $19,280, respectively	1,143,500	588,358
Inventory	516,216	322,898
Other current assets	550,588	243,497
Total current assets	5,005,471	4,015,100

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	108,388	61,067
Property and equipment, net	2,226,423	2,706,182
FCC authorizations	26,665,485	25,779,503
Other investment securities	148,246	160,074
Operating lease assets	112,922	144,330
Other noncurrent assets, net	1,031,216	228,264
Intangible assets, net (Note 8)	802,286	136,415
Total noncurrent assets	31,094,966	29,215,835
Total assets	$36,100,437	$33,230,935

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Trade accounts payable	$747,533	$280,645
Deferred revenue and other	861,843	681,484
Accrued programming	1,330,687	1,308,531
Accrued interest	189,762	236,087
Other accrued expenses	1,307,666	817,978
Current portion of long-term debt and finance lease obligations	2,092,638	1,171,366
Total current liabilities	6,530,129	4,496,091

Long-Term Obligations, Net of Current Portion:
Long-term debt and finance lease obligations, net of current portion	11,989,762	12,968,229
Deferred tax liabilities	3,635,500	2,870,655
Operating lease liabilities	73,057	84,795
Long-term deferred revenue and other long-term liabilities	546,527	695,018
Total long-term obligations, net of current portion	16,244,846	16,618,697
Total liabilities	22,774,975	21,114,788

Commitments and Contingencies (Note 11)

Redeemable noncontrolling interests (Note 2)	633,949	552,075

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 287,530,751 and 284,603,818 shares issued and outstanding, respectively	2,875	2,846
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Additional paid-in capital	5,045,237	4,947,007
Accumulated other comprehensive income (loss)	(1,583)	(18)
Accumulated earnings (deficit)	7,642,343	6,612,302
Total DISH Network stockholders’ equity (deficit)	12,691,256	11,564,521
Noncontrolling interests	257	(449)
Total stockholders’ equity (deficit)	12,691,513	11,564,072
Total liabilities and stockholders’ equity (deficit)	$36,100,437	$33,230,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue:
Service revenue	$4,222,145	$3,117,191	$10,537,999	$9,427,533
Equipment sales and other revenue	309,446	51,172	398,071	139,286
Total revenue	4,531,591	3,168,363	10,936,070	9,566,819

Costs and Expenses (exclusive of depreciation):
Cost of services	2,488,969	2,041,578	6,505,116	6,354,770
Cost of sales - equipment and other	515,643	55,753	586,672	147,210
Selling, general and administrative expenses	516,648	447,959	1,376,861	1,251,893
Impairment of long-lived assets (Note 2)	-	-	356,418	-
Depreciation and amortization	199,083	154,181	518,027	457,022
Total costs and expenses	3,720,343	2,699,471	9,343,094	8,210,895

Operating income (loss)	811,248	468,892	1,592,976	1,355,924

Other Income (Expense):
Interest income	1,647	32,301	21,440	65,944
Interest expense, net of amounts capitalized	6,778	(6,027)	(20,322)	(17,598)
Other, net	(13,200)	(1,796)	(11,592)	10,124
Total other income (expense)	(4,775)	24,478	(10,474)	58,470

Income (loss) before income taxes	806,473	493,370	1,582,502	1,414,394
Income tax (provision) benefit, net	(273,514)	(116,213)	(469,864)	(335,372)
Net income (loss)	532,959	377,157	1,112,638	1,079,022
Less: Net income (loss) attributable to noncontrolling interests, net of tax	28,360	23,853	82,597	68,914
Net income (loss) attributable to DISH Network	$504,599	$353,304	$1,030,041	$1,010,108

Weighted-average common shares outstanding - Class A and B common stock:
Basic	525,532	477,495	524,329	471,736
Diluted	583,957	535,746	582,595	530,041

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$0.96	$0.74	$1.96	$2.14
Diluted net income (loss) per share attributable to DISH Network	$0.86	$0.66	$1.77	$1.91

Comprehensive Income (Loss):
Net income (loss)	$532,959	$377,157	$1,112,638	$1,079,022
Other comprehensive income (loss):
Foreign currency translation adjustments	1,411	(237)	(1,735)	(52)
Unrealized holding gains (losses) on available-for-sale debt securities	(21)	(211)	(62)	1,180
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	43	(2)	(11)	(298)
Deferred income tax (expense) benefit, net	(352)	49	243	(208)
Total other comprehensive income (loss), net of tax	1,081	(401)	(1,565)	622
Comprehensive income (loss)	534,040	376,756	1,111,073	1,079,644
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	28,360	23,853	82,597	68,914
Comprehensive income (loss) attributable to DISH Network	$505,680	$352,903	$1,028,476	$1,010,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

			Accumulated
	Class A and B	Additional	Other	Accumulated			Redeemable
	Common	Paid-In	Comprehensive	Earnings	Noncontrolling		Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Interests	Total	Interests
Balance, December 31, 2018	$4,679	$3,379,093	$(874)	$5,212,790	$(1,499)	$8,594,189	$460,068
Issuance of Class A common stock:
Exercise of stock awards	—	227	—	—	—	227	—
Employee Stock Purchase Plan	2	4,520	—	—	—	4,522	—
Non-cash, stock-based compensation	—	11,537	—	—	—	11,537	—
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	1,006	—	—	1,006	—
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	(236)	—	—	(236)	—
Foreign currency translation	—	—	47	—	—	47	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	164	164	21,374
Net income (loss) attributable to DISH Network	—	—	—	339,761	—	339,761	—
Balance, March 31, 2019	$4,681	$3,395,377	$(57)	$5,552,551	$(1,335)	$8,951,217	$481,442
Issuance of Class A common stock:
Exercise of stock awards	6	18,620	—	—	—	18,626	—
Employee benefits	11	26,993	—	—	—	27,004	—
Employee Stock Purchase Plan	1	4,040	—	—	—	4,041	—
Non-cash, stock-based compensation	—	12,105	—	—	—	12,105	—
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	89	—	—	89	—
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	(21)	—	—	(21)	—
Foreign currency translation	—	—	138	—	—	138	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	269	269	23,254
Net income (loss) attributable to DISH Network	—	—	—	317,043	—	317,043	—
Balance, June 30, 2019	$4,699	$3,457,135	$149	$5,869,594	$(1,066)	$9,330,511	$504,696
Issuance of Class A common stock:
Exercise of stock awards	1	77	—	—	—	78	—
Employee Stock Purchase Plan	1	4,536	—	—	—	4,537	—
Non-cash, stock-based compensation	—	(15,348)	—	—	—	(15,348)	—
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	(213)	—	—	(213)	—
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	49	—	—	49	—
Foreign currency translation	—	—	(237)	—	—	(237)	—
Master Transaction Agreement, net of deferred tax of $166,161	229	496,916	—	—	—	497,145	—
Other	—	(1,142)	—	—	—	(1,142)	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	344	344	23,509
Net income (loss) attributable to DISH Network	—	—	—	353,304	—	353,304	—
Balance, September 30, 2019	$4,930	$3,942,174	$(252)	$6,222,898	$(722)	$10,169,028	$528,205

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) - Continued

(In thousands)

(Unaudited)

			Accumulated
	Class A and B	Additional	Other	Accumulated			Redeemable
	Common	Paid-In	Comprehensive	Earnings	Noncontrolling		Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Interests	Total	Interests
Balance, December 31, 2019	$5,230	$4,947,007	$(18)	$6,612,302	$(449)	$11,564,072	$552,075
Issuance of Class A common stock:
Exercise of stock awards	—	395	—	—	—	395	—
Employee Stock Purchase Plan	3	5,127	—	—	—	5,130	—
Non-cash, stock-based compensation	—	16,418	—	—	—	16,418	—
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	(208)	—	—	(208)	—
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	49	—	—	49	—
Foreign currency translation	—	—	375	—	—	375	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	263	263	—
Net income (loss) attributable to DISH Network	—	—	—	73,099	—	73,099	25,912
Balance, March 31, 2020	$5,233	$4,968,947	$198	$6,685,401	$(186)	$11,659,593	$577,987
Issuance of Class A common stock:
Exercise of stock awards	3	(663)	—	—	—	(660)	—
Employee benefits	8	28,293				28,301
Employee Stock Purchase Plan	2	4,209	—	—	—	4,211	—
Non-cash, stock-based compensation	—	18,393	—	—	—	18,393	—
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	113	—	—	113	—
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	546	—	—	546	—
Foreign currency translation	—	—	(3,521)	—	—	(3,521)	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	235	235	—
Net income (loss) attributable to DISH Network	—	—	—	452,343	—	452,343	27,828
Other	—	—	—	—	(17)	(17)	—
Balance, June 30, 2020	$5,246	$5,019,179	$(2,664)	$7,137,744	$32	$12,159,537	$605,815
Issuance of Class A common stock:
Exercise of stock awards	12	8,353	—	—	—	8,365	—
Employee Stock Purchase Plan	1	4,570	—	—	—	4,571	—
Non-cash, stock-based compensation	—	13,135	—	—	—	13,135	—
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	22	—	—	22	—
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	(352)	—	—	(352)	—
Foreign currency translation	—	—	1,411	—	—	1,411	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	225	225	—
Net income (loss) attributable to DISH Network	—	—	—	504,599	—	504,599	28,134
Balance, September 30, 2020	$5,259	$5,045,237	$(1,583)	$7,642,343	$257	$12,691,513	$633,949

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2020	2019
Cash Flows From Operating Activities:
Net income (loss)	$1,112,638	$1,079,022
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	518,027	457,022
Impairment of long-lived assets (Note 2)	356,418	—
Realized and unrealized losses (gains) on investments and derivatives	12,273	(4,757)
Non-cash, stock-based compensation	47,946	8,294
Deferred tax expense (benefit)	765,088	174,842
Allowance for credit losses and allowance for doubtful accounts, respectively	24,648	6,155
Change in long-term deferred revenue and other long-term liabilities	(240,302)	170,257
Other, net	(3,828)	101,828
Changes in current assets and current liabilities, net	124,783	35,966
Net cash flows from operating activities	2,717,691	2,028,629

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(1,549,857)	(631,236)
Sales and maturities of marketable investment securities	968,976	1,624,451
Purchases of property and equipment	(309,549)	(461,402)
Capitalized interest related to FCC authorizations (Note 2)	(646,265)	(734,631)
Purchases of FCC authorizations, including deposits (Note 11)	(317,190)	(12,155)
Sprint asset acquisition (Note 5)	(1,312,500)	—
Other, net	(14,108)	72,764
Net cash flows from investing activities	(3,180,493)	(142,209)

Cash Flows From Financing Activities:
Redemption and repurchases of senior notes	(1,100,000)	(1,317,372)
Repayment of long-term debt and finance lease obligations	(77,280)	(21,112)
Proceeds from issuance of 7 3/8% Senior Notes due 2028	1,000,000	—
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	22,012	32,031
Debt issuance costs	(1,670)	—
Other, net	1	(4,072)
Net cash flows from financing activities	(156,937)	(1,310,525)

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	(619,739)	575,895
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 6)	2,504,320	887,924
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 6)	$1,884,581	$1,463,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.Organization and Business Activities

Principal Business

DISH Network Corporation is a holding company. Its subsidiaries (which together with DISH Network Corporation are referred to as “DISH Network,” the “Company,” “we,” “us” and/or “our,” unless otherwise required by the context) operate two primary business segments, Pay-TV and Wireless. Our wireless business segment operates in two business units, Retail Wireless and 5G Network Deployment.

Pay-TV

We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, FCC licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear streaming OTT Internet-based domestic, international and Latino video programming services (“SLING TV”). As of September 30, 2020, we had 11.423 million Pay-TV subscribers in the United States, including 8.965 million DISH TV subscribers and 2.458 million SLING TV subscribers.

Wireless – Retail Wireless

As a result of the Boost Mobile Acquisition and the Ting Mobile Acquisition (as defined below), we have entered the retail wireless business. See Note 5 for further information. We offer nationwide prepaid and postpaid retail wireless services to subscribers under our Boost Mobile and Ting Mobile brands, as well as a competitive portfolio of wireless devices. Prepaid wireless subscribers generally include customers who pay in advance for monthly access to wireless talk, text, and data services. Postpaid wireless subscribers generally include subscribers who are qualified to pay after receiving wireless talk, text, and data services. We currently operate our retail wireless business unit as a mobile virtual network operator (“MVNO”) while we build our 5G broadband network. We acquired over 9 million subscribers as a result of the Boost Mobile Acquisition and acquired over 200,000 subscribers as a result of the Ting Mobile Acquisition. Our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) includes the results of the Boost Mobile Acquisition from July 1, 2020 and Ting Mobile Acquisition from August 1, 2020. As of September 30, 2020, we had 9.418 million retail wireless subscribers.

Wireless – 5G Network Deployment

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

DISH Network Spectrum

We have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets. These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. In March 2017, we notified the FCC that we planned to deploy a narrowband IoT network on certain of these wireless licenses, which was to be the first phase of our network deployment (“First Phase”). We expected to complete the First Phase by March 2020, with subsequent phases to be completed thereafter. In light of, among other things, certain developments related to the Sprint-TMUS merger, during the first quarter 2020, we determined that the revision of certain of our build-out deadlines was probable and, therefore, we no longer intended to complete our narrowband IoT deployment. The FCC issued an Order effectuating the build-out deadline changes contemplated above on September 11, 2020. During the first quarter 2020, we impaired certain assets that would not be utilized in our 5G broadband network deployment (“5G Network Deployment”), resulting in a $253 million non-cash impairment charge in “Impairment of long-lived assets” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  We have issued requests for information and proposals (“RFI/Ps”) to various vendors in the wireless industry and are in the process of selecting certain vendors as we move forward with our 5G Network Deployment. We currently expect expenditures for our 5G Network Deployment to be approximately $10 billion, excluding capitalized interest. We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses. Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.

In addition, as we consider our options for the commercialization of our wireless spectrum, we will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure. We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers. See Note 2 and Note 11 for further information.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The AWS-3 Licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. The Northstar Entities and/or the SNR Entities may need to raise significant additional capital in the future, which may be obtained from third party sources or from us, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential Northstar Re-Auction Payment and SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC. Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential Northstar Re-Auction Payment and SNR Re-Auction Payment, any loans, equity contributions or partnerships could vary significantly. There can be no assurance that we will be able to obtain a profitable return on our non-controlling investments in the Northstar Entities and the SNR Entities. See Note 11 for further information.

Recent Developments

We accounted for the Boost Mobile Acquisition and Ting Mobile Acquisition (as defined below) as business combinations. The identifiable assets acquired and liabilities assumed were recorded at their preliminary fair values as of the acquisition date and are consolidated into our financial statements. Our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) includes the results of the Boost Mobile Acquisition from July 1, 2020 and the Ting Mobile Acquisition from August 1, 2020. See Note 5 for further information.

Sprint Asset Acquisition

Asset Purchase Agreement

On July 26, 2019, we entered into an Asset Purchase Agreement (the “APA”) with T-Mobile US, Inc. (“TMUS”) and Sprint Corporation (“Sprint” and together with TMUS, the “Sellers” and given the consummation of the Sprint-TMUS merger, sometimes referred to as “NTM”) to acquire from NTM certain assets and liabilities associated with Sprint’s Boost Mobile and Sprint-branded prepaid mobile services businesses (the “Prepaid Business”) for an aggregate purchase price of $1.4 billion as adjusted for specific categories of net working capital on the Closing Date (the “Boost Mobile Acquisition”). Effective July 1, 2020 (the “Closing Date”), upon the terms and subject to the conditions set forth in the APA and in accordance with the Final Judgment (as defined below), we and NTM completed the Boost Mobile Acquisition.

In connection with the Boost Mobile Acquisition and the consummation of the Sprint-TMUS merger, we, TMUS, Sprint, Deutsche Telekom AG (“DT”) and SoftBank Group Corporation (“SoftBank”) came to an agreement with the United States Department of Justice (the “DOJ”) on key terms and approval of the Transaction Agreements (as defined below) and our wireless service business and spectrum. On July 26, 2019, we, TMUS, Sprint, DT and SoftBank (collectively, the “Defendants”) entered into a Stipulation and Order (the “Stipulation and Order”) with the DOJ binding the Defendants to a Proposed Final Judgment (the “Proposed Final Judgment”) which memorialized the agreement between the DOJ and the Defendants. The Stipulation and Order and the Proposed Final Judgment were filed in the United States District Court for the District of Columbia (the “District Court”) on July 26, 2019 and on April 1, 2020, the Proposed Final Judgment was entered with the District Court (the Proposed Final Judgment as so entered with the District Court, the “Final Judgment”) and the Sellers consummated the Sprint-TMUS merger.

The term of the Final Judgment is seven years from the date of its entry with the District Court or five years if the DOJ gives notice that the divestitures, build-outs and other requirements have been completed to its satisfaction. A Monitoring Trustee has been appointed by the District Court that has the power and authority to monitor the Defendants’ compliance with the Final Judgment and settle disputes among the Defendants regarding compliance with the provisions of the Final Judgment and may recommend action to the DOJ in the event a party fails to comply with the Final Judgment. See Note 5 for further information on the Stipulation and Order and the Final Judgment, and our build-out commitments.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Also in connection with the closing of the Boost Mobile Acquisition, we and NTM entered into a transition services agreement under which we will receive certain transitional services (the “TSA”), a master network services agreement for the provision of network services by NTM to us (the “MNSA”), an option agreement entitling us to acquire certain decommissioned cell sites and retail stores of NTM (the “Option Agreement”) and an agreement under which we would purchase all of Sprint’s 800 MHz spectrum licenses, totaling approximately 13.5 MHz of nationwide wireless spectrum for an additional approximately $3.59 billion (the “Spectrum Purchase Agreement” and together with the APA, the TSA, the MNSA and the Option Agreement, the “Transaction Agreements”). See Note 5 for further information on the Transaction Agreements.

Ting Mobile Acquisition

On August 1, 2020, we entered into an asset purchase agreement with Tucows Inc. (“Tucows”) pursuant to which we purchased the assets of Ting Mobile, including over 200,000 Ting Mobile subscribers (the “Ting Mobile Acquisition”). In addition, we entered into a services agreement pursuant to which Tucows will act as a mobile virtual network enabler for certain of our retail wireless subscribers. The consideration for the Ting Mobile Acquisition is an earn out provision and the fair value of the earn out provision has been assigned to a customer relationship intangible that is recorded in “Intangible assets” on our Condensed Consolidated Balance Sheets. See Note 5 for further information.

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

Specifically, as a result of our entrance into the retail wireless industry, we have reclassified certain items on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The reclassifications include:

(a) “Subscriber-related revenue” has been retitled “Service revenue.”

(b) “Subscriber-related expenses” has been retitled “Cost of services.”

(c) “Satellite and transmission expenses” has been reclassified to “Cost of services.”

(d) A new caption entitled “Selling, general and administrative expenses” has been created that includes historical “General and administrative expenses,” as well as “Subscriber acquisition costs.”

All prior periods have been reclassified to conform to the current period presentation for these changes.

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

In the event that the Northstar Put Right is exercised by Northstar Manager, the consummation of the sale will be subject to FCC approval. Northstar Spectrum does not have a call right with respect to Northstar Manager’s ownership interests in Northstar Spectrum. Although Northstar Manager is the sole manager of Northstar Spectrum, Northstar Manager’s ownership interest is considered temporary equity under the applicable accounting guidance and is thus recorded as part of “Redeemable noncontrolling interests” in the mezzanine section of our Condensed Consolidated Balance Sheets. Northstar Manager’s ownership interest in Northstar Spectrum was initially accounted for at fair value. Subsequently, Northstar Manager’s ownership interest in Northstar Spectrum is increased by the fixed annual rate of return through “Redeemable noncontrolling interests” on our Condensed Consolidated Balance Sheets, with the offset recorded in “Net income (loss) attributable to noncontrolling interests, net of tax” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The operating results of Northstar Spectrum attributable to Northstar Manager are recorded as “Redeemable noncontrolling interests” on our Condensed Consolidated Balance Sheets, with the offset recorded in “Net income (loss) attributable to noncontrolling interests, net of tax” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 11 for further information.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

In the event that the SNR Put Right is exercised by SNR Management, the consummation of the sale will be subject to FCC approval. SNR HoldCo does not have a call right with respect to SNR Management’s ownership interests in SNR HoldCo. Although SNR Management is the sole manager of SNR HoldCo, SNR Management’s ownership interest is considered temporary equity under the applicable accounting guidance and is thus recorded as part of “Redeemable noncontrolling interests” in the mezzanine section of our Condensed Consolidated Balance Sheets. SNR Management’s ownership interest in SNR HoldCo was initially accounted for at fair value. Subsequently, SNR Management’s ownership interest in SNR HoldCo is increased by the fixed annual rate of return through “Redeemable noncontrolling interests” on our Condensed Consolidated Balance Sheets, with the offset recorded in “Net income (loss) attributable to noncontrolling interests, net of tax” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The operating results of SNR HoldCo attributable to SNR Management are recorded as “Redeemable noncontrolling interests” on our Condensed Consolidated Balance Sheets, with the offset recorded in “Net income (loss) attributable to noncontrolling interests, net of tax” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 11 for further information.

As of September 30, 2020 and December 31, 2019, Northstar Manager’s ownership interest in Northstar Spectrum and SNR Management’s ownership interest in SNR HoldCo was $634 million and $552 million, respectively, recorded as “Redeemable noncontrolling interests” on our Condensed Consolidated Balance Sheets.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period. Estimates are used in accounting for, among other things, allowances for credit losses (including those related to our installment billing programs), self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, the fair value of our option to purchase TMUS’s 800 MHz spectrum, relative standalone selling prices of performance obligations, finance leases, asset impairments, estimates of future cash flows used to evaluate and recognize impairments, useful lives of property, equipment and intangible assets, independent third-party retailer incentives, programming expenses and subscriber lives. Economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above. Actual results may differ from previously estimated amounts, and such differences may be material to our condensed consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

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

General Accounts Receivable

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

BoostUP! Receivable

We offer certain long term customers of Boost Mobile the option to pay for their devices under an installment plan (“BoostUP!”), which is generally over a period of 18 months. The BoostUP! receivable is presented in our Condensed Consolidated Balance Sheets at its net realizable value, which is net of an allowance for credit losses. The allowance for credit losses is estimated based on among other factors, historical loss information and current economic conditions as well as forecasts of future economic conditions. As of September 30, 2020, “Trade accounts receivable, net” on our Condensed Consolidated Balance Sheets includes $148 million of BoostUP! receivables, net of allowance for credit losses of $21 million.

Customers that participate in the BoostUP! program typically make a down payment and satisfy their obligation by providing equal monthly payments during the duration of their financing arrangement. As Boost customers are on a month to month contract for service with Boost and the BoostUP! arrangement provides that upon an installment plan customer’s termination of the service the installment balance becomes due and payable immediately, we do not impute interest on these instruments as the financial instruments are short term in nature.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

Derivative Instrument

We have the option to purchase certain TMUS 800 MHz spectrum licenses from TMUS at a fixed price in the future. See Note 5 for further information. This instrument meets the definition of a derivative and was valued as part of the business combination at fair value in the Condensed Consolidated Balance Sheets. All subsequent changes in the derivative’s fair value are recorded in “Other, net” in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

DBS Satellites. We currently evaluate our DBS satellite fleet for impairment as one asset group whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We do not believe any triggering event has occurred which would indicate impairment as of September 30, 2020 or December 31, 2019. We will continue to monitor the DBS satellite fleet for indicators of impairment, including monitoring the impact of the COVID-19 pandemic on all aspects of our business.

AWS-4 Satellites. We historically have evaluated our AWS-4 satellite fleet for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. In light of, among other things, certain developments related to the Sprint-TMUS merger, during the first quarter 2020, we determined that revisions to the AWS-4 build-out deadlines were probable, which we determined to be a triggering event. Accordingly, we quantitatively assessed the value of the AWS-4 satellites (T1 and D1) and wrote down the fair value of the satellites to their estimated fair value of zero, resulting in a $103 million non-cash impairment charge in “Impairment of long-lived assets” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). We did not believe any triggering event occurred which would indicate impairment as of December 31, 2019. See Note 8 for further information.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Narrowband IoT network. As discussed in Note 11 we were in the process of deploying a narrowband IoT network. We paused work on the narrowband IoT deployment in October 2019. In light of, among other things, certain developments related to the Sprint-TMUS merger, during the first quarter 2020, we determined that the revision of certain of our build-out deadlines were probable. Based on this, we no longer intended to complete our narrowband IoT deployment, which we considered a triggering event. As such, during the first quarter 2020, we reviewed the capitalized costs of equipment, labor and other assets related to the narrowband IoT deployment, including our operating lease assets, and impaired those items that would not be utilized in our ongoing 5G Network Deployment, resulting in a $253 million non-cash impairment charge in “Impairment of long-lived assets” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 8 and Note 9 for further information.

Impairment of long-lived assets recorded during the nine months ended September 30, 2020 consisted of the following:

For the Nine Months Ended
September 30, 2020
(In thousands)
T1 satellite	$48,120
D1 satellite	55,000
Construction in progress related to narrowband IoT deployment	226,742
Operating lease assets related to narrowband IoT deployment	26,556
Impairment of long-lived assets	$356,418

Boost Mobile Intangible Assets and Goodwill. Intangible assets include subscriber relationships, the Boost Mobile tradename and certain below market contracts. The intangible assets will be amortized over their respective useful lives which range from one to 10 years. Goodwill represents the excess of the consideration transferred over the estimated fair values of assets acquired and liabilities assumed.

Ting Mobile Intangible Assets. The preliminary fair value of the customer relationships and the trade name at the acquisition date of Ting Mobile were recorded in “Intangible assets” on our Condensed Consolidated Balance Sheets. These assets will be amortized over their respective useful lives which range from two to 10 years.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Business Combinations

When we acquire a business, we allocate the purchase price to the various components of the acquisition based upon the fair value of each component using various valuation techniques, including the market approach, income approach and/or cost approach. The accounting standard for business combinations requires identifiable assets, liabilities, noncontrolling interests and goodwill acquired to be recorded at fair value. Transaction costs related to the acquisition of the business are expensed as incurred. Costs associated with the issuance of debt associated with a business combination are capitalized and included as a yield adjustment to the underlying debt’s stated rate. Acquired intangible assets other than goodwill are amortized over their estimated useful lives unless the lives are determined to be indefinite. Amortization of these intangible assets in general are recorded on a straight-line basis over an average finite useful life primarily ranging from approximately one to 20 years or in relation to the estimated discounted cash flows over the life of the intangible asset. See Note 5 for further information on the Sprint Asset Acquisition and Ting Mobile Acquisition.

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

As of September 30, 2020 and December 31, 2019, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses or net of allowance for doubtful accounts) and current liabilities (excluding the “Current portion of long-term debt and finance lease obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates. See Note 6 for the fair value of our marketable investment securities and derivative instruments.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Revenue Recognition

Pay-TV Segment

Our Pay-TV segment revenue is primarily derived from Pay-TV programming services that we provide to our subscribers. We also generate revenue from equipment rental fees and other hardware related fees, including DVRs and fees from subscribers with multiple receivers; advertising services; fees earned from our in-home service operations; broadband services; warranty services; sales of digital receivers and related equipment to third-party pay-TV providers; satellite uplink and telemetry, tracking and control (“TT&C”) services; and revenue from in-home services. See Note 13 for further information, including revenue disaggregated by major source.

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

Wireless Segment

Our Wireless segment revenue is primarily derived from providing wireless services and selling wireless devices to prepaid and postpaid subscribers. The majority of our subscribers are prepaid under the Boost brand with a smaller subset of postpaid subscribers serviced under the Ting Mobile brand. Prepaid customers prepay for their monthly service on a month-to-month contract. Postpaid customers are those for which the individual is qualified to pay for their service after it has been provided. For both our prepaid and postpaid customers the contract term was determined to be one month.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

We have both an indirect sales channel, which includes third-party owned retail stores and big box stores, as well as a direct sales channel, which services customers online. Through the indirect sales channel, we utilize direct distribution partners to facilitate product delivery to the third party Boost retailers. Although our wireless business offers both products and services, we have determined that no bundled arrangements exist as the wireless device and service sold are sold at different times, and in the case of the indirect sales channel, have different customers. In the indirect channel, the customer for the wireless device is the direct distribution partner whereas for the service the customer is the end consumer. Service revenues may also include other value added services to customers, which may be recorded either gross or net within our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) depending on whether DISH is deemed to be the principal or agent in the relationship with the customer. Service revenues are recognized when the service has been provided and no further obligation exists. Concessions given to customers are recorded as a reduction to revenue.

Equipment revenues are primarily related to the sale of wireless devices. Equipment revenue is recognized when control of the product is transferred to our customer, either the direct distribution partner for the indirect sales channel or the end user in the direct sales channel. Sales of equipment in the indirect sales channel often include credits subsequently paid to the direct distribution partner as a reimbursement for any discount promotions offered to the end consumer. These credits (payments to a customer) are accounted for as variable consideration when estimating the amount of revenue to recognize from the sales of equipment to indirect dealers and are estimated based on historical experience and other factors, such as expected promotional activity. For wireless devices sold with a right of return, we defer a portion of equipment revenue and cost of sales to reflect this variable consideration.

Contract Balances

The timing of revenue recognition generally differs from the timing of invoicing to customers. When revenue is recognized prior to invoicing, we record a receivable. When revenue is recognized subsequent to invoicing, we record deferred revenue. Our residential video subscribers are typically billed monthly, and the contract balances for those customers arise from the timing of the monthly billing cycle. Our current wireless subscribers, the majority of which are prepaid, generate deferred revenue. We do not adjust the amount of consideration for financing impacts as we apply a practical expedient when we anticipate that the period between transfer of goods and services and eventual payment for those goods and services will be less than one year. See Note 13 for further information, including balance and activity detail about our allowance for credit losses and deferred revenue related to contracts with subscribers.

Assets Recognized Related to the Costs to Obtain a Contract with a Subscriber

We recognize an asset for the incremental costs of obtaining a contract with a subscriber if we expect the benefit of those costs to be longer than one year.  We have determined that certain sales incentive programs in both our Pay-TV and Wireless segments, including those with our independent third-party retailers, meet the requirements to be capitalized, and payments made under these programs are capitalized and amortized to expense over the estimated subscriber life.  During the three months ended September 30, 2020 and 2019, we capitalized $131 million and $67 million, respectively, under these programs.  The amortization expense related to these programs was $43 million and $21 million for the three months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020 and 2019, we capitalized $213 million and $159 million, respectively, under these programs. The amortization expense related to these programs was $99 million and $52 million for the nine months ended September 30, 2020 and 2019, respectively.  As of September 30, 2020 and December 31, 2019, we had a total of $414 million and $300 million, respectively, capitalized on our Condensed Consolidated Balance Sheets.  These amounts are capitalized in “Other current assets” and “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets, and then amortized in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Leases

Lessee

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

We currently lease and historically have leased certain assets from EchoStar, including, among other things, satellites, office space and data centers. See Note 14 for further information on our Related Party Transactions with EchoStar. On May 19, 2019, we entered into a Master Transaction Agreement with EchoStar and effective September 10, 2019, certain satellites and real estate assets leased from EchoStar were transferred to us. See Note 14 for further information on the Master Transaction Agreement.

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

Cost of Services

“Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) principally include Pay-TV programming expenses and other operating costs related to our Pay-TV segment, costs of wireless services (including costs incurred under the MNSA), as well as costs associated with our SLING TV services.

The cost of television programming distribution rights is generally incurred on a per subscriber basis and various upfront carriage payments are recognized when the related programming is distributed to subscribers. Long-term flat rate programming contracts are generally charged to expense using the straight-line method over the term of the agreement. The cost of television programming rights to distribute live sporting events for a season or tournament is charged to expense using the straight-line method over the course of the season or tournament. Costs incurred under the MNSA are recognized as the services are performed or as incurred. The cost of broadband services is expensed monthly and generally incurred on a per subscriber basis.

Cost of Sales – Equipment and Other

“Cost of sales – equipment and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) principally includes the cost of wireless devices and other related items as well as costs related to the non-subsidized sales of Pay-TV equipment. Costs are generally recognized as products are delivered to customers and the related revenue is recognized.

Advertising Costs

We recognize advertising expense when incurred as selling, general and administrative expense. Advertising expenses totaled $160 million and $141 million for each of the three months ended September 30, 2020 and 2019, respectively. Advertising expenses totaled $381 million and $375 million for each of the nine months ended September 30, 2020 and 2019, respectively.

Research and Development

Research and development costs are expensed as incurred. Research and development costs totaled $6 million and $4 million for the three months ended September 30, 2020 and 2019, respectively. Research and development costs totaled $17 million and $15 million for the nine months ended September 30, 2020 and 2019, respectively.

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

The following table presents EPS amounts for all periods and the basic and diluted weighted-average shares outstanding used in the calculation.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(In thousands, except per share amounts)
Net income (loss)	$532,959	$377,157	$1,112,638	$1,079,022
Less: Net income (loss) attributable to noncontrolling interests, net of tax	28,360	23,853	82,597	68,914
Net income (loss) attributable to DISH Network - Basic	504,599	353,304	1,030,041	1,010,108
Interest on dilutive Convertible Notes, net of tax (1)	—	—	—	—
Net income (loss) attributable to DISH Network - Diluted	$504,599	$353,304	$1,030,041	$1,010,108

Weighted-average common shares outstanding - Class A and B common stock:
Basic (2)	525,532	477,495	524,329	471,736
Dilutive impact of Convertible Notes	58,192	58,192	58,192	58,192
Dilutive impact of stock awards outstanding	233	59	74	113
Diluted	583,957	535,746	582,595	530,041

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$0.96	$0.74	$1.96	$2.14
Diluted net income (loss) per share attributable to DISH Network	$0.86	$0.66	$1.77	$1.91

(1)	For both the three and nine months ended September 30, 2020 and 2019, materially all of our interest expense was capitalized. See Note 2 for further information.
(2)	The increase resulted from the Master Transaction Agreement, as discussed in Note 14, and the stock rights offering as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	As of September 30,
	2020	2019

	(In thousands)
Anti-dilutive stock awards	8,761	5,181
Performance based options (1)	5,317	8,418
Restricted Performance Units/Awards	1,787	1,516
Common stock warrants	46,029	46,029
Total	61,894	61,144

(1)	The decrease primarily resulted from certain performance based options that vested during the three months ended September 30, 2020.

4.Supplemental Data - Statements of Cash Flows

The following table presents certain supplemental cash flow and other non-cash data. See Note 9 for supplemental cash flow and non-cash data related to leases.

	For the Nine Months Ended
	September 30,
	2020	2019

	(In thousands)
Cash paid for interest (including capitalized interest)	$647,572	$737,311
Cash received for interest	5,512	38,101
Cash paid for income taxes	22,939	26,304
Capitalized interest (1)	685,749	743,864
Master Transaction Agreement, net of deferred tax of $166,161 (2)	—	497,145
Employee benefits paid in Class A common stock	28,301	27,004
Vendor financing	74,895	—

(1)	See Note 2 for further information.
(2)	See Note 14 for further information.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

5.Acquisitions

When we acquire a business we recognize the assets acquired, liabilities assumed and any noncontrolling interests at fair value. We expense all transaction costs related to the acquisition as incurred.

Sprint Asset Acquisition

Asset Purchase Agreement

Effective on July 1, 2020, upon the terms and subject to the conditions set forth in the APA and in accordance with the Final Judgment, we completed the Boost Mobile Acquisition. The completion of the Boost Mobile Acquisition means that, among other things, DISH Network officially entered into the retail wireless market, serving more than 9 million customers under the Boost Mobile brand.

Consideration Transferred

The acquisition date fair value of consideration transferred in the Boost Mobile Acquisition totaled $1.346 billion, summarized in the following table:

As of July 1, 2020
(In thousands)
Cash consideration (1)	$1,400,000
Net working capital (2)	33,524
Other funding (3)	(87,500)
Total consideration transferred	$1,346,024

(1)	Represents agreed upon purchase price pursuant to the APA paid to TMUS on July 1, 2020.
(2)	Represents estimated net working capital acquired under the APA. We have not settled the net working capital under the APA as certain amounts are currently in dispute and could ultimately change the net working capital settlement.
(3)	Represents receipt of payment from Softbank in connection with the Boost Mobile Acquisition on July 1, 2020.

Fair Value of Assets Acquired and Liabilities Assumed

We accounted for the Boost Mobile Acquisition as a business combination. The identifiable assets acquired and liabilities assumed were recorded at their preliminary fair values as of the acquisition date and are consolidated into our financial statements. The assignment of fair market value requires significant judgments regarding the estimates and assumptions used to value the acquired assets and liabilities assumed. For the preliminary fair values of the assets acquired and liabilities assumed, we utilized the cost, income and market approaches from the perspective of a market participant.

The following table summarizes the preliminary fair values for each major class of assets acquired and liabilities assumed at the acquisition date. We used third party valuation professionals to aid in the determination of the estimated fair value of certain assets acquired and liabilities assumed. We are in the process of finalizing the purchase price allocation associated with this transaction, including income tax related amounts. As such, the preliminary purchase allocation set forth below are subject to revision as additional information is obtained and the valuation process is completed.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

As of July 1, 2020
(In thousands)
Trade accounts receivable	$518,476
Inventory	141,718
Other current assets	3,000
Intangibles	591,000
Goodwill	87,530
Other noncurrent assets	713,000
Total assets	2,054,724
Trade accounts payable	451,967
Deferred revenue and other	174,733
Other accrued expenses	82,000
Total liabilities	708,700
Total purchase price	$1,346,024

Acquired Receivables. The fair value of assets acquired, which represents the gross contractual amount, include accounts receivable of $539 million, with an associated allowance for credit losses of $21 million. Accounts receivable is comprised of receivables due from master agents, BoostUp! receivables and other receivables. See Note 2 for further discussion of BoostUP! receivables.

Inventory. Inventory assets include $142 million of wireless devices.

Intangible Assets and Goodwill. Intangible assets includes $458 million of subscriber relationships, the Boost tradename of $96 million and certain below market contracts for $37 million. The intangible assets will be amortized over their respective useful lives which range from one to ten years. Goodwill has an assigned value of $88 million, which represents the excess of the consideration transferred over the estimated fair values of assets acquired and liabilities assumed. The preliminary goodwill recognized includes, among other things, the assembled workforce of Boost Mobile and intangible assets that do not qualify for separate recognition. The goodwill resulting from the Boost Mobile Acquisition included in the wireless segment is expected to be deductible for tax purposes. All of the goodwill acquired is allocated to the Retail Wireless reporting unit.

Other Noncurrent Assets. Other noncurrent assets includes our option to purchase certain TMUS’s 800 MHz spectrum licenses with an assigned fair value of $713 million. This instrument meets the definition of a derivative and all subsequent changes in the derivative’s fair value are recorded in “Other, net” in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) until the option is either exercised or expires.

Liabilities. Liabilities include accounts payable, deferred revenue and accrued expenses.

Indemnification Assets and Contingent Liabilities. Pursuant to the APA, TMUS agreed to indemnify us against certain specified matters and losses. As of the closing of the transaction and September 30, 2020, we have not recorded either an indemnification asset or liability as the potential liabilities and associated reimbursement by TMUS cannot be reasonably estimated. We expect that any liability incurred related to these indemnified matters would be indemnified and reimbursed by TMUS. See Note 11 for further information.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Sales of equipment to indirect dealers often include credits subsequently paid to the dealer as a reimbursement for promotions offered to the end consumer.  These credits are accounted for as variable consideration when estimating the amount of revenue to recognize from the sales of equipment to indirect dealers.  At acquisition, we recorded a contingent obligation related to these credits, based upon historical experience and other factors, such as expected promotional activity.  This amounts is recorded in “Other accrued expenses” on our Condensed Consolidated Balance Sheets.

Transaction Costs

We recognized transaction costs of $1 million and $11 million for the three and nine months ended September 30, 2020, respectively. These costs are primarily related to professional service costs which are recorded in “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Ting Mobile Acquisition

On August 1, 2020, we completed the Ting Mobile Acquisition. In addition, we entered into a services agreement pursuant to which Tucows will act as a mobile virtual network enabler for certain of our retail wireless subscribers. The consideration for the Ting Mobile Acquisition is an earn out provision and the fair value of the earn out provision has been assigned to a customer relationship intangible that is recorded in “Intangible assets” on our Condensed Consolidated Balance Sheets. See Note 5 for further information.

Pro Forma Information

The following pro forma financial information gives effect to the transactions as if they had been completed as of January 1, 2019. The unaudited pro forma information was based on the historical results of DISH Network and the estimated Boost Mobile Acquisition and the Ting Mobile Acquisition results. The results of the Boost Mobile Acquisition were adjusted to include the estimated expense associated with an MNSA arrangement and certain selling, general and administrative expenses that historically were not recorded within the Prepaid Business’ financial statements. The results of the Ting Mobile Acquisition were adjusted for the consideration given for the earn out provision. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(In thousands)
Total revenue	$4,537,708	$4,410,580	$13,484,804	$13,403,813
Net income (loss) attributable to DISH Network	$515,183	$293,514	$849,744	$808,825

Assumptions and nonrecurring pro forma adjustments include:

●	Boost network costs were estimated based on the forecasted costs on a per subscriber basis that DISH expects to incur prospectively to utilize the TMUS network.
●	Boost selling, general and administrative expenses were estimated based on the costs to be incurred by DISH per the TSA arrangement with TMUS.
●	Transaction costs of $1 million and $11 million for the three and nine months ended September 30, 2020, respectively, were recorded in “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and are not recurring.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The selective unaudited pro forma condensed financial information is provided for informational purposes and does not represent the actual results from operation had the transaction occurred on January 1, 2019.

Agreements in Connection with the APA

In connection with the Boost Mobile Acquisition and the consummation of the Sprint-TMUS merger, we, TMUS, Sprint, DT and SoftBank came to an agreement with the DOJ on key terms and approval of the Transaction Agreements and our wireless service business and spectrum. On July 26, 2019, the Defendants entered into the Stipulation and Order with the DOJ binding the Defendants to the Proposed Final Judgment, which memorialized the agreement between the DOJ and the Defendants. The Stipulation and Order and the Proposed Final Judgment were filed in the District Court on July 26, 2019 and on April 1, 2020, the Final Judgment was entered with the District Court.

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

Also in connection with the closing of the Boost Mobile Acquisition, we and NTM entered into the TSA, the MNSA, the Option Agreement, and the Spectrum Purchase Agreement for an additional approximately $3.59 billion.

Transition Services Agreement

TMUS and DISH Network entered into a TSA upon the Closing Date of the Boost Mobile Acquisition, pursuant to which TMUS provides certain transition services to us for the Prepaid Business for a period of two years from July 1, 2020. Additionally, under the Final Judgment, we may apply to the DOJ for one or more extensions of the term of the TSA, which the DOJ can approve or deny in its sole discretion, and the TSA contemplates the option to renew the TSA for a third or additional years.  The transition services are provided at cost, which shall not exceed a specific amount in the first year, plus certain pass-through costs and out-of-pocket expenses, during the first two years.  If any transition services are renewed for a third year, the transition services will be provided at cost plus a certain mark-up, plus certain additional costs.

Master Network Services Agreement

TMUS and DISH Network entered into an MNSA upon the Closing Date of the Boost Mobile Acquisition, pursuant to which we also receive network services from NTM for a period of seven years.  As set forth in the MNSA, NTM provides to us, among other things, (i) legacy network services for Boost Mobile and certain other prepaid end users on the Sprint network, (ii) NTM network services for certain end users that have been migrated to the NTM network or provisioned on the NTM network by or on behalf of us and (iii) infrastructure mobile network operator services to assist in the access and integration of our network.

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

Spectrum Purchase Agreement

Pursuant to the Spectrum Purchase Agreement that was entered into upon the Closing Date of the Boost Mobile Acquisition, we are expected to purchase all of Sprint’s 800 MHz spectrum (approximately 13.5 MHz of nationwide spectrum).  The covered spectrum must be divested within the later of three years from the Closing Date and five days after receipt of FCC approval for the transfer, following an application for FCC approval to be filed three years following the closing of the Sprint-TMUS merger.  The DOJ may in its sole discretion agree to extend the deadline for the spectrum divestiture for up to 60 days pursuant to the Final Judgment.  NTM may exercise an option to lease back 4 MHz (2 MHz downlink + 2 MHz uplink) of the spectrum for two years following the closing of the 800 MHz spectrum sale at the same per-Pop rate used to calculate the purchase price paid by us to NTM – a rate of approximately $68 million per year.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Option Agreement

The Option Agreement, which was entered into upon the Closing Date of the Boost Mobile Acquisition, provides us an exclusive option to assume certain assets and liabilities under certain circumstances for any of the cell sites and retail stores that NTM decommissions during the term of the Option Agreement. NTM must make a minimum of 20,000 cell sites and 400 retail stores available to us pursuant to the Final Judgment. With respect to each decommissioned site, we may choose to acquire: (a) only the lease for such site, (b) the lease and a predetermined list of equipment at the site or (c) the lease and all of the equipment at the site. Under the Final Judgment, NTM must provide a detailed schedule which identifies each cell site that is scheduled to be decommissioned within five years of the Closing Date. The Option Agreement will remain in place for five years following the Closing Date.

Agreement with the DOJ: The Stipulation and Order and the Final Judgment

Certain of the provisions of the Stipulation and Order and the Final Judgment are also reflected in the terms of the Transaction Agreements. In addition to the terms reflected in the Transaction Agreements, the Stipulation and Order and the Final Judgment provide for other rights and obligations of the Sellers and us, including the following:

●	For a period of one year after the Closing Date, if we determine that certain assets not included in the divestiture were previously used by the Prepaid Business and are reasonably necessary for the continued competitiveness of the Prepaid Business, subject to certain carve-outs, we may request that such assets be transferred to us, which the DOJ can approve or deny in its sole discretion.
●	Within one year of the Closing Date, we are required to offer nationwide postpaid retail mobile wireless service.
●	If we elect not to purchase the 800 MHz licenses pursuant to the Spectrum Purchase Agreement, we must pay $360 million (equal to 10% of the Spectrum Purchase Agreement purchase price) to the United States. However, we will not be required to make such payment if we have deployed a core network and offered 5G service to at least 20% of the U.S. population within three years of the Closing Date.
●	If we buy the 800 MHz spectrum pursuant to the Spectrum Purchase Agreement but fail to deploy all of the 800 MHz spectrum licenses for use in the provision of retail mobile wireless services by the expiration of the Final Judgment, the DOJ may require us to forfeit to the FCC any of the 800 MHz licenses for spectrum that are not being used to provide retail mobile wireless services, unless we are already providing nationwide retail wireless service.
●	We and NTM were required to negotiate in good faith to reach an agreement for NTM to lease some or all of our 600 MHz spectrum licenses for deployment to retail consumers by NTM. On September 11, 2020, we and T-Mobile entered into an agreement to lease a portion of our 600 MHz spectrum licenses for an annual lease payment of approximately $56 million.
●	We and NTM must agree to support eSIM technology on smartphones.
●	The Sellers must introduce the suppliers and distributors of the Prepaid Business to us and the Sellers may not interfere in our negotiations with such suppliers and distributors.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

●	On the first day of the fiscal quarter following the entry of the Final Judgment and of each 180-day period thereafter, we are obligated to provide the DOJ with a description of our deployment efforts over the prior quarter including: (i) the number of towers and small cells deployed, (ii) the spectrum bands on which we have deployed equipment, (iii) progress in obtaining devices that operate on our spectrum frequencies, (iv) POPs coverage of our network, (v) the number of our mobile wireless subscriptions, (vi) the amount of traffic transmitted to our subscribers using our network and using NTM’s network, and (vii) whether there are or have been any efforts by NTM to interfere with our efforts to deploy and operate our network.
●	We cannot sell, lease or otherwise provide the right to use any of the divested assets to any national facilities-based mobile wireless provider and may not sell any of the divested assets or similar assets back to TMUS during the term of the Final Judgment, except that we may lease back to NTM up to 4 MHz of the 800 MHz spectrum we will acquire (as discussed above).
●	We must comply with the June 14, 2023 AWS-4, Lower 700 MHz E Block, AWS H Block, and nationwide 5G broadband network build-out commitments made to the FCC, subject to verification by the FCC (as described below). If we fail to comply with such build-out commitments, we may be subject to civil contempt in addition to the substantial voluntary contributions and license forfeitures described below if we fail to meet these commitments (as described below).

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

On September 11, 2020, the FCC’s Wireless Telecommunications Bureau issued an Order adopting these commitments. Our 5G deployment obligations for each of the four spectrum bands are generally set forth below.

●	With respect to the 600 MHz licenses, we must offer 5G broadband service to at least 70% of the U.S. population and have deployed a core network no later than June 14, 2023, and offer 5G broadband service to at least 75% of the population in each Partial Economic Area (which are service areas established by the FCC) no later than June 14, 2025. Note that these commitments are earlier than the current 600 MHz Final Build-Out Requirement date of June 2029. See below for further information.
●	With respect to the AWS-4 licenses, we must offer 5G broadband service to at least 20% of the U.S. population and have deployed a core network no later than June 14, 2022, and offer 5G broadband service to at least 70% of the U.S. population no later than June 14, 2023.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

●	With respect to the Lower 700 MHz E Block licenses, we must offer 5G broadband service to at least 20% of the U.S. population who are covered by such licenses and have deployed a core network no later than June 14, 2022, and offer 5G broadband service to at least 70% of the U.S. population who are covered by such licenses no later than June 14, 2023.
●	With respect to the AWS H Block licenses, we must offer 5G broadband service to at least 20% of the U.S. population and have deployed a core network no later than June 14, 2022, and offer 5G broadband service to at least 70% of the U.S. population no later than June 14, 2023.

6.	Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	September 30,	December 31,
	2020	2019

	(In thousands)
Marketable investment securities:
Current marketable investment securities:
Strategic - available-for-sale	$195	$196
Other	983,664	416,508
Total current marketable investment securities	983,859	416,704
Restricted marketable investment securities (1)	35,115	390
Total marketable investment securities	1,018,974	417,094

Restricted cash and cash equivalents (1)	73,273	60,677

Other investment securities:
Other investment securities	148,246	160,074
Total other investment securities	148,246	160,074

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$1,240,493	$637,845

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash, cash equivalents and marketable investment securities” on our Condensed Consolidated Balance Sheets.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Current Marketable Investment Securities – Strategic

Our current strategic marketable investment securities portfolio includes and may include strategic and financial debt and/or equity investments in private and public companies that are highly speculative and have experienced and continue to experience volatility. As of September 30, 2020, this portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers. The fair value of certain of the debt and equity securities in this portfolio can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of September 30, 2020 and December 31, 2019, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit and trusts.

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

Unrealized Gains (Losses) on Marketable Investment Securities

As of September 30, 2020 and December 31, 2019, we had accumulated net unrealized gains of less than $1 million. These amounts, net of related tax effect, were accumulated net unrealized gains of less than $1 million. All of these amounts are included in “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).” The components of our available-for-sale investments are summarized in the table below.

	As of September 30,				As of December 31,
	2020				2019
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net

	(In thousands)
Debt securities (including restricted):
U.S. Treasury and agency securities	$302,754	$18	$—	$18	$10,016	$32	$—	$32
Commercial paper	652,953	—	—	—	369,397	2	—	2
Corporate securities	62,748	5	(1)	4	28,796	4	(1)	3
Other	519	—	—	—	8,885	58	—	58
Total	$1,018,974	$23	$(1)	$22	$417,094	$96	$(1)	$95

As of September 30, 2020, restricted and non-restricted marketable investment securities included debt securities of $1.019 billion with contractual maturities within one year. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	September 30, 2020				December 31, 2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(In thousands)
Cash equivalents (including restricted)	$1,750,477	$963,274	$787,203	$—	$2,436,545	$246,876	$2,189,669	$—

Debt securities (including restricted):
U.S. Treasury and agency securities	$302,754	$302,754	$—	$—	$10,016	$10,016	$—	$—
Commercial paper	652,953	—	652,953	—	369,397	—	369,397	—
Corporate securities	62,748	—	62,748	—	28,796	—	28,796	—
Other	519	—	324	195	8,885	—	8,689	196
Total	$1,018,974	$302,754	$716,025	$195	$417,094	$10,016	$406,882	$196

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Derivative Instruments

We have the option to purchase certain TMUS’s 800 MHz spectrum licenses from TMUS at a fixed price in the future. See Note 5 for further information. This instrument meets the definition of a derivative and was valued as part of the business combination at fair value in the Condensed Consolidated Balance Sheets. All subsequent changes in the derivative’s fair value are recorded in “Other, net” in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) until the option is either exercised or expires. We account for our option to purchase certain TMUS’s 800 MHz spectrum licenses under the Spectrum Purchase Agreement as a Level 3 derivative.

Gains and Losses on Sales and Changes in Carrying Amounts of Investments

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Other, net:	2020	2019	2020	2019

	(In thousands)
Marketable investment securities - realized and unrealized gains (losses)	$87	$1,346	$177	$5,240
Derivative instruments - net realized and/or unrealized gains (losses)	(12,450)	—	(12,450)	—
Costs related to early redemption of debt	—	(44)	—	(483)
Equity in earnings (losses) of affiliates	(824)	(5,467)	(221)	(4,476)
Other	(13)	2,369	902	9,843
Total	$(13,200)	$(1,796)	$(11,592)	$10,124

7.Inventory

Inventory consisted of the following:

	As of
	September 30,	December 31,
	2020	2019

	(In thousands)
Finished goods	$470,980	$255,155
Work-in-process and service repairs	29,000	34,120
Raw materials	16,236	33,623
Total inventory	$516,216	$322,898

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

8.Property and Equipment and Intangible Assets

Property and equipment consisted of the following:

	Depreciable			As of
	Life			September 30,	December 31,
	(In Years)			2020	2019

				(In thousands)
Equipment leased to customers	2	-	5	$1,772,000	$1,861,668
Satellites (1)	2	-	15	1,734,025	1,855,096
Satellites acquired under finance lease agreements	10	-	15	888,940	888,940
Furniture, fixtures, equipment and other	2	-	20	2,073,041	2,010,094
Buildings and improvements	5	-	40	354,739	349,347
Land		-		17,810	17,810
Construction in progress (1)		-		109,018	278,083
Total property and equipment				6,949,573	7,261,038
Accumulated depreciation				(4,723,150)	(4,554,856)
Property and equipment, net				$2,226,423	$2,706,182

(1)	During the nine months ended September 30, 2020, we wrote down the T1 satellite net book value of $48 million (net of accumulated depreciation of $18 million) and the D1 satellite net book value of $55 million to their estimated fair value of zero. In addition, during the nine months ended September 30, 2020, we impaired $227 million for capitalized costs of equipment, labor and other assets related to the narrowband IoT deployment that would not be utilized in our 5G Network Deployment. As a result, we recorded a $330 million non-cash impairment charge in “Impairment of long-lived assets” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 2 for further information.

Construction in progress consisted of the following:

	As of
	September 30,	December 31,
	2020	2019

	(In thousands)
Software	$43,011	$51,493
Wireless (1)	40,952	207,814
Other	25,055	18,776
Total construction in progress	$109,018	$278,083

(1)	During the nine months ended September 30, 2020, we impaired the capitalized costs of equipment, labor and other assets related to the narrowband IoT deployment that would not be utilized in our 5G Network Deployment, resulting in a $227 million non-cash impairment charge in “Impairment of long-lived assets” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 2 for further information.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(In thousands)
Equipment leased to customers	$71,568	$91,090	$220,797	$287,109
Satellites (1)	50,193	25,321	152,530	62,956
Buildings, furniture, fixtures, equipment and other	32,303	36,239	97,679	100,713
Intangible assets	45,019	1,531	47,021	6,244
Total depreciation and amortization	$199,083	$154,181	$518,027	$457,022

(1)	The increase resulted from the Master Transaction Agreement pursuant to which, on September 10, 2019, certain satellites were transferred to us. See Note 14 for further information.

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

As of September 30, 2020, our pay-TV satellite fleet consisted of the following:

		Degree	Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar VII (1)	February 2002	119	N/A
EchoStar X (1)	February 2006	110	N/A
EchoStar XI (1)	July 2008	110	N/A
EchoStar XIV (1)	March 2010	119	N/A
EchoStar XV	July 2010	61.5	N/A
EchoStar XVI (1)	November 2012	61.5	N/A
EchoStar XVIII	June 2016	61.5	N/A
EchoStar XXIII (1)	March 2017	67.9	N/A

Leased from EchoStar (2):
EchoStar IX	August 2003	121	Month to month

Leased from Other Third Party:
Anik F3	April 2007	118.7	April 2022
Ciel II	December 2008	129	January 2022
Nimiq 5 (1)	September 2009	72.7	September 2024
QuetzSat-1 (1)	September 2011	77	November 2021

(1)	Pursuant to the Master Transaction Agreement, on September 10, 2019, these satellites and satellite service agreements were transferred to us. See Note 14 for further information.
(2)	See Note 14 for further information on our Related Party Transactions with EchoStar.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Effective September 10, 2019, pursuant to the Master Transaction Agreement, the EchoStar XII satellite was transferred to us. During October 2019, the EchoStar XII satellite was de-orbited.

Intangible Assets

As of September 30, 2020 and December 31, 2019, our identifiable intangibles subject to amortization consisted of the following:

	As of
	September 30, 2020		December 31, 2019
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization

	(In thousands)
Technology-based	$63,078	$(58,194)	$63,077	$(57,414)
Trademarks	133,428	(37,259)	37,010	(32,619)
Contract-based	41,500	(13,750)	4,500	(4,500)
Customer relationships	515,576	(55,984)	23,633	(23,633)
Total	$753,582	$(165,187)	$128,220	$(118,166)

(1)	The increase in intangible assets resulted from the completion of the Boost Mobile Acquisition and the Ting Mobile Acquisition. See Note 5 for further information.

These identifiable intangibles are included in “Intangible assets” on our Consolidated Balance Sheets. Amortization expense of these intangible assets in general is recorded on a straight-line basis over an average finite useful life primarily ranging from approximately one to 20 years. Amortization expense was $45 million and $2 million, for the three months ended September 30, 2020 and 2019, respectively. Amortization expense was $47 million and $6 million, for the nine months ended September 30, 2020 and 2019, respectively. The increase in amortization expense primarily resulted from the Boost Mobile Acquisition and the Ting Mobile Acquisition.

Estimated future amortization of our identifiable intangible assets as of September 30, 2020 is as follows (in thousands):

For the Years Ended December 31,
(In thousands)
2020 (for the remaining three months)	$45,850
2021	157,105
2022	130,198
2023	127,809
2024	69,512
Thereafter	57,921
Total	$588,395

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Goodwill

Goodwill represents the excess of the consideration transferred over the estimated fair values of assets acquired and liabilities assumed and is not subject to amortization but is subject to impairment testing annually or whenever indicators of impairment arise. The non-recurring measurement of fair value of this asset is classified as Level 3 in the fair value hierarchy. As of September 30, 2020 and December 31, 2019, our goodwill was $214 million and $126 million, respectively, which primarily relates to our wireless segment. The increase in goodwill resulted from the completion of the Boost Mobile Acquisition. See Note 5 for further information.

9.Leases

Lessee

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

The components of lease expense were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(In thousands)
Operating lease cost (1)	$18,281	$40,831	$54,130	$205,815

Short-term lease cost (2)	2,726	2,915	8,284	9,141

Finance lease cost:
Amortization of right-of-use assets	17,829	7,187	53,488	17,100
Interest on lease liabilities	5,070	2,352	16,326	4,632
Total finance lease cost	22,899	9,539	69,814	21,732
Total lease costs	$43,906	$53,285	$132,228	$236,688

(1)	Pursuant to the Master Transaction Agreement, effective September 10, 2019, approximately $495 million of previously reported operating lease assets and the related liabilities for satellites and real estate assets were transferred to us. See Note 14 for further information. These satellite and real estate assets are no longer included in “Operating lease assets,” “Other current liabilities” and “Operating lease liabilities,” but rather in “Property and equipment, net” on our Condensed Consolidated Balance Sheets. Lease expense related to these satellites and real estate assets for the three and nine months ended September 30, 2019 was $25 million and $159 million, respectively.
(2)	Leases that have terms of 12 months or less.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Supplemental cash flow information related to leases was as follows:

	For the Nine Months Ended
	September 30,
	2020	2019

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$54,611	$209,435
Operating cash flows from finance leases	$16,326	$4,637
Financing cash flows from finance leases	$47,301	$17,681

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$41,665	$110,235
Finance leases	$—	$187,339

Right-of-use assets and liabilities recognized at January 1, 2019 upon adoption of ASC 842	—	$733,584

Supplemental balance sheet information related to leases was as follows:

	As of
	September 30,	December 31,
	2020	2019

	(In thousands)
Operating Leases:
Operating lease assets (1)	$112,922	$144,330

Other current liabilities	$59,228	$57,910
Operating lease liabilities	73,057	84,795
Total operating lease liabilities	$132,285	$142,705

Finance Leases:
Property and equipment, gross	$889,708	$890,598
Accumulated depreciation	(736,462)	(683,271)
Property and equipment, net	$153,246	$207,327

Other current liabilities	$66,075	$61,493
Other long-term liabilities	118,318	171,706
Total finance lease liabilities	$184,393	$233,199

Weighted Average Remaining Lease Term:
Operating leases	2.9 years	3.1 years
Finance leases	3.2 years	3.8 years

Weighted Average Discount Rate:
Operating leases	4.3%	5.0%
Finance leases	10.4%	10.2%

(1)	During the nine months ended September 30, 2020, we impaired the operating lease assets related to the narrowband IoT deployment that would not be utilized in our 5G Network Deployment, resulting in a $27 million non-cash impairment charge in “Impairment of long-lived assets” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 2 for further information.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Maturities of lease liabilities as of September 30, 2020 were as follows:

	Maturities of Lease Liabilities
	Operating	Finance
For the Years Ending December 31,	Leases	Leases	Total

	(In thousands)
2020 (remaining three months)	$17,461	$15,961	$33,422
2021	58,963	82,610	141,573
2022	33,785	48,306	82,091
2023	15,723	40,942	56,665
2024	9,337	30,707	40,044
Thereafter	4,523	—	4,523
Total lease payments	139,792	218,526	358,318
Less: Imputed interest	(7,507)	(34,133)	(41,640)
Total	132,285	184,393	316,678
Less: Current portion	(59,228)	(66,075)	(125,303)
Long-term portion of lease obligations	$73,057	$118,318	$191,375

10.Long-Term Debt and Finance Lease Obligations

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of September 30, 2020 and December 31, 2019:

	As of
	September 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In thousands)
5 1/8% Senior Notes due 2020 (1)	$—	$—	$1,100,000	$1,110,208
6 3/4% Senior Notes due 2021 (2)	2,000,000	2,055,660	2,000,000	2,109,420
5 7/8% Senior Notes due 2022	2,000,000	2,090,160	2,000,000	2,129,580
5% Senior Notes due 2023	1,500,000	1,533,990	1,500,000	1,543,770
5 7/8% Senior Notes due 2024	2,000,000	2,064,700	2,000,000	2,049,080
2 3/8% Convertible Notes due 2024	1,000,000	910,700	1,000,000	918,720
7 3/4% Senior Notes due 2026	2,000,000	2,202,920	2,000,000	2,128,900
3 3/8% Convertible Notes due 2026	3,000,000	2,757,390	3,000,000	2,907,870
7 3/8% Senior Notes due 2028	1,000,000	1,032,270	—	—
Other notes payable	80,718	80,718	70,946	70,946
Subtotal	14,580,718	$14,728,508	14,670,946	$14,968,494
Unamortized debt discount on the Convertible Notes	(657,591)		(735,811)
Unamortized deferred financing costs and other debt discounts, net	(25,120)		(28,739)
Finance lease obligations (3)	184,393		233,199
Total long-term debt and finance lease obligations (including current portion)	$14,082,400		$14,139,595

(1)	On May 1, 2020, we redeemed the principal balance of our 5 1/8% Senior Notes due 2020.
(2)	Our 6 3/4% Senior Notes due 2021 mature on June 1, 2021 and have been reclassified to “Current portion of long-term debt and finance lease obligations” on our Condensed Consolidated Balance Sheets as of September 30, 2020.
(3)	Disclosure regarding fair value of finance leases is not required.

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

11.Commitments and Contingencies

Commitments

Our purchase obligations increased during the third quarter 2020 as a result of the Boost Mobile Acquisition and the Ting Mobile Acquisition.

As of September 30, 2020 our future purchase obligations were $1.959 billion for the remaining three months of 2020, $61 million for 2021, $27 million for 2022, $9 million for 2023, for a total of $2.056 billion.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Purchase Obligations

Our 2020 purchase obligations primarily consist of binding purchase orders for certain fixed contractual commitments to purchase programming content, receiver systems and related equipment, broadband equipment, digital broadcast operations, transmission costs, streaming delivery technology and infrastructure, engineering services, and other products and services related to the operation of our Pay-TV services. In addition, our 2020 purchase obligations also include wireless devices related to our retail wireless business as well as transition services. Furthermore, our 2020 purchase obligations include equipment related to our 5G Network Deployment, such as software and hardware necessary to complete our wireless broadband network. Our purchase obligations may fluctuate significantly from period to period due to, among other things, management’s timing of payments and inventory purchases as well as expenditures related to our wireless projects and 5G Network Deployment, and can materially impact our future operating asset and liability balances, and our future working capital requirements.

Wireless – 5G Network Deployment

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

3550-3650 MHz. The auction for the Priority Access Licenses for the 3550-3650 MHz band (“Auction 105”) began on July 23, 2020 and ended on August 25, 2020. On September 2, 2020, the FCC announced that Wetterhorn Wireless L.L.C. (“Wetterhorn”), a wholly-owned subsidiary of DISH Network, was the winning bidder of 5,492 Priority Access Licenses in the 3550-3650 MHz band, with Wetterhorn’s aggregate winning bids totaling approximately $913 million. During the second and third quarters 2020, we paid $83 million and $100 million, respectively, to the FCC for our winning bids. These amounts are included in “Other current assets” on our Condensed Consolidated Balance Sheets as of September 30, 2020. On October 1, 2020, we paid the remaining balance of our winning bids of approximately $730 million. The FCC has not yet issued the licenses to Wetterhorn.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Wireless Spectrum Licenses

These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements that are summarized in the table below:

	As of
	September 30, 2020	Build-Out Deadlines
	Carrying			Expiration
	Amount	Interim	Final	Date
	(In thousands)
Owned:
DBS Licenses (1)	$677,409
700 MHz Licenses	711,871	June 14, 2022 (2)	June 14, 2023 (5)	June 2023
AWS-4 Licenses	1,940,000	June 14, 2022 (2)	June 14, 2023 (5)	June 2023
H Block Licenses	1,671,506	June 14, 2022 (2)	June 14, 2023 (5)	June 2023
600 MHz Licenses	6,211,154	June 14, 2023 (3)	June 14, 2025 (6)	June 2029
MVDDS Licenses (1)	24,000			August 2024
LMDS Licenses (1)	—			September 2028
28 GHz Licenses	2,883		October 2, 2029 (7)	October 2029
24 GHz Licenses	11,772		December 11, 2029 (7)	December 2029
37 GHz, 30 GHz and 47 GHz Licenses	202,533		June 4, 2030 (7)	June 2030
Subtotal	11,453,128
Non-controlling Investments:
AWS-3 Licenses	9,890,389	October 2021 (4)	October 2027 (8)	October 2027 (8)
Capitalized Interest	5,321,968
Total	$26,665,485

(1)	The build-out deadlines for these licenses have been met.
(2)	For these licenses, we must offer 5G broadband service to at least 20% of the U.S. population and have developed a core network by this date.
(3)	For these licenses, we must offer 5G broadband service to at least 70% of the U.S. population and have developed a core network by this date.
(4)	For these licenses, Northstar Wireless and SNR Wireless must provide reliable signal coverage and offer service to at least 40% of the population of each license area by this date.
(5)	For these licenses, we must offer 5G broadband service to 70% of the U.S. population by this date.
(6)	For these licenses, we must offer 5G broadband service to at least 75% of the population in each Partial Economic Area (which are service areas established by the FCC) by this date.
(7)	There are a variety of build-out options and associated build-out metrics associated with these licenses.
(8)	For these licenses, Northstar Wireless and SNR Wireless must provide reliable signal coverage and offer service to at least 75% of the population of each license area by this date. If the AWS-3 interim build-out requirement is not met, the AWS-3 expiration date and the AWS-3 final build-out requirement may be accelerated by two years (from October 2027 to October 2025) for each AWS-3 License area in which Northstar Wireless and SNR Wireless do not meet the requirement.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Commercialization of Our Wireless Spectrum Licenses and Related Assets. In March 2017, we notified the FCC that we planned to deploy a narrowband IoT network on certain of these wireless licenses, which was to be the First Phase. We expected to complete the First Phase by March 2020, with subsequent phases to be completed thereafter. In light of, among other things, certain developments related to the Sprint-TMUS merger, during the first quarter 2020, we determined that the revision of certain of our build-out deadlines was probable and, therefore, we no longer intended to complete our narrowband IoT deployment. The FCC issued an Order effectuating the build-out deadline changes contemplated above on September 11, 2020. During the first quarter 2020, we impaired certain assets that would not be utilized in our 5G Network Deployment, resulting in a $253 million non-cash impairment charge in “Impairment of long-lived assets” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  We have issued RFI/Ps to various vendors in the wireless industry and are in the process of selecting certain vendors as we move forward with our 5G Network Deployment. We currently expect expenditures for our 5G Network Deployment to be approximately $10 billion, excluding capitalized interest. See Note 2 for further information.

We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses. Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly. In addition, as we consider our options for the commercialization of our wireless spectrum, we will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure. We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers. For example, on September 22, 2020, we filed an application with the FCC to participate as a potential bidder in the upcoming wireless spectrum auction for the Flexible-Use Service Licenses in the 3.7-3.98 GHz Band (“Auction 107”).  The auction is scheduled to commence on December 8, 2020.  The FCC determined that bidding in this auction will be “anonymous,” which means that prior to and during the course of the auction the FCC will not make public any information about a specific applicant’s upfront deposit or its bids.  In addition, FCC rules restrict information that bidders may disclose about their participation in the auction.

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

As of September 30, 2020 and December 31, 2019, Northstar Manager’s ownership interest in Northstar Spectrum and SNR Management’s ownership interest in SNR HoldCo was $634 million and $552 million, respectively, recorded as “Redeemable noncontrolling interests” on our Condensed Consolidated Balance Sheets.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Cedar Lane

On October 13, 2020, Cedar Lane Technologies filed a complaint against our wholly owned subsidiary, DISH Network L.L.C., in the United States District Court for the Western District of Texas. The complaint alleges infringement of United States Patent No. 6,502,194 (the “194 patent”), entitled “System for playback of network audio material on demand”; United States Patent No. 6,526,411 (the “411 patent”), entitled “System and method for creating dynamic playlists”; United States Patent No. 6,721,489 (the “489 patent”), entitled “Play list manager”; United States Patent No. 7,173,177 (the “177 patent”), entitled “User interface for simultaneous management of owned and unowned inventory”; United States Patent No. 7,642,443 (the “443 patent”), entitled “User interface for simultaneous management of owned and unowned inventory”; and United States Patent No. 8,165,867 (the “867 patent”), entitled “Methods for translating a device command.” Generally, the asserted patents relate to streaming digital audio to a home audio system; aspects of play lists and purchased content; and voice control. Cedar Lane Technologies is a non-practicing entity that has filed more than 75 patent infringement lawsuits.

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

City of Hallandale Beach Police Officers’ and Firefighters’ Personnel Retirement Trust

On July 2, 2019, a putative class action lawsuit was filed by a purported EchoStar stockholder in the District Court of Clark County, Nevada under the caption City of Hallandale Beach Police Officers’ and Firefighters’ Personnel Retirement Trust v. Ergen, et al., Case No. A-19-797799-B. The lawsuit named as defendants Mr. Ergen, the other members of the EchoStar Board, as well as EchoStar, certain of its officers, DISH Network and certain of DISH Network’s and EchoStar’s affiliates. Plaintiff alleges, among other things, breach of fiduciary duties in approving the transactions contemplated under the Master Transaction Agreement for inadequate consideration and pursuant to an unfair and conflicted process, and that EchoStar, DISH Network and certain other defendants aided and abetted such breaches. In the operative First Amended Complaint, filed on October 11, 2019, the plaintiff dropped as defendants the EchoStar board members other than Mr. Ergen. The trial of this matter is scheduled to start sometime during the five-week “stack” beginning September 7, 2021. See Note 14 for further information on the Master Transaction Agreement. Plaintiff seeks equitable relief, including the issuance of additional DISH Network Class A Common Stock, monetary relief and other costs and disbursements, including attorneys’ fees.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

In those third-party challenges, the United States Patent and Trademark Office found that all claims of the 282 patent are unpatentable, and that certain claims of the 784 patent and 318 patent are unpatentable. ClearPlay appealed as to the 784 patent and the 318 patent, and on August 23, 2016, the United States Court of Appeals for the Federal Circuit affirmed the findings of the United States Patent and Trademark Office. On October 31, 2016, the stay was lifted. On October 16, October 21 and November 2, 2020, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office requesting ex parte reexamination of the validity of, respectively, the 784 patent, the 799 patent and the 318 patent; and on November 3, 2020, the United States Patent and Trademark Office granted the request for reexamination of the 784 patent. The trial has been reset for July 26, 2021. The report issued by ClearPlay’s damages expert contends that ClearPlay is entitled to $543 million in damages.

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

In a First Amended Complaint filed on August 6, 2018, Contemporary added our wholly-owned subsidiary DISH Network L.L.C. as a defendant. In a Second Amended Complaint filed on October 9, 2018, Contemporary named only our wholly-owned subsidiary DISH Network L.L.C. as a defendant and dropped certain indirect infringement allegations. On June 10, 2019, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of the asserted claims of the 842 patent, the 903 patent, the 643 patent and the 997 patent. On December 13, 2019 and January 7, 2020, the United States Patent and Trademark Office agreed to institute proceedings on each of our petitions. Following Contemporary’s decision not to file Patent Owner Responses to DISH Network L.L.C.’s petitions on the 842 patent and the 903 patent, on April 24, 2020, the United States Patent and Trademark Office entered judgments granting those petitions and canceling the challenged claims of those patents. On July 11, 2019, the Court entered an order staying the case pending resolution of the petitions. On January 31, 2020, pursuant to the parties’ joint motion, the Court dismissed all claims arising from the 202 patent, and extended its stay of the litigation pending non-appealable determinations on all of the petitions before the United States Patent and Trademark Office.

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

Pursuant to an agreement between the parties, on December 20, 2017, DISH Network L.L.C. dismissed its petitions challenging the 029 patent in the United States Patent and Trademark Office, and on January 9, 2018, the parties dismissed their claims, counterclaims and defenses as to that patent in the litigation. On March 5, 2018, the United States Patent and Trademark Office conducted a trial on the remaining petitions. On June 11, 2018, the United States Patent and Trademark Office issued final written decisions on DISH Network L.L.C.’s petitions challenging the 090 patent and it invalidated all of the asserted claims. On July 25, 2018, the United States Patent and Trademark Office issued final written decisions on DISH Network L.L.C.’s petitions challenging the 437 patent and the 494 patent and it invalidated all of the asserted claims. Customedia appealed its losses before the United States Patent and Trademark Office. The Court of Appeals for the Federal Circuit heard oral argument on November 6, 2019 on the appeal involving the 437 patent, and summarily affirmed the patent’s invalidity on November 8, 2019. On January 7, 2020, Customedia petitioned the Court of Appeals for rehearing or rehearing en banc, raising issues about the constitutionality of the appointment of the administrative patent judges that heard the petition before the Patent and Trademark Office, but the Court of Appeals denied rehearing on March 5, 2020. On July 31, 2020, Customedia filed a petition with the United States Supreme Court asking it to hear a further appeal, but its petition was denied on October 13, 2020.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On July 3, 2018, Sling TV L.L.C., Sling Media L.L.C., DISH Network L.L.C., and DISH Technologies L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of each of the asserted patents. On January 31, 2019, the United States Patent and Trademark Office agreed to institute proceedings on our petitions challenging all asserted claims of each of the asserted patents, and it held trial on the petitions on December 5, 2019. On January 17, 2020, the United States Patent and Trademark Office terminated the petitions as time-barred, but issued a final written decision invalidating the 535 patent to third parties that had timely joined in our petition (and, on January 10, 2020, issued a final written decision invalidating the 535 patent in connection with a third party’s independent petition). On March 16, 2020, Sling TV L.L.C., Sling Media L.L.C., DISH Network L.L.C., and DISH Technologies L.L.C. filed a notice of appeal from the terminated petitions to the United States Court of Appeals for the Federal Circuit. On June 29, 2020, the United States Patent and Trademark Office filed a notice of intervention in the appeal. The appeal has been fully briefed since September 9, 2020. The Colorado Action in the district court has been stayed since February 26, 2019, pending resolution of the petitions. On August 7, 2020, the United States Patent and Trademark Office granted a request for ex parte reexamination of the validity of the 610 patent.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Among other things, the Amended Injunction provided DISH Network L.L.C. a thirty (30) day extension to meet the Demonstration Requirements, expanded the exclusion of certain independent third-party retailers from the Demonstration Requirements, and clarified that, with regard to independent third-party retailers, the Amended Injunction only applied to their telemarketing of DISH TV goods and services. On October 10, 2017, DISH Network L.L.C. filed a notice of appeal to the United States Court of Appeals for the Seventh Circuit, which heard oral argument on September 17, 2018. On March 26, 2020, the United States Court of Appeals for the Seventh Circuit issued an opinion largely affirming DISH Network L.L.C.’s liability, but vacating and remanding the damages award. On June 25, 2020, the United States Court of Appeals for the Seventh Circuit denied DISH Network L.L.C.’s petition for rehearing and/or rehearing en banc. Pursuant to the parties’ stipulation, on July 13, 2020, the Court entered a schedule for additional briefing on the remanded damages issue, which schedule has been extended at the parties’ requests to accommodate settlement discussions.

Our total accrual at September 30, 2020 and December 31, 2019 related to the FTC Action was $280 million, which was recorded in prior periods and is included in “Other accrued expenses” on our Condensed Consolidated Balance Sheets.  Any eventual payments made with respect to the FTC Action may not be deductible for tax purposes, which had a negative impact on our effective tax rate for the year ended December 31, 2017. The tax deductibility of any eventual payments made with respect to the FTC Action may change, based upon, among other things, further developments in the FTC Action, including final adjudication of the FTC Action.

We may also from time to time be subject to private civil litigation alleging telemarketing violations. For example, a portion of the alleged telemarketing violations by an independent third-party retailer at issue in the FTC Action are also the subject of a certified class action filed against DISH Network L.L.C. in the United States District Court for the Middle District of North Carolina (the “Krakauer Action”). Following a five-day trial, on January 19, 2017, a jury in that case found that the independent third-party retailer was acting as DISH Network L.L.C.’s agent when it made the 51,119 calls at issue in that case, and that class members are eligible to recover $400 in damages for each call made in violation of the TCPA. On May 22, 2017, the Court ruled that the violations were willful and knowing, and trebled the damages award to $1,200 for each call made in violation of TCPA. On April 5, 2018, the Court entered a $61 million judgment in favor of the class. DISH Network L.L.C. appealed and on May 30, 2019, the United States Court of Appeals for the Fourth Circuit affirmed. On October 15, 2019, DISH Network L.L.C. filed a petition for writ of certiorari, requesting that the United States Supreme Court agree to hear a further appeal but it denied the petition on December 16, 2019. On January 21, 2020, DISH Network L.L.C. filed a second notice of appeal relating to the district court’s orders on the claims administration process to identify, and disburse funds to, individual class members. On June 29, 2020, Krakauer filed a motion to dismiss the appeal for lack of jurisdiction. The district court currently is deciding how to handle the $10.76 million in disbursable judgment funds for which no corresponding class member was identified, but has indicated that it will not refund those monies to DISH Network L.L.C. During the third quarter 2019, the judgment was paid to the court.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Plumbers Local 519 alleges causes of action for breach of fiduciary duties of loyalty and good faith, gross mismanagement, abuse of control, corporate waste and unjust enrichment. Plumbers Local 519 is seeking an unspecified amount of damages.

On November 13, 2017, City of Sterling Heights Police and Fire Retirement System (“Sterling Heights”), a purported shareholder of the Company, filed a putative shareholder derivative action in the District Court for Clark County, Nevada. Sterling Heights makes substantially the same allegations as Plumbers Union 519, and alleges causes of action against the Director Defendants for breach of fiduciary duty, waste of corporate assets and unjust enrichment. Sterling Heights is seeking an unspecified amount of damages. Pursuant to a stipulation of the parties, on January 4, 2018, the District Court agreed to consolidate the Sterling Heights action with the Plumbers Local 519 action, and on January 12, 2018, the derivative plaintiffs filed an amended consolidated complaint that largely duplicates the original Plumbers Local 519 complaint. Our Board of Directors has established a Special Litigation Committee to review the factual allegations and legal claims in this action. On May 15, 2018, the District Court granted the Special Litigation Committee’s motion to stay the case pending its investigation. The Special Litigation Committee’s report was filed on November 27, 2018, and recommended that the Company not pursue the claims asserted by the derivative plaintiffs. On December 20, 2018, the Special Litigation Committee filed a motion seeking deferral to its determination that the claims should be dismissed. Following a two-day evidentiary hearing on July 6-7, 2020, on July 17, 2020, the District Court entered an order granting the Special Litigation Committee’s motion. On August 25, 2020, the derivative plaintiffs filed a notice of appeal to the Nevada Supreme Court.

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

12.Segment Reporting

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

The total assets, revenue and operating income by segment were as follows:

	As of
	September 30,	December 31,
	2020	2019

	(In thousands)
Total assets:
Pay-TV	$33,706,649	$31,531,612
Wireless	28,717,584	25,686,381
Eliminations	(26,323,796)	(23,987,058)
Total assets	$36,100,437	$33,230,935

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(In thousands)
Revenue:
Pay-TV	$3,190,664	$3,169,967	$9,595,131	$9,569,972
Wireless	1,341,512	64	1,343,893	187
Eliminations	(585)	(1,668)	(2,954)	(3,340)
Total revenue	$4,531,591	$3,168,363	$10,936,070	$9,566,819

Operating income (loss):
Pay-TV	$803,817	$491,696	$2,040,970	$1,406,179
Wireless (1)	7,431	(22,804)	(447,994)	(50,255)
Eliminations	—	—	—	—
Total operating income (loss)	$811,248	$468,892	$1,592,976	$1,355,924

(1)	The nine months ended September 30, 2020 were negatively impacted by “Impairment of long-lived assets” of $356 million, resulting from non-cash impairments of the T1 satellite and D1 satellites, as well as capitalized costs of equipment, labor and other assets and operating lease assets related to the narrowband IoT deployment that would not be utilized in our 5G Network Deployment. See Note 2 for further information.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Geographic Information. Revenue is attributed to geographic regions based upon the location where the goods and services are provided. All service revenue was derived from the United States. Substantially all of our long-lived assets reside in the United States.

The following table summarizes revenue by geographic region:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Revenue:	2020	2019	2020	2019

	(In thousands)
United States	$4,516,475	$3,156,853	$10,899,922	$9,533,647
Canada and Mexico	15,116	11,510	36,148	33,172
Total revenue	$4,531,591	$3,168,363	$10,936,070	$9,566,819

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Category:	2020	2019	2020	2019

	(In thousands)
Pay-TV video and related revenue	$3,139,575	$3,117,191	$9,455,429	$9,427,533
Wireless services and related revenue	1,082,570	—	1,082,570	—
Pay-TV equipment sales and other revenue	51,089	52,776	139,702	142,439
Wireless equipment sales and other revenue	258,942	64	261,323	187
Eliminations equipment sales and other revenue	(585)	(1,668)	(2,954)	(3,340)
Total	$4,531,591	$3,168,363	$10,936,070	$9,566,819

All revenues during the three and nine months ended September 30, 2020 and 2019 were primarily derived from our Pay-TV segment.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

13.Contract Balances

Our valuation and qualifying accounts as of September 30, 2020 were as follows:

Allowance for credit losses	Balance at Beginning of Period	Current Period Provision for Expected Credit Losses	Write-offs Charged Against Allowance	Balance at End of Period

	(In thousands)
For the nine months ended September 30, 2020	$19,280	$60,964	$(15,630)	$64,614

Deferred revenue related to contracts with our customers is recorded in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets. Changes in deferred revenue related to contracts with our customers were as follows:

Contract
Liabilities
(In thousands)
Balance as of December 31, 2019	$613,272
Recognition of unearned revenue	(6,457,508)
Deferral of revenue	6,627,478
Balance as of September 30, 2020	$783,242

We apply a practical expedient and do not disclose the value of the remaining performance obligations for contracts that are less than one year in duration, which represent a substantial majority of our revenue. As such, the amount of revenue related to unsatisfied performance obligations is not necessarily indicative of our future revenue.

14.Related Party Transactions

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

“Trade accounts receivable”

As of September 30, 2020 and December 31, 2019, trade accounts receivable from EchoStar was $4 million and $1 million, respectively. These amounts are recorded in “Trade accounts receivable” on our Condensed Consolidated Balance Sheets.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

“Trade accounts payable”

As of September 30, 2020 and December 31, 2019, trade accounts payable to EchoStar was $10 million. These amounts are recorded in “Trade accounts payable” on our Condensed Consolidated Balance Sheets.

“Equipment sales and other revenue”

During both of the three months ended September 30, 2020 and 2019, we received $2 million for services provided to EchoStar. During the nine months ended September 30, 2020 and 2019, we received $6 million and $5 million, respectively, for services provided to EchoStar. These amounts are recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these revenues are discussed below.

Real Estate Lease Agreements. We have entered into lease agreements pursuant to which we lease certain real estate to EchoStar. The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic areas, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises. The term of each lease is set forth below:

●	El Paso Lease Agreement. During 2012, we began leasing certain space at 1285 Joe Battle Blvd., El Paso, Texas to EchoStar for an initial period ending on August 1, 2015, which also provides EchoStar with renewal options for four consecutive three-year terms. During the second quarter 2015, EchoStar exercised its first renewal option for a period ending on August 1, 2018 and in April 2018 EchoStar exercised its second renewal option for a period ending in August 2021.

●	90 Inverness Lease Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar leases certain space from us at 90 Inverness Circle East, Englewood, Colorado for a period ending in February 2022. EchoStar has the option to renew this lease for four three-year periods.

●	Cheyenne Lease Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar leases certain space from us at 530 EchoStar Drive, Cheyenne, Wyoming for a period ending in February 2019. In August 2018, EchoStar exercised its option to renew this lease for a one-year period ending in February 2020. EchoStar has the option to renew this lease for 12 one-year periods. In connection with the Master Transaction Agreement, we and EchoStar amended this lease to provide EchoStar with certain space for a period ending in September 2021, with the option for EchoStar to renew for a one-year period upon 180 days’ written notice prior to the end of the term.

●	Gilbert Lease Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar leased certain space from us at 801 N. DISH Dr., Gilbert, Arizona for a period ending in March 2019. EchoStar exercised its option to renew this lease for a one-year period ending in February 2020. This lease was terminated effective September 10, 2019.

●	American Fork Occupancy License Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, we acquired the lease for certain space at 796 East Utah Valley Drive, American Fork, Utah, and we sublease certain space at this location to EchoStar for a period ending in August 2017. In June 2017, EchoStar exercised its five-year renewal option for a period ending in August 2022. This lease was terminated effective March 2019.

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

“Cost of services”

During the three months ended September 30, 2020 and 2019, we incurred $5 million and $31 million, respectively, of costs for services provided to us by EchoStar. During the nine months ended September 30, 2020 and 2019, we incurred $15 million and $191 million, respectively, of costs for services provided to us by EchoStar. EchoStar was the supplier of the vast majority of our transponder capacity. On May 19, 2019, we entered into a Master Transaction Agreement pursuant to which, on September 10, 2019, certain of these satellites were transferred to us (see below). See above for further information on the Master Transaction Agreement. These amounts are recorded in “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

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

“Cost of sales – equipment and other”

During the three months ended September 30, 2020 and 2019, we incurred $1 million and $4 million, respectively, for satellite hosting, operations and maintenance services as well as transmission of certain data.  During the nine months ended September 30, 2020 and 2019, we incurred $3 million and $4 million, respectively, for satellite hosting, operations and maintenance services as well as transmission of certain data.  These amounts are recorded in “Cost of sales – equipment and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

“Selling, general and administrative expenses”

During the three months ended September 30, 2020 and 2019, we incurred $3 million and $6 million, respectively, for selling, general and administrative expenses for services provided to us by EchoStar. During the nine months ended September 30, 2020 and 2019, we incurred $10 million and $17 million, respectively, for selling, general and administrative expenses for services provided to us by EchoStar. These amounts are recorded in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Hughes Broadband Master Services Agreement.  In March 2017, DISH Network L.L.C. (“DNLLC”) and HNS entered into the MSA pursuant to which DNLLC, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders for the Hughes broadband satellite service and related equipment; and (ii) installs Hughes service equipment with respect to activations generated by DNLLC.  Under the MSA, HNS will make certain payments to DNLLC for each Hughes service activation generated, and installation performed, by DNLLC.  Payments from HNS for services provided are recorded in “Service revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). For each of the three months ended September 30, 2020 and 2019, these payments were $4 million. For the nine months ended September 30, 2020 and 2019, these payments were $13 million and $15 million, respectively. The MSA has an initial term of five years with automatic renewal for successive one-year terms.  After the first anniversary of the MSA, either party has the ability to terminate the MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party.  Upon expiration or termination of the MSA, HNS will continue to provide the Hughes service to subscribers and make certain payments to DNLLC pursuant to the terms and conditions of the MSA. For the three months ended September 30, 2020 and 2019, we purchased broadband equipment from HNS of $4 million and $2 million, respectively, under the MSA. For the nine months ended September 30, 2020 and 2019, we purchased broadband equipment from HNS of $11 million and $10 million, under the MSA, respectively.

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

Related Party Transactions with NagraStar L.L.C.

As a result of the completion of the Share Exchange on February 28, 2017, we own a 50% interest in NagraStar, a joint venture that is our primary provider of encryption and related security systems intended to assure that only authorized customers have access to our programming. Certain payments related to NagraStar are recorded in “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). In addition, certain other payments are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Condensed Consolidated Balance Sheets or expensed as “Selling, general and administrative expenses” or “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed. We record all payables in “Trade accounts payable” or “Other accrued expenses” on our Condensed Consolidated Balance Sheets. Our investment in NagraStar is accounted for using the equity method.

The table below summarizes our transactions with NagraStar:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$14,073	$14,434	$41,424	$43,148

	As of
	September 30,	December 31,
	2020	2019

	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$8,745	$9,630
Commitments to NagraStar	$4,260	$4,893

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

The table below summarizes our transactions with Dish Mexico:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(In thousands)
Sales:
Satellite capacity	$5,462	$1,275	$16,387	$1,275
Uplink services	1,207	1,406	3,876	4,222
Total	$6,669	$2,681	$20,263	$5,497

	As of
	September 30,	December 31,
	2020	2019

	(In thousands)
Amounts Receivable:
Satellite capacity receivable	$13,686	$5,866
Uplink amounts receivable from Dish Mexico	2,603	1,191
	$16,289	$7,057

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q. This management’s discussion and analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed under the caption “Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and June 30, 2020, and in our Annual Report on Form 10-K for the year ended December 31, 2019. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation to update any forward-looking statements.

Overview

We currently operate two primary business segments, Pay-TV and Wireless. Our Wireless segment consists of two business units, the Retail Wireless business unit and the 5G Network Deployment business unit.

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

Our Wireless business strategy is to commercialize our wireless spectrum licenses and related assets to deploy a 5G broadband network (“5G Network Deployment”) and offer a 5G broadband service. We are obligated by the FCC to offer 5G broadband service to certain population coverage targets and minimum core network, tower and spectrum use targets. We have issued requests for information and proposals (“RFI/Ps”) to various vendors in the wireless industry and are in the process of selecting certain vendors as we move forward with our 5G Network Deployment. In addition, we offer prepaid and postpaid retail wireless services to subscribers under our Boost Mobile and Ting Mobile brands, as well as a competitive portfolio of wireless devices. We offer customers value by providing choice and flexibility in our wireless service. We offer competitive consumer plans with no annual service contracts.

Financial Highlights

2020 Third Quarter Consolidated Results of Operations and Key Operating Metrics

●	Revenue of $4.532 billion
●	Net income attributable to DISH Network of $505 million and basic and diluted earnings per share of common stock of $0.96 and $0.86, respectively
●	Addition of approximately 116,000 net Pay-TV subscribers
●	Loss of approximately 87,000 net DISH TV subscribers
●	Addition of approximately 203,000 net SLING TV subscribers
●	Pay-TV ARPU of $91.79
●	Gross new DISH TV subscriber activations of approximately 292,000
●	DISH TV churn rate of 1.41%
●	DISH TV SAC of $864
●	Obtained over 9 million wireless subscribers through business combinations
●	Gross new wireless subscriber activations of approximately 1.104 million
●	Loss of approximately 212,000 net wireless subscribers
●	Wireless ARPU of $38.17

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

●	Wireless churn rate of 4.64%

Consolidated Financial Condition as of September 30, 2020

●	Cash, cash equivalents and current marketable investment securities of $2.795 billion
●	Total assets of $36.100 billion
●	Total long-term debt and finance lease obligations of $14.082 billion

Recent Developments

COVID-19 Update

A novel strain of coronavirus which causes the disease COVID-19 has resulted in a worldwide health pandemic.  To date, COVID-19 has surfaced in nearly all regions around the world and resulted in global travel restrictions and business slowdowns or shutdowns.  The COVID-19 pandemic has also created unanticipated circumstances and uncertainty, disruption, and significant volatility in the economic environment generally, which have and may continue to adversely affect our business operations and may materially and adversely affect our business, financial condition and results of operations.  As the COVID-19 pandemic continues, many of our customers are impacted by recommendations and/or mandates from federal, state, and local authorities to practice social distancing, to refrain from gathering in groups and, in some areas, to refrain from non-essential movements outside of their homes. Governmental authorities are taking various actions in an effort to slow the spread of COVID-19. COVID-19 has impacted our business, in particular the following areas:

●	In response to the outbreak and business disruption, first and foremost, we have prioritized the health and safety of our employees. We have implemented increased health and safety practices including, increased use of personal protective equipment for employees to protect them and our subscribers, and temperature checks at certain locations.

●	With respect to our wireless business, in March we provided access to certain of our wireless spectrum licenses to AT&T and T-Mobile for no cost for a 60-day period and NorthStar Wireless and SNR Wireless also provided access to certain of their wireless spectrum licenses at no cost to Verizon for a 60-day period. We extended access to certain wireless licenses for T-Mobile, this agreement expired on June 30, 2020. We are continuing our focus on our wireless initiatives, including our 5G Network Deployment.

●	Our commercial business is impacted as many bars, restaurants, and other commercial establishments have been and continue to be recommended and/or mandated to suspend all non-essential “in-person” business operations and/or operate at reduced capacity. In addition, airlines and hotels significantly reduced operations as a result of government actions and/or related lower consumer demand.

●	Beginning in the second half of March 2020, COVID-19 and the related governmental recommendations and/or mandates created reduced in person selling opportunities, and a reduction in customers’ willingness to open direct mail marketing and allow in-home technicians into their homes. As a result, we reduced our marketing expenditures and our gross new DISH TV subscribers began to decrease.

●	Our retail wireless business was impacted as governmental recommendations and/or mandates caused temporary retail store closures and reduced in person selling opportunities.

●	Our OnTech Smart Services and DISH Smart Home Services brands were impacted as in-home installation and support has been impacted by government actions and/or related lower consumer demand for these services.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

●	Widespread unemployment may impact our subscribers’ ability to pay for the services they receive and, as a result, we have increased our allowance for credit losses as a component of “Trade accounts receivable, net” as of September 30, 2020 on our Condensed Consolidated Balance Sheets. We continue to monitor the health of our business, including the potential impact of widespread unemployment on our subscribers’ ability to pay for the services they receive.

●	Our supply chain has been impacted by COVID-19, and there have been and could be additional significant and unanticipated interruptions and/or delays in the supply of materials and/or equipment across our supply chain, due to, among other things, surges in COVID-19. Furthermore, we may not be able to diversify sources of supply in a timely manner to mitigate these interruptions and/or delays. These interruptions and/or delays in our supply chain could have a material adverse effect on our business, including our Pay-TV and Retail Wireless operations, our ability to meet our build-out requirement deadlines for our wireless spectrum licenses and our 5G Network Deployment generally.

●	Due to the current economic climate, combined with changing needs of our customers and how we can best serve them, during the second quarter of 2020, we made the decision to reevaluate our organization. This included a focused set of staffing reductions to align our workforce to best serve our customers.

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

Acquisitions

We accounted for the Boost Mobile Acquisition and Ting Mobile Acquisition (as defined below) as business combinations. The identifiable assets acquired and liabilities assumed were recorded at their preliminary fair values as of the acquisition date and are consolidated into our financial statements. Our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) includes the results of the Boost Mobile Acquisition from July 1, 2020 and the Ting Mobile Acquisition from August 1, 2020. See Note 5 in the Notes to our Condensed Consolidated Financial Statements for further information.

Sprint Asset Acquisition

Asset Purchase Agreement. On July 26, 2019, we entered into an Asset Purchase Agreement (the “APA”) with T-Mobile US, Inc. (“TMUS”) and Sprint Corporation (“Sprint” and together with TMUS, the “Sellers” and given the consummation of the Sprint-TMUS merger, sometimes referred to as “NTM”) to acquire from NTM certain assets and liabilities associated with Sprint’s Boost Mobile and Sprint-branded prepaid mobile services businesses (the “Prepaid Business”) for an aggregate purchase price of $1.4 billion as adjusted for specific categories of net working capital on the Closing Date (the “Boost Mobile Acquisition”). Effective July 1, 2020 (the “Closing Date”), upon the terms and subject to the conditions set forth in the APA and in accordance with the Final Judgment (as defined below), we and NTM completed the Boost Mobile Acquisition.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

In connection with the Boost Mobile Acquisition and the consummation of the Sprint-TMUS merger, we, TMUS, Sprint, Deutsche Telekom AG (“DT”) and SoftBank Group Corporation (“SoftBank”) came to an agreement with the United States Department of Justice (the “DOJ”) on key terms and approval of the Transaction Agreements (as defined below) and our wireless service business and spectrum. On July 26, 2019, we, TMUS, Sprint, DT and SoftBank (collectively, the “Defendants”) entered into a Stipulation and Order (the “Stipulation and Order”) with the DOJ binding the Defendants to a Proposed Final Judgment (the “Proposed Final Judgment”) which memorialized the agreement between the DOJ and the Defendants. The Stipulation and Order and the Proposed Final Judgment were filed in the United States District Court for the District of Columbia (the “District Court”) on July 26, 2019 and on April 1, 2020, the Proposed Final Judgment was entered with the District Court (the Proposed Final Judgment as so entered with the District Court, the “Final Judgment”) and the Sellers consummated the Sprint-TMUS merger.

Ting Mobile Acquisition

On August 1, 2020, we entered into an asset purchase agreement with Tucows Inc. (“Tucows”) pursuant to which we purchased the assets of Ting Mobile, including over 200,000 Ting Mobile subscribers (the “Ting Mobile Acquisition”). In addition, we entered into a services agreement pursuant to which Tucows will act as a mobile virtual network enabler for certain of our retail wireless subscribers. The consideration for the Ting Mobile Acquisition is an earn out provision and the fair value of the earn out provision has been assigned to a customer relationship intangible that is recorded in “Intangible assets” on our Condensed Consolidated Balance Sheets. See Note 5 in the Notes to our Condensed Consolidated Financial Statements for further information.

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Service revenue. “Service revenue” consists principally of Pay-TV subscriber revenue and fixed monthly recurring charges for wireless voice, text, and data services and other fees earned from our retail wireless business unit. Certain of the amounts included in “Service revenue” are not recurring on a monthly basis.

Equipment sales and other revenue. “Equipment sales and other revenue” principally includes the sale of wireless devices and the non-subsidized sales of Pay-TV equipment.

Cost of services. “Cost of services” principally include Pay-TV programming expenses and other operating costs related to our Pay-TV segment, costs of wireless services (including costs incurred under the MNSA), as well as costs associated with our SLING TV services.

Cost of sales - equipment and other. “Cost of sales – equipment and other” principally includes the cost of wireless devices and other related items as well as costs related to the non-subsidized sales of Pay-TV equipment. Costs are generally recognized as products are delivered to customers and the related revenue is recognized.

Selling, general and administrative expenses. “Selling, general and administrative expenses” consists primarily of direct sales costs, advertising, third-party commissions related to the acquisition of subscribers, costs related to the installation of our Pay-TV subscribers, the cost of subsidized sales of Pay-TV equipment and employee-related costs associated with administrative services such as legal, information systems, and accounting and finance.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Other, net. The main components of “Other, net” are gains and losses realized on the sale and/or conversion of marketable and non-marketable investment securities and derivative instruments, impairment of marketable and non-marketable investment securities, unrealized gains and losses from changes in fair value of certain marketable investment securities and derivative instruments, and equity in earnings and losses of our affiliates.

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

Operating income before depreciation and amortization (“OIBDA”).  OIBDA is defined as “Operating income (loss)” plus “Depreciation and amortization.”  This “non-GAAP measure” is reconciled to “Operating income (loss)” in our discussion of “Results of Operations” below.

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

SLING TV subscribers. We include customers obtained through direct sales and third-party marketing agreements in our SLING TV subscriber count. SLING TV subscribers are recorded net of disconnects. SLING TV customers receiving service for no charge, under certain new subscriber promotions, are excluded from our SLING TV subscriber count. For customers who subscribe to multiple SLING TV packages, each customer is only counted as one SLING TV subscriber.

Pay-TV subscribers. Our Pay-TV subscriber count includes all DISH TV and SLING TV subscribers discussed above. For customers who subscribe to both our DISH TV services and our SLING TV services, each subscription is counted as a separate Pay-TV subscriber.

Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”). We are not aware of any uniform standards for calculating ARPU and believe presentations of ARPU may not be calculated consistently by other companies in the same or similar businesses. We calculate Pay-TV average monthly revenue per Pay-TV subscriber, or Pay-TV ARPU, by dividing average monthly Pay-TV “Service revenue,” excluding revenue from broadband services, for the period by our average number of Pay-TV subscribers for the period. The average number of Pay-TV subscribers is calculated for the period by adding the average number of Pay-TV subscribers for each month and dividing by the number of months in the period. The average number of Pay-TV subscribers for each month is calculated by adding the beginning and ending Pay-TV subscribers for the month and dividing by two. SLING TV subscribers on average purchase lower priced programming services than DISH TV subscribers, and therefore, as SLING TV subscribers increase, it has had a negative impact on Pay-TV ARPU.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

DISH TV SAC. Subscriber acquisition cost measures are commonly used by those evaluating traditional companies in the pay-TV industry.  We are not aware of any uniform standards for calculating the “average subscriber acquisition costs per new DISH TV subscriber activation,” or DISH TV SAC, and we believe presentations of pay-TV SAC may not be calculated consistently by different companies in the same or similar businesses.  Our DISH TV SAC is calculated using all of costs of acquiring DISH TV subscribers (e.g., subsidized equipment, advertising, installation, commissions and direct sales, etc.) which are included in “Selling, general and administrative expenses,” plus capitalized payments made under certain sales incentive programs and the value of equipment capitalized under our lease program for new DISH TV subscribers, divided by gross new DISH TV subscriber activations. We include all new DISH TV subscribers in our calculation, including DISH TV subscribers added with little or no subscriber acquisition costs. Although we no longer have a separate line item for subscriber acquisition costs on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), our methodology for calculating DISH TV SAC is unchanged from prior periods.

Wireless subscribers. We include prepaid and postpaid customers obtained through direct sales, independent third-party retailers and other independent third-party distribution relationships in our wireless subscriber count.

Wireless average monthly revenue per subscriber (“Wireless ARPU”). We calculate average monthly revenue per wireless subscriber, or Wireless ARPU, by dividing average monthly retail wireless “Service revenue” for the period by our average number of wireless subscribers for the period. The average number of wireless subscribers is calculated for the period by adding the average number of wireless subscribers for each month and dividing by the number of months in the period. The average number of wireless subscribers for each month is calculated by adding the beginning and ending wireless subscribers for the month and dividing by two.

Wireless average monthly subscriber churn rate (“Wireless churn rate”). We calculate our “Wireless churn rate” for any period by dividing the number of wireless subscribers who terminated service during the period by the average number of wireless subscribers for the same period, and further dividing by the number of months in the period. The average number of wireless subscribers is calculated for the period by adding the average number of wireless subscribers for each month and dividing by the number of months in the period. The average number of wireless subscribers for each month is calculated by adding the beginning and ending wireless subscribers for the month and dividing by two.

Free cash flow. We define free cash flow as “Net cash flows from operating activities” less “Purchases of property and equipment” and “Capitalized interest related to FCC authorizations,” as shown on our Condensed Consolidated Statements of Cash Flows.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Segments

Business Segments

We currently operate two primary business segments: (1) our Pay-TV segment; and (2) our Wireless segment. Our Wireless segment consists of two business units, the Retail Wireless business unit and 5G Network Deployment business unit. Revenue and operating income by segment are shown in the table below:

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019.

	For the Three Months Ended
	September 30,		Variance
	2020	2019	Amount	%

	(In thousands)
Revenue:
Pay-TV	$3,190,664	$3,169,967	$20,697	0.7
Wireless	1,341,512	64	1,341,448	*
Eliminations	(585)	(1,668)	1,083	64.9
Total revenue	$4,531,591	$3,168,363	$1,363,228	43.0

Operating income (loss):
Pay-TV	$803,817	$491,696	$312,121	63.5
Wireless	7,431	(22,804)	30,235	*
Eliminations	—	—	—	*
Total operating income (loss)	$811,248	$468,892	$342,356	73.0

Total revenue. Our consolidated revenue totaled $4.532 billion for the three months ended September 30, 2020, an increase of $1.363 billion or 43.0% compared to the same period in 2019. The increase primarily resulted from the completion of the Boost Mobile Acquisition.

Total operating income (loss). Our consolidated operating income totaled $811 million for the three months ended September 30, 2020, an increase of $342 million or 73.0% compared to the same period in 2019. The change primarily resulted from an increase in operating income from our Pay-TV segment.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019.

	For the Nine Months Ended
	September 30,		Variance
	2020	2019	Amount	%

	(In thousands)
Revenue:
Pay-TV	$9,595,131	$9,569,972	$25,159	0.3
Wireless	1,343,893	187	1,343,706	*
Eliminations	(2,954)	(3,340)	386	11.6
Total revenue	$10,936,070	$9,566,819	$1,369,251	14.3

Operating income (loss):
Pay-TV	$2,040,970	$1,406,179	$634,791	45.1
Wireless	(447,994)	(50,255)	(397,739)	*
Eliminations	—	—	—	*
Total operating income (loss)	$1,592,976	$1,355,924	$237,052	17.5

Total revenue. Our consolidated revenue totaled $10.936 billion for the nine months ended September 30, 2020, an increase of $1.369 billion or 14.3% compared to the same period in 2019. The increase primarily resulted from the completion of the Boost Mobile Acquisition.

Total operating income (loss). Our consolidated operating income totaled $1.593 billion for the nine months ended September 30, 2020, an increase of $237 million or 17.5% compared to the same period in 2019. The change primarily resulted from an increase in the operating income from our Pay-TV segment, partially offset by an increase in operating losses associated with our Wireless segment, principally related to an “Impairment of long-lived assets” of $356 million in the first quarter of 2020.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV Segment

We are the nation’s fourth largest pay-TV provider and offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear streaming over-the-top (“OTT”), Internet-based domestic, international and Latino video programming services (“SLING TV”). As of September 30, 2020, we had 11.423 million Pay-TV subscribers in the United States, including 8.965 million DISH TV subscribers and 2.458 million SLING TV subscribers.

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

Our domestic SLING TV services have a single-stream service branded SLING Orange and a multi-stream service branded SLING Blue, which includes, among other things, the ability to stream on up to three devices simultaneously. We face competition from providers of video content distributed over the Internet including services with live-linear television programming, as well as single programmer offerings and offerings of large libraries of on-demand content, including in certain cases original content. These providers include, among others, Netflix, Hulu, Apple, Amazon, Alphabet, Disney, AT&T, ViacomCBS, STARZ, Peakcock, Fubo and Philo.  Many of these companies have larger customer bases, stronger brand recognition and greater financial, marketing and other resources than we do. In addition, traditional providers of video entertainment, including broadcasters, cable channels and MVPDs, are increasing their Internet-based video offerings. Some of these services charge nominal or no fees for access to their content, which could adversely affect demand for our Pay-TV services. Moreover, new technologies have been, and will likely continue to be, developed that further increase the number of competitors we face with respect to video services, including competition from piracy-based video offerings.

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

Our Pay-TV services also face increased competition from programmers and other companies who distribute video directly to consumers over the Internet. Our SLING TV services face increased competition from content providers and other companies, as well as traditional satellite television providers, cable companies and large telecommunications companies that are increasing their Internet-based video offerings. We also face competition from providers of video content distributed over the Internet including services with live-linear television programming, as well as single programmer offerings and offerings of large libraries of on-demand content, including in certain cases original content. These providers include, among others, Netflix, Hulu, Apple, Amazon, Alphabet, Disney, Verizon, AT&T, ViacomCBS, STARZ, Peakcock, Fubo and Philo.  Furthermore, our DISH TV services face increased competition as programming offered over the Internet has become more prevalent and consumers are spending an increasing amount of time accessing video content via the Internet on their mobile devices.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

We implement new marketing promotions from time to time that are intended to increase our Pay-TV subscriber activations. For our DISH TV services, we have launched various marketing promotions offering certain DISH TV programming packages without a price increase for a commitment period. We also launched our Flex Pack skinny bundle with a core package of programming consisting of more than 50 channels and the choice of one of ten themed add-on channel packs, which include, among others, local broadcast networks and kids and general entertainment programming. Subscribers can also add or remove additional channel packs to best suit their entertainment needs. In addition, certain streaming apps, including, among others, Netflix, Amazon Prime Video and YouTube, have been integrated into select Hopper receiver systems. While we plan to implement new marketing efforts for our DISH TV services, there can be no assurance that we will ultimately be successful in increasing our gross new DISH TV subscriber activations.

Additionally, in response to our efforts, we may face increased competitive pressures, including aggressive marketing and retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers.

For our SLING TV services, we offer a personalized TV experience with a customized channel line-up and two of the lowest priced multichannel live-linear online streaming services in the industry, our SLING Orange service and our SLING Blue service. While we plan to implement new marketing efforts for our SLING TV services, there can be no assurance that we will ultimately be successful in increasing our net SLING TV subscriber activations.

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

Programming

Our ability to compete successfully will depend, among other things, on our ability to continue to obtain desirable programming and deliver it to our subscribers at competitive prices. Programming costs represent a large percentage of our “Cost of services” and the largest component of our total expense. We expect these costs to continue to increase due to contractual price increases and the renewal of long-term programming contracts on less favorable pricing terms and certain programming costs are rising at a much faster rate than wages or inflation. In particular, the rates we are charged for retransmitting local broadcast channels have been increasing substantially and may exceed our ability to increase our prices to our customers. Going forward, our margins may face pressure if we are unable to renew our long-term programming contracts on acceptable pricing and other economic terms or if we are unable to pass these increased programming costs on to our customers.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Furthermore, our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate may be negatively impacted if we are unable to renew our long-term programming carriage contracts before they expire. In the past, our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers. For example, in June 2018 and November 2018, Univision Communications Inc. (“Univision”) removed certain of its channels from our DISH TV and SLING TV programming lineup. On March 26, 2019, we and Univision signed a new programming carriage contract which restored certain of these Univision channels to our DISH TV programming lineup. In October 2018, AT&T removed its HBO and Cinemax channels from our DISH TV and SLING TV programming lineup, as we and AT&T have been unable to negotiate the terms and conditions of a new programming carriage contract. AT&T offers its programming, including its HBO and Cinemax channels, directly to consumers over the Internet and provides HBO for free to its subscribers under certain offers. In July 2019, Fox Regional Sports Networks (“RSNs”) also removed certain of its channels from our DISH TV and SLING TV programming lineup. In August 2019, Sinclair Broadcast Group acquired the Fox RSNs. We experienced a higher DISH TV churn rate, higher net Pay-TV subscriber losses and lower gross new DISH TV subscriber activations during 2018 and 2019, when Univision, AT&T and Sinclair RSNs removed certain of their channels from our DISH TV and SLING TV programming lineup. There can be no assurance that channel removals, such as the removal of the channels discussed above or others, will not have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – PAY-TV Segment

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019.

	For the Three Months Ended September 30,		Variance
Statements of Operations Data	2020	2019	Amount	%

	(In thousands)
Revenue:
Service revenue	$3,139,575	$3,117,191	$22,384	0.7
Equipment sales and other revenue	51,089	52,776	(1,687)	(3.2)
Total revenue	3,190,664	3,169,967	20,697	0.7

Costs and expenses:
Cost of services	1,822,440	2,044,339	(221,899)	(10.9)
% of Service revenue	58.0%	65.6%
Cost of sales - equipment and other	31,044	43,517	(12,473)	(28.7)
Selling, general and administrative expenses	381,116	440,431	(59,315)	(13.5)
% of Total revenue	11.9%	13.9%
Depreciation and amortization	152,247	149,984	2,263	1.5
Total costs and expenses	2,386,847	2,678,271	(291,424)	(10.9)

Operating income (loss)	$803,817	$491,696	$312,121	63.5

Other data:
Pay-TV subscribers, as of period end (in millions) **	11.423	12.180	(0.757)	(6.2)
DISH TV subscribers, as of period end (in millions) **	8.965	9.494	(0.529)	(5.6)
SLING TV subscribers, as of period end (in millions)	2.458	2.686	(0.228)	(8.5)
Pay-TV subscriber additions (losses), net (in millions)	0.116	0.148	(0.032)	(21.6)
DISH TV subscriber additions (losses), net (in millions)	(0.087)	(0.066)	(0.021)	(31.8)
SLING TV subscriber additions (losses), net (in millions)	0.203	0.214	(0.011)	(5.1)
Pay-TV ARPU	$91.79	$85.29	$6.50	7.6
DISH TV subscriber additions, gross (in millions)	0.292	0.416	(0.124)	(29.8)
DISH TV churn rate	1.41%	1.69%	(0.28)%	(16.6)
DISH TV SAC	$864	$827	$37	4.5
Purchases of property and equipment	90,948	116,227	(25,279)	(21.7)
OIBDA	$956,064	$641,680	$314,384	49.0

* Percentage is not meaningful.

**During the first quarter 2020, we removed approximately 250,000 subscribers representing commercial accounts impacted by COVID-19 from our ending Pay-TV subscriber count.  During the second and third quarters 2020, 45,000 and 35,000, respectively, of these subscribers came off pause or had temporary rate relief end and are included in our ending Pay-TV subscriber count as of September 30, 2020. See “Results of Operations – Pay-TV subscribers” for further information.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay TV subscribers

DISH TV subscribers. We lost approximately 87,000 net DISH TV subscribers during the three months ended September 30, 2020 compared to the loss of approximately 66,000 net DISH TV subscribers during the same period in 2019. This increase in net DISH TV subscriber losses primarily resulted from lower gross new DISH TV subscriber activations, partially offset by a lower DISH TV churn rate.

SLING TV subscribers. We added approximately 203,000 net SLING TV subscribers during the three months ended September 30, 2020 compared to the addition of approximately 214,000 net SLING TV subscribers during the same period in 2019. This decrease in net SLING TV subscriber additions was primarily related to lower SLING TV subscriber activations, increased competition, including competition from other subscription video on-demand and live-linear OTT service providers, and delays and cancellations of sporting events as a result of COVID-19.

DISH TV subscribers, gross. During the three months ended September 30, 2020, we activated approximately 292,000 gross new DISH TV subscribers compared to approximately 416,000 gross new DISH TV subscribers during the same period in 2019, a decrease of 29.8%. This decrease in our gross new DISH TV subscriber activations was primarily related to the impact of COVID-19. Beginning in the second half of March 2020, COVID-19 and the related governmental recommendations and/or mandates created reduced in person selling opportunities, and a reduction in customers’ willingness to open direct mail marketing and allow in-home technicians into their homes as well as delays and cancellations of sporting events.  As a result, beginning in the first quarter 2020, we reduced our marketing expenditures and our gross new DISH TV subscribers began to decrease. We continue to assess the impact of COVID-19 and cannot predict with certainty the impact to our gross new DISH TV subscribers as a result of, among other things, higher unemployment and lower discretionary spending and reduced ability to perform our in-home service operations due to the impact of social distancing. In addition, our gross new DISH TV subscriber activations continue to be negatively impacted by stricter customer acquisition policies for our DISH TV subscribers, including an emphasis on acquiring higher quality subscribers, and by increased competitive pressures, including aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, and channel removals.

DISH TV churn rate. Our DISH TV churn rate for the three months ended September 30, 2020 was 1.41% compared to 1.69% for the same period in 2019. This decrease primarily resulted from the impact of COVID-19, including, among other things, the recommendations and/or mandates from federal, state, and local authorities that customers refrain from non-essential movements outside of their homes and the resulting increased consumption of our Pay-TV services. In addition, COVID-19 had an impact on competitive pressures due to, among other things, a reduction in customers’ willingness to allow competitors’ technicians into their homes. We continue to assess the impact of COVID-19 and cannot predict with certainty the impact to our DISH TV churn rate as a result of, among other things, higher unemployment and lower discretionary spending and reduced ability to perform our in-home service operations due to the impact of social distancing. In addition, this decrease also resulted from our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Beginning in March 2020, several federal, state, and local government agencies implemented recommendations, guidelines, and orders regarding “social distancing” in an attempt to slow or stop the spread of COVID-19. As a result of these actions, many bars, restaurants, and other commercial establishments have been and continue to be recommended and/or ordered to suspend all non-essential “in-person” business operations and/or operate at reduced capacity. In addition, airlines and hotels significantly reduced operations as a result of government actions and/or related lower consumer demand. In an effort to avoid charging commercial customers for services in their establishments which are no longer open to the public, we have paused service or provided temporary rate relief for certain of those commercial accounts. For certain commercial accounts, each subscription is counted as one Pay-TV subscriber. For other commercial accounts, as discussed above, we divide our total revenue for these commercial accounts by $34.99, and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our Pay-TV subscriber count. During the first quarter 2020, we removed 250,000 subscribers from our ending Pay-TV subscriber count for commercial accounts we placed on pause, or received reduced revenue, or we anticipate the account to disconnect due to COVID-19. During the second and third quarters 2020, 45,000 and 35,000, respectively, of these subscribers came off pause or had temporary rate relief end and 17,000 and 5,000, respectively, of these subscribers disconnected.

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

Service revenue. “Service revenue” totaled $3.140 billion for the three months ended September 30, 2020, an increase of $22 million or 0.7% compared to the same period in 2019. The increase in “Service revenue” compared to the same period in 2019 was primarily related to an increase in Pay-TV ARPU, discussed below, partially offset by lower average Pay-TV subscriber base.

Pay-TV ARPU. Pay-TV ARPU was $91.79 during the three months ended September 30, 2020 versus $85.29 during the same period in 2019. The $6.50 or 7.6% increase in Pay-TV ARPU was primarily attributable to the DISH TV programming package price increases in the first quarter 2020 and 2019, the SLING TV programming package price increases in the first quarter 2020 and fourth quarter 2019, and an increase in revenue related to advertising sales. In addition, Pay-TV ARPU for the three months ended September 30, 2020 was positively impacted by fewer commercial accounts compared to the same period in 2019. Commercial accounts have lower Pay-TV ARPU than residential subscribers, and therefore, the decrease in commercial accounts had a positive impact on Pay-TV ARPU.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Cost of services. “Cost of services” totaled $1.822 billion during the three months ended September 30, 2020, a decrease of $222 million or 10.9% compared to the same period in 2019. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base, a decrease in variable and retention costs per subscriber, lower programming costs per subscriber and the reduction of expense associated with the transfer of certain assets to us pursuant to the Master Transaction Agreement. Variable and retention costs per subscriber decreased due to, among other things, increased operational efficiencies, including a focused set of staffing reductions, and fewer customer upgrades. Programming costs per subscriber decreased during the three months ended September 30, 2020 due to, among others, Sinclair RSN’s removal of certain of their channels from our programming lineup in July 2019 and multiple one-time programming adjustments. These decreases were partially offset by increases in programming costs per subscriber related to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. “Cost of services” represented 58.0% and 65.6% of “Service revenue” during the three months ended September 30, 2020 and 2019, respectively. See Note 14 in the Notes to our Condensed Consolidated Financial Statements for further information on the Master Transaction Agreement.

In the normal course of business, we enter into contracts to purchase programming content in which our payment obligations are generally contingent on the number of Pay-TV subscribers to whom we provide the respective content. Our “Cost of services” have and will continue to face further upward pressure from price increases and the renewal of long-term programming contracts on less favorable pricing terms. In addition, our programming expenses will increase to the extent we are successful in growing our Pay-TV subscriber base.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $381 million during the three months ended September 30, 2020, a $59 million or 13.5% decrease compared to the same period in 2019. This change was primarily driven by a decrease in subscriber acquisition costs resulting from fewer gross new DISH TV subscriber activations, and by cost cutting initiatives in the Pay-TV segment, including a focused set of staffing reductions.

DISH TV SAC.  DISH TV SAC was $864 during the three months ended September 30, 2020 compared to $827 during the same period in 2019, an increase of $37 or 4.5%.  This change was primarily attributable to an increase in advertising costs per subscriber.

During the three months ended September 30, 2020 and 2019, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $49 million and $66 million, respectively. This decrease in capital expenditures primarily resulted from a decrease in gross new DISH TV subscriber activations.

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

Our “DISH TV SAC” may materially increase in the future to the extent that we, among other things, transition to newer technologies, introduce more aggressive promotions, or provide greater equipment subsidies. See further information under “Liquidity and Capital Resources – Subscriber Acquisition and Retention Costs.”

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019.

	For the Nine Months Ended September 30,		Variance
Statements of Operations Data	2020	2019	Amount	%

	(In thousands)
Revenue:
Service revenue	$9,455,429	$9,427,533	$27,896	0.3
Equipment sales and other revenue	139,702	142,439	(2,737)	(1.9)
Total revenue	9,595,131	9,569,972	25,159	0.3

Costs and expenses:
Cost of services	5,838,595	6,354,775	(516,180)	(8.1)
% of Service revenue	61.7%	67.4%
Cost of sales - equipment and other	89,881	133,584	(43,703)	(32.7)
Selling, general and administrative expenses	1,160,791	1,223,037	(62,246)	(5.1)
% of Total revenue	12.1%	12.8%
Depreciation and amortization	464,894	452,397	12,497	2.8
Total costs and expenses	7,554,161	8,163,793	(609,632)	(7.5)

Operating income (loss)	$2,040,970	$1,406,179	$634,791	45.1

Other data:
Pay-TV subscribers, as of period end (in millions) **	11.423	12.180	(0.757)	(6.2)
DISH TV subscribers, as of period end (in millions) **	8.965	9.494	(0.529)	(5.6)
SLING TV subscribers, as of period end (in millions)	2.458	2.686	(0.228)	(8.5)
Pay-TV subscriber additions (losses), net (in millions)	(0.393)	(0.142)	(0.251)	*
DISH TV subscriber additions (losses), net (in millions)	(0.259)	(0.411)	0.152	37.0
SLING TV subscriber additions (losses), net (in millions)	(0.134)	0.269	(0.403)	*
Pay-TV ARPU	$90.88	$85.55	$5.33	6.2
DISH TV subscriber additions, gross (in millions)	0.859	1.007	(0.148)	(14.7)
DISH TV churn rate	1.36%	1.64%	(0.28)%	(17.1)
DISH TV SAC	$854	$813	$41	5.0
Purchases of property and equipment	244,744	300,169	(55,425)	(18.5)
OIBDA	$2,505,864	$1,858,576	$647,288	34.8

* Percentage is not meaningful.

**During the first quarter 2020, we removed approximately 250,000 subscribers representing commercial accounts impacted by COVID-19 from our ending Pay-TV subscriber count.  During the second and third quarters 2020, 45,000 and 35,000, respectively, of these subscribers came off pause or had temporary rate relief end and are included in our ending Pay-TV subscriber count as of September 30, 2020. The effect of the removal of these 250,000 subscribers as of March 31, 2020 and the addition of these 80,000 subscribers as of September 30, 2020 was excluded from the calculation of our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions/losses and Pay-TV churn rate for the nine months ended September 30, 2020.  See “Results of Operations – Pay-TV subscribers” for further information.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay TV subscribers

DISH TV subscribers. We lost approximately 259,000 net DISH TV subscribers during the nine months ended September 30, 2020 compared to the loss of approximately 411,000 net DISH TV subscribers during the same period in 2019. This decrease in net DISH TV subscriber losses primarily resulted from a lower DISH TV churn rate, partially offset by lower gross new DISH TV subscriber activations.

SLING TV subscribers. We lost approximately 134,000 net SLING TV subscribers during the nine months ended September 30, 2020 compared to the addition of approximately 269,000 net SLING TV subscribers during the same period in 2019. This decrease in net SLING TV subscriber additions was primarily related to lower SLING TV subscriber activations, increased competition, including competition from other subscription video on-demand and live-linear OTT service providers, and delays and cancellations of sporting events as a result of COVID-19.

DISH TV subscribers, gross. During the nine months ended September 30, 2020, we activated approximately 859,000 gross new DISH TV subscribers compared to approximately 1.007 million gross new DISH TV subscribers during the same period in 2019, a decrease of 14.7%. This decrease in our gross new DISH TV subscriber activations was primarily related to the impact of COVID-19. Beginning in the second half of March 2020, COVID-19 and the related governmental recommendations and/or mandates created reduced in person selling opportunities, and a reduction in customers’ willingness to open direct mail marketing and allow in-home technicians into their homes as well as delays and cancellations of sporting events.  As a result, beginning in the first quarter 2020, we reduced our marketing expenditures and our gross new DISH TV subscribers began to decrease. We continue to assess the impact of COVID-19 and cannot predict with certainty the impact to our gross new DISH TV subscribers as a result of, among other things, higher unemployment and lower discretionary spending and reduced ability to perform our in-home service operations due to the impact of social distancing. In addition, our gross new DISH TV subscriber activations continue to be negatively impacted by stricter customer acquisition policies for our DISH TV subscribers, including an emphasis on acquiring higher quality subscribers, and by increased competitive pressures, including aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, and channel removals.

DISH TV churn rate. Our DISH TV churn rate for the nine months ended September 30, 2020 was 1.36% compared to 1.64% for the same period in 2019. This decrease primarily resulted from the impact of COVID-19, including, among other things, the recommendations and/or mandates from federal, state, and local authorities that customers refrain from non-essential movements outside of their homes and the resulting increased consumption of our Pay-TV services. In addition, COVID-19 had an impact on competitive pressures due to, among other things, a reduction in customers’ willingness to allow competitors’ technicians into their homes and delays and cancellations of sporting events that reduced the attractiveness of competitors’ promotional offers and services. Furthermore, our DISH TV churn rate for the nine months ended September 30, 2019 was negatively impacted by Univision’s removal of certain of their channels from our programming lineup. We continue to assess the impact of COVID-19 and cannot predict with certainty the impact to our DISH TV churn rate as a result of, among other things, higher unemployment and lower discretionary spending and reduced ability to perform our in-home service operations due to the impact of social distancing. In addition, this decrease also resulted from our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Beginning in March 2020, several federal, state, and local government agencies implemented recommendations, guidelines, and orders regarding “social distancing” in an attempt to slow or stop the spread of COVID-19. As a result of these actions, many bars, restaurants, and other commercial establishments have been and continue to be recommended and/or ordered to suspend all non-essential “in-person” business operations and/or operate at reduced capacity. In addition, airlines and hotels significantly reduced operations as a result of government actions and/or related lower consumer demand. In an effort to avoid charging commercial customers for services in their establishments which are no longer open to the public, we have paused service or provided temporary rate relief for certain of those commercial accounts. For certain commercial accounts, each subscription is counted as one Pay-TV subscriber. For other commercial accounts, as discussed above, we divide our total revenue for these commercial accounts by $34.99, and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our Pay-TV subscriber count. During the first quarter 2020, we removed 250,000 subscribers from our ending Pay-TV subscriber count for commercial accounts we placed on pause, or received reduced revenue, or we anticipate the account to disconnect due to COVID-19. During the second and third quarters 2020, 45,000 and 35,000, respectively, of these subscribers came off pause or had temporary rate relief end and 17,000 and 5,000, respectively, of these subscribers disconnected.

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

Service revenue. “Service revenue” totaled $9.455 billion for the nine months ended September 30, 2020, an increase of $28 million or 0.3% compared to the same period in 2019. The increase in “Service revenue” compared to the same period in 2019 was primarily related to an increase in Pay-TV ARPU discussed below, partially offset by a lower average Pay-TV subscriber base.

Pay-TV ARPU. Pay-TV ARPU was $90.88 during the nine months ended September 30, 2020 versus $85.55 during the same period in 2019. The $5.33 or 6.2% increase in Pay-TV ARPU was primarily attributable to the DISH TV programming package price increases in the first quarter 2020 and 2019, the SLING TV programming package price increases in the first quarter 2020 and fourth quarter 2019 and fewer commercial accounts compared to the same period in 2019, which have lower Pay-TV ARPU than residential subscribers.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Cost of services. “Cost of services” totaled $5.839 billion during the nine months ended September 30, 2020, a decrease of $516 million or 8.1% compared to the same period in 2019. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base, lower programming costs per subscriber and the reduction of expense associated with the transfer of certain assets to us pursuant to the Master Transaction Agreement. Programming costs per subscriber decreased during the nine months ended September 30, 2020 due to, among others, Sinclair RSN’s removal of certain of their channels from our programming lineup in July 2019 and multiple one-time programming adjustments in the third quarter 2020. These decreases were partially offset by increases in programming costs per subscriber related to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. “Cost of services” represented 61.7% and 67.4% of “Service revenue” during the nine months ended September 30, 2020 and 2019, respectively. See Note 14 in the Notes to our Condensed Consolidated Financial Statements for further information on the Master Transaction Agreement.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $1.161 billion during the nine months ended September 30, 2020, a $62 million or 5.1% decrease compared to the same period in 2019.

This change was primarily driven by a decrease in subscriber acquisition costs resulting from fewer gross new DISH TV subscriber activations, and by cost cutting initiatives in the Pay-TV segment, including a focused set of staffing reductions.

DISH TV SAC.  DISH TV SAC was $854 during the nine months ended September 30, 2020 compared to $813 during the same period in 2019, an increase of $41 or 5.0%.  This change was primarily attributable to fewer commercial additions compared to the same period in 2019, which historically have lower DISH TV SAC than residential activations, and an increase in advertising costs per subscriber.

During the nine months ended September 30, 2020 and 2019, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $120 million and $143 million, respectively. This decrease in capital expenditures primarily resulted from a decrease in gross new DISH TV subscriber activations.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Wireless Segment

Our wireless business segment operates in two business units, Retail Wireless and 5G Network Deployment. Revenue, operating income and purchases of property and equipment by business unit are shown in the table below:

Three Months Ended September 30, 2020	Retail Wireless	5G Network Deployment	Total Wireless

	(In thousands)
Total revenue	$1,338,167	$3,345	$1,341,512
Operating income (loss)	$34,858	$(27,427)	$7,431
Purchases of property and equipment	$—	$21,884	$21,884

Nine Months Ended September 30, 2020	Retail Wireless	5G Network Deployment	Total Wireless

	(In thousands)
Total revenue	$1,338,167	$5,726	$1,343,893
Operating income (loss)	$19,323	$(467,317)	$(447,994)
Purchases of property and equipment	$—	$64,805	$64,805

Wireless – Retail Wireless

As a result of the Boost Mobile Acquisition and the Ting Mobile Acquisition, we have entered the retail wireless business. See Note 5 for further information. We offer nationwide prepaid and postpaid retail wireless services to subscribers under our Boost Mobile and Ting Mobile brands, as well as a competitive portfolio of wireless devices. Prepaid wireless subscribers generally include customers who pay in advance for monthly access to wireless talk, text, and data services. Postpaid wireless subscribers generally include subscribers who are qualified to pay after receiving wireless talk, text, and data services. We currently operate our retail wireless business unit as a mobile virtual network operator (“MVNO”) while we build our 5G broadband network. We acquired over 9 million subscribers as a result of the Boost Mobile Acquisition and acquired over 200,000 subscribers as a result of the Ting Mobile Acquisition. Our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) includes the results of the Boost Mobile Acquisition from July 1, 2020 and Ting Mobile Acquisition from August 1, 2020. As of September 30, 2020, we had 9.418 million retail wireless subscribers.

Currently, we offer wireless customers competitive consumer plans with no annual service contracts and monthly service plans offered range from $10 for 1GB of high-speed data and unlimited talk and text to $60 for unlimited data, talk and text. Boost Mobile features a “Shrink It!” plan whereby the longer a customer stays with Boost Mobile, the less they pay for a similar level of service.

Boost Mobile operates within the prepaid wireless space. Customers pay in advance for monthly access to talk, text and data. Prepaid Wireless is a mature market with moderate year-over-year organic growth. Primary competitors to Boost Mobile include Metro PCS (owned by T-Mobile), Cricket Wireless (owned by AT&T) and Tracfone Wireless. Verizon announced its acquisition of Tracfone Wireless in September 2020. Verizon, AT&T, and T-Mobile are currently the only nationwide Mobile Network Operators (“MNO’s”) in the United States and are the three largest providers of retail wireless services in the United States.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Wireless – 5G Network Deployment

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

DISH Network Spectrum

We have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets. These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. In March 2017, we notified the FCC that we planned to deploy a narrowband IoT network on certain of these wireless licenses, which was to be the first phase of our network deployment (“First Phase”). We expected to complete the First Phase by March 2020, with subsequent phases to be completed thereafter. In light of, among other things, certain developments related to the Sprint-TMUS merger, during the first quarter 2020, we determined that the revision of certain of our build-out deadlines was probable and, therefore, we no longer intended to complete our narrowband IoT deployment. The FCC issued an Order effectuating the build-out deadline changes contemplated above on September 11, 2020.

During the first quarter 2020, we impaired certain assets that would not be utilized in our 5G broadband network deployment (“5G Network Deployment”), resulting in a $253 million non-cash impairment charge in “Impairment of long-lived assets” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  We have issued RFI/Ps to various vendors in the wireless industry and are in the process of selecting certain vendors as we move forward with our 5G Network Deployment. We currently expect expenditures for our 5G Network Deployment to be approximately $10 billion, excluding capitalized interest. We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.

Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly. In addition, as we consider our options for the commercialization of our wireless spectrum, we will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure. We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers. See Note 2 “Capitalized Interest” and Note 11 “Commitments and Contingencies – Commitments – Wireless – DISH Network Spectrum” in the Notes to our Condensed Consolidated Financial Statements for further information.

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

The AWS-3 Licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. The Northstar Entities and/or the SNR Entities may need to raise significant additional capital in the future, which may be obtained from third party sources or from us, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential Northstar Re-Auction Payment and SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC. Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential Northstar Re-Auction Payment and SNR Re-Auction Payment, any loans, equity contributions or partnerships could vary significantly. See Note 11 “Commitments and Contingencies – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to our Condensed Consolidated Financial Statements for further information.

We may need to raise significant additional capital in the future to fund the efforts described above, which may not be available on acceptable terms or at all. There can be no assurance that we, the Northstar Entities and/or the SNR Entities will be able to develop and implement business models that will realize a return on these wireless spectrum licenses or that we, the Northstar Entities and/or the SNR Entities will be able to profitably deploy the assets represented by these wireless spectrum licenses, which may affect the carrying amount of these assets and our future financial condition or results of operations. See Note 11 “Commitments and Contingencies” in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Wireless Segment – Retail Wireless Business Unit

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019.

	For the Three Months Ended September 30,		Variance
Statements of Operations Data	2020	2019	Amount		%

	(In thousands)
Revenue:
Service revenue	$1,082,570	$—		$1,082,570	*
Equipment sales and other revenue	255,597	—		255,597	*
Total revenue	1,338,167	—		1,338,167	*

Costs and expenses:
Cost of services	666,534	—		666,534	*
% of Service revenue	61.6%	*	%
Cost of sales - equipment and other	481,121	—		481,121	*
Selling, general and administrative expenses	111,617	—		111,617	*
% of Total revenue	8.3%	*	%
Depreciation and amortization	44,037	—		44,037	*
Total costs and expenses	1,303,309	—		1,303,309	*

Operating income (loss)	$34,858	$—		$34,858	*

Other data:
Wireless subscribers, as of period end (in millions)	9.418	—		9.418	*
Wireless subscriber additions, gross (in millions)	1.104	—		1.104	*
Wireless subscriber additions (losses), net (in millions)	(0.212)	—		(0.212)	*
Wireless ARPU	$38.17	$—		$38.17	*
Wireless churn rate	4.64%	—%		4.64%	*
OIBDA	$78,895	$—		$78,895	*

* Percentage is not meaningful.

The above includes the results of the Boost Mobile Acquisition from July 1, 2020 and the Ting Mobile Acquisition from August 1, 2020. During the third quarter 2020, we added over 9 million wireless subscribers as a result of acquisitions and lost 212,000 net wireless subscribers as a result of implementing certain operational changes. We are currently in the process of integrating our retail wireless operations and making certain operational changes to enhance profitability. We are working to ensure that the customers we acquire and retain are profitable under our MVNO economics. As an example, certain subscribers that use high amounts of data, may be profitable for an MNO, but are not profitable under an MVNO.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019.

	For the Nine Months Ended September 30,		Variance
Statements of Operations Data	2020	2019	Amount		%

	(In thousands)
Revenue:
Service revenue	$1,082,570	$—		$1,082,570	*
Equipment sales and other revenue	255,597	—		255,597	*
Total revenue	1,338,167	—		1,338,167	*

Costs and expenses:
Cost of services	666,534	—		666,534	*
% of Service revenue	61.6%	*	%
Cost of sales - equipment and other	481,122	—		481,122	*
Selling, general and administrative expenses	127,151	—		127,151	*
% of Total revenue	9.5%	*	%
Depreciation and amortization	44,037	—		44,037	*
Total costs and expenses	1,318,844	—		1,318,844	*

Operating income (loss)	$19,323	$—		$19,323	*

Other data:
Wireless subscribers, as of period end (in millions)	9.418	—		9.418	*
Wireless subscriber additions, gross (in millions)	1.104	—		1.104	*
Wireless subscriber additions (losses), net (in millions)	(0.212)	—		(0.212)	*
Wireless ARPU	$38.17	—		$38.17	*
Wireless churn rate	4.64%	—		4.64%	*
OIBDA	$63,360	—		$63,360	*

* Percentage is not meaningful.

The nine months ended September 30, 2020 includes the activity from the Boost Mobile Acquisition on July 1, 2020 and the Ting Mobile Acquisition on August 1, 2020, as well as certain transaction costs that took place prior to the Boost Mobile Acquisition which are recorded in “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Operations.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Wireless Segment – 5G Network Deployment Business Unit

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019.

	For the Three Months Ended September 30,		Variance
Statements of Operations Data	2020	2019	Amount	%

	(In thousands)
Revenue:
Equipment sales and other revenue	3,345	64	3,281	*
Total revenue	3,345	64	3,281	*

Costs and expenses:
Cost of sales - equipment and other	3,478	9,480	(6,002)	(63.3)
Selling, general and administrative expenses	24,495	9,191	15,304	*
Depreciation and amortization	2,799	4,197	(1,398)	(33.3)
Total costs and expenses	30,772	22,868	7,904	34.6

Operating income (loss)	$(27,427)	$(22,804)	$(4,623)	(20.3)

Other data:
Purchases of property and equipment	$21,884	$63,453	$(41,569)	(65.5)
OIBDA	$(24,628)	$(18,607)	$(6,021)	(32.4)

* Percentage is not meaningful.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $3 million for the three months ended September 30, 2020, an increase of $3 million compared to the same period in 2019. This increase primarily resulted from leasing a portion of our 600MHz spectrum licenses to TMUS, which began on September 11, 2020.  The spectrum lease with TMUS will result in $56 million of annual revenue during its 42 month term, subject to our right to terminate individual licenses prior to 42 months.  The specific termination rights vary by license.

Selling, general and administrative expenses “Selling, general and administrative expenses” totaled $24 million during the three months ended September 30, 2020, a $15 million increase compared to the same period in 2019. This increase was primarily driven by an increase in general and administrative expenses related to our 5G Network Deployment.

Purchases of property and equipment. “Purchases of property and equipment” totaled $22 million for the three months ended September 30, 2020, a decrease of $42 million compared to the same period in 2019. The three months ended September 30, 2019 was impacted by capital expenditures related to our narrowband IoT deployment for which we determined in the first quarter of 2020 that we would no longer complete. See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information. Capital expenditures for the three months ended September 30, 2020 are related to our 5G Network Deployment. We anticipate expenditures for our 5G Network Deployment to remain at a similar level during the fourth quarter 2020, and increase substantially during the second half of 2021 as we ramp up the build-out phase of our 5G Network Deployment.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019.

	For the Nine Months Ended September 30,		Variance
Statements of Operations Data	2020	2019	Amount	%

	(In thousands)
Revenue:
Equipment sales and other revenue	5,726	187	5,539	*
Total revenue	5,726	187	5,539	*

Costs and expenses:
Cost of sales - equipment and other	15,669	13,626	2,043	15.0
Selling, general and administrative expenses	91,860	32,191	59,669	*
Depreciation and amortization	9,096	4,625	4,471	96.7
Impairment of long-lived assets	356,418	—	356,418	*
Total costs and expenses	473,043	50,442	422,601	*

Operating income (loss)	$(467,317)	$(50,255)	$(417,062)	*

Other data:
Purchases of property and equipment	$64,805	$161,233	$(96,428)	(59.8)
OIBDA	$(458,221)	$(45,630)	$(412,591)	*

* Percentage is not meaningful.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $6 million for the nine months ended September 30, 2020, an increase of $6 million compared to the same period in 2019. This increase primarily resulted from leasing a portion of our 600MHz spectrum licenses to TMUS, which began on September 11, 2020.  The spectrum lease with TMUS will result in $56 million of annual revenue during its 42 month term, subject to our right to terminate individual licenses prior to 42 months.  The specific termination rights vary by license.

Selling, general and administrative expenses “Selling, general and administrative expenses” totaled $92 million during the nine months ended September 30, 2020, a $60 million increase compared to the same period in 2019. This increase was primarily driven by an increase in general and administrative expenses related to our 5G Network Deployment.

Impairment of long-lived assets. “Impairment of long-lived assets” of $356 million during the nine months ended September 30, 2020 resulted from impairments of the T1 satellite and D1 satellites, as well as certain wireless equipment and operating lease assets related to our narrowband IoT deployment which we no longer intend to complete. See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Purchases of property and equipment. “Purchases of property and equipment” totaled $65 million for the nine months ended September 30, 2020, a decrease of $96 million compared to the same period in 2019. The nine months ended September 30, 2019 was impacted by capital expenditures related to our narrowband IoT deployment for which we determined in the first quarter of 2020 that we would no longer complete. See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information. Capital expenditures for the three months ended September 30, 2020 are related to our 5G Network Deployment. We anticipate expenditures for our 5G Network Deployment to remain at a similar level during the fourth quarter 2020, and increase substantially during the second half of 2021 as we ramp up the build-out phase of our 5G Network Deployment.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

OTHER CONSOLIDATED RESULTS

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019.

	For the Three Months Ended September 30,		Variance
Statements of Operations Data	2020	2019	Amount	%

	(In thousands)
Operating income (loss)	$811,248	$468,892	$342,356	73.0

Other income (expense):
Interest income	1,647	32,301	(30,654)	(94.9)
Interest expense, net of amounts capitalized	6,778	(6,027)	12,805	*
Other, net	(13,200)	(1,796)	(11,404)	*
Total other income (expense)	(4,775)	24,478	(29,253)	*

Income (loss) before income taxes	806,473	493,370	313,103	63.5
Income tax (provision) benefit, net	(273,514)	(116,213)	(157,301)	*
Effective tax rate	33.9%	23.6%
Net income (loss)	532,959	377,157	155,802	41.3
Less: Net income (loss) attributable to noncontrolling interests, net of tax	28,360	23,853	4,507	18.9
Net income (loss) attributable to DISH Network	$504,599	$353,304	$151,295	42.8

* Percentage is not meaningful.

Interest income. “Interest income” totaled $2 million during the three months ended September 30, 2020, a decrease of $31 million or 94.9% compared to the same period in 2019. This decrease primarily resulted from lower average cash and marketable investment securities balances and lower percentage returns earned on our cash and marketable investment securities during the three months ended September 30, 2020.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled a negative $7 million during the three months ended September 30, 2020, a decrease in expense of $13 million compared to the same period in 2019. This decrease was primarily related to a reversal of interest expense previously accrued on uncertain tax positions that was released during the three months ended September 30, 2020. For the three months ended September 30, 2020 and 2019, materially all of our interest expense was capitalized. See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Income tax (provision) benefit, net. Our income tax provision was $274 million during the three months ended September 30, 2020, an increase of $157 million compared to the same period in 2019. The increase in the provision was primarily related to an increase in “Income (loss) before income taxes” and an increase in our effective tax rate due to changes in the state tax rates applied to our deferred taxes as a result of the Boost Mobile Acquisition, partially offset by a benefit recognized for the carryback of net operating losses under The Coronavirus Aid Relief and Economic Security Act (the “CARES Act”).

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019.

	For the Nine Months Ended September 30,		Variance
Statements of Operations Data	2020	2019	Amount	%

	(In thousands)
Operating income (loss)	$1,592,976	$1,355,924	$237,052	17.5

Other income (expense):
Interest income	21,440	65,944	(44,504)	(67.5)
Interest expense, net of amounts capitalized	(20,322)	(17,598)	(2,724)	(15.5)
Other, net	(11,592)	10,124	(21,716)	*
Total other income (expense)	(10,474)	58,470	(68,944)	*

Income (loss) before income taxes	1,582,502	1,414,394	168,108	11.9
Income tax (provision) benefit, net	(469,864)	(335,372)	(134,492)	(40.1)
Effective tax rate	29.7%	23.7%
Net income (loss)	1,112,638	1,079,022	33,616	3.1
Less: Net income (loss) attributable to noncontrolling interests, net of tax	82,597	68,914	13,683	19.9
Net income (loss) attributable to DISH Network	$1,030,041	$1,010,108	$19,933	2.0

* Percentage is not meaningful.

Interest income. “Interest income” totaled $21 million during the nine months ended September 30, 2020, a decrease of $45 million or 67.5% compared to the same period in 2019. This decrease primarily resulted from lower average cash and marketable investment securities balances and lower percentage returns earned on our cash and marketable investment securities during the nine months ended September 30, 2020.

Income tax (provision) benefit, net. Our income tax provision was $470 million during the nine months ended September 30, 2020, an increase of $134 million compared to the same period in 2019. The increase in the provision was primarily related to an increase in “Income (loss) before income taxes” and an increase in our effective tax rate due to changes in the state tax rates applied to our deferred taxes as a result of the Boost Mobile Acquisition, partially offset by a benefit recognized for the carryback of net operating losses under the CARES Act.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Non-GAAP Performance Measures and Reconciliation

It is management’s intent to provide non-GAAP financial information to enhance the understanding of our GAAP financial information, and it should be considered by the reader in addition to, but not instead of, the financial statements prepared in accordance with GAAP. Each non-GAAP financial measure is presented along with the corresponding GAAP measure so as not to imply that more emphasis should be placed on the non-GAAP measure. We believe that providing these non-GAAP measures in addition to the GAAP measures allows management, investors and other users of our financial information to more fully and accurately assess both consolidated and segment performance. The non-GAAP financial information presented may be determined or calculated differently by other companies and may not be directly comparable to that of other companies.

Consolidated EBITDA

Consolidated EBITDA is not a measure determined in accordance with GAAP and should not be considered a substitute for operating income, net income or any other measure determined in accordance with GAAP.  Consolidated EBITDA is used as a measurement of operating efficiency and overall financial performance and we believe it is a helpful measure for those evaluating operating performance in relation to our competitors.  Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures.  EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(In thousands)
Consolidated EBITDA	$968,771	$597,424	$2,016,814	$1,754,156
Interest, net	8,425	26,274	1,118	48,346
Income tax (provision) benefit, net	(273,514)	(116,213)	(469,864)	(335,372)
Depreciation and amortization	(199,083)	(154,181)	(518,027)	(457,022)
Net income (loss) attributable to DISH Network	$504,599	$353,304	$1,030,041	$1,010,108

The changes in Consolidated EBITDA during the three and nine months ended September 30, 2020, compared to the same periods in 2019, were primarily a result of the factors described in connection with operating revenues and operating expenses.

Segment OIBDA

Segment OIBDA, which is presented below, is a non-GAAP measure and does not purport to be an alternative to operating income (loss) as a measure of operating performance. We believe this measure is useful to management, investors and other users of our financial information in evaluating operating profitability of our business segments on a more variable cost basis as it excludes the depreciation and amortization expenses related primarily to capital expenditures and acquisitions for those business segments, as well as in evaluating operating performance in relation to our competitors. Segment OBIDA is calculated by adding back depreciation and amortization expense to segment operating income (loss). See Note 12 to the Notes to our Condensed Consolidated Financial Statements for further information.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(In thousands)
Pay-TV OIBDA	$956,064	$641,680	$2,505,864	$1,858,576
Depreciation and amortization	152,247	149,984	464,894	452,397
Segment operating income (loss)	$803,817	$491,696	$2,040,970	$1,406,179

Retail Wireless OIBDA	$78,895	$-	$63,360	$—
Depreciation and amortization	44,037	-	44,037	—
Segment operating income (loss)	$34,858	$-	$19,323	$—

5G Network Deployment OIBDA	$(24,628)	$(18,607)	$(458,221)	$(45,630)
Depreciation and amortization	2,799	4,197	9,096	4,625
Segment operating income (loss)	$(27,427)	$(22,804)	$(467,317)	$(50,255)

Consolidated OIBDA	$1,010,331	$623,073	$2,111,003	$1,812,946
Depreciation and amortization	199,083	154,181	518,027	457,022
Consolidated operating income (loss)	$811,248	$468,892	$1,592,976	$1,355,924

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents. See Note 5 in the Notes to our Condensed Consolidated Financial Statements for further information regarding our marketable investment securities. As of September 30, 2020, our cash, cash equivalents and current marketable investment securities totaled $2.795 billion compared to $2.860 billion as of December 31, 2019, a decrease of $65 million. This decrease in cash, cash equivalents and current marketable investment securities primarily resulted from the closing of the Boost Mobile Acquisition for a net aggregate purchase price of $1.312 billion, cash used for the redemption of our 5 1/8% Senior Notes due 2020 with an aggregate principal balance of $1.1 billion, capital expenditures of $956 million (including capitalized interest related to FCC authorizations), and a $317 million payment to the FCC for the 3550-3650 MHz Licenses and the 37 GHz, 39 GHZ and 47 GHz Licenses. These decreases were partially offset by cash generated from operating activities of $2.718 billion and $998 million in net proceeds from the issuance of our 7 3/8% Senior Notes due 2028.

Cash Flow

The following discussion highlights our cash flow activities during the nine months ended September 30, 2020.

Cash flows from operating activities

For the nine months ended September 30, 2020, we reported “Net cash flows from operating activities” of $2.718 billion primarily attributable to $2.752 billion of “Net income (loss)” adjusted to exclude the non-cash items for “Depreciation and amortization” expense, “Impairment of long-lived assets” and “Deferred tax expense (benefit).” In addition, “Net cash flows from operating activities” was impacted by the timing difference between book expense and cash payments, including income taxes.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Cash flows from investing activities

For the nine months ended September 30, 2020, we reported outflows from “Net cash flows from investing activities” of $3.180 billion primarily related to the closing of the Boost Mobile Acquisition for a net aggregate purchase price of $1.312 billion, capital expenditures of $956 million (including capitalized interest related to FCC authorizations), $581 million in net purchases of marketable investment securities, and a $317 million payment to the FCC for the 3550-3650 MHz Licenses and the 37 GHz, 39 GHZ and 47 GHz Licenses. The capital expenditures included $646 million of capitalized interest related to FCC authorizations, $165 million for new and existing DISH TV subscriber equipment, $65 million for wireless equipment and $80 million of other corporate capital expenditures.

Cash flows from financing activities

For the nine months ended September 30, 2020, we reported outflows from “Net cash flows from financing activities” of $157 million primarily related to the redemption of our 5 1/8% Senior Notes due 2020 with an aggregate principal balance of $1.1 billion and repayment of long-term debt and finance lease obligations of $77 million, partially offset by $998 million in net proceeds from the issuance of our 7 3/8% Senior Notes due 2028.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Nine Months Ended
	September 30,
	2020	2019

	(In thousands)
Free cash flow	$1,761,877	$832,596
Add back:
Purchases of property and equipment (including capitalized interest related to FCC authorizations)	955,814	1,196,033
Net cash flows from operating activities	$2,717,691	$2,028,629

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

There are a number of factors that impact our future cash flow compared to the cash flow we generate at a given point in time. The first factor is our DISH TV churn rate and how successful we are at retaining our current Pay-TV subscribers. To the extent we lose Pay-TV subscribers from our existing base, the positive cash flow from that base is correspondingly reduced. The second factor is how successful we are at maintaining our service margins. To the extent our “Cost of services” grow faster than our “Service revenue,” the amount of cash flow that is generated per existing subscriber is reduced. Our service margins have been reduced by, among other things, a shift to lower priced Pay-TV programming packages and higher programming costs. The third factor is the rate at which we acquire new subscribers. The faster we acquire new subscribers, the more our positive ongoing cash flow from existing subscribers is offset by the negative upfront cash flow associated with acquiring new subscribers. Conversely, the slower we acquire subscribers, the more our operating cash flow is enhanced in that period. Finally, our future cash flow is impacted by the rate at which we make general investments (including significant investments in wireless), incur expenditures related to the commercialization of our wireless licenses (including any expenditures associated with the deployment of our wireless networks), incur litigation expense, and any cash flow from financing activities. Declines in our Pay-TV subscriber base and subscriber related-margins continue to negatively impact our cash flow, and there can be no assurances that these declines will not continue.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Subscriber Base

DISH TV subscribers. We lost approximately 259,000 net DISH TV subscribers during the nine months ended September 30, 2020 compared to the loss of approximately 411,000 net DISH TV subscribers during the same period in 2019. This decrease in net DISH TV subscriber losses primarily resulted from a lower DISH TV churn rate, partially offset by lower gross new DISH TV subscriber activations.

SLING TV subscribers. We lost approximately 134,000 net SLING TV subscribers during the nine months ended September 30, 2020 compared to the addition of approximately 269,000 net SLING TV subscribers during the same period in 2019. This decrease in net SLING TV subscriber additions was primarily related to lower SLING TV subscriber activations, increased competition, including competition from other subscription video on-demand and live-linear OTT service providers, and delays and cancellations of sporting events as a result of COVID-19.

Wireless subscribers. During the third quarter 2020, we added over 9 million wireless subscribers as a result of acquisitions and lost 212,000 net wireless subscribers as a result of implementing certain operational changes.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Obligations and Future Capital Requirements

Contractual Obligations

Our purchase obligations increased during the third quarter 2020 as a result of the Boost Mobile Acquisition and the Ting Mobile Acquisition.

As of September 30, 2020, our future purchase obligations were $1.959 billion for the remaining three months of 2020, $61 million for 2021, $27 million for 2022, $9 million for 2023, for a total of $2.056 billion.

Purchase Obligations

Our 2020 purchase obligations primarily consist of binding purchase orders for certain fixed contractual commitments to purchase programming content, receiver systems and related equipment, broadband equipment, digital broadcast operations, transmission costs, streaming delivery technology and infrastructure, engineering services, and other products and services related to the operation of our Pay-TV services. In addition, our 2020 purchase obligations also include wireless devices related to our retail wireless business as well as transition services. Furthermore, our 2020 purchase obligations include equipment related to our 5G Network Deployment, such as software and hardware necessary to complete our wireless broadband network. Our purchase obligations may fluctuate significantly from period to period due to, among other things, management’s timing of payments and inventory purchases as well as expenditures related to our wireless projects and 5G Network Deployment, and can materially impact our future operating asset and liability balances, and our future working capital requirements.

Future Capital Requirements

We expect to fund our future working capital, capital expenditures and debt service requirements from cash generated from operations, existing cash, cash equivalents and marketable investment securities balances, and cash generated through raising additional capital. We will need to make significant additional investments to, among other things, commercialize, build-out, and integrate our wireless spectrum licenses and related assets. The amount of capital required to fund our future working capital and capital expenditure needs varies, depending on, among other things, the rate at which we deploy our 5G network and the rate at which we acquire new subscribers and the cost of subscriber acquisition and retention, including capitalized costs associated with our new and existing subscriber equipment lease programs. Certain of our capital expenditures for 2020 are expected to be driven by the rate at which we deploy our 5G network as well as costs associated with subscriber premises equipment. These expenditures are necessary for the deployment of our 5G network as well as to operate and maintain our DISH TV services. Consequently, we consider them to be non-discretionary. Our capital expenditures vary depending on the number of satellites leased or under construction at any point in time and could increase materially as a result of increased competition, significant satellite failures, or economic weakness and uncertainty. Our DISH TV subscriber base has been declining and there can be no assurance that our DISH TV subscriber base will not continue to decline and that the pace of such decline will not accelerate. In the event that our DISH TV subscriber base continues to decline, it will have a material adverse long-term effect on our cash flow. In addition, the rulings in the Telemarketing litigation requiring us to pay up to an aggregate amount of $280 million and imposing certain injunctive relief against us, for which we have filed a petition for rehearing and rehearing en banc, if upheld, would have a material adverse effect on our cash, cash equivalents and marketable investment securities balances and our business operations. Furthermore, the Northstar and SNR Operative Agreements, as amended, provide for, among other things, the SNR Put Right and the Northstar Put Right for a purchase price that equals the equity contribution to Northstar Spectrum and SNR HoldCo, respectively, plus a fixed annual rate of return. As of September 30, 2020, Northstar Manager’s ownership interest in Northstar Spectrum and SNR Management’s ownership interest in SNR HoldCo was $634 million, recorded as “Redeemable noncontrolling interests” on our Condensed Consolidated Balance Sheets.

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

Sprint Asset Acquisition

Asset Purchase Agreement

Effective on July 1, 2020, upon the terms and subject to the conditions set forth in the APA and in accordance with the Final Judgment, we completed the Boost Mobile Acquisition.

Our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) includes the results of the Boost Mobile Acquisition from the Closing Date forward.  We accounted for the Boost Mobile Acquisition as a business combination. The identifiable assets acquired and liabilities assumed were recorded at their preliminary fair values as of the acquisition date and are consolidated into our financial statements. See Note 5 in the Notes to our Condensed Consolidated Financial Statements for further information.

In connection with the Boost Mobile Acquisition and the consummation of the Sprint-TMUS merger, we, TMUS, Sprint, DT and SoftBank came to an agreement with the DOJ on key terms and approval of the Transaction Agreements and our wireless service business and spectrum. On July 26, 2019, the Defendants entered into the Stipulation and Order with the DOJ binding the Defendants to the Proposed Final Judgment, which memorialized the agreement between the DOJ and the Defendants. The Stipulation and Order and the Proposed Final Judgment were filed in the District Court on July 26, 2019 and on April 1, 2020, the Final Judgment was entered with the District Court.

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

Also in connection with the closing of the Boost Mobile Acquisition, we and NTM entered into the TSA, the MNSA, the Option Agreement, and the Spectrum Purchase Agreement for an additional approximately $3.59 billion. See Note 11 “Commitments and Contingencies – Commitments – Sprint Asset Acquisition” in the Notes to our Condensed Consolidated Financial Statements for further information on the Transaction Agreements.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Agreement with the DOJ: The Stipulation and Order and the Final Judgment

Certain of the provisions of the Stipulation and Order and the Final Judgment are also reflected in the terms of the Transaction Agreements. In addition to the terms reflected in the Transaction Agreements, the Stipulation and Order and the Final Judgment provide for other rights and obligations of the Sellers and us, including the following:

●	For a period of one year after the Closing Date, if we determine that certain assets not included in the divestiture were previously used by the Prepaid Business and are reasonably necessary for the continued competitiveness of the Prepaid Business, subject to certain carve-outs, we may request that such assets be transferred to us, which the DOJ can approve or deny in its sole discretion.
●	Within one year of the Closing Date, we are required to offer nationwide postpaid retail mobile wireless service.
●	If we elect not to purchase the 800 MHz licenses pursuant to the Spectrum Purchase Agreement, we must pay $360 million (equal to 10% of the Spectrum Purchase Agreement purchase price) to the United States. However, we will not be required to make such payment if we have deployed a core network and offered 5G service to at least 20% of the U.S. population within three years of the Closing Date.
●	If we buy the 800 MHz spectrum pursuant to the Spectrum Purchase Agreement but fail to deploy all of the 800 MHz spectrum licenses for use in the provision of retail mobile wireless services by the expiration of the Final Judgment, the DOJ may require us to forfeit to the FCC any of the 800 MHz licenses for spectrum that are not being used to provide retail mobile wireless services, unless we are already providing nationwide retail wireless service.
●	We and NTM were required to negotiate in good faith to reach an agreement for NTM to lease some or all of our 600 MHz spectrum licenses for deployment to retail consumers by NTM. On September 11, 2020, we and T-Mobile entered into an agreement to lease a portion of our 600 MHz spectrum licenses for an annual lease payment of approximately $56 million.
●	We and NTM must agree to support eSIM technology on smartphones.
●	The Sellers must introduce the suppliers and distributors of the Prepaid Business to us and the Sellers may not interfere in our negotiations with such suppliers and distributors.
●	On the first day of the fiscal quarter following the entry of the Final Judgment and of each 180-day period thereafter, we are obligated to provide the DOJ with a description of our deployment efforts over the prior quarter including: (i) the number of towers and small cells deployed, (ii) the spectrum bands on which we have deployed equipment, (iii) progress in obtaining devices that operate on our spectrum frequencies, (iv) POPs coverage of our network, (v) the number of our mobile wireless subscriptions, (vi) the amount of traffic transmitted to our subscribers using our network and using NTM’s network, and (vii) whether there are or have been any efforts by NTM to interfere with our efforts to deploy and operate our network.
●	We cannot sell, lease or otherwise provide the right to use any of the divested assets to any national facilities-based mobile wireless provider and may not sell any of the divested assets or similar assets back to TMUS during the term of the Final Judgment, except that we may lease back to NTM up to 4 MHz of the 800 MHz spectrum we will acquire (as discussed above).
●	We must comply with the June 14, 2023 AWS-4, Lower 700 MHz E Block, AWS H Block, and nationwide 5G broadband network build-out commitments made to the FCC, subject to verification by the FCC (as described below). If we fail to comply with such build-out commitments, we may be subject to civil contempt in addition to the substantial voluntary contributions and license forfeitures described below if we fail to meet these commitments (as described below).

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

On September 11, 2020, the FCC’s Wireless Telecommunications Bureau issued an Order adopting these commitments. Our 5G deployment obligations for each of the four spectrum bands are generally set forth below.

●	With respect to the 600 MHz licenses, we must offer 5G broadband service to at least 70% of the U.S. population and have deployed a core network no later than June 14, 2023, and offer 5G broadband service to at least 75% of the population in each Partial Economic Area (which are service areas established by the FCC) no later than June 14, 2025. Note that these commitments are earlier than the current 600 MHz Final Build-Out Requirement date of June 2029. See Note 11 “Commitments and Contingencies – Commitments” in the Notes to our Condensed Consolidated Financial Statements for further information.
●	With respect to the AWS-4 licenses, we must offer 5G broadband service to at least 20% of the U.S. population and have deployed a core network no later than June 14, 2022, and offer 5G broadband service to at least 70% of the U.S. population no later than June 14, 2023.
●	With respect to the Lower 700 MHz E Block licenses, we must offer 5G broadband service to at least 20% of the U.S. population who are covered by such licenses and have deployed a core network no later than June 14, 2022, and offer 5G broadband service to at least 70% of the U.S. population who are covered by such licenses no later than June 14, 2023.
●	With respect to the AWS H Block licenses, we must offer 5G broadband service to at least 20% of the U.S. population and have deployed a core network no later than June 14, 2022, and offer 5G broadband service to at least 70% of the U.S. population no later than June 14, 2023.

Wireless – 5G Network Deployment

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

DISH Network Spectrum

We have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets. These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. In March 2017, we notified the FCC that we planned to deploy a narrowband IoT network on certain of these wireless licenses, which was to be the First Phase. We expected to complete the First Phase by March 2020, with subsequent phases to be completed thereafter. In light of, among other things, certain developments related to the Sprint-TMUS merger, during the first quarter 2020, we determined that the revision of certain of our build-out deadlines was probable and, therefore, we no longer intended to complete our narrowband IoT deployment. The FCC issued an Order effectuating the build-out deadline changes contemplated above on September 11, 2020. During the first quarter 2020, we impaired certain assets that would not be utilized in our 5G Network Deployment, resulting in a $253 million non-cash impairment charge in “Impairment of long-lived assets” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  We have issued RFI/Ps to various vendors in the wireless industry and are in the process of selecting certain vendors as we move forward with our 5G Network Deployment. We currently expect expenditures for our 5G Network Deployment to be approximately $10 billion, excluding capitalized interest. We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.

Recent Wireless Spectrum Acquisitions

3550-3650 MHz. The auction for the Priority Access Licenses for the 3550-3650 MHz band (“Auction 105”) began on July 23, 2020 and ended on August 25, 2020. On September 2, 2020, the FCC announced that Wetterhorn Wireless L.L.C. (“Wetterhorn”), a wholly-owned subsidiary of DISH Network, was the winning bidder of 5,492 Priority Access Licenses in the 3550-3650 MHz band, with Wetterhorn’s aggregate winning bids totaling approximately $913 million. During the second and third quarters 2020, we paid $83 million and $100 million, respectively, to the FCC for our winning bids. These amounts are included in “Other current assets” on our Condensed Consolidated Balance Sheets as of September 30, 2020. On October 1, 2020, we paid the remaining balance of our winning bids of approximately $730 million. The FCC has not yet issued the licenses to Wetterhorn.

Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly. In addition, as we consider our options for the commercialization of our wireless spectrum, we will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure. We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers. For example, on September 22, 2020, we filed an application with the FCC to participate as a potential bidder in the upcoming wireless spectrum auction for the Flexible-Use Service Licenses in the 3.7-3.98 GHz Band (“Auction 107”).  The auction is scheduled to commence on December 8, 2020.  The FCC determined that bidding in this auction will be “anonymous,” which means that prior to and during the course of the auction the FCC will not make public any information about a specific applicant’s upfront deposit or its bids.  In addition, FCC rules restrict information that bidders may disclose about their participation in the auction.

See Note 2 “Capitalized Interest” and Note 11 “Commitments and Contingencies – Commitments – Wireless – DISH Network Spectrum” in the Notes to our Condensed Consolidated Financial Statements for further information.

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

The AWS-3 Licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. The Northstar Entities and/or the SNR Entities may need to raise significant additional capital in the future, which may be obtained from third party sources or from us, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential Northstar Re-Auction Payment and SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC. Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential Northstar Re-Auction Payment and SNR Re-Auction Payment, any loans, equity contributions or partnerships could vary significantly. See Note 11 “Commitments and Contingencies – Commitments – Wireless – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to our Condensed Consolidated Financial Statements for further information.

We may need to raise significant additional capital in the future to fund the efforts described above, which may not be available on acceptable terms or at all. There can be no assurance that we, the Northstar Entities and/or the SNR Entities will be able to develop and implement business models that will realize a return on these wireless spectrum licenses or that we, the Northstar Entities and/or the SNR Entities will be able to profitably deploy the assets represented by these wireless spectrum licenses, which may affect the carrying amount of these assets and our future financial condition or results of operations. See Note 11 “Commitments and Contingencies – Commitments – Wireless” in the Notes to our Condensed Consolidated Financial Statements for further information.

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

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the nine months ended September 30, 2020. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Changes in internal control over financial reporting

On July 1, 2020, we completed Boost Mobile Acquisition. This resulted in us implementing new processes and internal controls to assist us in the preparation and disclosure of financial information associated with the transaction. Given the magnitude of the Boost Mobile Acquisition and the complexity of the applicable systems and business processes, we intend to exclude the Prepaid Business from our assessment and report on internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act), during the most recently completed fiscal quarter. In addition, we are continually monitoring the COVID-19 pandemic and any potential impact to our internal controls.

PART II — OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS

See Note 11 “Commitments and Contingencies – Litigation” in the Notes to our Condensed Consolidated Financial Statements for information regarding certain legal proceedings in which we are involved.

Item 1A. RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and June 30, 2020 include a detailed discussion of our risk factors.

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our Class A common stock from July 1, 2020 through September 30, 2020:

			Total Number of	Maximum Approximate
	Total		Shares Purchased	Dollar Value of Shares
	Number of	Average	as Part of Publicly	that May Yet be
	Shares	Price Paid	Announced	Purchased Under the
Period	Purchased	per Share	Programs	Programs (1)

	(In thousands, except share data)
July 1, 2020 - July 31, 2020	—	$—	—	$1,000,000
August 1, 2020 - August 31, 2020	—	$—	—	$1,000,000
September 1, 2020 - September 30, 2020	—	$—	—	$1,000,000
Total	—		$—	$1,000,000

(1)	On October 30, 2020, our Board of Directors authorized stock repurchases of up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2021. Purchases under our repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors. We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

Item 5. OTHER INFORMATION

Ergen 2020 Performance Award

On November 4, 2020, the Executive Compensation Committee of the Board of Directors (the “Compensation Committee”) of DISH Network approved an award to Mr. Charles W. Ergen, DISH Network’s Chairman, of long-term performance-based options (the “Ergen 2020 Performance Award” or the “Award”) to purchase up to 12,500,000 shares of DISH Network’s Class A Common Stock (the “Class A Shares”). The Award is subject to the achievement of performance vesting goals based on specified stock price targets (the “DISH Stock Price Targets”) as set forth in the table below over the ten-year period following the date of grant (except for the first two DISH Stock Price Goals (Tranche 1 and Tranche 2)). The Award will be granted on November 6, 2020, with an exercise price equal to the closing stock price of a Class A Share as reported on NASDAQ on November 6, 2020 (the “Award Exercise Price”) which will follow DISH Network’s earnings release for its quarter ending September 30, 2020 (which is expected to be released before trading begins on November 6, 2020). The Award will expire on February 6, 2031.

In approving the Ergen 2020 Performance Award, the Compensation Committee recognized, among other things, the unique blend of leadership, experience, and knowledge of our industry and business that Mr. Ergen brings to DISH Network and the continued importance of Mr. Ergen’s role as the individual who identifies strategic priorities and leads the execution of DISH Network’s long-term strategy, including, without limitation, its wireless business, which is expected to drive long-term value for DISH Network and its stockholders. In an effort to further incentivize Mr. Ergen’s continued long-term performance, the Compensation Committee designed the Award to be a challenging long-term incentive for future performance, and the Compensation Committee noted in particular that the performance thresholds could take many years to achieve, if they can be achieved at all. In addition, the Compensation Committee sought to ensure that the Ergen 2020 Performance Award would further align Mr. Ergen’s interests with those of DISH Network’s stockholders over the long-term.

In connection with its design, evaluation and approval of the Ergen 2020 Performance Award, the Compensation Committee retained an independent compensation consultant, Compensia, a national compensation consulting firm, to consider various designs for the structure of the award related to the grant value and award structure. Compensia’s review included an assessment of comparable long-term incentive awards granted to other leaders of a range of technology and media companies. In addition, Compensia prepared a competitive market assessment of Mr. Ergen’s projected annual compensation relative to the annual pay of leaders at a peer set of similar industry and size/value competitors to DISH Network. This analysis determined that Mr. Ergen’s annual compensation (including the annualized fair value of the Ergen 2020 Performance Award) was generally lower than the compensation of the leaders of these peer companies.

Although the Award Exercise Price (which affects non-cash stock compensation expense) will not be established until the end of trading on November 6, 2020, assuming an Award Exercise Price of $25.82 (the closing price of a Class A Share as reported on NASDAQ on November 2, 2020), the Ergen 2020 Performance Award would result in an estimated aggregate non-cash stock compensation expense to DISH Network in the range of approximately $80 million to $90 million. DISH Network will recognize such expense over the period from the date of grant through approximately December 31, 2028, and currently estimates that approximately three-fourths of the total will be recognized in the first four years following the date of the grant.

Subject to Mr. Ergen’s continued employment in his position as Chairman of DISH Network (or a substantially equivalent role as determined by the Compensation Committee in its discretion) through the date on which the DISH Stock Price Targets are achieved, the Ergen 2020 Performance Award will vest in the following tranches upon achievement of the following DISH Stock Price Goals:

Tranche	DISH Stock Price Goal	Absolute Change in DISH Stock Price from Award Exercise Price	Vesting %	Options Vesting
1	125% of Award Exercise Price	25%	10%	1,250,000
2	125% of DISH Stock Price Goal for Tranche #1	56%	10%	1,250,000
3	125% of DISH Stock Price Goal for Tranche #2	95%	10%	1,250,000
4	125% of DISH Stock Price Goal for Tranche #3	144%	10%	1,250,000
5	125% of DISH Stock Price Goal for Tranche #4	205%	10%	1,250,000
6	125% of DISH Stock Price Goal for Tranche #5	281%	10%	1,250,000
7	125% of DISH Stock Price Goal for Tranche #6	377%	10%	1,250,000
8	125% of DISH Stock Price Goal for Tranche #7	496%	10%	1,250,000
9	125% of DISH Stock Price Goal for Tranche #8	645%	10%	1,250,000
10	125% of DISH Stock Price Goal for Tranche #9	831%	10%	1,250,000

 In the event that a DISH Stock Price Goal is determined by the Compensation Committee to have been achieved during an applicable calendar quarter (or at its ten-year anniversary) as set forth below: (i) that applicable DISH Stock Price Goal will be retired; and (ii) the corresponding tranche of the option will vest and shall become exercisable contemporaneously with the filing of the Corporation’s financial results for that quarter or year, as applicable, with the Securities and Exchange Commission.

For purposes of the DISH Stock Price Goals, except for Tranches 1 and 2, the Stock Price Goal will be considered achieved if the average closing stock price, as reported on NASDAQ, of the Class A Shares for the thirty (30) calendar day period immediately prior to the end of during any calendar quarter exceeds the respective DISH Stock Price Goal (and the thirty (30) calendar day period prior to the Award’s ten-year anniversary on November 6, 2030) during the period that is ten years following the date of the grant.

With respect to Tranche 1, the applicable DISH Stock Price Goal will be considered achieved if the average closing stock price, as reported on NASDAQ, of the Class A Shares for the thirty (30) calendar day period immediately prior to the end of any calendar quarter exceeds the respective DISH Stock Price Goal during the first four years following the date of the grant.

With respect to Tranche 2, the applicable DISH Stock Price Goal will be considered achieved if the average closing stock price, as reported on NASDAQ, of the Class A Shares for the thirty (30) calendar day period immediately prior to the end of any calendar quarter exceeds the respective DISH Stock Price Goal during the first seven years following the date of the grant.

In the event a “change in control” of the Corporation occurs while any portion of the 2020 Ergen Performance Award is unvested, the value of the transaction consideration per share for a Class A Share will be used to determine whether any additional portion of the Ergen 2020 Performance Award will vest. For purposes of the Award, a “change in control” of the Corporation is generally deemed to occur upon: (i) a transaction or a series of transactions the result of which is that any person (other than Mr. Ergen (our controlling shareholder) or a related party) individually owns more than fifty percent (50%) of the total equity interests of either: (A) the Corporation; or (B) the surviving entity in any such transaction(s) or a controlling affiliate of such surviving entity in such transaction(s); and (ii) the first day on which a majority of the members of the Board of Directors are not continuing directors.

The Ergen 2020 Performance Award is being granted under the terms of the Corporation’s 2019 Stock Incentive Plan and a non-qualified stock option agreement that includes, among other terms and conditions, a post-exercise holding period requirement (net of taxes and exercise price) on the Class A Shares obtained upon exercise that is equal to the longer of (i) five years from the date of grant; or (ii) one year following the date of exercise for applicable shares exercised under the Award.

The foregoing summary of the terms and conditions of the Ergen 2020 Performance Award set forth above do not purport to be complete and are qualified in their entirety by reference to the provisions of the Corporation’s 2019 Stock Incentive Plan and by reference to the non-qualified stock option agreement, which is attached as Exhibit 10.1 to this current report on Form 10-Q and is incorporated by reference into this Item 5 of Part II.

Item 6.EXHIBITS

(a)	Exhibits.

10.1*	Incentive Stock Option Agreement

10.2*	Non-Qualified Stock Option Agreement

10.3*	Restricted Stock Unit Agreement

10.4*	Master Network Service Agreement, dated as of July 1, 2020, by and among DISH Network Corporation, DISH Purchasing Corporation, and T-Mobile USA, Inc.

10.5*	License Purchase Agreement, dated as of July 1, 2020, by and among DISH Network Corporation and T-Mobile USA, Inc.

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

101*

The following materials from the Quarterly Report on Form 10-Q of DISH Network for the quarter ended September 30, 2020 filed on November 6, 2020, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

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

Date: November 6, 2020