Form 10-K
period 2020-12-31
DISH Network CORP
filed 2021-02-22
CIK 1001082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2020, the aggregate market value of Class A common stock held by non-affiliates of the registrant was $8.8 billion based upon the closing price of the Class A common stock as reported on the Nasdaq Global Select Market as of the close of business on the last trading day of the month.

As of February 10, 2021, the registrant’s outstanding common stock consisted of 287,734,942 shares of Class A common stock and 238,435,208 shares of Class B common stock, each $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated into this Form 10-K by reference:

Portions of the registrant’s definitive Proxy Statement to be filed in connection with its 2021 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, in particular, statements about our plans, objectives and strategies, growth opportunities in our industries and businesses, our expectations regarding future results, financial condition, liquidity and capital requirements, our estimates regarding the impact of regulatory developments and legal proceedings, and other trends and projections. Forward-looking statements are not historical facts and may be identified by words such as “future,” “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “estimate,” “expect,” “predict,” “will,” “would,” “could,” “can,” “may,” and similar terms. These forward-looking statements are based on information available to us as of the date of this Annual Report on Form 10-K and represent management’s current views and assumptions. Forward-looking statements are not guarantees of future performance, events or results and involve known and unknown risks, uncertainties and other factors, which may be beyond our control. Accordingly, actual performance, events or results could differ materially from those expressed or implied in the forward-looking statements due to a number of factors, including, but not limited to, those summarized below:

SUMMARY OF RISK FACTORS

COVID-19 Pandemic

●	The COVID-19 pandemic and its impact on the economic environment generally, and on us specifically, have adversely impacted our business. Furthermore, any continuation or worsening of the pandemic and economic environment could have a material adverse effect on our business, financial condition and results of operations.

Competition and Economic Risks

●	We face intense and increasing competition from providers of video, broadband and/or wireless services, which may require us to further increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.
●	Changing consumer behavior and new technologies in our Pay-TV business may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.
●	We face certain risks competing in the wireless services industry and operating a facilities-based wireless services business.
●	Our pay-TV competitors may be able to leverage their relationships with programmers to reduce their programming costs and/or offer exclusive content that will place them at a competitive advantage to us.
●	Through the MNSA, we depend primarily on T-Mobile in providing services to our retail wireless subscribers, and any system failure related to T-Mobile’s wireless network, interruption in the services provided by T-Mobile, including the shutdown of its CDMA Network on or around January 1, 2022 and/or the termination of the MNSA could negatively impact our subscriber activations, our subscriber churn rate and our subscriber base, which in turn could have a material adverse effect our business, financial condition and results of operations.
●	Changes in how network operators handle and charge for access to data that travels across their networks could adversely impact our Pay-TV business.
●	Economic weakness and uncertainty may adversely affect our ability to grow or maintain our business.

i

Operational and Service Delivery Risks

●	Any deterioration in our operational performance and subscriber satisfaction could adversely affect our business, financial condition and results of operations.
●	If our subscriber activations decrease, or if our subscriber churn rate, subscriber acquisition costs or retention costs increase, our financial performance will be adversely affected.
●	With respect to our Pay-TV business, programming expenses are increasing, which may adversely affect our future financial condition and results of operations.
●	We depend on others to provide the programming that we offer to our Pay-TV subscribers and, if we fail to obtain or lose access to certain programming, our Pay-TV subscriber activations and our subscriber churn rate may be negatively impacted.
●	We may not be able to obtain necessary retransmission consent agreements at acceptable rates, or at all, from local network stations.
●	Any failure or inadequacy of our information technology infrastructure and communications systems or those of third parties that we use in our operations, including, without limitation, those caused by cyber-attacks or other malicious activities, could disrupt or harm our business.
●	Our failure to effectively invest in, introduce, and implement new competitive products and services could cause our products and services to become obsolete and could negatively impact our business.
●	We rely on a single vendor or a limited number of vendors to provide certain key products or services to us, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.
●	We depend on independent third parties to solicit orders for our services that represent a meaningful percentage of our total gross new subscriber activations.
●	We have limited satellite capacity and failures or reduced capacity could adversely affect our business, financial condition and results of operations.
●	We may have potential conflicts of interest with EchoStar due to our common ownership and management.
●	We rely on highly skilled personnel for our business, and any inability to hire and retain key personnel or hire qualified personnel may negatively affect our business, financial condition and results of operations.

Acquisition and Capital Structure Risks

●	We have made substantial investments to acquire certain wireless spectrum licenses and other related assets, and we may be unable to realize a return on these assets.
●	We have made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses, and we may be unable to obtain a profitable return on these investments.
●	We may pursue acquisitions and other strategic transactions to complement or expand our business that may not be successful, and we may lose up to the entire value of our investment in these acquisitions and transactions.
●	We have substantial debt outstanding and may incur additional debt.
●	We may need additional capital, which may not be available on acceptable terms or at all, to continue investing in our business and to finance acquisitions and other strategic transactions.
●	The conditional conversion features of our 3 3/8% Convertible Notes due 2026 (the “Convertible Notes due 2026”) and our 2 3/8% Convertible Notes due 2024 (the “Convertible Notes due 2024”), if triggered, may adversely affect our financial condition.

ii

●	The convertible note hedge and warrant transactions that we entered into in connection with the offering of the Convertible Notes due 2026 may affect the value of the Convertible Notes due 2026 and our Class A common stock.
●	We are subject to counterparty risk with respect to the convertible note hedge transactions.
●	From time to time a portion of our investment portfolio may be invested in securities that have limited liquidity and may not be immediately accessible to support our financing needs.
●	We are controlled by one principal stockholder who is also our Chairman.
●	It may be difficult for a third party to acquire us, even if doing so may be beneficial to our shareholders, because of our ownership structure.

Legal and Regulatory Risks

●	Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.
●	We are, and may become, party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.
●	Our services depend on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.
●	If our internal controls are not effective, our business, stock price and investor confidence in our financial results may be adversely affected.
●	We may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).

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

OVERVIEW

DISH Network Corporation was organized in 1995 as a corporation under the laws of the State of Nevada. We started offering the DISH® branded pay-TV service in March 1996 and started offering retail wireless services in July 2020. Our common stock is publicly traded on the Nasdaq Global Select Market under the symbol “DISH.” Our principal executive offices are located at 9601 South Meridian Boulevard, Englewood, Colorado 80112 and our telephone number is (303) 723-1000.

DISH Network Corporation is a holding company. Its subsidiaries operate two primary business segments, Pay-TV and Wireless. Our Wireless business segment consists of two business units, Retail Wireless and 5G Network Deployment.

Pay-TV

We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, FCC licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“SLING TV”). As of December 31, 2020, we had 11.290 million Pay-TV subscribers in the United States, including 8.816 million DISH TV subscribers and 2.474 million SLING TV subscribers.

Wireless – Retail Wireless

As a result of the Boost Mobile Acquisition and the Ting Mobile Acquisition (as defined below), we have entered the retail wireless business. See Note 6 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information. We offer nationwide prepaid and postpaid retail wireless services to subscribers under our Boost Mobile and Ting Mobile brands, as well as a competitive portfolio of wireless devices. Prepaid wireless subscribers generally pay in advance for monthly access to wireless talk, text, and data services. Postpaid wireless subscribers generally are qualified to pay after receiving wireless talk, text, and data services. We are currently operating our retail wireless business unit as a mobile virtual network operator (“MVNO”) while we build our 5G broadband network. As an MVNO, we depend primarily on T-Mobile US, Inc. (“T-Mobile”) to provide us with network services under the MNSA. We acquired over 9 million subscribers as a result of the Boost Mobile Acquisition and acquired over 200,000 subscribers as a result of the Ting Mobile Acquisition. As of December 31, 2020, we had 9.055 million retail wireless subscribers.

Wireless – 5G Network Deployment

We have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets and made over $10 billion in non-controlling investments in certain entities, for a total of over $21 billion. The $21 billion of investments related to wireless spectrum licenses does not include $6 billion of capitalized interest related to the carrying value of such licenses. See Note 2 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on capitalized interest. We plan to commercialize our wireless spectrum licenses through the completion of the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G network (our “5G Network Deployment”).

Recent Developments

We accounted for the Boost Mobile Acquisition and Ting Mobile Acquisition as business combinations. The identifiable assets acquired and liabilities assumed were recorded at their preliminary fair values as of the acquisition date and are consolidated into our financial statements. Our Consolidated Statements of Operations and Comprehensive Income (Loss) includes the results of the Boost Mobile Acquisition from July 1, 2020 and the Ting Mobile Acquisition from August 1, 2020. See Note 6 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Boost Mobile Acquisition

Asset Purchase Agreement

On July 26, 2019, we entered into an Asset Purchase Agreement (the “APA”) with T-Mobile and Sprint Corporation (“Sprint” and together with T-Mobile, the “Sellers” and given the consummation of the Sprint- T-Mobile merger, sometimes referred to as “NTM”) to acquire from NTM certain assets and liabilities associated with Sprint’s Boost Mobile and Sprint-branded prepaid mobile services businesses (the “Prepaid Business”) for an aggregate purchase price of $1.4 billion as adjusted for specific categories of net working capital on the closing date (the “Boost Mobile Acquisition”). Effective July 1, 2020 (the “Closing Date”), upon the terms and subject to the conditions set forth in the APA and in accordance with the Final Judgment (as defined below), we and T-Mobile completed the Boost Mobile Acquisition.

In connection with the Boost Mobile Acquisition and the consummation of the Sprint- T-Mobile merger, we, T-Mobile, Sprint, Deutsche Telekom AG (“DT”) and SoftBank Group Corporation (“SoftBank”) came to an agreement with the United States Department of Justice (the “DOJ”) on key terms and approval of the Transaction Agreements (as defined below) and our wireless service business and spectrum. On July 26, 2019, we, T-Mobile, Sprint, DT and SoftBank (collectively, the “Defendants”) entered into a Stipulation and Order (the “Stipulation and Order”) with the DOJ binding the Defendants to a Proposed Final Judgment (the “Proposed Final Judgment”) which memorialized the agreement between the DOJ and the Defendants. The Stipulation and Order and the Proposed Final Judgment were filed in the United States District Court for the District of Columbia (the “District Court”) on July 26, 2019 and on April 1, 2020, the Proposed Final Judgment was entered with the District Court (the Proposed Final Judgment as so entered with the District Court, the “Final Judgment”) and the Sellers consummated the Sprint-T-Mobile merger.

The term of the Final Judgment is seven years from the date of its entry with the District Court or five years if the DOJ gives notice that the divestitures, build-outs and other requirements have been completed to its satisfaction. A Monitoring Trustee has been appointed by the District Court that has the power and authority to monitor the Defendants’ compliance with the Final Judgment and settle disputes among the Defendants regarding compliance with the provisions of the Final Judgment and may recommend action to the DOJ in the event a party fails to comply with the Final Judgment. See Note 6 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on the Stipulation and Order and the Final Judgment, including our build-out commitments.

Also in connection with the closing of the Boost Mobile Acquisition, we and T-Mobile entered into a transition services agreement under which we will receive certain transitional services (the “TSA”), a master network services agreement for the provision of network services by T-Mobile to us (the “MNSA”), an option agreement entitling us to acquire certain decommissioned cell sites and retail stores of T-Mobile (the “Option Agreement”) and an agreement under which we would purchase all of Sprint’s 800 MHz spectrum licenses, totaling approximately 13.5 MHz of nationwide wireless spectrum for an additional approximately $3.59 billion (the “Spectrum Purchase Agreement” and together with the APA, the TSA, the MNSA and the Option Agreement, the “Transaction Agreements”). See Note 6 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on the Transaction Agreements.

Ting Mobile Acquisition

On August 1, 2020, we entered into an asset purchase agreement with Tucows Inc. (“Tucows”) pursuant to which we purchased the assets of Ting Mobile, including over 200,000 Ting Mobile subscribers (the “Ting Mobile Acquisition”). In addition, we entered into a services agreement pursuant to which Tucows will act as a mobile virtual network enabler for certain of our retail wireless subscribers. The consideration for the Ting Mobile Acquisition is an earn out provision and the fair value of the earn out provision has been assigned to a customer relationship intangible that is recorded in “Intangible assets, net” with the offset recorded in “Long-term deferred revenue and other long-term liabilities” on our Consolidated Balance Sheets. See Note 6 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

PAY-TV

Business Strategy – Pay-TV

Our Pay-TV business strategy is to be the best provider of video services in the United States by providing products with the best technology, outstanding customer service, and great value. We promote our Pay-TV services as providing our subscribers with a better “price-to-value” relationship than those available from other subscription television service providers.

●	Products with the Best Technology. We offer a wide selection of local and national HD programming and are a technology leader in our industry, offering award-winning DVRs (including our Hopper® whole-home HD DVR), multiple tuner receivers, 1080p and 4K video on demand and external hard drives. We offer several Sling TV services, including Sling Orange (our single-stream Sling domestic service), Sling Blue (our multi-stream Sling domestic service), Sling International, and Sling Latino, among others, as well as add-on extras, pay-per-view events and a cloud based DVR service.

●	Outstanding Customer Service. We strive to provide outstanding customer service by improving the quality of the initial installation of subscriber equipment, improving the reliability of our equipment, better educating our customers about our products and services, and resolving customer problems promptly and effectively when they arise.

●	Great Value. We have historically been viewed as the low-cost provider in the pay-TV industry in the United States. With our DISH TV services, we are currently focused on our brand promise “Tuned into You” and a message of Service, Value and Technology. For example, for certain new and qualifying customers we guarantee our pricing for certain programming packages and equipment for a two-year commitment period. We also offer a differentiated customer experience with our award winning Hopper Platform that integrates voice control powered by Google Assistant, access to apps including Netflix, Prime Video and You Tube, and the ability to watch live, recorded and On Demand content anywhere with the DISH Anywhere mobile application. As another example, our Sling Orange service and our Sling Blue service are two of the lowest priced live-linear online streaming services in the industry.

Products and Services – Pay-TV

DISH TV services. We offer a wide selection of video services under the DISH TV brand, with access to hundreds of channels depending on the level of subscription. Our standard programming packages generally include programming provided by national broadcast networks, local broadcast networks and national and regional cable networks. We also offer programming packages that include regional and specialty sports channels, premium movie channels and Latino and international programming. Our Latino and international programming packages allow subscribers to choose from over 340 channels in 26 languages.

In addition, we offer our DISH TV subscribers streaming access through DISH On Demand® to thousands of movies and television shows via their TV or Internet-connected devices.

Our DISH TV subscribers also have the ability to use dishanywhere.com and our DISH Anywhere mobile applications on Internet-connected devices to view authorized content, search program listings and remotely control certain features of their DVRs. Dishanywhere.com and our DISH Anywhere mobile applications provide access to thousands of movies and television shows.

SLING TV services. We market our SLING TV services to consumers who do not subscribe to traditional satellite and cable pay-TV services, as well as to current and recent traditional pay-TV subscribers who desire a lower cost alternative. Our SLING TV services require an Internet connection and are available on multiple streaming-capable devices including streaming media devices, TVs, tablets, computers, game consoles and phones. We offer SLING domestic, SLING International, and SLING Latino video programming services. We offer domestic SLING TV services as a single-stream service branded SLING Orange and a multi-stream service branded SLING Blue, which includes, among other things, the ability to stream on up to three devices simultaneously. We also offer add-on extras, pay-per-view events and a cloud based DVR service.

Distribution Channels – Pay-TV

We operate in the consumer market in the United States and use print, radio, television and Internet media, on a local and national basis to motivate potential subscribers to contact DISH TV and SLING TV, visit our websites or contact independent third party retailers. We often offer our new DISH TV subscribers certain programming at no additional charge and/or promotional pricing during a commitment period. We often offer our new Sling TV subscribers free trials and/or streaming-capable devices at no additional charge and/or promotional pricing.

While we offer receiver systems and programming through direct sales channels, a meaningful percentage of our gross new DISH TV subscriber activations are generated through independent third parties such as small retailers, direct marketing groups, local and regional consumer electronics stores, nationwide retailers, and telecommunications companies. In general, we pay these independent third parties a mix of upfront and monthly incentives to solicit orders for our services and provide customer service. We offer our SLING TV services through direct sales channels and third-party marketing agreements.

We incur significant upfront costs to provide our new DISH TV subscribers with in-home equipment, which most of our new DISH TV subscribers lease from us. We also incur significant upfront costs to install satellite dishes and receivers in the homes of our new DISH TV subscribers.

Competition – Pay-TV

Competition has intensified in recent years as the pay-TV industry has matured. We and our competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of pay-TV services. We face substantial competition from established pay-TV providers and broadband service providers and increasing competition from companies providing/facilitating the delivery of video content via the Internet to computers, televisions, and other streaming and mobile devices, including wireless service providers. In recent years, industry consolidation and convergence has created competitors with greater scale and multiple product/service offerings. These developments, among others, have contributed to intense and increasing competition, and we expect such competition to continue.

Many of our competitors have been especially aggressive by offering discounted programming and services for both new and existing subscribers, including bundled offers combining broadband, video and/or wireless services and other promotional offers. Certain competitors have been able to subsidize the price of video services with the price of broadband and/or wireless services.

Our Pay-TV services also face increased competition from programmers and other companies who distribute video directly to consumers over the Internet, as well as traditional satellite television providers, cable companies and large telecommunications companies that are increasing their Internet-based video offerings. We also face competition from providers of video content, many of which are providers of our programming content, that distribute content over the Internet including services with live-linear television programming, as well as single programmer offerings and offerings of large libraries of on-demand content, including in certain cases original content. These providers include, among others, Netflix, Hulu, Apple, Amazon, Alphabet, Disney, Verizon, AT&T, T-Mobile, ViacomCBS, STARZ, Peacock, Fubo and Philo.

Significant changes in consumer behavior with regard to the means by which consumers obtain video entertainment and information in response to digital media competition could have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business. In particular, consumers have shown increased interest in viewing certain video programming in any place, at any time and/or on any broadband-connected device they choose. Online content providers may cause our subscribers to disconnect our DISH TV services (“cord cutting”), downgrade to smaller, less expensive programming packages (“cord shaving”) or elect to purchase through these online content providers a certain portion of the services that they would have historically purchased from us, such as pay-per-view movies.

For further information see “Item 1A – Risk Factors – Competition and Economic Risks – We face intense and increasing competition from providers of video, broadband and/or wireless services, which may require us to further increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.”

RETAIL WIRELESS

Business Strategy - Retail Wireless

We offer nationwide prepaid and postpaid retail wireless services to subscribers under our Boost Mobile and Ting Mobile brands, as well as a competitive portfolio of wireless devices. Prepaid wireless subscribers generally pay in advance for monthly access to wireless talk, text, and data services. Postpaid wireless subscribers are qualified to pay after receiving wireless talk, text, and data services. We currently operate our retail wireless business unit as an MVNO while we build our 5G broadband network. As an MVNO, we depend primarily on T-Mobile to provide us with network services under the MNSA.

Our retail wireless business strategy is to expand our current target segments and profitably grow our subscriber base by acquiring and retaining high quality subscribers while we complete our 5G Network Deployment. We intend to acquire high quality subscribers by providing competitive offers, increased consumer value and innovative new value-added services that better meet those subscribers’ needs and budget. We intend on retaining those subscribers through compelling new value-added services and outstanding customer service. As we work to integrate our retail wireless brands one of our focuses will be to ensure that our Pay-TV subscribers are aware of the increased value available to them through our retail wireless brands.

Products and Services - Retail Wireless

Currently, we offer wireless subscribers competitive consumer plans with no annual service contracts and monthly service plans offered range from $10 for 1GB of high-speed data and unlimited talk and text to $60 for unlimited data, talk and text. We also offer promotional plans, including, among others, three lines for $90 for unlimited data, talk and text.

Distribution Channels - Retail Wireless

We operate in the consumer market in the United States and use print, radio, television and Internet media, on a local and national basis to motivate potential subscribers to contact Boost Mobile, visit our websites or contact independent third party retailers.

We have both an indirect sales channel, which includes third-party owned retail stores and big box stores, and a direct sales channel, which services customers online. Through the indirect sales channel, we utilize direct distribution partners to facilitate product delivery to the third-party Boost Mobile retailers.

We have relationships with most large manufacturers of wireless devices. We can incur significant upfront costs to subsidize wireless devices offered under promotional pricing to consumers.

Competition - Retail Wireless

Boost Mobile operates within the prepaid wireless space and Ting Mobile operates within the postpaid wireless space. Retail Wireless is a mature market with moderate year-over-year organic growth. Competitors include providers who offer similar communication services, such as talk, text and data. Competitive factors within the wireless communications services industry include pricing, market saturation, service and product offerings, customer experience and service quality. We compete with a number of national wireless carriers, including Verizon, AT&T and T-Mobile, all of which are significantly larger than us, serve a significant percentage of all wireless subscribers and enjoy scale advantages compared to us. Verizon, AT&T, and T-Mobile are currently the only nationwide Mobile Network Operators (“MNOs”) in the United States. Primary competitors to our Retail Wireless business unit include, but are not limited to, Metro PCS (owned by T-Mobile), Cricket Wireless (owned by AT&T), Tracfone Wireless and other MVNOs such as Consumer Cellular and Mint Mobile. Verizon announced its pending acquisition of Tracfone Wireless in September 2020.

5G NETWORK DEPLOYMENT

We have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets and made over $10 billion in non-controlling investments in certain entities, for a total of over $21 billion. The $21 billion of investments related to wireless spectrum licenses does not include $6 billion of capitalized interest related to the carrying value of such licenses.  See Note 2 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on capitalized interest.

DISH Network Spectrum

We have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets. These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. We plan to commercialize our wireless spectrum licenses through the completion of our 5G Network Deployment. To that end, we have undertaken several key steps including identifying markets to build out, making executive and management hires and entering into agreements with key vendors. For example, on November 16, 2020, we announced a long-term agreement with Crown Castle pursuant to which Crown Castle will lease us space on up to 20,000 communication towers.  As part of the agreement, we will also receive certain fiber transport services and have the option to utilize Crown Castle for pre-construction services.  During December 2020, we completed a successful field validation, utilizing our fully-virtualized standalone 5G core network and the industry’s first O-RAN compliant radio. We currently expect expenditures for our 5G Network Deployment to be approximately $10 billion, excluding capitalized interest.

We will need to make significant additional investments or partner with others to, among other things, complete our 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as we complete our 5G Network Deployment we will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure. We may also determine that additional wireless spectrum licenses may be required to complete our 5G Network Deployment and to compete with other wireless service providers. See Note 2 and Note 16 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

The AWS-3 Licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. The Northstar Entities and/or the SNR Entities may need to raise significant additional capital in the future, which may be obtained from third party sources or from us, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses and make any potential Northstar Re-Auction Payment and SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC. Depending upon the nature and scope of such commercialization, build-out and integration efforts, regulatory compliance, and potential Northstar Re-Auction Payment and SNR Re-Auction Payment, any loans, equity contributions or partnerships could vary significantly.

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

GOVERNMENT REGULATIONS

Our operations, particularly our Pay-TV operations, our wireless services business and our wireless spectrum licenses are subject to significant government regulation and oversight, primarily by the FCC and, to a certain extent, by Congress, other federal agencies and international, foreign, state and local authorities. Depending on the circumstances, noncompliance with legislation or regulations promulgated by these authorities could result in limitations on, or the suspension or revocation of, our licenses or registrations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties, any of which could have a material adverse effect on our business, financial condition and results of operations. These governmental authorities could also adopt regulations or take other actions that would adversely affect our business prospects.

Furthermore, any government policy changes, which may be substantial, could increase regulatory uncertainty. The adoption or modification of laws or regulations relating to video programming distribution, satellite services, wireless telecommunications, broadband, the Internet or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business. In addition, the manner in which regulations or legislation in these areas may be interpreted and enforced cannot be precisely determined, which in turn could have an adverse effect on our business, financial condition and results of operations.

Wireless services and our wireless spectrum licenses are subject to regulation by the FCC and, depending on the jurisdiction, other federal, state and local, as well as international, governmental authorities and regulatory agencies, including, among other things, regulations governing the licensing, construction, operation, sale and interconnection arrangements of wireless telecommunications systems. In particular, the FCC imposes significant regulation on licensees of wireless spectrum with respect to how radio spectrum is used by licensees, the nature of the services that licensees may offer and how the services may be offered, and resolution of issues of interference between spectrum bands. The FCC grants wireless licenses for terms of generally 10-12 years that are subject to renewal or revocation. There can be no assurances that our wireless spectrum licenses will be renewed. Failure to comply with FCC build-out requirements in a given license area may result in acceleration of other build-out requirements or in the modification, cancellation, or non-renewal of licenses. For further information related to our licenses and build-out requirements related to our wireless spectrum licenses see Note 16 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

The following summary of regulatory developments and legislation in the United States is not intended to describe all present and proposed government regulation and legislation affecting the video programming distribution, satellite services, wireless telecommunications, broadband, and Internet industries. Government regulations that are currently the subject of judicial or administrative proceedings, legislative hearings or administrative proposals could change these industries to varying degrees. We cannot predict either the outcome of such proceedings or any potential impact they might have on these industries or on our operations.

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

Interference from Other Services Sharing Satellite Spectrum. The FCC has adopted rules that allow non-geostationary orbit (“NGSO”) FSS satellites to operate on a co-primary basis in the same frequency band as our DBS and geostationary orbit (“GSO”) FSS satellites. The FCC has also authorized the use of multichannel video distribution and data service (“MVDDS”) licenses in the DBS band. MVDDS licenses were auctioned in 2004. MVDDS systems have been commercially deployed in a few markets. We have MVDDS licenses in 82 out of 214 geographical license areas, including Los Angeles, New York City, Chicago and several other major metropolitan areas. Despite regulatory provisions intended to protect DBS and FSS operations from harmful interference, there can be no assurance that operations by other satellites or terrestrial communication services in the DBS and FSS bands will not interfere with our DBS and FSS operations and adversely affect our business. Space Exploration Corporation (“Spacex”), OneWeb LLC (“OneWeb”) and others have obtained FCC authority to launch and operate, or provide service from, NGSO satellite systems using a variety of spectrum bands, including the 12.2-12.7 GHz band, which we use for our DBS service, and where we also have certain licenses to provide one-way terrestrial MVDDS service. If these systems are launched and put into operation, there can be no assurance that they will not interfere with our DBS operations and adversely affect our business or that they will not hinder our ability to provide MVDDS service.

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

Separate Security, Plug and Play. The STELA Reauthorization Act of 2014 (“STELAR”) ended the “integration ban” that required cable companies to separate security functionality from the other features of their set-top boxes and that required leased cable set-top boxes to include CableCARDs effective December 2015. Set-top boxes used by DBS providers were not subject to this separate security requirement. STELAR required the FCC to establish a working group of technical experts to identify and report on downloadable security design options that are not unduly burdensome and that promote competition with respect to the availability of navigation devices. The working group released a report in August 2015, which declined to offer a consensus recommendation regarding downloadable security design options. However, we cannot predict whether the FCC will take further action regarding downloadable security. Also, the FCC adopted the so-called “plug and play” standard for compatibility between digital television sets and cable systems. That standard was developed through negotiations involving the cable and consumer electronics industries, but not the satellite television industry. The FCC’s adoption of the standard was accompanied by certain rules regarding copy protection measures that were applicable to us. We appealed the FCC’s decision regarding the copy protection measures to the United States Court of Appeals for the D.C. Circuit (“D.C. Circuit”) and on January 15, 2013 the D.C. Circuit vacated the FCC’s decision. The FCC is also considering various proposals to establish two-way digital cable “plug and play” rules. That proceeding also asks about means to incorporate all pay-TV providers into its “plug and play” rules. The cable industry and consumer electronics companies have reached a “tru2way” commercial arrangement to resolve many of the outstanding issues in this docket. We cannot predict whether the FCC will impose rules on our DISH TV operations that are based on cable system architectures or the private cable/consumer electronics tru2way commercial arrangement. Complying with the separate security and other “plug and play” requirements may not be technically feasible or may require potentially costly modifications to our set-top boxes and operations. We cannot predict the timing or outcome of this FCC proceeding.

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

Media Ownership Rules. Also in 2016, the broadcast industry petitioned the FCC to relax its media ownership rules, which, among other things, limit the number of commonly owned TV stations per market and restrict newspaper/broadcast cross-ownership and radio/TV cross-ownership. In November 2017, the FCC voted to: (i) eliminate the newspaper/broadcast cross-ownership rule; (ii) eliminate the radio/television cross-ownership rule; (iii) relax the local television ownership rules to eliminate certain restrictions and modify others; and (iv) eliminate the attribution rule for television joint-sales agreements (collectively, the “2017 Order”). Additionally, in December 2017, the FCC initiated a rulemaking proceeding seeking comment on changes to the national television multiple-ownership rule, including changes that could relax or eliminate the current limits that prevent entities from owning or controlling television stations that, in the aggregate, reach more than 39 percent of the television households in the country.  If the FCC were to relax or eliminate some or all of the national television multiple-ownership rule, it could increase the negotiating leverage that broadcasters hold in retransmission consent negotiations. In December 2018, the FCC initiated a rulemaking proceeding to commence its periodic review of media ownership rules. We cannot predict whether the FCC will change any of its media ownership rules or the effect that any changes to the media ownership rules could have on our future retransmission consent negotiations. In 2019, the U.S. Court of Appeals for the Third Circuit vacated the 2017 Order. Pursuant to this decision in Prometheus Radio Project v. FCC, on December 20, 2019 the FCC amended its rules to reverse the 2017 Order and reinstate the rules as they existed prior to the 2017 Order. The FCC, though, petitioned for a writ of certiorari with the Supreme Court of the United States (the “Supreme Court”) to reverse the Third Circuit’s decision. The petition for writ of certiorari was granted on October 2, 2020. Oral arguments occurred on January 19, 2021. We cannot predict the timing or outcome of the Supreme Court’s review.

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

To the extent that network operators implement usage-based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks by data providers, we could incur greater operating expenses and our Pay TV subscriber count could be negatively impacted. Furthermore, to the extent network operators create tiers of Internet access service and either charge us for or prohibit us from being available through these tiers, our Pay TV business could be negatively impacted. We cannot predict with any certainty the impact to our Pay TV business resulting from changes in how network operators handle and charge for access to data that travels across their networks.

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

Regulations Governing our Wireless Operations

The FCC regulates several aspects of our wireless operations. Generally, the FCC has jurisdiction over the construction, operation, acquisition and transfer of wireless communications systems. All wireless services require use of radio frequency spectrum, the assignment and distribution of which is subject to FCC oversight. For more information regarding our FCC Licenses, see discussion above and Note 16 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

Additionally, the FCC and the Federal Aviation Administration regulate the siting, lighting and construction of transmitter towers and antennae. Tower siting and construction are also subject to state and local zoning, as well as federal statutes regarding environmental and historic preservation. The future costs to comply with all relevant regulations are to some extent unknown and changes to regulations, or the applicability of regulations, could result in higher operating and capital expenses, or reduced revenues in the future. Furthermore, the FCC has also imposed certain specific mandates on wireless carriers, including construction and geographic coverage requirements, technical operating standards, provision of enhanced 911 services, roaming obligations and requirements for wireless tower and antenna facilities.

The Federal Trade Commission (“FTC”) and other federal agencies also have jurisdiction over some consumer protection and elimination and prevention of anticompetitive business practices with respect to the provision of non-common carrier services.

Meanwhile, our 5G Network Deployment will involve significant deployment of certain equipment and therefore increase the need for local permitting processes that allow for the placement of equipment on reasonable timelines and terms. While the Communications Act generally preempts state and local governments from regulating the entry of, or the rates charged by, wireless communications services providers, certain state and local governments regulate other terms and conditions of wireless service, including billing, termination of service arrangements and the imposition of early termination fees, advertising, network outages, the use of devices while driving, zoning and land use. The Communications Act also does not prohibit states from regulating the other “terms and conditions” of wireless service. For example, some states attempt to regulate wireless customer billing matters and impose reporting requirements. Several states also have laws or regulations that address safety issues (e.g., use of wireless handsets while driving) and taxation matters. In addition, wireless tower and antenna facilities are often subject to state and local zoning and land use regulation, and securing approvals for new or modified facilities is often a lengthy and expensive process.

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

ENVIRONMENTAL REGULATIONS

We are subject to the requirements of federal, state, local and foreign environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge and waste management. We attempt to maintain compliance with all such requirements. We do not expect capital or other expenditures for environmental compliance to be material in 2021 or 2022. Environmental requirements are complex, change frequently and have become more stringent over time. Accordingly, we cannot provide assurance that these requirements will not change or become more stringent in the future in a manner that could have a material adverse effect on our business.

SEGMENT REPORTING DATA AND GEOGRAPHIC AREA DATA

For segment reporting data and principal geographic area data for 2020, 2019 and 2018, see Note 17 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

HUMAN CAPITAL

We believe that our future success will depend to a significant extent upon the performance of Charles W. Ergen, our Chairman, and certain other executives. The loss of Mr. Ergen or of certain other key executives could have a material adverse effect on our business, financial condition and results of operations. Although all of our executives have executed agreements with certain non-competition restrictions that apply if they leave us, we do not have employment agreements with any of them.

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

We had approximately 13,500 employees at December 31, 2020, most of whom were located in the United States. We generally consider relations with our employees to be good. Approximately 35 employees in one of our field offices have voted to have a union represent them in their employment relations with DISH Network.  While we are not currently a party to any collective bargaining agreements, we are presently in the negotiating phase with the union, which could result in a collective bargaining agreement with respect to this site.

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

WEBSITE ACCESS

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act also may be accessed free of charge through our website as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC. The address of that website is https://ir.dish.com/.

We have adopted a written code of ethics that applies to all of our directors, officers and employees, including our principal executive officer and senior financial officers, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC promulgated thereunder. Our code of ethics is available on our corporate website at https://ir.dish.com/. In the event that we make changes in, or provide waivers of, the provisions of this code of ethics that the SEC requires us to disclose, we intend to disclose these events on our website.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

(furnished in accordance with Item 401(b) of Regulation S-K, pursuant to General Instruction G(3) of Form 10-K)

The following table and information below sets forth the name, age and position with DISH Network of each of our executive officers, the period during which each executive officer has served as such, and each executive officer’s business experience during the past five years:

Name	Age	Position
Charles W. Ergen	67	Chairman and Director
W. Erik Carlson	51	President and Chief Executive Officer
Thomas A. Cullen	61	Executive Vice President, Corporate Development
James DeFranco	68	Executive Vice President and Director
Timothy A. Messner	46	Executive Vice President and General Counsel
Paul W. Orban	52	Executive Vice President and Chief Financial Officer
David A. Scott	47	Executive Vice President and Chief Human Resources Officer
John W. Swieringa	43	Executive Vice President and Chief Operating Officer

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

W. Erik Carlson. Mr. Carlson has served as President and Chief Executive Officer since December 2017. Mr. Carlson is a DISH Network veteran of more than two decades, and has held numerous roles throughout the company. Most recently, Mr. Carlson served as President and Chief Operating Officer. In this role, Mr. Carlson oversaw the company’s day-to-day operations including Human Resources, Operations and Information Technology, Media Sales, Marketing, Programming, Product Management, Acquisition and Retention, and Finance and Accounting organizations. Prior to that, Mr. Carlson managed DISH Network’s In-Home Services, Customer Service Centers, Customer Billing, and Information Technology organizations, as well as Manufacturing, which consists of equipment retrieval and refurbishment operations. Mr. Carlson also served as Senior Vice President of Retail Services and Sales where he managed the company’s indirect sales operations.

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

John W. Swieringa. Mr. Swieringa has served as Executive Vice President and Chief Operating Officer since December 2017 and as Group President, Retail Wireless since July 2020. Mr. Swieringa has responsibility for all aspects of DISH Network’s Retail Wireless business unit. Mr. Swieringa previously served as Executive Vice President, Operations since December 2015 and has had responsibility for the in-home services operations, customer service and billing, information technology, manufacturing and distribution for DISH Network.  Mr. Swieringa previously served as Senior Vice President and Chief Information Officer from March 2014 to December 2015 and as Vice President of Information Technology Customer Applications from March 2010 to March 2014.  Mr. Swieringa joined DISH Network in December 2007 serving in our finance department.

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

COVID-19 Pandemic

The COVID-19 pandemic and its impact on the economic environment generally, and on us specifically, have adversely impacted our business. Furthermore, any continuation or worsening of the pandemic and economic environment could have a material adverse effect on our business, financial condition and results of operations.

A novel strain of coronavirus which causes the disease COVID-19 has resulted in a worldwide health pandemic. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in global travel restrictions and business slowdowns or shutdowns. The COVID-19 pandemic has also created unanticipated circumstances and uncertainty, disruption, and significant volatility in the economic environment generally, which have adversely affected, and may continue to adversely affect, our business operations and could materially and adversely affect our business, financial condition and results of operations.

As the COVID-19 pandemic continues, many of our subscribers are impacted by recommendations and/or mandates from federal, state, and local authorities to practice social distancing, to refrain from gathering in groups and, in some areas, to refrain from non-essential movements outside of their homes. Governmental authorities in affected regions are taking increasingly dramatic action in an effort to slow the spread of COVID-19.

These recommendations and/or mandates have created reduced in person selling opportunities and a reduction in subscribers’ willingness to open direct mail marketing, allow our in-home technicians into their homes, and visit our retail wireless locations which has had, and will continue to have, a negative impact on our gross subscriber activations. The removal of such recommendations and/or mandates may not change subscribers’ behaviors. The impact from the COVID-19 pandemic on our business, financial condition and results of operations is currently uncertain and not predictable and will depend largely on future developments, including the duration and spread of the pandemic within the United States, the response by all levels of government in their efforts to contain or combat the pandemic and to mitigate the economic disruptions, and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted. We cannot predict with certainty how long the COVID-19 pandemic will last, how effective vaccines may be or what other government responses may occur.

The following risks and uncertainties related to our business, among others, could be impacted and/or exacerbated by the COVID-19 pandemic and any resulting worsening of the economic environment:

●	We have faced, and could continue to face, fewer subscriber activations and increased subscriber churn rate as a result of the COVID-19 pandemic and the worsening of the global business and economic environment due to, among other things, the reduced ability to perform our in-home service operations due to the impact of social distancing, changes to interest rates, downturns in the housing market in the United States (including a decline in housing starts), higher unemployment, which could lead to a lack of consumer confidence and lower discretionary spending, and reduced on-premises operations of our commercial subscribers. For example, our commercial services have been impacted as many bars, restaurants, and other commercial establishments were recommended and/or mandated to suspend all non-essential “in-person” business operations. In addition, airlines and hotels significantly reduced operations as a result of government actions and/or lower consumer demand.
●	Our revenue with respect to both our pay-TV and wireless services comes from subscribers whose spending patterns may be affected by economic weakness and uncertainty, including any economic weakness and/or uncertainty related to the COVID-19 pandemic.

●	Weakness in the capital markets related to the COVID-19 pandemic could make it more difficult for us to satisfy our substantial long-term payment obligations, including, without limitation, payments related to our 5G Network Deployment, repayment and/or refinancing of existing indebtedness, payments related to certain litigation and other contractual obligations.
●	As a result of the COVID-19 pandemic and any resulting worsening of the global business and economic environment, we may not be able to make sufficient investments in staffing, training, information systems, and other initiatives, including in our call center, in-home service and retail wireless operations. For example, the COVID-19 pandemic forced us to reevaluate aspects of our business, particularly within In-Home Services, and caused us to reduce the size of our workforce.
●	As a result of the COVID-19 pandemic, a large portion of our employees are working remotely, which could have a material adverse effect on our information technology infrastructure and communications systems, and our ability to monitor, prevent and respond to system failures and/or cyber-attacks. The capacity, reliability and security of our information technology infrastructure (including our billing systems) and communications systems, or those of third parties that we use in our operations, are important to the operation of our current business, which would be significantly disrupted in the event of a system failure or cyber-attack.

●	Our supply chain has been impacted by COVID-19, and there have been and could be additional significant and unanticipated interruptions and/or delays in the supply of materials and/or equipment across our supply chain, due to, among other things, surges in COVID-19. Furthermore, we may not be able to diversify sources of supply in a timely manner to mitigate these interruptions and/or delays. These interruptions and/or delays in our supply chain could have a material adverse effect on our business, including our Pay-TV and Retail Wireless operations, our ability to meet our build-out requirement deadlines for our wireless spectrum licenses and our 5G Network Deployment generally.

To the extent the COVID-19 pandemic continues to adversely affect the U.S. and/or global economy and/or adversely affects our businesses, results of operations or financial condition, it may also have the effect of increasing the likelihood and/or magnitude of other risks described below.

Competition and Economic Risks

We face intense and increasing competition from providers of video, broadband and/or wireless services, which may require us to further increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.

Our Pay-TV business faces substantial competition from established pay-TV providers and broadband service providers and increasing competition from companies providing/facilitating the delivery of video content via the Internet to computers, televisions, and other streaming and mobile devices, including wireless service providers. In recent years, the traditional pay-TV industry has matured, and industry consolidation and convergence has created competitors with greater scale and multiple product/service offerings. Some of these services charge nominal or no fees for access to their content, which could adversely affect demand for our Pay-TV services. Moreover, new technologies have been, and will likely continue to be, developed that further increase the number of competitors we face with respect to video services, including competition from piracy-based video offerings. These developments, among others, have contributed to intense and increasing competition, which we expect to continue.

We face increasing competition from content providers and other companies who distribute video directly to consumers over the Internet. These content providers and other companies, as well as traditional satellite television providers, cable companies and large telecommunication companies, are rapidly increasing their Internet-based video offerings. See “Item 1. Business – Overview – Competition” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends in our Pay-TV Segment” in this Annual Report on Form 10-K for further information.

Mergers and acquisitions, joint ventures and alliances among cable television providers, telecommunications companies, programming providers and others may result in, among other things, greater scale and financial leverage and increase the availability of offerings from providers capable of bundling video, broadband and/or wireless services in competition with our services, and may exacerbate the risks described herein. Such providers may be able to, among other things, utilize their increased leverage over third-party content owners and programmers to withhold online rights from us and reduce the price they pay for programming at the expense of other MVPDs, including us; thwart our ability to compete in the wireless market, by, among other things, refusing to enter into data roaming agreements with us; underutilize key orbital spectrum resources that could be more efficiently used by us; foreclose or degrade our online video offerings at various points in the broadband pipe; and impose data caps on consumers who access our online video offerings. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends in our Pay-TV Segment – Programming” in this Annual Report on Form 10-K for further information.

We believe that the availability and extent of programming, including unique programming services such as foreign language, sports programming and original content, and other value-added services such as access to video via mobile devices, continue to be significant factors in consumers’ choice among pay-TV providers. Other pay-TV providers may have more successfully marketed and promoted their programming packages and value-added services and may also be better equipped and have greater resources to increase their programming offerings and value-added services to respond to increasing consumer demand. We may be required to make substantial additional investments in infrastructure to respond to competitive pressure to deliver enhanced programming and other value-added services, and there can be no assurance that we will be able to compete effectively with offerings from other pay-TV providers.

Furthermore, this increasingly competitive environment may require us to increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.  Increasingly, we must seek to attract a greater proportion of new subscribers from our competitors’ existing subscriber bases rather than from first-time purchasers of pay-TV services. In addition, because other pay-TV providers may be seeking to attract a greater proportion of their new subscribers from our existing subscriber base, we may be required to increase retention spending and/or provide greater discounts or credits to acquire and retain subscribers who may spend less on our services. Our SLING TV subscribers on average purchase lower priced programming services than DISH TV subscribers. Accordingly, an increase in SLING TV subscribers has a negative impact on our Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”). If our Pay-TV ARPU decreases or does not increase commensurate with increases in programming or other costs, our margins may be reduced and the long-term value of a subscriber would then decrease.

In addition, as a result of this increased competitive environment and the maturation of the pay-TV industry, future growth opportunities of our DISH TV business may be limited and our margins may be reduced, which could have a material adverse effect on our business, results of operations, financial condition and cash flow. Our gross new DISH TV subscriber activations continue to be negatively impacted by stricter subscriber acquisition policies (including a focus on attaining higher quality subscribers) and increased competitive pressures, including aggressive marketing, more aggressive retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. There can be no assurance that our gross new DISH TV subscriber activations, net DISH TV subscriber additions, and DISH TV churn rate will not continue to be negatively impacted and that the pace of such negative impact will not accelerate. In the event that our DISH TV subscriber base continues to decline, it could have a material adverse long-term effect on our business, results of operations, financial condition and cash flow.

Changing consumer behavior and new technologies in our Pay-TV business may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.

New technologies, products and services are driving rapid changes in consumer behavior as consumers seek more control over when, where and how they consume content and access communications services. In particular, through technological advancements and with the large increase in the number of consumers with broadband service, a significant amount of video content has become available through online content providers for users to stream and view on their personal computers, televisions, phones, tablets, videogame consoles, and other devices, in some cases without a fee required to access the content. While our subscribers can use their traditional video subscription to access mobile programming, an increasing number of subscribers are also using mobile devices as the sole means of viewing video, and an increasing number of non-traditional video providers are developing content and technologies to satisfy that demand. For example, these technological advancements, changes in consumer behavior, and the increasing number of choices available to consumers with regard to the means by which consumers obtain video content may cause DISH TV subscribers to disconnect our services (“cord cutting”), downgrade to smaller, less expensive programming packages (“cord shaving”) or elect to purchase through online content providers a certain portion of the services that they would have historically purchased from us, such as pay per view movies. These technological advancements and changes in consumer behavior and/or our failure to effectively anticipate or adapt to such changes, could reduce our gross new Pay-TV subscriber activations and increase our subscriber churn rate, and could have a material adverse effect on our business, results of operations, financial condition and cash flow.

New technologies could also create new competitors for us. For instance, we face increasing consumer demand for the delivery of digital video services via the Internet. We expect to continue to face increased competition from companies who use the Internet to deliver digital video services as the speed and quality of broadband and wireless networks continues to improve.

We face certain risks competing in the wireless services industry and operating a facilities-based wireless services business.

As a result of the recent Boost Mobile and Ting Mobile acquisitions, we have entered the retail wireless business. We have made substantial investments to acquire certain wireless spectrum licenses and related assets. We plan to commercialize our wireless spectrum licenses through the completion of our 5G Network Deployment. A wireless services business presents certain risks. Any of the following risks, among others, may have a material adverse effect on our future business, results of operations and financial condition.

●	The wireless services industry is competitive. We have limited experience in the wireless services industry, which is a competitive industry with increasing subscriber demands for data services that require increasing capital resources to maintain a robust network. The wireless services industry has incumbent and established competitors such as Verizon, AT&T and T-Mobile with substantial market share. These companies have greater financial, marketing and other resources than us, and have existing cost and operational advantages that we lack. Market saturation is expected to continue to cause subscriber growth rates in the wireless services industry to moderate in comparison to historical growth rates, leading to increased competition for subscribers. As the industry matures, competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of wireless services. Furthermore, the cost of attracting a new subscriber is generally higher than the cost associated with retaining an existing subscriber. In addition, we face increasing competition from wireless telecommunications providers who offer mobile video offerings. Wireless mobile video offerings have become more prevalent in the marketplace as wireless telecommunications providers have expanded the fourth generation of wireless communications and are entering the fifth generation. As previously noted, mergers and acquisitions, joint ventures and alliances among cable television providers, telecommunications companies, programming providers and others may result in, among other things, greater scale and financial leverage and increase the availability of offerings from providers capable of bundling video, broadband and/or wireless services in competition with our services. Such companies may be able to, among other things, pressure third-party content owners and programmers to withhold online rights from us; utilize their increased leverage over third-party content owners and programmers to reduce the price they pay for programming at the expense of other MVPDs, including us; thwart our ability to compete in the wireless market, by, among other things, refusing to enter into data roaming agreements with us; foreclose or degrade our online video offerings at various points in the broadband pipe; and impose data caps on consumers who access our online video offerings. See “Item 1. Business – Overview – Business Strategy Wireless” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Wireless – Retail Wireless” in this Annual Report on Form 10-K for further information.

●	Our ability to compete effectively would be dependent on a number of factors. Our ability to compete effectively would depend on, among other things, our network quality, capacity and coverage; the pricing of our products and services; the quality of subscriber service; our development of new and enhanced products and services; the reach and quality of our sales and distribution channels; our ability to predict and adapt to future changes in technologies and changes in consumer demands; and capital resources. It would also depend on how successfully we anticipate and respond to various competitive factors affecting the industry, including, among others, new technologies and business models, products and services that may be introduced by competitors, changes in consumer preferences, the demand for and usage of data, video and other voice and non-voice services, demographic trends, economic conditions, and discount pricing and other strategies that may be implemented by competitors. It may be difficult for us to differentiate our products and services from other competitors in the industry, which may limit our ability to attract subscribers. Our success also may depend on our ability to access and deploy adequate spectrum, deploy new technologies and offer attractive services to subscribers. For example, we may not be able to obtain and offer certain technologies or features that are subject to competitor patents or other exclusive arrangements.

●	We depend on third parties to provide us with infrastructure and products and services. We depend on various key suppliers and vendors to provide us, directly or through other suppliers, with infrastructure, equipment and services, such as switch and network equipment, handsets and other devices and equipment that we would need in order to operate a wireless services business and provide products and services to our subscribers. For example, handset and other device suppliers often rely on one vendor for the manufacture and supply of critical components, such as chipsets, used in their devices. If these suppliers or vendors fail to provide equipment or services on a timely basis or fail to meet performance expectations, we may be unable to provide products and services as and when expected by our subscribers. Any difficulties experienced with these suppliers and vendors could result in additional expense and/or delays in operating our wireless services. Our efforts involve significant expense and require strategic management decisions on, and timely implementation of, equipment choices, network deployment and management, and service offerings. In addition, these suppliers and vendors may also be subject to litigation with respect to technology on which we depend, including litigation involving claims of patent infringement.

●	Wireless services and our wireless spectrum licenses are subject to government regulation. Wireless services and our wireless spectrum licenses are subject to regulation by the FCC and other federal, state and local, as well as international, governmental authorities. These governmental authorities could adopt regulations or take other actions that would adversely affect our business prospects, making it more difficult and/or expensive to complete our 5G Network Deployment and further commercialize our wireless spectrum licenses or acquire additional licenses. The licensing, construction, operation, sale and interconnection arrangements of wireless telecommunications systems are regulated by the FCC and, depending on the jurisdiction, other federal and international, state and local regulatory agencies. In particular, the FCC imposes significant regulation on licensees of wireless spectrum with respect to how radio spectrum is used by licensees, the nature of the services that licensees may offer and how the services may be offered, and resolution of issues of interference between spectrum bands. The FCC grants wireless licenses for terms of generally ten years that are subject to renewal or revocation based on certain factors depending on the license including, among others, public interest considerations, level and quality of services and/or operations provided by the licensee, frequency and duration of any interruptions or outages of services and/or operations provided by the licensee, and the extent to which service is provided to, and/or operation is provided in, rural areas and tribal lands. There can be no assurances that our wireless spectrum licenses will be renewed or that we will be able to obtain additional licenses. Failure to comply with FCC requirements in a given license area could result in revocation of the license for that license area. In addition, the FCC uses its transactional “spectrum screen” to identify prospective wireless transactions that may require additional competitive scrutiny. If a proposed transaction would exceed the spectrum screen threshold, the FCC undertakes a more detailed analysis of relevant market conditions in the impacted geographic areas to determine whether the transaction would reduce competition without offsetting public benefits. If a proposed spectrum acquisition exceeds the spectrum screen trigger, such additional review could extend the duration of the regulatory review process and there can be no assurance that such proposed spectrum acquisition would ultimately be completed, in whole or in part.

Our pay-TV competitors may be able to leverage their relationships with programmers to reduce their programming costs and/or offer exclusive content that will place them at a competitive advantage to us.

The cost of programming represents the largest percentage of our overall Pay-TV costs. Certain of our competitors own directly or are affiliated with companies that own programming content that may enable them to obtain lower programming costs or offer exclusive programming that may be attractive to prospective subscribers. Unlike our larger cable and satellite competitors, some of which also provide IPTV services, we have not made significant investments in programming providers. As a result, it may more difficult for us to obtain access to such programming networks on nondiscriminatory and fair terms, or at all. See “Changes in the Cable Act, and/or the rules of the FCC that implement the Cable Act, may limit our ability to access programming from cable-affiliated programmers at nondiscriminatory rates,” below and “Item 1. Business – Government Regulations – FCC Regulations Governing our Pay-TV Operations – Cable Act and Program Access” in this Annual Report on Form 10-K for further information.

Through the MNSA, we depend primarily on T-Mobile in providing services to our retail wireless subscribers, and any system failure related to T-Mobile’s wireless network, interruption in the services provided by T-Mobile, including the shutdown of its CDMA Network on or around January 1, 2022  and/or the termination of the MNSA could negatively impact our subscriber activations, our subscriber churn rate and our subscriber base, which in turn could have a material adverse effect our business, financial condition and results of operations.

As we offer retail wireless services and move forward with our 5G Network Deployment, we currently depend on T-Mobile to provide us with network services pursuant to the MNSA. We rely on T-Mobile to maintain their wireless facilities and government authorizations and to comply with government policies and regulations. If T-Mobile fails to do so our subscriber activations and churn rate could be negatively impacted, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, T-Mobile notified us that they intend to decommission its CDMA Network on or around January 1, 2022.  A majority of our Retail Wireless subscribers currently receive services through T-Mobile’s CDMA Network.  In the event that this shutdown were to occur before these subscribers were to naturally migrate off of T-Mobile’s CDMA Network, these subscribers would have to obtain a new device, a new SIM card or receive a software download in order to continue receiving wireless services from us under the MNSA.  These required measures would cause a significant disruption to our Retail Wireless subscriber base which could result in, among other things, a significant increase in our churn rate.  Additionally, we would expect to incur substantial costs to implement these measures, and we may be unable to effectively implement them, such as the procurement of an adequate number of replacement devices in a timely fashion. As a result, there can be no assurance that these measures would be successful in reducing or controlling subscriber churn.  Moreover, if we implement these measures in anticipation of the CDMA Network shutdown on or around January 1, 2022 and the timing of such shutdown were to be delayed, these measures along with our associated subscriber communications could cause confusion and dissatisfaction within our Retail Wireless subscriber base, which could result in significant subscriber churn.  Consequently, the circumstances surrounding T-Mobile’s shutdown of its CDMA Network and our efforts in responding to such shutdown could have a material adverse effect on our business, financial condition and results of operations.

Other risks related to T-Mobile’s wireless network and infrastructure include, but are not limited to: major equipment failures, breaches of network or information technology security that affect their wireless networks, including transport facilities, communications switches, routers, microwave links, cell sites or other equipment, power surges or outages, software defects and disruptions beyond T-Mobile’s control, such as natural disasters and acts of terrorism. Any impact on T-Mobile’s wireless network could disrupt our operations, require significant resources, result in a loss of retail wireless subscribers or impair our ability to attract new retail wireless subscribers, which in turn could have a material adverse effect on our business, financial condition and results of operations. Delays or failure to add network capacity, or increased costs of adding capacity or operating the network, could limit our ability to increase our subscriber base, limit our ability to increase our revenues, or cause a deterioration of our operating margin.

Changes in how network operators handle and charge for access to data that travels across their networks could adversely impact our Pay-TV business.

With respect to our Pay-TV business, we rely upon the ability of consumers to access our SLING TV services and certain DISH TV functionality through the Internet. If network operators block, restrict or otherwise impair access to our services over their networks, our business could be negatively affected. To the extent that network operators implement usage-based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks by data providers, we could incur greater operating expenses and our SLING TV subscriber count could be negatively impacted. Furthermore, to the extent network operators create tiers of Internet access service and either charge us for or prohibit us from being available through these tiers, our SLING TV business could be negatively impacted.

In addition, many network operators that provide consumers with broadband service also provide these consumers with video programming, and these network operators may have an incentive to use their network infrastructure in a manner adverse to our continued growth and success. These risks may be exacerbated to the extent network operators are able to provide preferential treatment to their data, including, for example, by offering wireless subscribers access to owned video content over the Internet without counting against a subscriber’s monthly data caps (“zero rating”), which may give an unfair advantage to the network operator’s own video content.

We cannot predict with any certainty the impact to our business that may result from changes in how network operators handle and charge for access to data that travels across their networks.

Economic weakness and uncertainty may adversely affect our ability to grow or maintain our business.

Our ability to grow or maintain our business may be adversely affected by economic weakness and uncertainty, which could result in the following:

●	Fewer subscriber activations and increased subscriber churn rate. We could face fewer subscriber activations and increased subscriber churn rate due to, among other things: (i) certain economic factors that impact consumers, including, among others, rising interest rates, a potential downturn in the housing market in the United States (including a decline in housing starts) and higher unemployment, which could lead to a lack of consumer confidence and lower discretionary spending; (ii) increased price competition for our products and services; and (iii) the potential loss of independent third-party retailers, who generate a meaningful percentage of our gross new DISH TV and retail wireless subscriber activations, because many of them are small businesses that are more susceptible to the negative effects of economic weakness. In particular, our DISH TV churn rate and retail wireless churn rate may increase with respect to subscribers who purchase our lower tier programming packages and wireless services, and who may be more sensitive to economic weakness, including, among others, our pay-in-advance subscribers.
●	Higher subscriber acquisition and retention costs. Our profits may be adversely affected by increased subscriber acquisition and retention costs necessary to attract and retain subscribers during a period of economic weakness.

Operational and Service Delivery Risks

Any deterioration in our operational performance and subscriber satisfaction could adversely affect our business, financial condition and results of operations.

If our operational performance and subscriber satisfaction with respect to either or both of our Pay-TV or wireless services were to deteriorate, we may experience a decrease in subscriber activations and an increase in our subscriber churn rate, which could have a material adverse effect on our business, financial condition and results of operations. To improve our operational performance, we continue to make investments in staffing, training, information systems, and other initiatives, primarily in our call center, in-home service operations and retail wireless operations. These investments are intended to help combat inefficiencies introduced by the increasing complexity of our business, improve subscriber satisfaction, reduce subscriber churn, increase productivity, and allow us to scale better over the long run. We cannot, however, be certain that our spending will ultimately be successful in improving our operational performance, and if unsuccessful, we may have to incur higher costs to improve our operational performance. While we believe that such costs will be outweighed by longer-term benefits, there can be no assurance when or if we will realize these benefits at all.

If our subscriber activations decrease, or if our subscriber churn rate, subscriber acquisition costs or retention costs increase, our financial performance will be adversely affected.

We may incur increased costs to acquire new subscribers and retain existing subscribers to either or both of our Pay-TV or wireless services. For example, with respect to our Pay-TV business, our gross new DISH TV subscriber activations, net DISH TV subscriber additions, and DISH TV churn rate continue to be negatively impacted by stricter subscriber acquisition and retention policies for our DISH TV subscribers, including an emphasis on acquiring and retaining higher quality subscribers. In addition, our subscriber acquisition costs could increase as a result of increased spending for advertising and, with respect to our DISH TV services, the installation of more DVR receivers, which are generally more expensive than other receivers. Retention costs with respect to our DISH TV services may be driven higher by increased upgrades of existing subscribers’ equipment to DVR receivers.

For our retail wireless business, we are currently in the process of integrating our retail wireless operations and making certain operational changes to enhance profitability. We are working to ensure that the subscribers we acquire and retain are profitable under our MVNO economics. As an example, certain subscribers that use high amounts of data, may be profitable for an MNO, but are not profitable under an MNVO. This has caused our net retail wireless subscriber additions to be negatively impacted.

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

Programming expenses are increasing for our Pay-TV business, which may adversely affect our future financial condition and results of operations.

Our programming costs represent a significant component of our total expense and we expect these costs to continue to increase on a per subscriber basis. The pay-TV industry has continued to experience an increase in the cost of programming, especially local broadcast channels and sports programming. In addition, certain programming costs are rising at a much faster rate than wages or inflation. These factors may be exacerbated by the increasing trend of consolidation in the media industry, which may further increase our programming expenses. Our ability to compete successfully will depend, among other things, on our ability to continue to obtain desirable programming and deliver it to our subscribers at competitive prices.

When offering new programming, or upon expiration of existing contracts, programming suppliers have historically attempted to increase the rates that they charge us for programming. We expect this practice to continue, which, if successful, would increase our programming costs. In addition, our programming expenses may also increase as we add programming to our video services or distribute existing programming to our subscribers through additional delivery services, such as SLING TV. As a result, our margins may face further pressure if we are unable to renew our long-term programming contracts on acceptable pricing and other economic terms. Alternatively, to attempt to mitigate the effect of price increases or for other reasons, we may elect not to carry or may be unable to carry certain channels, which could adversely affect our net Pay-TV subscriber additions.

In addition, increases in programming costs cause us to increase the rates that we charge our Pay-TV subscribers, which could in turn cause our existing Pay-TV subscribers to disconnect our service or cause potential new Pay-TV subscribers to choose not to subscribe to our service. Therefore, we may be unable to pass increased programming costs on to our subscribers, which could have a material adverse effect on our business, financial condition and results of operations.

We depend on others to provide the programming that we offer to our Pay-TV subscribers and, if we fail to obtain or lose access to certain programming, our Pay-TV subscriber activations and our subscriber churn rate may be negatively impacted.

We depend on third parties to provide us with programming services. Our programming agreements have remaining terms ranging from less than one to up to several years and contain various renewal, expiration and/or termination provisions. We may not be able to renew these agreements on acceptable terms or at all, and these agreements may be terminated prior to expiration of their original term. In recent years, negotiations over programming carriage contracts generally remain contentious, and certain programmers have, in the past, limited our access to their programming in connection with those negotiations and the scheduled expiration of their programming carriage contracts with us. In recent years, our net Pay-TV subscriber additions have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers. We cannot predict with any certainty the impact to our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate resulting from programming interruptions or threatened programming interruptions that may occur in the future. As a result, we may at times suffer from periods of lower net Pay-TV subscriber additions or higher net Pay-TV subscriber losses.

We typically have a few programming contracts with major content providers up for renewal each year and if we are unable to renew any of these agreements or the other parties terminate the agreements, there can be no assurance that we would be able to obtain substitute programming, or that such substitute programming would be comparable in quality or cost to our existing programming. In addition, failure to obtain access to certain programming or loss of access to programming, particularly programming provided by major content providers and/or programming popular with our subscribers, could have a material adverse effect on our business, financial condition and results of operations, including, among other things, our net Pay-TV subscriber additions.

Our programming signals in our Pay-TV business are subject to theft, and we are vulnerable to other forms of fraud that could require significant expenditures to remedy. Increases in theft of our signal or our competitors’ signals could, in addition to reducing gross new DISH TV subscriber activations, also cause our DISH TV churn rate to increase.

We may not be able to obtain necessary retransmission consent agreements at acceptable rates, or at all, from local network stations.

The Copyright Act generally gives satellite companies a statutory copyright license to retransmit local broadcast channels by satellite back into the market from which they originated, subject to obtaining the retransmission consent of local network stations that do not elect “must carry” status, as required by the Communications Act. If we fail to reach retransmission consent agreements with such broadcasters, we cannot carry their signals. This could have an adverse effect on our strategy to compete with cable and other satellite companies that provide local signals. While we have been able to reach retransmission consent agreements with most of these local network stations, from time to time there are stations with which we have not been able to reach an agreement, resulting in the removal of their channels primarily from our DISH TV lineup. There can be no assurance that we will secure these agreements or that we will secure new agreements on acceptable terms, or at all, upon the expiration of our current retransmission consent agreements, some of which are short-term.

In recent years, national broadcasters have used their ownership of certain local broadcast stations to require us to carry additional cable programming in exchange for retransmission consent of their local broadcast stations. These requirements may place constraints on available capacity on our satellites for other programming. Furthermore, the rates we are charged for retransmitting local channels have been increasing substantially and may exceed our ability to increase our prices to our subscribers, which could have a material adverse effect on our business, financial condition and results of operations.

Any failure or inadequacy of our information technology infrastructure and communications systems or those of third parties that we use in our operations, including, without limitation, those caused by cyber-attacks or other malicious activities, could disrupt or harm our business.

The capacity, reliability and security of our information technology hardware and software infrastructure (including our billing systems) and communications systems, or those of third parties that we use in our operations, are important to the operation of our businesses, which would suffer in the event of system failures or cyber-attacks. Likewise, our ability to expand and update our information technology infrastructure in response to our growth and changing needs is important to the continued implementation of our new service offering initiatives. Our inability to expand or upgrade our technology infrastructure could have adverse consequences, which could include, among other things, the delayed implementation of new service offerings, service or billing interruptions, and the diversion of development resources.

We rely on third parties for developing key components of our information technology and communications systems and ongoing service, all of which affect our Pay-TV services and wireless services. Some of our key systems and operations, including those supplied by third-party providers, are not fully redundant, and our disaster recovery planning cannot account for all eventualities. Interruption and/or failure of any of these systems could disrupt our operations, interrupt our services, result in significant financial expenditures and damage our reputation, thus adversely impacting our ability to provide our services, retain our current subscribers and attract new Pay-TV and wireless subscribers and complete our 5G Network Deployment.

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

For example, certain parties may attempt to fraudulently induce employees or subscribers into disclosing usernames, passwords or other sensitive information, which may in turn be used to access our information technology systems. In addition, third-party providers of some of our key systems may also experience interruptions to their information technology hardware and software infrastructure and communications systems that could adversely impact us and over which we may have limited or no control. We may obtain certain confidential, proprietary and personal information about our subscribers, personnel and vendors, and may provide this information to third parties in connection with our business. If one or more of such interruptions or failures occur to us or our third-party providers, it potentially could jeopardize such information and other information processed and stored in, and transmitted through, our or our third-party providers’ information technology hardware and software infrastructure and communications systems, or otherwise cause interruptions or malfunctions in our operations, which could result in lawsuits, government claims, investigations or proceedings, significant losses or reputational damage. Due to the fast-moving pace of technology, it may be difficult to detect, contain and remediate every such event.

We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to financial losses. Furthermore, the amount and scope of insurance we maintain may not cover all expenses related to such activities or all types of claims that may arise.

As a result of the increasing awareness concerning the importance of safeguarding personal information, the potential misuse of such information and legislation that has been adopted or is being considered regarding the protection, privacy and security of personal information, the potential liability associated with information-related risks is increasing, particularly for businesses like ours that handle personal subscriber data. The occurrence of any network or information system related events or security breaches could have a material adverse effect on our reputation, business, financial condition and results of operations. Significant incidents could result in a disruption of our operations, subscriber dissatisfaction, damage to our reputation or a loss of subscribers and revenues.

Our failure to effectively invest in, introduce, and implement new competitive products and services could cause our products and services to become obsolete and could negatively impact our business.

Technology in the pay-TV and wireless industries changes rapidly as new technologies are developed, which could cause our products and services to become obsolete. We and our suppliers may not be able to keep pace with technological developments. Our operating results are dependent to a significant extent upon our ability to continue to introduce new products and services, to upgrade existing products and services on a timely basis, and to reduce costs of our existing products and services. We may not be able to successfully identify new product or service opportunities or develop and market these opportunities in a timely or cost-effective manner.

The research and development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and investment. The success of new product and service development depends on many factors, including among others, the following:

●	difficulties and delays in the development, production, timely completion, testing and marketing of products and services;
●	the cost of the products and services;
●	proper identification of subscriber need and subscriber acceptance of products and services;
●	the development of, approval of and compliance with industry standards;
●	the amount of resources we must devote to the development of new technologies; and
●	the ability to differentiate our products and services and compete with other companies in the same markets.

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

If our products and services are not competitive, our business could suffer and our financial performance could be negatively impacted. Our products and services may also experience quality problems, including outages and service slowdowns, from time to time. If the quality of our products and services do not meet our subscribers’ expectations, then our business, and ultimately our reputation, could be negatively impacted.

We rely on a single vendor or a limited number of vendors to provide certain key products or services to us, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.

Historically, we have contracted with and rely on a single vendor or a limited number of vendors to provide certain key products or services to us such as information technology support, billing systems, security access devices, and many components that we provide to subscribers in order to deliver our Pay-TV or wireless services. We also rely on a limited number of vendors to supply our wireless handsets that we resell to subscribers. If these vendors are unable to meet our needs because they fail to perform adequately, are no longer in business, are experiencing shortages or discontinue a certain product or service we need, our business, financial condition and results of operations may be adversely affected.

We have experienced in the past and may continue to experience shortages driven by raw material availability (which may be negatively impacted by, among other things, trade protection policies such as tariffs and or/escalating trade tensions, particularly with countries in Asia), manufacturing capacity, labor shortages, industry allocations, natural disasters, logistical delays and significant changes in the financial or business conditions of its suppliers that negatively impact our operations.

While alternative sources for these products and services exist, we may not be able to develop these alternative sources quickly and cost-effectively, which could materially impair our ability to timely deliver our products to our subscribers or operate our business. Furthermore, our vendors may request changes in pricing, payment terms or other contractual obligations between the parties, which could require us to make substantial additional investments.

We depend on independent third parties to solicit orders for our services that represent a meaningful percentage of our total gross new subscriber activations.

While we offer products and services through direct sales channels, a meaningful percentage of our total gross new subscriber activations are generated through independent third parties such as small retailers, direct marketing groups, local and regional consumer electronics stores, nationwide retailers, and telecommunications companies. Most of our independent third-party retailers are not exclusive to us and some of our independent third-party retailers may favor our competitors’ products and services over ours based on the relative financial arrangements associated with marketing our products and services and those of our competitors. Furthermore, most of these independent third-party retailers are significantly smaller than we are and may be more susceptible to economic weaknesses that make it more difficult for them to operate profitably. Because our independent third-party retailers receive most of their incentive value at activation and not over an extended period of time, our interests may not always be aligned with our independent third-party retailers. It may be difficult to better align our interests with our independent third-party retailers because of their capital and liquidity constraints. Loss of these relationships could have an adverse effect on our subscriber base and certain of our other key operating metrics because we may not be able to develop comparable alternative distribution channels.

We have limited satellite capacity and failures or reduced capacity could adversely affect our business, financial condition and results of operations.

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

Satellites are subject to significant operational risks while in orbit. These risks include malfunctions, commonly referred to as anomalies, which have occurred in our satellites and the satellites of other operators as a result of various factors, such as manufacturing defects, problems with the power systems or control systems of the satellites and general failures resulting from operating satellites in the harsh environment of space.

In the event of a failure or loss of any of our owned or leased satellites, we may need to acquire or lease additional satellite capacity or relocate one of our other owned or leased satellites and use it as a replacement for the failed or lost satellite, any of which could have a material adverse effect on our business, financial condition and results of operations. Such a failure could result in a prolonged loss of critical programming. A relocation would require FCC approval, and we cannot be certain that we could obtain such FCC approval. If we choose to use a satellite in this manner, such use could adversely affect our ability to satisfy certain operational conditions associated with our authorizations and could result in the loss of such authorizations, which would have an adverse effect on our ability to generate revenues.

From time to time, new satellites need to be built and launched. Satellite construction and launch is subject to significant risks, including construction and launch delays, launch failure and incorrect orbital placement.

Other than in certain limited circumstances, we do not carry commercial in-orbit insurance on any of the satellites we own, and generally do not use commercial insurance to mitigate the potential financial impact of in-orbit failures because we believe that the cost of insurance premiums is uneconomical relative to the risk of such failures. If one or more of our owned in-orbit satellites fail, we could be required to record significant impairment charges.

We may have potential conflicts of interest with EchoStar due to our common ownership and management.

Questions relating to conflicts of interest may arise between EchoStar and us in a number of areas relating to our past and ongoing relationships. Areas in which conflicts of interest between EchoStar and us could arise include, but are not limited to, the following:

●	Cross officerships, directorships and stock ownership. We have certain overlap in directors and executive officers with EchoStar. These individuals may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. Currently, our Board of Directors and executive officers includes Charles W. Ergen, who serves as the Chairman of EchoStar and our Chairman. Mr. Ergen also has fiduciary duties to EchoStar’s shareholders. For example, there is the potential for a conflict of interest when we or EchoStar look at acquisitions and other business opportunities that may be suitable for both companies. In addition, certain of our directors and officers own EchoStar stock. Mr. Ergen beneficially owns approximately 53.5% of EchoStar’s total equity securities (assuming conversion of all Class B common stock into Class A common stock) and controls approximately 91.6% of the voting power of EchoStar. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for us and EchoStar. Furthermore, Mr. Ergen is employed by both us and EchoStar.

●	Intercompany agreements with EchoStar. In connection with and following the Spin-off, Share Exchange Agreement and Master Transaction Agreement (as defined in Note 16 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K), we and EchoStar have entered into certain agreements pursuant to which we obtain certain products, services and rights from EchoStar, EchoStar obtains certain products, services and rights from us, and we and EchoStar have indemnified each other against certain liabilities arising from our respective businesses. See Note 20 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on our Related Party Transactions with EchoStar. The terms of certain of these agreements were established while EchoStar was a wholly-owned subsidiary of us and were not the result of arm’s length negotiations. The allocation of assets, liabilities, rights, indemnifications and other obligations between EchoStar and us under the separation and other intercompany agreements we entered into with EchoStar, in connection with the Spin-off, may have been different if agreed to by two unaffiliated parties. Had these agreements been negotiated with unaffiliated third parties, their terms may have been more favorable, or less favorable, to us. In addition, conflicts could arise between us and EchoStar in the interpretation or any extension or renegotiation of these existing agreements.

●	Additional intercompany transactions. EchoStar and its subsidiaries have and may continue to enter into transactions with us and our subsidiaries. Although the terms of any such transactions will be established based upon negotiations between EchoStar and us and, when appropriate, subject to the approval of a committee of the non-interlocking directors or in certain instances non-interlocking management, there can be no assurance that the terms of any such transactions will be as favorable to us or our subsidiaries or affiliates as may otherwise be obtained between unaffiliated parties.

●	Business opportunities. We have historically retained, and in the future may acquire, interests in various companies that have subsidiaries or controlled affiliates that own or operate domestic or foreign services that may compete with services offered by EchoStar. We may also compete with EchoStar when we participate in auctions for spectrum or orbital slots for our satellites.

We may not be able to resolve any potential conflicts of interest with EchoStar, and, even if we do so, the resolution may be less favorable to us than if we were dealing with an unaffiliated party. We do not have agreements with EchoStar that would prevent either company from competing with the other.

We rely on highly skilled personnel for our business, and any inability to hire and retain key personnel or hire qualified personnel may negatively affect our business, financial condition and results of operations.

We believe that our future success will depend to a significant extent upon the performance of Charles W. Ergen, our Chairman, and certain other executives. The loss of Mr. Ergen or of certain other key executives could have a material adverse effect on our business, financial condition and results of operations. Although all of our executives have executed agreements with certain non-competition restrictions that apply if they leave us, we do not have employment agreements with any of them. Mr. Ergen also serves as the Chairman of EchoStar. To the extent our officers are performing services for EchoStar, this may divert their time and attention away from our business and may therefore adversely affect our business.

In addition, technological innovation is important to our success and depends, to a significant degree, on the work of technically skilled employees. If we are unable to attract and retain appropriately technically skilled employees, our competitive position could be materially and adversely affected. Furthermore, we believe that our wireless business, including our ability to meet build-out requirements, is dependent on our ability to identify, hire, develop, motivate, and retain a team of highly skilled personnel with knowledge of the wireless industry.  Our wireless business will be adversely affected if we fail to effectively identify, hire, develop, motivate, and retain highly skilled personnel with knowledge of the wireless industry.

Acquisition and Capital Structure Risks

We have made substantial investments to acquire certain wireless spectrum licenses and other related assets, and we may be unable to realize a return on these assets.

We have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets. See Note 2 and Note 16 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for detailed information regarding these licenses, including certain interim and final build-out requirements, as well as certain renewal requirements.

We will need to make significant additional investments or partner with others to, among other things, complete our 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as we complete our 5G Network Deployment we will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure. We may also determine that additional wireless spectrum licenses may be required to complete our 5G Network Deployment and to compete with other wireless service providers. See Note 16 for information regarding our participation in the wireless spectrum auction for the Upper Microwave Flexible Use Service licenses in the 37 GHz, 39 GHz and 47 GHz bands.

There is no assurance that the FCC will find our 5G Network Deployment sufficient to meet the build-out requirements to which our wireless spectrum licenses are subject. Failure to comply with FCC build-out requirements and/or renewal requirements in a given license area could result in revocation of the license for that license area. The revocation of a material portion of our wireless spectrum licenses would have a significant material adverse effect on our 5G Network Deployment and our future business, results of operations and financial condition.

In addition, we may need to raise significant additional capital in the future to fund the efforts described above, which may not be available on acceptable terms or at all. There can be no assurance that we will be able to develop and implement a business model that will realize a return on these wireless spectrum licenses or that we will be able to profitably deploy the assets represented by these wireless spectrum licenses, which may affect the carrying amount of these assets and our future financial condition or results of operations.

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

We capitalize our interest expense associated with the acquisition or construction of certain assets, including, among other things, our wireless spectrum licenses. As the carrying amount of these licenses exceeds the carrying value of our long-term debt, materially all of our interest expense is being capitalized. This capitalized interest increases the carrying amount of these licenses for purposes of impairment testing, under which we consider whether it is more likely than not that the fair value of these licenses exceeds the carrying amount of these licenses. An increase in the carrying amount of these licenses combined with other changes in circumstances and/or market conditions could result in an increased risk of an impairment of these licenses in the future and an impairment of these assets may have a material adverse effect on our business, results of operations and financial condition.

We have made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses, and we may be unable to obtain a profitable return on these investments.

During 2015, through our wholly-owned subsidiaries American II and American III, we initially made over $10 billion in certain non-controlling investments in Northstar Spectrum, the parent company of Northstar Wireless (collectively, the “Northstar Entities”), and in SNR HoldCo, the parent company of SNR Wireless (collectively, the “SNR Entities”), respectively. Northstar Wireless and SNR Wireless each participated in Auction 97 for the purpose of acquiring certain AWS-3 licenses, and were granted 261 and 244 AWS-3 Licenses (the “AWS-3 Licenses”), respectively, which are subject to certain interim and final build-out requirements. On November 23, 2020, the FCC released a Memorandum Opinion and Order on Remand, FCC 20-160, that found that Northstar Wireless and SNR Wireless are not eligible for bidding credits based on the FCC’s determination that they remain under DISH Network’s de facto control.  Northstar Wireless and SNR Wireless have appealed the FCC’s order to the D.C. Circuit Court of Appeals. See Note 16 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for detailed information regarding these investments, including the operative agreements governing the investments, the FCC’s determination of our de facto control, the potential re-auction payments for certain AWS-3 licenses retained by the FCC, and the build-out requirements for the AWS-3 Licenses.

We do not own or control the Northstar Licenses or the SNR Licenses nor do we control the Northstar Entities or the SNR Entities. We do not have a right to require Northstar Manager or SNR Management to sell their respective ownership interests in Northstar Spectrum and SNR Holdco to us. Northstar Manager, as the sole manager of Northstar Spectrum, and SNR Management, as the sole manager of SNR Holdco, will have the exclusive right and power to manage, operate and control Northstar Spectrum and SNR Holdco, respectively, subject to certain limited protective provisions for the benefit of American II and American III, respectively. Northstar Manager and SNR Management will have the ability, but not the obligation, to require Northstar Spectrum and SNR Holdco, respectively, to purchase Northstar Manager’s and SNR Management’s ownership interests in those respective entities, beginning in the fourth quarter 2020, which was not exercised and expired in January 2021, and beginning in the fourth quarter 2021. Thus, we cannot be certain that the Northstar Licenses or the SNR Licenses will be developed in a manner fully consistent with our current or future business plans.

In addition, we may need to make significant additional loans to the Northstar Entities and the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate the AWS-3 Licenses, comply with regulations applicable to the AWS-3 Licenses, and make any potential re-auction payments for the AWS-3 licenses retained by the FCC. Depending upon the nature and scope of such commercialization, build-out and integration efforts, regulatory compliance, and potential re-auction payments, any loans, equity contributions or partnerships could vary significantly. There can be no assurance that we will be able to obtain a profitable return on our non-controlling investments in the Northstar Entities and the SNR Entities. Any of the following risks, among others, may have a material adverse effect on our business, results of operations and financial condition.

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

We may be unable to obtain in the anticipated timeframe, or at all, any regulatory approvals required to complete proposed acquisitions and other strategic transactions. Furthermore, the conditions imposed for obtaining any necessary approvals could delay the completion of such transactions for a significant period of time or prevent them from occurring at all. We may not be able to complete such transactions and such transactions, if executed, pose significant risks and could have a negative effect on our operations. Any transactions that we are able to identify and complete may involve a number of risks, including:

●	the diversion of our management’s attention from our existing businesses to integrate the operations and personnel of the acquired or combined business or joint venture;

●	possible adverse effects on our operating results during the integration process;

●	a high degree of risk inherent in these transactions, which could become substantial over time, and higher exposure to significant financial losses if the underlying ventures are not successful;

●	our possible inability to achieve the intended objectives of the transaction; and

●	the risks associated with complying with contractual provisions and regulations applicable to the acquired business, which may cause us to incur substantial expenses.

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

In addition to committing capital to complete the acquisitions, substantial capital may be required to operate the acquired businesses following their acquisition. These acquisitions may result in significant financial losses if the intended objectives of the transactions are not achieved. Some of the businesses that we have acquired have experienced significant operating and financial challenges in their recent history, which in some cases resulted in these businesses commencing bankruptcy proceedings prior to our acquisition. We may acquire similar businesses in the future.

There is no assurance that we will be able to successfully address the challenges and risks encountered by these businesses following their acquisition. If we are unable to successfully address these challenges and risks, our business, financial condition and/or results of operations may suffer.

We have substantial debt outstanding and may incur additional debt.

As of December 31, 2020, our total long-term debt and finance lease obligations, including the debt of our subsidiaries, was $15.702 billion. Our debt levels could have significant consequences, including:

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

We may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all, to among other things, continue investing in our business, complete our 5G Network Deployment and to pursue acquisitions and other strategic transactions (including significant investments in wireless).  Weakness in the equity markets could make it difficult for us to raise equity financing without incurring substantial dilution to our existing shareholders.  Adverse changes in the credit markets, including rising interest rates, could increase our borrowing costs and/or make it more difficult for us to obtain financing for our operations or refinance existing indebtedness.

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

The conditional conversion features of our Convertible Notes, if triggered, may adversely affect our financial condition.

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

From time to time a portion of our investment portfolio may be invested in securities that have limited liquidity and may not be immediately accessible to support our financing needs.

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

Charles W. Ergen, our Chairman, beneficially owns approximately 52.0% of our total equity securities (assuming conversion of all Class B common stock into Class A common stock) and controls approximately 90.4% of the total voting power. Through his voting power, Mr. Ergen has the ability to elect a majority of our directors and to control all other matters requiring the approval of our stockholders. As a result, DISH Network is a “controlled company” as defined in the Nasdaq listing rules and is, therefore, not subject to Nasdaq requirements that would otherwise require us to have: (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors. Mr. Ergen is also the principal stockholder and Chairman of EchoStar.

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

As discussed above, Charles W. Ergen, our Chairman, controls approximately 90.4% of the total voting power of our company. Such control by Mr. Ergen may make it impractical for any third party to effect a change in control of our company. In addition, pursuant to our articles of incorporation we have a significant amount of authorized and unissued stock which would allow our Board of Directors to issue shares to persons friendly to current management, thereby protecting the continuity of its management, or which could be used to dilute the stock ownership of persons seeking to obtain control of us.

Legal and Regulatory Risks

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

We are, and may become, subject to various legal proceedings and claims which arise in the ordinary course of business, including among other things, intellectual property disputes. Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that may cover or affect products or services related to those that we offer. In general, if a court determines that one or more of our products or services infringes on intellectual property held by others, we may be required to cease developing or marketing those products or services, to obtain licenses from the holders of the intellectual property at a material cost, or to redesign those products or services in such a way as to avoid infringing the intellectual property. If those intellectual property rights are held by a competitor, we may be unable to obtain the intellectual property at any price, which could adversely affect our competitive position. See “Item 1. Business – Patents and Other Intellectual Property” of this Annual Report on Form 10-K for further information. We may not be aware of all intellectual property rights that our services or the products used in connection with our services may potentially infringe. In addition, patent applications in the United States are confidential until the Patent and Trademark Office either publishes the application or issues a patent (whichever arises first). Therefore, it is difficult to evaluate the extent to which our services or the products used in connection with our services may infringe claims contained in pending patent applications. Further, it is sometimes not possible to determine definitively whether a claim of infringement is valid.

Our services depend on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

If the FCC were to cancel, revoke, suspend, restrict, significantly condition, or fail to renew any of our licenses or authorizations, or fail to grant our applications for FCC licenses that we may file from time to time, it could have a material adverse effect on our business, financial condition and results of operations. As an example, a loss of a frequency authorization would reduce the amount of spectrum available to us, potentially reducing the amount of DISH TV services available to our DISH TV subscribers. The materiality of such a loss of authorizations would vary based upon, among other things, the location of the frequency used or the availability of replacement spectrum. In addition, Congress often considers and enacts legislation that affects us and FCC proceedings to implement the Communications Act and enforce its regulations are ongoing. We cannot predict the outcomes of these legislative or regulatory proceedings or their effect on our business.

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

If our internal controls are not effective, our business, stock price and investor confidence in our financial results may be adversely affected.

We periodically evaluate and test our internal control over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. Our management has concluded that our internal control over financial reporting was effective as of December 31, 2020. If in the future we are unable to report that our internal control over financial reporting is effective (or if our auditors do not agree with our assessment of the effectiveness of, or are unable to express an opinion on, our internal control over financial reporting), investors, subscribers and business partners could lose confidence in the accuracy of our financial reports, which could in turn have a material adverse effect on our business, investor confidence in our financial results may weaken, and our stock price may suffer.

We may face other risks described from time to time in periodic and current reports we file with the SEC.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The following table sets forth certain information concerning our principal properties related to our business segments.

Leased From
Description/Use/Location	Segment(s) Using Property	Owned	EchoStar	Other Third Party
Corporate headquarters, Englewood, Colorado (1)	Pay-TV / Wireless		X
General offices, Littleton, Colorado (2)	Pay-TV / Wireless	X
Customer call center, warehouse, service, and remanufacturing center, El Paso, Texas	Pay-TV	X
Data Center, Cheyenne, Wyoming (2)	Pay-TV / Wireless	X
Digital broadcast operations center, Cheyenne, Wyoming (3)	Pay-TV	X
Digital broadcast operations center, Gilbert, Arizona (3)	Pay-TV	X
Engineering offices and service center, Englewood, Colorado (3)	Pay-TV / Wireless	X
General offices, Overland Park, Kansas	Wireless			X
Service and remanufacturing center, Spartanburg, South Carolina	Pay-TV / Wireless			X
Warehouse and distribution center, Denver, Colorado	Pay-TV / Wireless			X
Warehouse and distribution center, Atlanta, Georgia	Pay-TV			X
Warehouse, Denver, Colorado	Pay-TV	X

(1)	See Note 20 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on our Related Party Transactions with EchoStar.
(2)	These properties were transferred to us in connection with the completion of the Master Transaction Agreement.
(3)	These properties were transferred to us in connection with the completion of the Share Exchange.

In addition to the principal properties listed above, we operate numerous facilities for, among other things, our in-home service operations, customer call centers and digital broadcast operations centers strategically located in regions throughout the United States. Furthermore, we own or lease capacity on 13 satellites, which are a major component of our DISH TV services. See further information under “Item 1. Business – Satellites” in this Annual Report on Form 10-K.

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

As of February 12, 2021, there were approximately 6,650 holders of record of our Class A common stock, not including stockholders who beneficially own Class A common stock held in nominee or street name. As of February 12, 2021, all of the 238,435,208 outstanding shares of our Class B common stock were beneficially held by Charles W. Ergen, our Chairman, and by certain entities established by Mr. Ergen for the benefit of his family. There is currently no trading market for our Class B common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding purchases of our Class A common stock made by us for the period from October 1, 2020 through December 31, 2020.

			Total Number of	Maximum Approximate
	Total		Shares Purchased	Dollar Value of Shares
	Number of	Average	as Part of Publicly	that May Yet be
	Shares	Price Paid	Announced	Purchased Under the
Period	Purchased	per Share	Programs	Programs (1)

	(In thousands, except share data)
October 1, 2020 - October 31, 2020	—	$—	—	$1,000,000
November 1, 2020 - November 30, 2020	—	$—	—	$1,000,000
December 1, 2020 - December 31, 2020	—	$—	—	$1,000,000
Total	—		$—	$1,000,000

(1)	Our Board of Directors previously authorized stock repurchases of up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2020. On October 30, 2020, our Board of Directors extended this authorization such that we are currently authorized to repurchase up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2021. Purchases under our repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors. We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

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

Overview

We currently operate two primary business segments, Pay-TV and Wireless. Our Wireless business segment consists of two business units, Retail Wireless and 5G Network Deployment.

Our Pay-TV business strategy is to be the best provider of video services in the United States by providing products with the best technology, outstanding customer service, and great value. We promote our Pay-TV services as providing our subscribers with a better “price-to-value” relationship than those available from other subscription television service providers. In connection with the growth in the OTT industry, we market our SLING TV services to consumers who do not subscribe to traditional satellite and cable pay-TV services, as well as to current and recent traditional pay-TV subscribers who desire a lower cost alternative.

Our Retail Wireless business unit offers prepaid and postpaid retail wireless services to subscribers under our Boost Mobile and Ting Mobile brands, as well as a competitive portfolio of wireless devices. We offer customers value by providing choice and flexibility in our wireless services. We offer competitive consumer plans with no annual service contracts. Our retail wireless business strategy is to expand our current target segments and profitably grow our subscriber base by acquiring and retaining high quality subscribers while we complete our 5G Network Deployment. We intend to acquire high quality subscribers by providing competitive offers, increased consumer value and innovative new value-added services that better meet those subscribers’ needs and budget. We intend on retaining those subscribers through compelling new value-added services and outstanding customer service. As we work to integrate our retail wireless brands one of our focuses will be to ensure that our Pay-TV subscribers are aware of the increased value available to them through our retail wireless brands.

Our 5G Network Deployment business unit strategy is to commercialize our wireless spectrum licenses through the completion of our 5G Network Deployment. To that end, we have undertaken several key steps including identifying markets to build out, making executive and management hires and entering into agreements with key vendors. For example, on November 16, 2020, we announced a long-term agreement with Crown Castle pursuant to which Crown Castle will lease us space on up to 20,000 communication towers.  As part of the agreement, we will also receive certain fiber transport services and have the option to utilize Crown Castle for pre-construction services.  During December 2020, we completed a successful field validation, utilizing our fully-virtualized standalone 5G core network and the industry’s first O-RAN compliant radio.

Financial Highlights

2020 Consolidated Results of Operations and Key Operating Metrics

●	Revenue of $15.493 billion
●	Net income attributable to DISH Network of $1.763 billion and basic and diluted earnings per share of common stock of $3.36 and $3.02, respectively
●	Loss of approximately 526,000 net Pay-TV subscribers
●	Loss of approximately 408,000 net DISH TV subscribers
●	Loss of approximately 118,000 net SLING TV subscribers
●	Pay-TV ARPU of $91.77
●	Gross new DISH TV subscriber activations of approximately 1.094 million
●	DISH TV churn rate of 1.38%
●	DISH TV SAC of $851
●	Gross new wireless subscriber activations of approximately 2.093 million
●	Loss of approximately 575,000 net wireless subscribers
●	Wireless ARPU of $38.24

Consolidated Financial Condition as of December 31, 2020

●	Cash, cash equivalents and current marketable investment securities of $3.733 billion
●	Total assets of $38.240 billion
●	Total long-term debt and finance lease obligations of $15.702 billion

Recent Developments

COVID-19 Update

A novel strain of coronavirus which causes the disease COVID-19 has resulted in a worldwide health pandemic.  To date, COVID-19 has surfaced in nearly all regions around the world and resulted in global travel restrictions and business slowdowns or shutdowns.  The COVID-19 pandemic has also created unanticipated circumstances and uncertainty, disruption, and significant volatility in the economic environment generally, which have adversely affected, and may continue to adversely affect, our business operations and could materially and adversely affect our business, financial condition and results of operations.  As the COVID-19 pandemic continues, many of our subscribers are impacted by recommendations and/or mandates from federal, state, and local authorities to practice social distancing, to refrain from gathering in groups and, in some areas, to refrain from non-essential movements outside of their homes.

Governmental authorities are taking various actions in an effort to slow the spread of COVID-19. COVID-19 has impacted our business, in particular in the following areas:

●	In response to the outbreak and business disruption, first and foremost, we have prioritized the health and safety of our employees. We have implemented increased health and safety practices including, increased use of personal protective equipment for employees to protect them and our subscribers, and temperature checks at certain locations.

●	With respect to our wireless business, in March we provided access to certain of our wireless spectrum licenses to AT&T and T-Mobile for no cost for a 60-day period and NorthStar Wireless and SNR Wireless also provided access to certain of their wireless spectrum licenses at no cost to Verizon for a 60-day period. We extended access to certain wireless licenses for T-Mobile through June 30, 2020.

●	Our commercial business is impacted as many bars, restaurants, and other commercial establishments have been and continue to be recommended and/or mandated to suspend all non-essential “in-person” business operations and/or operate at reduced capacity. In addition, airlines and hotels significantly reduced operations as a result of government actions and/or related lower consumer demand.

●	Beginning in the second half of March 2020, COVID-19 and the related governmental recommendations and/or mandates created reduced in person selling opportunities, and a reduction in subscribers’ willingness to open direct mail marketing and allow in-home technicians into their homes. As a result, we reduced our marketing expenditures and our gross new DISH TV subscribers began to decrease.

●	Our Retail Wireless business unit was impacted as governmental recommendations and/or mandates caused temporary retail store closures and reduced in person selling opportunities.

●	Our OnTech Smart Services and DISH Smart Home Services brands were impacted as in-home installation and support has been impacted by government actions and/or related lower consumer demand for these services.

●	Widespread unemployment may impact our subscribers’ ability to pay for the services they receive and, as a result, we have increased our allowance for credit losses as a component of “Trade accounts receivable, net” as of December 31, 2020 on our Consolidated Balance Sheets. We continue to monitor the health of our business, including the potential impact of widespread unemployment on our subscribers’ ability to pay for the services they receive.

●	Our supply chain has been impacted by COVID-19, and there have been and could be additional significant and unanticipated interruptions and/or delays in the supply of materials and/or equipment across our supply chain, due to, among other things, surges in COVID-19. Furthermore, we may not be able to diversify sources of supply in a timely manner to mitigate these interruptions and/or delays. These interruptions and/or delays in our supply chain could have a material adverse effect on our business, including our Pay-TV and Retail Wireless operations, our ability to meet our build-out requirement deadlines for our wireless spectrum licenses and our 5G Network Deployment generally.

●	Due to the economic climate, combined with changing needs of our subscribers and how we can best serve them, during the second quarter of 2020, we made the decision to reevaluate our organization. This included a focused set of staffing reductions to align our workforce to best serve our subscribers.

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

Acquisitions

We accounted for the Boost Mobile Acquisition and Ting Mobile Acquisition as business combinations. The identifiable assets acquired and liabilities assumed were recorded at their preliminary fair values as of the acquisition date and are consolidated into our financial statements. Our Consolidated Statements of Operations and Comprehensive Income (Loss) includes the results of the Boost Mobile Acquisition from July 1, 2020 and the Ting Mobile Acquisition from August 1, 2020. See Note 6 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Boost Mobile Acquisition

Asset Purchase Agreement. Effective on July 1, 2020, upon the terms and subject to the conditions set forth in the APA and in accordance with the Final Judgment, we completed the Boost Mobile Acquisition and DISH Network officially entered into the retail wireless market, serving more than 9 million customers under the Boost Mobile brand.

In connection with the Boost Mobile Acquisition and the consummation of the Sprint-T-Mobile merger, we, T-Mobile, Sprint, DT and SoftBank came to an agreement with the DOJ on key terms and approval of the Transaction Agreements and our wireless service business and spectrum. On July 26, 2019, the Defendants entered into the Stipulation and Order with the DOJ binding the Defendants to the Proposed Final Judgment, which memorialized the agreement between the DOJ and the Defendants. The Stipulation and Order and the Proposed Final Judgment were filed in the District Court on July 26, 2019 and on April 1, 2020, the Final Judgment was entered with the District Court.

Ting Mobile Acquisition

On August 1, 2020, we completed the Ting Mobile Acquisition. In addition, we entered into a services agreement pursuant to which Tucows will act as a mobile virtual network enabler for certain of our retail wireless subscribers. The consideration for the Ting Mobile Acquisition is an earn out provision and the fair value of the earn out provision has been assigned to a customer relationship intangible that is recorded in “Intangible assets, net” with the offset recorded in “Long-term deferred revenue and other long-term liabilities” on our Consolidated Balance Sheets. See Note 6 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

Selling, general and administrative expenses. “Selling, general and administrative expenses” consists primarily of direct sales costs, advertising, third-party commissions related to the acquisition of subscribers, costs related to the installation of our new Pay-TV subscribers, the cost of subsidized sales of Pay-TV equipment for new subscribers and employee-related costs associated with administrative services such as legal, information systems, and accounting and finance.

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

Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”). We are not aware of any uniform standards for calculating ARPU and believe presentations of ARPU may not be calculated consistently by other companies in the same or similar businesses. We calculate Pay-TV average monthly revenue per Pay-TV subscriber, or Pay-TV ARPU, by dividing average monthly Pay-TV segment “Service revenue,” excluding revenue from broadband services, for the period by our average number of Pay-TV subscribers for the period. The average number of Pay-TV subscribers is calculated for the period by adding the average number of Pay-TV subscribers for each month and dividing by the number of months in the period. The average number of Pay-TV subscribers for each month is calculated by adding the beginning and ending Pay-TV subscribers for the month and dividing by two. SLING TV subscribers on average purchase lower priced programming services than DISH TV subscribers, and therefore, as SLING TV subscribers increase, it has had a negative impact on Pay-TV ARPU.

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

DISH TV SAC. Subscriber acquisition cost measures are commonly used by those evaluating traditional companies in the pay-TV industry.  We are not aware of any uniform standards for calculating the “average subscriber acquisition costs per new DISH TV subscriber activation,” or DISH TV SAC, and we believe presentations of pay-TV SAC may not be calculated consistently by different companies in the same or similar businesses.  Our DISH TV SAC is calculated using all of costs of acquiring DISH TV subscribers (e.g., subsidized equipment, advertising, installation, commissions and direct sales, etc.) which are included in “Selling, general and administrative expenses,” plus capitalized payments made under certain sales incentive programs and the value of equipment capitalized under our lease program for new DISH TV subscribers, divided by gross new DISH TV subscriber activations. We include all new DISH TV subscribers in our calculation, including DISH TV subscribers added with little or no subscriber acquisition costs. Although we no longer have a separate line item for subscriber acquisition costs on our Consolidated Statements of Operations and Comprehensive Income (Loss), our methodology for calculating DISH TV SAC is unchanged from prior periods.

Wireless subscribers. We include prepaid and postpaid customers obtained through direct sales, independent third-party retailers and other independent third-party distribution relationships in our wireless subscriber count.

Wireless average monthly revenue per subscriber (“Wireless ARPU”). We are not aware of any uniform standards for calculating ARPU and believe presentations of ARPU may not be calculated consistently by other companies in the same or similar businesses. We calculate average monthly revenue per wireless subscriber, or Wireless ARPU, by dividing average monthly retail wireless business unit “Service revenue” for the period by our average number of wireless subscribers for the period. The average number of wireless subscribers is calculated for the period by adding the average number of wireless subscribers for each month and dividing by the number of months in the period. The average number of wireless subscribers for each month is calculated by adding the beginning and ending wireless subscribers for the month and dividing by two.

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

RESULTS OF OPERATIONS – Segments

Business Segments

We currently operate two primary business segments: (1) our Pay-TV segment; and (2) our Wireless segment. Our Wireless segment consists of two business units, the Retail Wireless business unit and 5G Network Deployment business unit. Revenue and operating income (loss) by segment are shown in the table below:

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019.

	For the Years Ended December 31,		Variance
	2020	2019	Amount	%

	(In thousands)
Revenue:
Pay-TV	$12,897,413	$12,810,248	$87,165	0.7
Wireless	2,599,842	1,673	2,598,169	*
Eliminations	(3,820)	(4,237)	417	9.8
Total revenue	$15,493,435	$12,807,684	$2,685,751	21.0

Operating income (loss):
Pay-TV	$2,903,183	$1,961,700	$941,483	48.0
Wireless	(320,568)	(82,824)	(237,744)	*
Eliminations	—	—	—	*
Total operating income (loss)	$2,582,615	$1,878,876	$703,739	37.5

* Percentage is not meaningful.

Total revenue. Our consolidated revenue totaled $15.493 billion for the year ended December 31, 2020, an increase of $2.686 billion or 21.0% compared to the same period in 2019. The increase primarily resulted from the completion of the Boost Mobile Acquisition.

Total operating income (loss). Our consolidated operating income totaled $2.583 billion for the year ended December 31, 2020, an increase of $704 million or 37.5% compared to the same period in 2019. The change primarily resulted from an increase in the operating income from our Pay-TV segment and our Retail Wireless business unit, partially offset by an increase in operating losses associated with our 5G Network Deployment business unit, principally related to an “Impairment of long-lived assets” of $356 million in the first quarter of 2020.

Pay-TV Segment

We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). As of December 31, 2020, we had 11.290 million Pay-TV subscribers in the United States, including 8.816 million DISH TV subscribers and 2.474 million SLING TV subscribers.

We market our SLING TV services to consumers who do not subscribe to traditional satellite and cable pay-TV services, as well as to current and recent traditional pay-TV subscribers who desire a lower cost alternative. Our SLING TV services require an Internet connection and are available on multiple streaming-capable devices including streaming media devices, TVs, tablets, computers, game consoles and phones. We offer SLING domestic, SLING International, and SLING Latino video programming services.

Trends in our Pay-TV Segment

Competition

Competition has intensified in recent years as the pay-TV industry has matured. We and our competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of pay-TV services. We face substantial competition from established pay-TV providers and broadband service providers and increasing competition from companies providing/facilitating the delivery of video content via the Internet to computers, televisions, and other streaming and mobile devices, including wireless service providers. In recent years, industry consolidation and convergence has created competitors with greater scale and multiple product/service offerings. These developments, among others, have contributed to intense and increasing competition, and we expect such competition to continue.

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

Our Pay-TV services also face increased competition from programmers and other companies who distribute video directly to consumers over the Internet, as well as traditional satellite television providers, cable companies and large telecommunications companies that are increasing their Internet-based video offerings. We also face competition from providers of video content, many of which are providers of our programming content, that distribute content over the Internet including services with live-linear television programming, as well as single programmer offerings and offerings of large libraries of on-demand content, including in certain cases original content. These providers include, among others, Netflix, Hulu, Apple, Amazon, Alphabet, Disney, Verizon, AT&T, T-Mobile, ViacomCBS, STARZ, Peacock, Fubo and Philo.

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

Programming

Our ability to compete successfully will depend, among other things, on our ability to continue to obtain desirable programming and deliver it to our subscribers at competitive prices. Programming costs represent a large percentage of our “Cost of services” and the largest component of our total expense. We expect these costs to continue to increase due to contractual price increases and the renewal of long-term programming contracts on less favorable pricing terms and certain programming costs are rising at a much faster rate than wages or inflation. In particular, the rates we are charged for retransmitting local broadcast channels have been increasing substantially and may exceed our ability to increase our prices to our subscribers. Going forward, our margins may face pressure if we are unable to renew our long-term programming contracts on acceptable pricing and other economic terms or if we are unable to pass these increased programming costs on to our subscribers.

Increases in programming costs have caused us to increase the rates that we charge to our subscribers, which could in turn cause our existing Pay-TV subscribers to disconnect our service or cause potential new Pay-TV subscribers to choose not to subscribe to our service. Additionally, even if our subscribers do not disconnect our services, they may purchase through new and existing online content providers a certain portion of the services that they would have historically purchased from us, such as pay-per-view movies.

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

RESULTS OF OPERATIONS – PAY-TV Segment

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2020	2019	Amount	%

	(In thousands)
Revenue:
Service revenue	$12,702,345	$12,616,442	$85,903	0.7
Equipment sales and other revenue	195,068	193,806	1,262	0.7
Total revenue	12,897,413	12,810,248	87,165	0.7

Costs and expenses:
Cost of services	7,812,003	8,377,351	(565,348)	(6.7)
% of Service revenue	61.5%	66.4%
Cost of sales - equipment and other	114,780	173,136	(58,356)	(33.7)
Selling, general and administrative expenses	1,453,521	1,676,251	(222,730)	(13.3)
% of Total revenue	11.3%	13.1%
Depreciation and amortization	613,926	621,810	(7,884)	(1.3)
Total costs and expenses	9,994,230	10,848,548	(854,318)	(7.9)

Operating income (loss)	$2,903,183	$1,961,700	$941,483	48.0

Other data:
Pay-TV subscribers, as of period end (in millions) **	11.290	11.986	(0.696)	(5.8)
DISH TV subscribers, as of period end (in millions) **	8.816	9.394	(0.578)	(6.2)
SLING TV subscribers, as of period end (in millions)	2.474	2.592	(0.118)	(4.6)
Pay-TV subscriber additions (losses), net (in millions)	(0.526)	(0.336)	(0.190)	(56.5)
DISH TV subscriber additions (losses), net (in millions)	(0.408)	(0.511)	0.103	20.2
SLING TV subscriber additions (losses), net (in millions)	(0.118)	0.175	(0.293)	*
Pay-TV ARPU	$91.77	$85.92	$5.85	6.8
DISH TV subscriber additions, gross (in millions)	1.094	1.348	(0.254)	(18.8)
DISH TV churn rate	1.38%	1.62%	(0.24)%	(14.8)
DISH TV SAC	$851	$822	$29	3.5
Purchases of property and equipment	$317,196	$393,501	$(76,305)	(19.4)
OIBDA	$3,517,109	$2,583,510	$933,599	36.1

* Percentage is not meaningful.

**During the first quarter 2020, we removed approximately 250,000 subscribers representing commercial accounts impacted by COVID-19 from our ending Pay-TV subscriber count.  During the year ended December, 31, 2020, 80,000 of these subscribers came off pause or had temporary rate relief end and are included in our ending Pay-TV subscriber count as of December 31, 2020. The effect of the removal of these 250,000 subscribers as of March 31, 2020 and the addition of these 80,000 subscribers as of December 31, 2020 was excluded from the calculation of our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions/losses and Pay-TV churn rate for the year ended December 31, 2020.  See “Results of Operations – Pay-TV subscribers” for further information.

Pay TV subscribers

DISH TV subscribers. We lost approximately 408,000 net DISH TV subscribers during the year ended December 31, 2020 compared to the loss of approximately 511,000 net DISH TV subscribers during the same period in 2019. This decrease in net DISH TV subscriber losses primarily resulted from a lower DISH TV churn rate, partially offset by lower gross new DISH TV subscriber activations.

SLING TV subscribers. We lost approximately 118,000 net SLING TV subscribers during the year ended December 31, 2020 compared to the addition of approximately 175,000 net SLING TV subscribers during the same period in 2019. This decrease in net SLING TV subscriber additions was primarily related to lower SLING TV subscriber activations, increased competition, including competition from other subscription video on-demand and live-linear OTT service providers, and delays and cancellations of sporting events as a result of COVID-19.

DISH TV subscribers, gross. During the year ended December 31, 2020, we activated approximately 1.094 million gross new DISH TV subscribers compared to approximately 1.348 million gross new DISH TV subscribers during the same period in 2019, a decrease of 18.8%. This decrease in our gross new DISH TV subscriber activations was primarily related to the impact of COVID-19. Beginning in the second half of March 2020, COVID-19 and the related governmental recommendations and/or mandates created reduced in person selling opportunities, and a reduction in customers’ willingness to open direct mail marketing and allow in-home technicians into their homes as well as delays and cancellations of sporting events.  As a result, beginning in the first quarter 2020, we reduced our marketing expenditures and our gross new DISH TV subscribers began to decrease. We continue to assess the impact of COVID-19 and cannot predict with certainty the impact to our gross new DISH TV subscribers as a result of, among other things, higher unemployment and lower discretionary spending and reduced ability to perform our in-home service operations due to the impact of social distancing. In addition, our gross new DISH TV subscriber activations continue to be negatively impacted by stricter customer acquisition policies for our DISH TV subscribers, including an emphasis on acquiring higher quality subscribers, and by increased competitive pressures, including aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, and channel removals.

DISH TV churn rate. Our DISH TV churn rate for the year ended December 31, 2020 was 1.38% compared to 1.62% for the same period in 2019. This decrease primarily resulted from the impact of COVID-19, including, among other things, the recommendations and/or mandates from federal, state, and local authorities that customers refrain from non-essential movements outside of their homes and the resulting increased consumption of our Pay-TV services. In addition, COVID-19 had an impact on competitive pressures due to, among other things, a reduction in customers’ willingness to allow competitors’ technicians into their homes and delays and cancellations of sporting events that reduced the attractiveness of competitors’ promotional offers and services. Furthermore, our DISH TV churn rate for the year ended December 31, 2019 was negatively impacted by Univision’s removal of certain of their channels from our programming lineup. We continue to assess the impact of COVID-19 and cannot predict with certainty the impact to our DISH TV churn rate as a result of, among other things, higher unemployment and lower discretionary spending and reduced ability to perform our in-home service operations due to the impact of social distancing. In addition, this decrease also resulted from our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.

Beginning in March 2020, several federal, state, and local government agencies implemented recommendations, guidelines, and orders regarding “social distancing” in an attempt to slow or stop the spread of COVID-19. As a result of these actions, many bars, restaurants, and other commercial establishments have been and continue to be recommended and/or ordered to suspend all non-essential “in-person” business operations and/or operate at reduced capacity. In addition, airlines and hotels significantly reduced operations as a result of government actions and/or related lower consumer demand. In an effort to avoid charging commercial customers for services in their establishments which are no longer open to the public, we have paused service or provided temporary rate relief for certain of those commercial accounts. For certain commercial accounts, each subscription is counted as one Pay-TV subscriber. For other commercial accounts, as discussed above, we divide our total revenue for these commercial accounts by $34.99, and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our Pay-TV subscriber count. During the first quarter 2020, we removed 250,000 subscribers from our ending Pay-TV subscriber count for commercial accounts we placed on pause, or received reduced revenue, or for which we anticipate the account to disconnect due to COVID-19. During the year ended December 31, 2020, 80,000 of these subscribers came off pause or had temporary rate relief end and 69,000 of these subscribers disconnected.

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

Service revenue. “Service revenue” totaled $12.702 billion for the year ended December 31, 2020, an increase of $86 million or 0.7% compared to the same period in 2019. The increase in “Service revenue” compared to the same period in 2019 was primarily related to an increase in Pay-TV ARPU discussed below, partially offset by a lower average Pay- TV subscriber base.

Pay-TV ARPU. Pay-TV ARPU was $91.77 during the year ended December 31, 2020 versus $85.92 during the same period in 2019. The $5.85 or 6.8% increase in Pay-TV ARPU was primarily attributable to the DISH TV programming package price increases in the first quarter 2020 and 2019, the SLING TV programming package price increases in the first quarter 2020 and fourth quarter 2019, higher ad sales revenue and fewer commercial accounts compared to the same period in 2019, which have lower Pay-TV ARPU than residential subscribers.

Cost of services. “Cost of services” totaled $7.812 billion during the year ended December 31, 2020, a decrease of $565 million or 6.7% compared to the same period in 2019. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base and the reduction of expense associated with the transfer of certain assets to us pursuant to the Master Transaction Agreement, partially offset by increases in programming costs per subscriber. Programming costs per subscriber increased during the year ended December 31, 2020 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. These increases were partially offset by a decrease in programming costs per subscriber due to, among others, Sinclair RSN’s removal of certain of their channels from our programming lineup in July 2019 and multiple one-time programming adjustments in the third quarter 2020. “Cost of services” represented 61.5% and 66.4% of “Service revenue” during the year ended December 31, 2020 and 2019, respectively. See Note 20 in the Notes to our Consolidated Financial Statements for further information on the Master Transaction Agreement.

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

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $1.454 billion during the year ended December 31, 2020, a $223 million or 13.3% decrease compared to the same period in 2019. This change was primarily driven by a decrease in subscriber acquisition costs resulting from fewer gross new DISH TV subscriber activations, a $70 million reduction to litigation expense as a result of the Telemarketing Litigation settlement and cost cutting initiatives in the Pay-TV segment, including a focused set of staffing reductions. See Note 16 in the Notes to our Consolidated Financial Statements for further information on the Telemarketing Litigation.

DISH TV SAC.  DISH TV SAC was $851 during the year ended December 31, 2020 compared to $822 during the same period in 2019, an increase of $29 or 3.5%.  This change was primarily attributable to fewer commercial additions compared to the same period in 2019 and an increase in advertising costs per subscriber. Commercial activations historically have lower DISH TV SAC than residential activations, and therefore the decrease in commercial activations had a negative impact on DISH TV SAC. Beginning in the first quarter 2020, as a result of COVID-19 and the related governmental recommendations and/or mandates, our in person selling opportunities and our customers’ willingness to open direct mail marketing and allow in-home technicians into their homes were reduced. Accordingly, we reduced our marketing expenditures and our gross new DISH TV subscriber activations began to decrease. Although we reduced our marketing expenditures, gross new DISH TV subscriber activations decreased at a higher rate, resulting in an increase in advertising costs per subscriber during 2020 compared to 2019.

During the year ended December 31, 2020 and 2019, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $151 million and $191 million, respectively. This decrease in capital expenditures primarily resulted from a decrease in gross new DISH TV subscriber activations.

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

For discussion of the Pay-TV results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018, see “Results of Operations - Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018” in our 2019 Annual Report on Form 10-K.

Wireless Segment

Our Wireless business segment operates in two business units, Retail Wireless and 5G Network Deployment. Revenue, operating income (loss) and purchases of property and equipment by business unit are shown in the table below:

For the Year Ended December 31, 2020	Retail Wireless	5G Network Deployment	Total Wireless

	(In thousands)
Total revenue	$2,579,057	$20,785	$2,599,842
Operating income (loss)	$162,743	$(483,311)	$(320,568)
Purchases of property and equipment	$23,210	$72,896	$96,106

Wireless – Retail Wireless

As a result of the Boost Mobile Acquisition and the Ting Mobile Acquisition, we have entered the retail wireless business.  See Note 6 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.  We offer nationwide prepaid and postpaid retail wireless services to subscribers under our Boost Mobile and Ting Mobile brands, as well as a competitive portfolio of wireless devices.  Prepaid wireless subscribers generally pay in advance for monthly access to wireless talk, text, and data services.  Postpaid wireless subscribers generally are qualified to pay after receiving wireless talk, text, and data services.  We are currently operating our retail wireless business unit as an MVNO while we build our 5G broadband network.  As an MVNO, we depend primarily on T-Mobile to provide us with network services under the MNSA.  A majority of our Retail Wireless subscribers currently receive services through T-Mobile’s CDMA Network, under the MNSA.  We acquired over 9 million subscribers as a result of the Boost Mobile Acquisition and acquired over 200,000 subscribers as a result of the Ting Mobile Acquisition.  Our Consolidated Statements of Operations and Comprehensive Income (Loss) includes the results of the Boost Mobile Acquisition from July 1, 2020 and Ting Mobile Acquisition from August 1, 2020. As of December 31, 2020, we had 9.055 million retail wireless subscribers.

Currently, we offer wireless subscribers competitive consumer plans with no annual service contracts and monthly service plans ranging from $10 for 1GB of high-speed data and unlimited talk and text to $60 for unlimited data, talk and text. We also offer promotional plans, including, among others, three lines for $90 for unlimited data, talk and text.

Competition

Boost Mobile operates within the prepaid wireless space and Ting Mobile operates within the postpaid wireless space. Retail Wireless is a mature market with moderate year-over-year organic growth. Competitors include providers who offer similar communication services, such as talk, text and data. Competitive factors within the wireless communications services industry include pricing, market saturation, service and product offerings, customer experience and service quality. We compete with a number of national wireless carriers, including Verizon, AT&T and T-Mobile, all of which are significantly larger than us, serve a significant percentage of all wireless subscribers and enjoy scale advantages compared to us. Verizon, AT&T, and T-Mobile are currently the only nationwide Mobile Network Operators (“MNOs”) in the United States. Primary competitors to our Retail Wireless business unit include, but are not limited to, Metro PCS (owned by T-Mobile), Cricket Wireless (owned by AT&T), Tracfone Wireless and other MVNOs such as Consumer Cellular and Mint Mobile. Verizon announced its pending acquisition of Tracfone Wireless in September 2020.

Wireless – 5G Network Deployment

We have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets and made over $10 billion in non-controlling investments in certain entities, for a total of over $21 billion. The $21 billion of investments related to wireless spectrum licenses does not include $6 billion of capitalized interest related to the carrying value of such licenses.  See Note 2 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on capitalized interest.

DISH Network Spectrum

We have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets. These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements.

We plan to commercialize our wireless spectrum licenses through the completion of our 5G Network Deployment. To that end, we have undertaken several key steps including identifying markets to build out, making executive and management hires and entering into agreements with key vendors. For example, on November 16, 2020, we announced a long-term agreement with Crown Castle pursuant to which Crown Castle will lease us space on up to 20,000 communication towers.  As part of the agreement, we will also receive certain fiber transport services and have the option to utilize Crown Castle for pre-construction services.  During December 2020, we completed a successful field validation, utilizing our fully-virtualized standalone 5G core network and the industry’s first O-RAN compliant radio. We currently expect expenditures for our 5G Network Deployment to be approximately $10 billion, excluding capitalized interest.

Prior to starting our 5G Network Deployment, we notified the FCC in March 2017 that we planned to deploy a narrowband IoT network on certain of these wireless licenses, which we expected to complete by March 2020, with subsequent phases to be completed thereafter.  In light of, among other things, certain developments related to the Sprint-T-Mobile merger, during the first quarter 2020, we determined that the revision of certain of our build-out deadlines was probable and, therefore, we no longer intended to complete our narrowband IoT deployment.  The FCC issued an Order effectuating the build-out deadline changes contemplated above on September 11, 2020.  During the first quarter 2020, we impaired certain assets that would not be utilized in our 5G Network Deployment, resulting in a $253 million non-cash impairment charge in “Impairment of long-lived assets” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

We will need to make significant additional investments or partner with others to, among other things, complete our 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as we complete our 5G Network Deployment we will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure. We may also determine that additional wireless spectrum licenses may be required to complete our 5G Network Deployment and to compete with other wireless service providers. See Note 2 and Note 16 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

The AWS-3 Licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. The Northstar Entities and/or the SNR Entities may need to raise significant additional capital in the future, which may be obtained from third party sources or from us, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential Northstar Re-Auction Payment and SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC. Depending upon the nature and scope of such commercialization, build-out and integration efforts, regulatory compliance, and potential Northstar Re-Auction Payment and SNR Re-Auction Payment, any loans, equity contributions or partnerships could vary significantly. See Note 16 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

RESULTS OF OPERATIONS – Wireless Segment – Retail Wireless Business Unit

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2020	2019	Amount		%

	(In thousands)
Revenue:
Service revenue	$2,143,703	$—		$2,143,703	*
Equipment sales and other revenue	435,354	—		435,354	*
Total revenue	2,579,057	—		2,579,057	*

Costs and expenses:
Cost of services	1,282,022	—		1,282,022	*
% of Service revenue	59.8%	*	%
Cost of sales - equipment and other	806,198	—		806,198	*
Selling, general and administrative expenses	239,035	—		239,035	*
% of Total revenue	9.3%	*	%
Depreciation and amortization	89,059	—		89,059	*
Total costs and expenses	2,416,314	—		2,416,314	*

Operating income (loss)	$162,743	$—		$162,743	*

Other data:
Wireless subscribers, as of period end (in millions)	9.055	—		9.055	*
Wireless subscriber additions, gross (in millions)	2.093	—		2.093	*
Wireless subscriber additions (losses), net (in millions)	(0.575)	—		(0.575)	*
Wireless ARPU	$38.24	$—		$38.24	*
Wireless churn rate	4.76%	—		4.76%	*
OIBDA	$251,802	$—		$251,802	*

* Percentage is not meaningful.

The results of the Boost Mobile Acquisition from July 1, 2020 and the Ting Mobile Acquisition from August 1, 2020 are included in our Retail Wireless Business Unit. During the third quarter 2020, we added over 9 million wireless subscribers as a result of these acquisitions. We are currently in the process of integrating our retail wireless operations and have made and continue to make certain changes to our marketing, sales, and operations to further enhance our profitability. We lost 575,000 net wireless subscribers for the year ended December 31, 2020, primarily as a result of these operational changes. Our current results of operations are not necessarily indicative of future results, in part based on the ongoing integration and operational changes we are currently implementing. We are working to ensure that the customers we acquire and retain are profitable under our MVNO economics. As an example, certain subscribers that use high amounts of data, may be profitable for an MNO, but are not profitable under an MVNO.

RESULTS OF OPERATIONS – Wireless Segment – 5G Network Deployment Business Unit

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2020	2019	Amount	%

	(In thousands)
Revenue:
Equipment sales and other revenue	$20,785	$1,673	$19,112	*
Total revenue	20,785	1,673	19,112	*

Costs and expenses:
Cost of sales - equipment and other	18,743	19,685	(942)	(4.8)
Selling, general and administrative expenses	117,368	56,045	61,323	*
Depreciation and amortization	11,567	8,767	2,800	31.9
Impairment of long-lived assets	356,418	—	356,418	*
Total costs and expenses	504,096	84,497	419,599	*

Operating income (loss)	$(483,311)	$(82,824)	$(400,487)	*

Other data:
Purchases of property and equipment	$72,896	$187,580	$(114,684)	(61.1)
OIBDA	$(471,744)	$(74,057)	$(397,687)	*

* Percentage is not meaningful.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $21 million for the year ended December 31, 2020, an increase of $19 million compared to the same period in 2019. This increase primarily resulted from leasing a portion of our 600 MHz spectrum licenses to T-Mobile, which began on September 11, 2020.  The spectrum lease with T-Mobile will result in $56 million of annual revenue during its 42 month term, subject to our right to terminate individual licenses prior to 42 months.  The specific termination rights vary by license.

Selling, general and administrative expenses “Selling, general and administrative expenses” totaled $117 million during the year ended December 31, 2020, a $61 million increase compared to the same period in 2019. This increase was primarily driven by an increase in general and administrative expenses related to our 5G Network Deployment.

Impairment of long-lived assets. “Impairment of long-lived assets” of $356 million during the year ended December 31, 2020 resulted from impairments of the T1 satellite and D1 satellites, as well as certain wireless equipment and operating lease assets related to our narrowband IoT deployment which we no longer intend to complete. See Note 2 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Purchases of property and equipment. “Purchases of property and equipment” totaled $73 million for the year ended December 31, 2020, a decrease of $115 million compared to the same period in 2019. The year ended December 31, 2019 was impacted by capital expenditures related to our narrowband IoT deployment for which we determined in the first quarter of 2020 that we would no longer complete. See Note 2 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information. Capital expenditures for the year ended December 31, 2020 are related to our 5G Network Deployment. We anticipate expenditures for our 5G Network Deployment to increase substantially throughout 2021 as we ramp up the build-out phase of our 5G Network Deployment.

OTHER CONSOLIDATED RESULTS

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2020	2019	Amount	%

	(In thousands)
Operating income (loss)	$2,582,615	$1,878,876	$703,739	37.5

Other income (expense):
Interest income	22,734	77,214	(54,480)	(70.6)
Interest expense, net of amounts capitalized	(12,974)	(23,687)	10,713	45.2
Other, net	(20,164)	11,524	(31,688)	*
Total other income (expense)	(10,404)	65,051	(75,455)	*

Income (loss) before income taxes	2,572,211	1,943,927	628,284	32.3
Income tax (provision) benefit, net	(698,275)	(451,358)	(246,917)	(54.7)
Effective tax rate	27.1%	23.2%
Net income (loss)	1,873,936	1,492,569	381,367	25.6
Less: Net income (loss) attributable to noncontrolling interests, net of tax	111,263	93,057	18,206	19.6
Net income (loss) attributable to DISH Network	$1,762,673	$1,399,512	$363,161	25.9

* Percentage is not meaningful.

Interest income. “Interest income” totaled $23 million during the year ended December 31, 2020, a decrease of $54 million or 70.6% compared to the same period in 2019. This decrease primarily resulted from lower percentage returns earned on our cash and marketable investment securities, partially offset by higher average cash and marketable investment securities balances during the year ended December 31, 2020.

Other, net. “Other, net” expense totaled $20 million during the year ended December 31, 2020, a decrease of $32 million compared to the same period in 2019. This change primarily resulted from a $22 million decrease in the fair value of our option to purchase certain of T-Mobile’s 800 MHz spectrum licenses under the Spectrum Purchase Agreement. See Note 7 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Income tax (provision) benefit, net. Our income tax provision was $698 million during the year ended December 31, 2020, an increase of $247 million compared to the same period in 2019. The increase in the provision was primarily related to an increase in “Income (loss) before income taxes” and an increase in our effective tax rate due to changes in the state apportionment applied to our deferred taxes as a result of the Boost Mobile Acquisition, partially offset by a benefit recognized for the carryback of net operating losses under the CARES Act.

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

	For the Years Ended December 31,
	2020	2019

	(In thousands)
Consolidated EBITDA	$3,165,740	$2,427,920
Interest, net	9,760	53,527
Income tax (provision) benefit, net	(698,275)	(451,358)
Depreciation and amortization	(714,552)	(630,577)
Net income (loss) attributable to DISH Network	$1,762,673	$1,399,512

The changes in Consolidated EBITDA during the year ended December 31, 2020, compared to the same period in 2019, were primarily a result of the factors described in connection with operating revenues and operating expenses.

Segment OIBDA

Segment OIBDA, which is presented below, is a non-GAAP measure and does not purport to be an alternative to operating income (loss) as a measure of operating performance.  We believe this measure is useful to management, investors and other users of our financial information in evaluating operating profitability of our business units on a more variable cost basis as it excludes the depreciation and amortization expenses related primarily to capital expenditures and acquisitions for those business units, as well as in evaluating operating performance in relation to our competitors. Segment OIBDA is calculated by adding back depreciation and amortization expense to business unit operating income (loss).  See Note 17 to the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

	For the Years Ended December 31,
	2020	2019

	(In thousands)
Pay-TV OIBDA	$3,517,109	$2,583,510
Depreciation and amortization	613,926	621,810
Segment operating income (loss)	$2,903,183	$1,961,700

Retail Wireless OIBDA	$251,802	$—
Depreciation and amortization	89,059	—
Segment operating income (loss)	$162,743	$—

5G Network Deployment OIBDA	$(471,744)	$(74,057)
Depreciation and amortization	11,567	8,767
Segment operating income (loss)	$(483,311)	$(82,824)

Consolidated OIBDA	$3,297,167	$2,509,453
Depreciation and amortization	714,552	630,577
Consolidated operating income (loss)	$2,582,615	$1,878,876

The changes in OIBDA during the year ended December 31, 2020, compared to the same period in 2019, were primarily a result of the factors described in connection with operating revenues and operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents. See Note 7 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information regarding our marketable investment securities. As of December 31, 2020, our cash, cash equivalents and current marketable investment securities totaled $3.733 billion compared to $2.860 billion as of December 31, 2019, an increase of $873 million. This increase in cash, cash equivalents and current marketable investment securities primarily resulted from cash generated from operating activities of $3.312 billion, $1.986 billion in net proceeds from the issuance of our 0% Convertible Notes due 2025 and $998 million in net proceeds from the issuance of our 7 3/8% Senior Notes due 2028. These increases were partially offset by the Boost Mobile Acquisition for a net aggregate purchase price of $1.313 billion, cash used for the redemption of our 5 1/8% Senior Notes due 2020 with an aggregate principal balance of $1.1 billion, capital expenditures of $1.193 billion (including capitalized interest related to FCC authorizations), a $1.048 billion payment to the FCC for the 3550-3650 MHz Licenses and the 37 GHz, 39 GHZ and 47 GHz Licenses, and a $312 million payment for the Northstar Purchase Agreement.

Debt Issuances and Maturity

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

On December 21, 2020, we issued $2.0 billion aggregate principal amount of the 0% Convertible Notes due December 15, 2025.

Our 6 3/4% Senior Notes due 2021 with an aggregate principal balance of $2.0 billion mature on June 1, 2021. We expect to fund this obligation from cash and marketable investment securities balances at that time.  However, depending on market conditions, we may refinance this obligation in whole or in part.

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

Upon completion of the rights offering on December 13, 2019, we raised approximately $1.0 billion and issued 29,834,992 shares of DISH Network’s Class A common stock.

Cash Flow

The following discussion highlights our cash flow activities during the years ended December 31, 2020 and 2019.

Cash flows from operating activities. We typically reinvest the cash flow from operating activities in our business primarily to grow our subscriber base, expand our infrastructure, make strategic investments, such as significant investments in wireless, including our 5G Network Deployment, and repay debt obligations. For the years ended December 31, 2020 and 2019, we reported “Net cash flows from operating activities” of $3.312 billion and $2.662 billion, respectively.

Net cash flows from operating activities from 2019 to 2020 increased $650 million, primarily attributable to a $1.569 billion increase in income adjusted to exclude non-cash charges for “Impairment of long-lived assets,” “Depreciation and amortization” expense, “Realized and unrealized losses (gains) on investments and derivatives,” “Non-cash, stock-based compensation” expense, and “Deferred tax expense (benefit).” This increase was partially offset by a decrease in cash flows resulting from changes in operating assets and liabilities principally attributable to timing differences between book expense and cash payments, including taxes. In 2020, changes in operating assets and liabilities were negatively impacted by the $210 million litigation settlement payment related to the Telemarketing Litigation. See Note 16 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Cash flows from investing activities. Our investing activities generally include purchases and sales of marketable investment securities, acquisitions, strategic investments, including purchases and settlements of derivative financial instruments, and purchases of wireless spectrum licenses, capital expenditures and capitalized interest. For the years ended December 31, 2020 and 2019, we reported outflows from “Net cash flows from investing activities” of $3.862 billion and $718 million, respectively.

The year ended December 31, 2020 was impacted by cash outflows primarily related to the closing of the Boost Mobile Acquisition for a net aggregate purchase price of $1.313 billion, capital expenditures of $1.193 billion (including capitalized interest related to FCC authorizations), a $1.048 billion payment to the FCC for the 3550-3650 MHz Licenses and the 37 GHz, 39 GHZ and 47 GHz Licenses.

The year ended December 31, 2019 was impacted by cash outflows primarily related to capital expenditures of $1.482 billion (including $901 million of capitalized interest related to FCC authorizations) and cash inflows related to $770 million in net sales of marketable investment securities.

During the years ended December 31, 2020 and 2019, capital expenditures for new and existing DISH TV customer equipment totaled $211 million and $280 million, respectively. The decrease in 2020 for new and existing DISH TV customer equipment primarily resulted from lower gross new DISH TV subscriber activations.

Cash flows from financing activities. Our financing activities generally include net proceeds related to the issuance of equity and long-term and convertible debt, cash used for the repurchase, redemption or payment of long-term debt and finance lease obligations, and repurchases of our Class A common stock. For the years ended December 31, 2020 and 2019, we reported “Net cash flows from financing activities” inflows of $1.499 billion, and outflows of $328 million, respectively.

The net cash inflows in 2020 primarily related to $1.986 billion in net proceeds from the issuance of our 0% Convertible Notes due 2025 and $998 million in net proceeds from the issuance of our 7 3/8% Senior Notes due 2028, partially offset by the redemption of our 5 1/8% Senior Notes due 2020 with an aggregate principal balance of $1.1 billion, a $312 million payment for the Northstar Purchase Agreement and repayment of long-term debt and finance lease obligations of $101 million.

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

Free cash flow can be significantly impacted from period to period by changes in “Net income (loss)” adjusted to exclude certain non-cash charges, operating assets and liabilities, “Purchases of property and equipment,” and “Capitalized interest related to FCC authorizations.” These items are shown in the “Net cash flows from operating activities” and “Net cash flows from investing activities” sections on our Consolidated Statements of Cash Flows included herein. Operating asset and liability balances can fluctuate significantly from period to period and there can be no assurance that free cash flow will not be negatively impacted by material changes in operating assets and liabilities in future periods, since these changes depend upon, among other things, management’s timing of payments and control of inventory levels, and cash receipts. In addition to fluctuations resulting from changes in operating assets and liabilities, free cash flow can vary significantly from period to period depending upon, among other things, subscriber additions (losses), service revenue, subscriber churn, subscriber acquisition and retention costs including amounts capitalized under our equipment lease programs for DISH TV subscribers, operating efficiencies, increases or decreases in purchases of property and equipment, expenditures related to the commercialization of our 5G Network Deployment and other factors.

The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Years Ended December 31,
	2020	2019	2018
		(In thousands)
Free cash flow	$2,119,270	$1,179,953	$1,201,144
Add back:
Purchases of property and equipment (including capitalized interest related to FCC authorizations)	1,192,506	1,482,448	1,316,697
Net cash flows from operating activities	$3,311,776	$2,662,401	$2,517,841

Operational Liquidity

We make general investments in property such as satellites, wireless devices, set-top boxes, information technology and facilities that support our Pay-TV segment and Retail Wireless business unit.  We are also making significant additional investments and will need to continue making these investments and/or partner with others to, among other things, complete our 5G Network Deployment and further commercialize, build-out, and integrate our wireless spectrum licenses and related assets. Moreover, since we are primarily a subscriber-based company, we also make subscriber-specific investments to acquire new subscribers and retain existing subscribers.  While the general investments may be deferred without impacting the business in the short-term, the subscriber-specific investments are less discretionary.  Our overall objective is to generate sufficient cash flow over the life of each subscriber to provide an adequate return against the upfront investment.  Once the upfront investment has been made for each subscriber, the subsequent cash flow is generally positive, but there can be no assurances that over time we will recoup or earn a return on the upfront investment.

There are a number of factors that impact our future cash flow compared to the cash flow we generate at a given point in time.  The first factor is our churn rate and how successful we are at retaining our current subscribers.  To the extent we lose subscribers from our existing base, the positive cash flow from that base is correspondingly reduced.  The second factor is how successful we are at maintaining our service margins.  To the extent our “Cost of services” grow faster than our “Service revenue,” the amount of cash flow that is generated per existing subscriber is reduced.  Our Pay-TV service margins have been reduced by, among other things, a shift to lower priced Pay-TV programming packages and higher programming costs.  Our Retail Wireless service margins are impacted by our MNSA agreement with T-Mobile and the speed with which we are able to convert retail wireless subscribers onto our 5G Network once operational.  The third factor is the rate at which we acquire new subscribers.  The faster we acquire new subscribers, the more our positive ongoing cash flow from existing subscribers is offset by the negative upfront cash flow associated with acquiring new subscribers.  Conversely, the slower we acquire subscribers, the more our operating cash flow is enhanced in that period.  Finally, our future cash flow is impacted by the rate at which we complete our 5G Network Deployment, incur litigation expense, and any cash flow from financing activities.  Declines in our Pay-TV subscriber base and subscriber related-margins continue to negatively impact our cash flow, and there can be no assurances that these declines will not continue.

Subscriber Base – Pay TV Segment and Retail Wireless Business Unit

See “Results of Operations” above for further information.

Subscriber Acquisition and Retention Costs

We incur significant upfront costs to acquire subscribers, including advertising, independent third-party retailer incentives, payments made to third-parties, equipment and wireless device subsidies, installation services, and/or new customer promotions. While we attempt to recoup these upfront costs over the lives of their subscription, there can be no assurance that we will be successful in achieving that objective. With respect to our DISH TV services, we employ business rules such as minimum credit requirements for prospective customers and contractual commitments to receive service for a minimum term. We strive to provide outstanding customer service to increase the likelihood of customers keeping their Pay-TV services over longer periods of time. Subscriber acquisition costs for SLING TV subscribers are significantly lower than those for DISH TV subscribers. Our subscriber acquisition costs for our Retail Wireless subscribers are primarily related to subsidies on wireless devices.  Our subscriber acquisition costs may vary significantly from period to period.

We incur significant costs to retain our existing DISH TV subscribers, mostly as a result of upgrading their equipment to next generation receivers, primarily including our Hopper receivers, and by providing retention credits. As with our subscriber acquisition costs, our retention upgrade spending includes the cost of equipment and installation services. In certain circumstances, we also offer programming at no additional charge and/or promotional pricing for limited periods to existing customers in exchange for a contractual commitment to receive service for a minimum term. A component of our retention efforts includes the installation of equipment for customers who move. Retention costs for Retail Wireless subscribers are primarily related to promotional pricing on upgraded wireless devices for qualified existing subscribers. Our DISH TV subscriber retention costs may vary significantly from period to period.

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

Our net SLING TV subscriber additions are impacted by, among other things, certain major sporting events and other major television events. The first and third quarters generally produce higher gross new Retail Wireless subscribers.  Due to the COVID-19 pandemic the historical trends discussed above, for both net Pay-TV subscriber additions and net Retail Wireless subscriber additions, may not be indicative of future trends.

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

Stock Repurchases

Our Board of Directors previously authorized stock repurchases of up to $1.0 billion of our outstanding Class A common stock. On October 30, 2020, our Board of Directors extended this authorization such that we are currently authorized to repurchase up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2021. As of December 31, 2020, we may repurchase up to $1.0 billion under this program. During the years ended December 31, 2020, 2019 and 2018, there were no repurchases of our Class A common stock.

Covenants and Restrictions Related to our Long-Term Debt

We are subject to the covenants and restrictions set forth in the indentures related to our long-term debt. In particular, the indentures related to our outstanding senior notes issued by DISH DBS Corporation (“DISH DBS”) contain restrictive covenants that, among other things, impose limitations on the ability of DISH DBS and its restricted subsidiaries to: (i) incur additional indebtedness; (ii) enter into sale and leaseback transactions; (iii) pay dividends or make distributions on DISH DBS’ capital stock or repurchase DISH DBS’ capital stock; (iv) make certain investments; (v) create liens; (vi) enter into certain transactions with affiliates; (vii) merge or consolidate with another company; and (viii) transfer or sell assets. Should we fail to comply with these covenants, all or a portion of the debt under the senior notes and our other long-term debt could become immediately payable. The senior notes also provide that the debt may be required to be prepaid if certain change-in-control events occur. In addition, the Convertible Notes provide that, if a “fundamental change” (as defined in the related indenture) occurs, holders may require us to repurchase for cash all or part of their Convertible Notes. As of the date of filing of this Annual Report on Form 10-K, we and DISH DBS were in compliance with the covenants and restrictions related to our respective long-term debt.

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

Obligations and Future Capital Requirements

Contractual Obligations and Off-Balance Sheet Arrangements

See Note 16 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Future Capital Requirements

We expect to fund our future working capital, capital expenditures and debt service requirements from cash generated from operations, existing cash, cash equivalents and marketable investment securities balances, and cash generated through raising additional capital. We will need to make significant additional investments to, among other things, complete our 5G Network Deployment and further commercialize, build-out and integrate our wireless spectrum licenses and related assets. The amount of capital required to fund our future working capital and capital expenditure needs varies, depending on, among other things, the rate at which we deploy our 5G network and the rate at which we acquire new subscribers and the cost of subscriber acquisition and retention, including capitalized costs associated with our new and existing subscriber equipment lease programs. Certain of our capital expenditures for 2021 are expected to be driven by the rate at which we deploy our 5G network as well as costs associated with subscriber premises equipment. These expenditures are necessary for the deployment of our 5G network as well as to operate and maintain our DISH TV services. Consequently, we consider them to be non-discretionary. Our capital expenditures vary depending on the number of satellites leased or under construction at any point in time and could increase materially as a result of increased competition, significant satellite failures, or economic weakness and uncertainty. Our DISH TV subscriber base has been declining and there can be no assurance that our DISH TV subscriber base will not continue to decline and that the pace of such decline will not accelerate. In the event that our DISH TV subscriber base continues to decline, it will have a material adverse long-term effect on our cash flow. In addition, the Northstar and SNR Operative Agreements, as amended, provide for, among other things, the SNR Put Right and the Northstar Put Right for a purchase price that equals the equity contribution to Northstar Spectrum and SNR HoldCo, respectively, plus a fixed annual rate of return. As of December 31, 2020, Northstar Manager’s ownership interest in Northstar Spectrum and SNR Management’s ownership interest in SNR HoldCo was $351 million, recorded as “Redeemable noncontrolling interests” on our Consolidated Balance Sheets.

We expect to incur capital expenditures in 2021 related to our 5G Network Deployment, including capital expenditures associated with our wireless projects and 5G Network Deployment, and potential purchase of additional wireless spectrum licenses. The amount of capital required will also depend on the levels of investment necessary to support potential strategic initiatives that may arise from time to time. These factors, including a reduction in our available future cash flows, could require that we raise additional capital in the future.

Volatility in the financial markets has made it more difficult at times for issuers of high-yield indebtedness, such as us, to access capital markets at acceptable terms. These developments may have a significant effect on our cost of financing and our liquidity position.

Boost Mobile Acquisition

See Note 6 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information

Wireless – 5G Network Deployment

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

DBS Licenses. We combine all of our indefinite-lived DBS licenses that we currently utilize or plan to utilize in the future into a single unit of accounting. For 2020, 2019 and 2018, management performed a qualitative assessment to determine whether it is more likely than not that the fair value of the DBS licenses exceeds its carrying amount. In our assessment, we considered several factors, including, among others, overall financial performance, industry and market considerations, and relevant company specific events. In contemplating all factors in their totality, we concluded that it is more likely than not that the fair value of the DBS licenses exceeds its carrying amount. As such, no further analysis was required.

Wireless Spectrum Licenses. During 2020, we acquired the 37 GHz, 39 GHz, and 47 GHz wireless licenses and during 2019, we acquired the 24 GHz and 28 GHz wireless licenses, together (the “High-Band Licenses”). We currently combine our 600 MHz, 700 MHz, AWS-4, H Block, High-Band Licenses and the Northstar Licenses and SNR Licenses into a single unit of accounting. In 2020 and 2019 (excluding the High-Band Licenses), management performed a qualitative assessment to determine whether it is more likely than not that the fair value of these licenses exceed their carrying amount. In our assessment, we considered several factors, including, among other things, the projected financial performance of our Wireless segment, the business enterprise value of our Wireless segment, and market transactions for wireless spectrum licenses including auction results. In assessing these factors, we considered both macroeconomic conditions and industry and market conditions. In contemplating all factors in their totality, we concluded that it is more likely than not that the fair value of these licenses exceeds their carrying amount.

During 2019, our 24 GHz and 28 GHz wireless spectrum licenses were assessed as a single unit of accounting. These licenses were purchased during the fourth quarter 2019 through our participation in Auction 101 and Auction 102. For 2019, management’s assessment of the fair value of these licenses was determined based on the auction results.

In 2018, we assessed our 600 MHz, 700 MHz, AWS-4, H Block Licenses and the Northstar Licenses and SNR Licenses quantitatively. Our quantitative assessment consisted of both an income approach and a market approach. The income approach estimated the fair value of these licenses using the “Greenfield” approach. The Greenfield approach values the licenses by calculating the cash flow generating potential of a hypothetical start-up company that goes into business with no assets except the licenses to be valued. A discounted cash flow analysis is used to estimate what a marketplace participant would be willing to pay to purchase the aggregated wireless licenses as of the valuation date. The market approach uses prior transactions including auctions to estimate the fair value of the licenses. In conducting this quantitative assessment, we determined that the fair value of these licenses exceeded their carrying amount under both approaches.

During 2020, 2019, and 2018, our multichannel video distribution and data service (“MVDDS”) wireless spectrum licenses were assessed as a single unit of accounting.  For 2020 and 2019, management assessed these licenses qualitatively. Our qualitative assessment focused on recent auction results and historical market activity. We concluded that it is more likely than not that the fair value of these licenses exceeded their carrying amount. For 2018, management assessed these licenses quantitatively under a market approach.  The market approach uses prior transactions including auctions to estimate the fair value of the licenses.  In conducting the quantitative assessment, we determined that the fair value of these licenses exceeded their carrying amount.

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

Contingent Liabilities

A significant amount of management judgment is required in determining when, or if, an accrual should be recorded for a contingency and the amount of such accrual. Estimates generally are developed in consultation with counsel and are based on an analysis of potential outcomes. Due to the uncertainty of determining the likelihood of a future event occurring and the potential financial statement impact of such an event, it is possible that upon further development or resolution of a contingent matter, a charge could be recorded in a future period to “Selling, general and administrative expenses” or “Litigation expense” on our Consolidated Statements of Operations and Comprehensive Income (Loss) that would be material to our consolidated results of operations and financial condition.

Business Combinations

When we acquire a business, we allocate the purchase price to the various components of the acquisition based upon the fair value of each component using various valuation techniques, including the market approach, income approach and/or cost approach. The accounting standard for business combinations requires identifiable assets, liabilities, noncontrolling interests and goodwill acquired to be recorded at acquisition date fair values. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to the amount and timing of estimated future cash flows and the discount rate utilized.

Inflation

Inflation has not materially affected our operations during the past three years. We believe that our ability to increase the prices charged for our products and services in future periods will depend primarily on competitive pressures.

Backlog

We do not have any material backlog of our products.

New Accounting Pronouncements

Debt with Conversion and Other Options and Derivatives and Hedging. In August 2020, the FASB issued ASU 2020-06 Debt – Debt with Conversion and Other Options and Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for convertible instruments and contracts in an entity’s own equity.  This standard will be effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years.  Early adoption is permitted.  We currently expect to early adopt and, as a result of this standard, the equity component related to our Convertible Notes will be reclassified from “Additional paid-in capital” within “Stockholders’ equity (deficit)” to “Long-term debt and finance lease obligations, net of current portion” on our Consolidated Balance Sheets.  The adoption of this standard will have no impact on the methodology utilized to calculate diluted earnings per share (“EPS”) as we already use the if-converted method for convertible instruments and will have no impact to our Consolidated Statements of Operations and Comprehensive Income (Loss) as we capitalize materially all of our interest expense.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks Associated with Financial Instruments

Our investments and debt are exposed to market risks, discussed below.

Cash, Cash Equivalents and Current Marketable Investment Securities

As of December 31, 2020, our cash, cash equivalents and current marketable investment securities had a fair value of $3.733 billion. Of that amount, a total of $3.733 billion was invested in: (a) cash; (b) money market funds; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, continue investing in our business, pursue acquisitions and other strategic transactions, fund ongoing operations, repay debt obligations and expand our business. Consequently, the size of this portfolio can fluctuate significantly as cash is received and used in our business for these or other purposes. The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would affect the fair value of our cash, cash equivalents and current marketable investment securities portfolio; however, we normally hold these investments to maturity. Based on our December 31, 2020 current non-strategic investment portfolio of $3.733 billion, a hypothetical 10% change in average interest rates would not have a material impact on the fair value due to the limited duration of our investments.

Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the year ended December 31, 2020 of 0.8%. A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature. A hypothetical 10% decrease in average interest rates during 2020 would result in a decrease of approximately $2 million in annual interest income.

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of December 31, 2020, we had $108 million of restricted cash and marketable investment securities invested in: (a) cash; (b) money market funds; (c) debt instruments of the United States Government and its agencies; and/or (d) instruments with similar risk, duration and credit quality characteristics to commercial paper. Based on our December 31, 2020 investment portfolio, a hypothetical 10% increase in average interest rates would not have a material impact on the fair value of our restricted cash and marketable investment securities.

Long-Term Debt

As of December 31, 2020, we had long-term debt of $16.638 billion, excluding finance lease obligations and unamortized deferred financing costs and debt discounts, on our Consolidated Balance Sheets. We estimated the fair value of this debt to be approximately $17.099 billion using quoted market prices. The fair value of our debt is affected by fluctuations in interest rates. A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $220 million. To the extent interest rates increase, our future costs of financing would increase at the time of any future financings. As of December 31, 2020, all of our long-term debt consisted of fixed rate indebtedness.

Derivative Financial Instruments

From time to time, we invest in speculative financial instruments, including derivatives. As of December 31, 2020, we did not hold any derivative financial instruments other than the option to purchase certain T-Mobile’s 800 MHz spectrum licenses under the Spectrum Purchase Agreement. See Note 7 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Changes in internal control over financial reporting

On July 1, 2020, we completed the Boost Mobile Acquisition and on August 1, 2020, we completed the Ting Mobile Acquisition. This resulted in us implementing new processes and internal controls to assist us in the preparation and disclosure of financial information associated with these transactions. Given the magnitude and the complexity of the applicable systems and business processes, we have excluded the Retail Wireless business from our assessment and report on internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act). At December 31, 2020 and for the period from acquisition through December 31, 2020, total assets and total revenues of the Retail Wireless business represented 5.4% and 16.7%, respectively, of our consolidated total assets and total revenues as of and for the year ended December 31, 2020. In addition, we are continually monitoring the COVID-19 pandemic and any potential impact to our internal controls.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We have excluded the Retail Wireless business from our assessment and report on internal control over financial reporting. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.

Item 9B. OTHER INFORMATION

None

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be set forth in our Proxy Statement for the 2021 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

The information required by this Item with respect to the identity and business experience of our executive officers is set forth under the caption “Executive Officers of the Registrant” in this Annual Report on Form 10-K

Item 11. EXECUTIVE COMPENSATION

The information required by this Item will be set forth in our Proxy Statement for the 2021 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in our Proxy Statement for the 2021 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in our Proxy Statement for the 2021 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be set forth in our Proxy Statement for the 2021 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statement Schedules

None. All schedules have been included in the consolidated financial statements or notes thereto.

(3)	Exhibits

2.1*

Master Transaction Agreement, dated as of May 19, 2019, by and among DISH Network Corporation, BSS Merger Sub Inc., EchoStar Corporation, and EchoStar BSS Corporation (incorporated by reference from Exhibit 2.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation filed July 29, 2019).

2.2*

Asset Purchase Agreement, dated as of July 26, 2019, by and among T-Mobile US, Inc., Sprint Corporation and DISH Network Corporation (incorporated by reference from Exhibit 2.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation filed July 29, 2019).

2.3*

First Amendment to the Asset Purchase Agreement, dated June 17, 2020, by and between DISH Network and NTM (incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K of DISH Network Corporation filed June 17, 2020).

3.1(a)*

Amended and Restated Articles of Incorporation of DISH Network Corporation (incorporated by reference to Exhibit 3.1(a) on the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2003), as amended by the Certificate of Amendment to the Articles of Incorporation of DISH Network Corporation (incorporated by reference to Annex 1 on DISH Network Corporation’s Definitive Information Statement on Schedule 14C filed on December 31, 2007) and as further amended by the Certificate of Amendment to the Articles of Incorporation of DISH Network Corporation, effective November 3, 2015 (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K of DISH Network Corporation filed November 3, 2015).

3.1(b)*	Amended and Restated Bylaws of DISH Network Corporation (incorporated by reference from Exhibit 99.1 to the Current Report on Form 8-K of DISH Network Corporation filed November 7, 2019).

3.2(a)*

Articles of Incorporation of DISH DBS Corporation (incorporated by reference from Exhibit 3.4(a) to the Registration Statement on Form S-4 of DISH DBS Corporation), as amended by the Certificate of Amendment of the Articles of Incorporation of DISH DBS Corporation, dated as of August 25, 2003 (incorporated by reference from Exhibit 3.1(b) to the Annual Report on Form 10-K of DISH DBS Corporation for the year ended December 31, 2003), and as further amended by the Amendment of the Articles of Incorporation of DISH DBS Corporation, effective December 12, 2008 (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K of DISH DBS Corporation filed December 12, 2008).

3.2(b)*	Bylaws of DISH DBS Corporation (incorporated by reference from Exhibit 3.4(b) to the Registration Statement on Form S-4 of DISH DBS Corporation).

4.1*

Registration Rights Agreement by and between DISH Network Corporation and Charles W. Ergen (incorporated by reference from Exhibit 4.8 to the Registration Statement on Form S-1 of DISH Network Corporation, Registration No. 33-91276). P

4.2*

Indenture, relating to the 6 3/4% Senior Notes due 2021, dated as of May 5, 2011, among DISH DBS Corporation, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed May 5, 2011).

4.3*

Indenture, relating to the 5 7/8% Senior Notes due 2022, dated as of May 16, 2012 among DISH DBS Corporation, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K of DISH Network Corporation filed May 16, 2012).

4.4*

Indenture, relating to the 5% Senior Notes due 2023, dated as of December 27, 2012 among DISH DBS Corporation, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed December 27, 2012).

4.5*

Indenture, relating to the 5 7/8% Senior Notes due 2024, dated as of November 20, 2014 among DISH DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed November 21, 2014).

4.6*

Indenture, relating to the 7 3/4% Senior Notes due 2026, dated as of June 13, 2016, among DISH DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed June 13, 2016).

4.7*

Indenture, relating to the 2 3/8% Convertible Notes due 2024, dated as of March 17, 2017, by and between DISH Network Corporation and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8 K of DISH Network Corporation filed March 20, 2017).

4.8*

Indenture, relating to the 3 3/8% Convertible Notes due 2026, dated as of August 8, 2016, by and between DISH Network Corporation and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed August 8, 2016).

4.9*	Supplemental Indenture relating to the 6 3/4% Senior Notes due 2021 (incorporated by reference from Exhibit 4.12 to the Annual Report on Form 10-K of DISH DBS Corporation filed March 29, 2018).

4.10*	Supplemental Indenture relating to the 5 7/8% Senior Notes due 2022 (incorporated by reference from Exhibit 4.13 to the Annual Report on Form 10-K of DISH DBS Corporation filed March 29, 2018).

4.11*	Supplemental Indenture relating to the 5% Senior Notes due 2023 (incorporated by reference from Exhibit 4.14 to the Annual Report on Form 10-K of DISH DBS Corporation filed March 29, 2018).

4.12*	Supplemental Indenture relating to the 5 7/8% Senior Notes due 2024 (incorporated by reference from Exhibit 4.15 to the Annual Report on Form 10-K of DISH DBS Corporation filed March 29, 2018).

4.13*	Supplemental Indenture relating to the 7 3/4% Senior Notes due 2026 (incorporated by reference from Exhibit 4.16 to the Annual Report on Form 10-K of DISH DBS Corporation filed March 29, 2018).

4.14*	Description of Securities (incorporated by reference from Exhibit 4.16 to the Annual Report on Form 10-K of DISH Network Corporation filed February 19, 2020).

4.15*

Indenture, relating to the 7 3/8% Senior Notes due 2028, dated as of July 1, 2020, among DISH DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed July 1, 2020).

4.16*

Registration Rights Agreement, dated as of July 1, 2020, by and between DISH DBS Corporation and J.P. Morgan Securities LLC (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K of DISH Network Corporation filed July 1, 2020).

4.17*

Indenture, relating to the 0% Convertible Notes due 2025, dated as of December 21, 2020, by and between DISH Network Corporation and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed December 22, 2020).

10.1*	2002 Class B CEO Stock Option Plan (incorporated by reference from Appendix A to DISH Network Corporation’s Definitive Proxy Statement on Schedule 14A dated April 9, 2002). **

10.2*

Whole RF Channel Service Agreement, dated February 4, 2004, between Telesat Canada and DISH Network Corporation (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q of DISH Network Corporation filed May 6, 2004). ***

10.3*

Letter Amendment to Whole RF Channel Service Agreement, dated March 25, 2004, between Telesat Canada and DISH Network Corporation (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of DISH Network Corporation filed May 6, 2004). ***

10.4*

Second Amendment to Whole RF Channel Service Agreement, dated May 5, 2004, between Telesat Canada and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation filed August 9, 2004). ***

10.5*

Third Amendment to Whole RF Channel Service Agreement, dated October 12, 2004, between Telesat Canada and DISH Network Corporation (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of DISH Network Corporation filed March 16, 2005). ***

10.6*	Incentive Stock Option Agreement (Form A) (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005). **

10.7*	Incentive Stock Option Agreement (Form B) (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005). **

10.8*	Restricted Stock Unit Agreement (Form A) (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005). **

10.9*	Restricted Stock Unit Agreement (Form B) (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005). **

10.10*	Nonemployee Director Stock Option Agreement (incorporated by reference to Exhibit 99.6 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005). **

10.11*

Separation Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 2.1 to the Amendment No. 1 to the Form 10 of EchoStar Corporation filed December 12, 2007).

10.12*

Tax Sharing Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.2 to the Amendment No. 1 to the Form 10 of EchoStar Corporation filed December 12, 2007).

10.13*

Employee Matters Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.3 to the Amendment No. 1 to the Form 10 of EchoStar Corporation filed December 12, 2007).

10.14*

Intellectual Property Matters Agreement between EchoStar Corporation, EchoStar Acquisition L.L.C., Echosphere L.L.C., DISH DBS Corporation, EIC Spain SL, EchoStar Technologies L.L.C. and DISH Network Corporation (incorporated by reference from Exhibit 10.4 to the Amendment No. 1 to the Form 10 of EchoStar Corporation filed December 12, 2007).

10.15*

Form of Satellite Capacity Agreement between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference from Exhibit 10.28 to the Amendment No. 2 to Form 10 of EchoStar Corporation filed December 26, 2007).

10.16*	DISH Network Corporation 2009 Stock Incentive Plan (incorporated by reference to Appendix A to DISH Network Corporation’s Definitive Proxy Statement on Form 14A filed September 19, 2014). **

10.17*

Amended and Restated DISH Network Corporation 2001 Nonemployee Director Stock Option Plan (incorporated by reference to Appendix B to DISH Network Corporation’s Definitive Proxy Statement on Form 14A filed March 31, 2009). **

10.18*

Amended and Restated DISH Network Corporation 1999 Stock Incentive Plan (incorporated by reference to Appendix C to DISH Network Corporation’s Definitive Proxy Statement on Form 14A filed March 31, 2009). **

10.19*

NIMIQ 5 Whole RF Channel Service Agreement, dated September 15, 2009, between Telesat Canada and EchoStar Corporation (incorporated by reference from Exhibit 10.30 to the Annual Report on Form 10-K of EchoStar Corporation filed March 1, 2010). ***

10.20*

Professional Services Agreement, dated August 4, 2009, between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar Corporation filed November 9, 2009). ***

10.21*

Amended and Restated Investment Agreement, dated as of February 24, 2011, and First Amendment to Amended and Restated Investment Agreement, dated as of March 15, 2011, between DISH Network Corporation and DBSD North America, Inc. (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K of ICO Global Communications (Holdings) Limited filed March 17, 2011).

10.22*

Implementation Agreement, dated as of March 15, 2011, between DISH Network and ICO Global Communications (Holdings) Limited (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K of ICO Global Communications (Holdings) Limited filed March 17, 2011).

10.23*

Restructuring Support Agreement, dated as of March 15, 2011, between DISH Network and ICO Global Communications (Holdings) Limited (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K of ICO Global Communications (Holdings) Limited filed March 17, 2011).

10.24*

Purchase Agreement, dated as of June 14, 2011, by and among TerreStar Networks Inc., TerreStar License Inc., TerreStar National Services Inc., TerreStar Networks Holdings (Canada) Inc., TerreStar Networks (Canada) Inc., 0887729 B.C. Ltd., and Gamma Acquisition L.L.C. and DISH Network Corporation (solely with respect to Section 6.19 thereof) (incorporated by reference from Exhibit 99.1 to the Current Report on Form 8-K of DISH Network Corporation filed June 16, 2011).

10.25*	Description of the 2013 Long-Term Incentive Plan dated November 30, 2012 (incorporated by reference to the Current Report on Form 8-K of DISH Network Corporation filed December 6, 2012). **

10.26*

First Amended and Restated Credit Agreement dated October 13, 2014, among American AWS-3 Wireless II L.L.C., Northstar Wireless, LLC and Northstar Spectrum, LLC, as amended on February 12, 2015 (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation filed May 11, 2015). ***

10.27*

First Amended and Restated Credit Agreement dated October 13, 2014, among American AWS-3 Wireless III L.L.C., SNR Wireless LicenseCo, LLC and SNR Wireless HoldCo, LLC, as amended on February 12, 2015 (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation filed May 11, 2015). ***

10.28*

First Amended and Restated Limited Liability Company Agreement dated October 13, 2014, among Northstar Spectrum, LLC, Northstar Manager, LLC and American AWS-3 Wireless II L.L.C., as amended on February 12, 2015 (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q of DISH Network Corporation filed May 11, 2015). ***

10.29*

First Amended and Restated Limited Liability Company Agreement dated October 13, 2014, among SNR Wireless HoldCo, LLC, SNR Wireless Management, LLC and American AWS-3 Wireless III L.L.C., as amended on February 12, 2015 (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q of DISH Network Corporation filed May 11, 2015). ***

10.30*

Management Services Agreement dated September 12, 2014, between American AWS-3 Wireless II L.L.C. and Northstar Wireless, LLC (incorporated by reference from Exhibit 10.5 to the Quarterly Report on Form 10-Q of DISH Network Corporation filed May 11, 2015). ***

10.31*

Management Services Agreement dated September 12, 2014, between American AWS-3 Wireless III L.L.C. and SNR Wireless LicenseCo, LLC (incorporated by reference from Exhibit 10.6 to the Quarterly Report on Form 10-Q of DISH Network Corporation filed May 11, 2015). ***

10.32*

Second Amendment, dated October 1, 2015, to the First Amended and Restated Credit Agreement dated October 13, 2014, among American AWS-3 Wireless II L.L.C., Northstar Wireless, LLC and Northstar Spectrum, LLC, as first amended on February 12, 2015 (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K of DISH Network Corporation filed October 2, 2015).

10.33*

Guaranty of Certain Obligations to FCC, dated as of October 1, 2015, made by DISH Network Corporation in favor of the Federal Communications Commission (Northstar Wireless) (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K of DISH Network Corporation filed October 2, 2015).

10.34*

Second Amendment, dated October 1, 2015, to the First Amended and Restated Credit Agreement dated October 13, 2014, among American AWS-3 Wireless III L.L.C., SNR Wireless LicenseCo, LLC and SNR Wireless HoldCo, LLC, as first amended on February 12, 2015 (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K of DISH Network Corporation filed October 2, 2015).

10.35*

Guaranty of Certain Obligations to FCC, dated as of October 1, 2015, made by DISH Network Corporation in favor of the Federal Communications Commission (SNR Wireless) (incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K of DISH Network Corporation filed October 2, 2015).

10.36*	Form of Base/Additional Note Hedge Transaction Confirmation (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K of DISH Network Corporation filed August 8, 2016).
10.37*	Form of Base/Additional Warrant Transaction Confirmation (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K of DISH Network Corporation filed August 8, 2016).

10.38*	Description of the 2017 Long-Term Incentive Plan dated December 2, 2016 (incorporated by reference from the Current Report on Form 8-K of DISH Network Corporation filed December 8, 2016). **
10.39*

Share Exchange Agreement dated January 31, 2017, between DISH Network Corporation, DISH Network L.L.C., DISH Operating L.L.C., EchoStar Corporation, EchoStar Broadcasting Holding Parent L.L.C., EchoStar Broadcasting Holding Corporation, EchoStar Technologies Holding Corporation, and EchoStar Technologies L.L.C. (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation filed May 1, 2017). ***

10.40*

Second Amended and Restated Credit Agreement, dated March 31, 2018, by and among American AWS-3 Wireless II L.L.C., Northstar Wireless, LLC and Northstar Spectrum, LLC (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation filed May 8, 2018).

10.41*

Second Amended and Restated Credit Agreement, dated March 31, 2018, by and among American AWS-3 Wireless III L.L.C., SNR Wireless LicenseCo, LLC and SNR Wireless HoldCo, LLC (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation filed May 8, 2018).

10.42*	Second Amended and Restated Limited Liability Company Agreement of Northstar Spectrum, LLC, dated March 31, 2018, by and between Northstar Manager, LLC and American AWS-3 Wireless II L.L.C.

(incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q of DISH Network Corporation filed May 8, 2018).

10.43*

Second Amended and Restated Limited Liability Company Agreement of SNR Wireless HoldCo, LLC, dated March 31, 2018, by and between SNR Wireless Management, LLC, John Muleta and American AWS-3 Wireless III L.L.C. (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q of DISH Network Corporation filed May 8, 2018).

10.44*

Third Amended and Restated Credit Agreement, dated June 7, 2018, by and among American AWS-3 Wireless II L.L.C., Northstar Wireless, LLC and Northstar Spectrum, LLC (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation filed August 3, 2018).

10.45*

Third Amended and Restated Credit Agreement, dated June 7, 2018, by and among American AWS-3 Wireless III L.L.C., SNR Wireless LicenseCo, LLC and SNR Wireless HoldCo, LLC (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation filed August 3, 2018).

10.46*

Third Amended and Restated Limited Liability Company Agreement of Northstar Spectrum, LLC, dated June 7, 2018, by and between Northstar Manager, LLC and American AWS-3 Wireless II L.L.C. (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q of DISH Network Corporation filed August 3, 2018).

10.47*

Third Amended and Restated Limited Liability Company Agreement of SNR Wireless HoldCo, LLC, dated June 7, 2018, by and between SNR Wireless Management, LLC, John Muleta and American AWS-3 Wireless III L.L.C. (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q of DISH Network Corporation filed August 3, 2018).

10.48*	Description of the 2019 Long-Term Incentive Plan dated August 17, 2018 (incorporated by reference from the Current Report on Form 8-K of DISH Network Corporation filed August 23, 2018). **

10.49*	Incentive Stock Option Agreement (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation filed November 6, 2020). **

10.50*	Non-Qualified Stock Option Agreement (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation filed November 6, 2020). **

10.51*	Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q of DISH Network Corporation filed November 6, 2020). **

10.52*

Master Network Service Agreement, dated as of July 1, 2020, by and among DISH Network Corporation, DISH Purchasing Corporation, and T-Mobile USA, Inc. (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q of DISH Network Corporation filed November 6, 2020).

10.53*

License Purchase Agreement, dated as of July 1, 2020, by and among DISH Network Corporation and T-Mobile USA, Inc. (incorporated by reference from Exhibit 10.5 to the Quarterly Report on Form 10-Q of DISH Network Corporation filed November 6, 2020).

10.54◻	Purchase Agreement dated December 30, 2020, by and among American AWS-3 Wireless II L.L.C., Northstar Manager, LLC and Northstar Spectrum, LLC.

21◻	Subsidiaries of DISH Network Corporation.

23◻	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24◻

Power of Attorney authorizing Timothy A. Messner as signatory for Charles W. Ergen, Kathleen Q. Abernathy, George R. Brokaw, James DeFranco, Cantey M. Ergen, Afshin Mohebbi, Tom A. Ortolf, Joseph T. Proietti and Carl E. Vogel.

31.1◻	Section 302 Certification of Chief Executive Officer.

31.2◻	Section 302 Certification of Chief Financial Officer.

32.1◻	Section 906 Certification of Chief Executive Officer.

32.2◻	Section 906 Certification of Chief Financial Officer.
101 ◻

The following materials from the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2020, filed on February 22, 2021, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statement of Changes in Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

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

Date: February 22, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. Erik Carlson	President and Chief Executive Officer	February 22, 2021
W. Erik Carlson	(Principal Executive Officer)

/s/ Paul W. Orban	Executive Vice President and Chief Financial Officer	February 22, 2021
Paul W. Orban	(Principal Financial and Accounting Officer)

*	Chairman	February 22, 2021
Charles W. Ergen

*	Director	February 22, 2021
Kathleen Q. Abernathy

*	Director	February 22, 2021
George R. Brokaw

*	Director	February 22, 2021
James DeFranco

*	Director	February 22, 2021
Cantey M. Ergen

*	Director	February 22, 2021
Afshin Mohebbi

*	Director	February 22, 2021
Tom A. Ortolf

*	Director	February 22, 2021
Joseph T. Proietti

*	Director	February 22, 2021
Carl E. Vogel

* By:	/s/ Timothy A. Messner
Timothy A. Messner
Attorney-in-Fact

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
DISH Network Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of DISH Network Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired Boost Mobile and Ting Mobile (the Retail Wireless business) during 2020, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, the Retail Wireless business’ internal control over financial reporting associated with total assets of 5.4% and total revenues of 16.7% included in the consolidated financial statements of the Company as of and for the year ended December 31, 2020. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the Retail Wireless business.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Identification of related party transactions with EchoStar Corporation.

As discussed in Note 20 to the consolidated financial statements, a substantial majority of the voting power of the shares of both the Company and EchoStar Corporation and subsidiaries (EchoStar) is owned beneficially by the Chairman of the Company. The Company has engaged, and continues to engage, in related party transactions with EchoStar.

We identified the evaluation of the identification of related party transactions with EchoStar as a critical audit matter. Subjective auditor judgement was required in assessing the sufficiency of the results of the procedures performed to determine such transactions were identified by the Company.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s related party process, including controls related to the identification of the Company’s related party transactions with EchoStar. We evaluated the identification of related party transactions with EchoStar by:

—	confirming related party amounts between EchoStar and the Company with EchoStar
—	reading public filings from the Company, EchoStar, and external news for information related to transactions between the Company and EchoStar
—	reading the Company’s minutes from meetings of the Board of Directors
—	inquired of executive officers, key members of the Company, and the Board of Directors
—	performing a keyword search of the Company’s customer and vendor databases for new relationships with EchoStar
—	reading the transcripts to quarterly earnings conference calls for the Company and EchoStar.

We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed over the identification of related party transactions with EchoStar.

Boost Mobile Acquisition

As described in Note 6 to the consolidated financial statements, the Company completed the acquisition of certain assets and liabilities associated with Sprint’s Boost Mobile and Sprint-branded prepaid mobile services business (the “Boost Mobile Acquisition”) during 2020 for a total purchase price of $1.4 billion. The Boost Mobile Acquisition was accounted for as a business combination and the identifiable assets acquired and liabilities assumed were recorded at their preliminary fair values as of the acquisition date. The Company used projected financial information to estimate the fair value of the acquired subscriber relationships intangible asset of $458 million. As of December 31, 2020, the purchase price allocation was preliminary.

We identified the assessment of the fair value of the subscriber relationships intangible asset acquired through the Boost Mobile Acquisition as a critical audit matter. Assessing the determination of fair value of the subscriber relationships was complex due to the significant estimation uncertainty related to the projected revenues and the discount rate assumptions applied. Evaluating the reasonableness of these assumptions and the fair value estimate of subscriber relationships required a high degree of auditor judgment and extent of audit effort, including the need to involve valuation professionals with specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s business combination process. This included controls related to the amount and timing of projected revenues and the selection of the discount rate. We assessed the reasonableness of the Company’s projected revenues by comparing the projected revenues to actual results and to external and internal communications, including federal and state government regulators and the Company’s board of directors. We involved our valuation professionals with specialized skills and knowledge, who assisted in:

—	comparing the projected revenue to publicly available market data for certain comparable companies

—	evaluating the reasonableness of the discount rate utilized by (1) testing the source information underlying the determination of the discount rate, and (2) assessing the Company’s discount rate by comparing it against a discount rate range that was independently developed using publicly available market data for comparable companies.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Denver, Colorado

February 21, 2021

DISH NETWORK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	As of December 31,
	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$3,370,092	$2,443,643
Marketable investment securities	362,953	416,704
Trade accounts receivable, net of allowance for credit losses and allowance for doubtful accounts of $72,278 and $19,280, respectively	1,104,202	588,358
Inventory	380,349	322,898
Other current assets	1,804,562	243,497
Total current assets	7,022,158	4,015,100

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	108,369	61,067
Property and equipment, net	2,182,333	2,706,182
FCC authorizations	26,903,939	25,779,503
Other investment securities	149,706	160,074
Operating lease assets	104,271	144,330
Other noncurrent assets, net	1,009,045	228,264
Intangible assets, net (Note 9)	760,126	136,415
Total noncurrent assets	31,217,789	29,215,835
Total assets	$38,239,947	$33,230,935

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Trade accounts payable	$395,397	$280,645
Deferred revenue and other	855,718	681,484
Accrued programming	1,388,407	1,308,531
Accrued interest	264,118	236,087
Other accrued expenses	1,095,486	817,978
Current portion of long-term debt and finance lease obligations	2,085,620	1,171,366
Total current liabilities	6,084,746	4,496,091

Long-Term Obligations, Net of Current Portion:
Long-term debt and finance lease obligations, net of current portion	13,616,408	12,968,229
Deferred tax liabilities	3,869,570	2,870,655
Operating lease liabilities	63,526	84,795
Long-term deferred revenue and other long-term liabilities	474,404	695,018
Total long-term obligations, net of current portion	18,023,908	16,618,697
Total liabilities	24,108,654	21,114,788

Commitments and Contingencies (Note 16)

Redeemable noncontrolling interests (Note 2)	350,648	552,075

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 287,720,957 and 284,603,818 shares issued and outstanding, respectively	2,877	2,846
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Additional paid-in capital	5,400,774	4,947,007
Accumulated other comprehensive income (loss)	(855)	(18)
Accumulated earnings (deficit)	8,374,975	6,612,302
Total DISH Network stockholders’ equity (deficit)	13,780,155	11,564,521
Noncontrolling interests	490	(449)
Total stockholders’ equity (deficit)	13,780,645	11,564,072
Total liabilities and stockholders’ equity (deficit)	$38,239,947	$33,230,935

The accompanying notes are an integral part of these consolidated financial statements.

DISH NETWORK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	2020	2019	2018
Revenue:
Service revenue	$14,846,024	$12,616,442	$13,456,088
Equipment sales and other revenue	647,411	191,242	165,214
Total revenue	15,493,435	12,807,684	13,621,302

Costs and Expenses (exclusive of depreciation):
Cost of services	9,094,007	8,377,341	9,178,772
Cost of sales - equipment and other	939,721	192,821	145,604
Selling, general and administrative expenses	1,806,122	1,728,069	1,437,281
Impairment of long-lived assets (Note 2)	356,418	—	—
Depreciation and amortization	714,552	630,577	712,024
Total costs and expenses	12,910,820	10,928,808	11,473,681

Operating income (loss)	2,582,615	1,878,876	2,147,621

Other Income (Expense):
Interest income	22,734	77,214	44,759
Interest expense, net of amounts capitalized	(12,974)	(23,687)	(15,006)
Other, net	(20,164)	11,524	11,801
Total other income (expense)	(10,404)	65,051	41,554

Income (loss) before income taxes	2,572,211	1,943,927	2,189,175
Income tax (provision) benefit, net	(698,275)	(451,358)	(533,684)
Net income (loss)	1,873,936	1,492,569	1,655,491
Less: Net income (loss) attributable to noncontrolling interests, net of tax	111,263	93,057	80,400
Net income (loss) attributable to DISH Network	$1,762,673	$1,399,512	$1,575,091

Weighted-average common shares outstanding - Class A and B common stock:
Basic	524,761	479,657	467,350
Diluted	584,360	537,964	525,832

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$3.36	$2.92	$3.37
Diluted net income (loss) per share attributable to DISH Network	$3.02	$2.60	$3.00

Comprehensive Income (Loss):
Net income (loss)	$1,873,936	$1,492,569	$1,655,491
Other comprehensive income (loss):
Foreign currency translation adjustments	(827)	223	(1,343)
Unrealized holding gains (losses) on available-for-sale debt securities	(29)	1,127	(529)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(62)	(299)	(8)
Deferred income tax (expense) benefit, net	81	(195)	124
Total other comprehensive income (loss), net of tax	(837)	856	(1,756)
Comprehensive income (loss)	1,873,099	1,493,425	1,653,735
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	111,263	93,057	80,400
Comprehensive income (loss) attributable to DISH Network	$1,761,836	$1,400,368	$1,573,335

The accompanying notes are an integral part of these consolidated financial statements.

DISH NETWORK CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

			Accumulated
	Class A and B	Additional	Other	Accumulated			Redeemable
	Common	Paid-In	Comprehensive	Earnings	Noncontrolling		Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Interests	Total	Interests
Balance, December 31, 2017	$4,664	$3,296,488	$882	$3,635,380	$492	$6,937,906	$383,390
Issuance of Class A common stock:
Exercise of stock awards	3	4,243	—	—	—	4,246	—
Employee benefits	6	27,316	—	—	—	27,322	—
Employee Stock Purchase Plan	6	15,729	—	—	—	15,735	—
Non-cash, stock-based compensation	—	36,261	—	—	—	36,261	—
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	(537)	—	—	(537)	—
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	124	—	—	124	—
Foreign currency translation	—	—	(1,343)	—	—	(1,343)	—
ASU 2014-09 cumulative catch-up adjustment	—	—	—	2,319	—	2,319	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	3,722	3,722	76,678
Net income (loss) attributable to DISH Network	—	—	—	1,575,091	—	1,575,091	—
Other	—	(944)	—	—	(5,713)	(6,657)	—
Balance, December 31, 2018	$4,679	$3,379,093	$(874)	$5,212,790	$(1,499)	$8,594,189	$460,068
Issuance of Class A common stock:
Exercise of stock awards	7	19,361	—	—	—	19,368	—
Employee benefits	11	26,993	—	—	—	27,004	—
Employee Stock Purchase Plan	6	17,061	—	—	—	17,067	—
Non-cash, stock-based compensation	—	14,262	—	—	—	14,262	—
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	828	—	—	828	—
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	(195)	—	—	(195)	—
Foreign currency translation	—	—	223	—	—	223	—
Master Transaction Agreement, net of deferred tax of $166,161	229	496,916	—	—	—	497,145	—
Stock Rights Offering	298	998,110				998,408
Net income (loss) attributable to noncontrolling interests	—	—	—	—	1,050	1,050	92,007
Net income (loss) attributable to DISH Network	—	—	—	1,399,512	—	1,399,512	—
Other	—	(4,789)	—	—	—	(4,789)	—
Balance, December 31, 2019	$5,230	$4,947,007	$(18)	$6,612,302	$(449)	$11,564,072	$552,075
Issuance of Class A common stock:
Exercise of stock awards	15	9,425	—	—	—	9,440	—
Employee benefits	8	28,293	—	—	—	28,301	—
Employee Stock Purchase Plan	8	17,966	—	—	—	17,974	—
Non-cash, stock-based compensation	—	64,954	—	—	—	64,954	—
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	(91)	—	—	(91)	—
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	81	—	—	81	—
Foreign currency translation	—	—	(827)	—	—	(827)	—
Initial equity component of our 0% convertibles due 2025, net of deferred taxes of $99,823	—	329,409	—	—	—	329,409	—
Northstar Spectrum LLC Purchase Agreement	—	—	—	—	—	—	(311,735)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	955	955	110,308
Net income (loss) attributable to DISH Network	—	—	—	1,762,673	—	1,762,673	—
Other	—	3,720	—	—	(16)	3,704	—
Balance, December 31, 2020	$5,261	$5,400,774	$(855)	$8,374,975	$490	$13,780,645	$350,648

The accompanying notes are an integral part of these consolidated financial statements.

DISH NETWORK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2020	2019	2018
Cash Flows From Operating Activities:
Net income (loss)	$1,873,936	$1,492,569	$1,655,491
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	714,552	630,577	712,024
Impairment of long-lived assets (Note 2)	356,418	—	—
Realized and unrealized losses (gains) on investments and derivatives	21,822	(4,121)	(11,908)
Non-cash, stock-based compensation	64,954	14,262	36,261
Deferred tax expense (benefit)	899,173	228,250	454,699
Allowance for credit losses and allowance for doubtful accounts, respectively	28,622	2,314	(1,270)
Change in long-term deferred revenue and other long-term liabilities	(244,660)	228,557	(3,303)
Other, net	4,735	92,471	(70,900)
Changes in current assets and current liabilities, net
Trade accounts receivable	(25,172)	49,183	14,724
Prepaid and accrued income taxes	(84,633)	50,101	93,618
Inventory	58,291	(79,542)	14,788
Other current assets	(271,227)	67,398	(46,772)
Trade accounts payable	73,268	46,892	(160,952)
Deferred revenue and other	(499)	26,172	(98,179)
Accrued programming and other accrued expenses	(157,804)	(182,682)	(70,480)
Net cash flows from operating activities	3,311,776	2,662,401	2,517,841

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(1,902,599)	(1,029,858)	(1,403,890)
Sales and maturities of marketable investment securities	1,944,748	1,799,966	730,210
Purchases of property and equipment	(413,302)	(581,081)	(393,938)
Capitalized interest related to FCC authorizations (Note 2)	(779,204)	(901,367)	(922,759)
Purchases of FCC authorizations, including deposits (Note 16)	(1,047,542)	(12,155)	(2,500)
Boost Mobile Acquisition (Note 6)	(1,312,500)	—	—
Other, net	(351,173)	6,659	17,604
Net cash flows from investing activities	(3,861,572)	(717,836)	(1,975,273)

Cash Flows From Financing Activities:
Proceeds from issuance of convertible notes	2,000,000	—	—
Redemption and repurchases of senior notes	(1,100,000)	(1,317,372)	(1,108,489)
Northstar Spectrum LLC Purchase Agreement	(311,735)	—	—
Repayment of long-term debt and finance lease obligations	(100,536)	(41,548)	(42,767)
Proceeds from issuance of senior notes	1,000,000	—	—
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	27,414	36,435	19,981
Stock Rights Offering	—	998,408	—
Debt issuance costs	(15,675)	—	—
Other, net	2	(4,092)	(3,270)
Net cash flows from financing activities	1,499,470	(328,169)	(1,134,545)

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	949,674	1,616,396	(591,977)
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 7)	2,504,320	887,924	1,479,901
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 7)	$3,453,994	$2,504,320	$887,924

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

Pay-TV

We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, FCC licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“SLING TV”). As of December 31, 2020, we had 11.290 million Pay-TV subscribers in the United States, including 8.816 million DISH TV subscribers and 2.474 million SLING TV subscribers.

Wireless – Retail Wireless

As a result of the Boost Mobile Acquisition and the Ting Mobile Acquisition (as defined below), we have entered the retail wireless business. See Note 6 for further information. We offer nationwide prepaid and postpaid retail wireless services to subscribers under our Boost Mobile and Ting Mobile brands, as well as a competitive portfolio of wireless devices. Prepaid wireless subscribers generally pay in advance for monthly access to wireless talk, text, and data services. Postpaid wireless subscribers generally are qualified to pay after receiving wireless talk, text, and data services. We are currently operating our retail wireless business unit as a mobile virtual network operator (“MVNO”) while we build our 5G broadband network. As an MVNO, we depend primarily on T-Mobile US, Inc., (“T-Mobile”) to provide us with network services under the MNSA.  We acquired over 9 million subscribers as a result of the Boost Mobile Acquisition and acquired over 200,000 subscribers as a result of the Ting Mobile Acquisition. Our Consolidated Statements of Operations and Comprehensive Income (Loss) includes the results of the Boost Mobile Acquisition from July 1, 2020 and Ting Mobile Acquisition from August 1, 2020. As of December 31, 2020, we had 9.055 million retail wireless subscribers.

Wireless – 5G Network Deployment

We have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets and made over $10 billion in non-controlling investments in certain entities, for a total of over $21 billion, as described further below. The $21 billion of investments related to wireless spectrum licenses does not include $6 billion of capitalized interest related to the carrying value of such licenses.  See Note 2 for further information on capitalized interest.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DISH Network Spectrum

We have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets. These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. We plan to commercialize our wireless spectrum licenses through the completion of the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G network (our “5G Network Deployment”). To that end, we have undertaken several key steps including identifying markets to build out, making executive and management hires and entering into agreements with key vendors. For example, on November 16, 2020, we announced a long-term agreement with Crown Castle pursuant to which Crown Castle will lease us space on up to 20,000 communication towers.  As part of the agreement, we will also receive certain fiber transport services and have the option to utilize Crown Castle for pre-construction services.  During December 2020, we completed a successful field validation, utilizing our fully-virtualized standalone 5G core network and the industry’s first O-RAN compliant radio. We currently expect expenditures for our 5G Network Deployment to be approximately $10 billion, excluding capitalized interest.

Prior to starting our 5G Network Deployment, we notified the FCC in March 2017 that we planned to deploy a narrowband IoT network on certain of these wireless licenses, which we expected to complete by March 2020, with subsequent phases to be completed thereafter.  In light of, among other things, certain developments related to the Sprint-T-Mobile merger, during the first quarter 2020, we determined that the revision of certain of our build-out deadlines was probable and, therefore, we no longer intended to complete our narrowband IoT deployment.  The FCC issued an Order effectuating the build-out deadline changes contemplated above on September 11, 2020.  During the first quarter 2020, we impaired certain assets that would not be utilized in our 5G Network Deployment, resulting in a $253 million non-cash impairment charge in “Impairment of long-lived assets” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

We will need to make significant additional investments or partner with others to, among other things, complete our 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as we complete our 5G Network Deployment we will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure. We may also determine that additional wireless spectrum licenses may be required to complete our 5G Network Deployment and to compete with other wireless service providers. See Note 2 and Note 16 for further information.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The AWS-3 Licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. The Northstar Entities and/or the SNR Entities may need to raise significant additional capital in the future, which may be obtained from third party sources or from us, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential Northstar Re-Auction Payment and SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC. Depending upon the nature and scope of such commercialization, build-out and integration efforts, regulatory compliance, and potential Northstar Re-Auction Payment and SNR Re-Auction Payment, any loans, equity contributions or partnerships could vary significantly. There can be no assurance that we will be able to obtain a profitable return on our non-controlling investments in the Northstar Entities and the SNR Entities. See Note 16 for further information.

Recent Developments

We accounted for the Boost Mobile Acquisition and Ting Mobile Acquisition as business combinations. The identifiable assets acquired and liabilities assumed were recorded at their preliminary fair values as of the acquisition date and are consolidated into our financial statements. Our Consolidated Statements of Operations and Comprehensive Income (Loss) includes the results of the Boost Mobile Acquisition from July 1, 2020 and the Ting Mobile Acquisition from August 1, 2020. See Note 6 for further information.

Boost Mobile Acquisition

Asset Purchase Agreement

On July 26, 2019, we entered into an Asset Purchase Agreement (the “APA”) with T-Mobile and Sprint Corporation (“Sprint” and together with T-Mobile, the “Sellers” and given the consummation of the Sprint-T-Mobile merger, sometimes referred to as “NTM”) to acquire from NTM certain assets and liabilities associated with Sprint’s Boost Mobile and Sprint-branded prepaid mobile services businesses (the “Prepaid Business”) for an aggregate purchase price of $1.4 billion as adjusted for specific categories of net working capital on the closing date (the “Boost Mobile Acquisition”). Effective July 1, 2020 (the “Closing Date”), upon the terms and subject to the conditions set forth in the APA and in accordance with the Final Judgment (as defined below), we and T-Mobile completed the Boost Mobile Acquisition.

In connection with the Boost Mobile Acquisition and the consummation of the Sprint-T-Mobile merger, we, T-Mobile, Sprint, Deutsche Telekom AG (“DT”) and SoftBank Group Corporation (“SoftBank”) came to an agreement with the United States Department of Justice (the “DOJ”) on key terms and approval of the Transaction Agreements (as defined below) and our wireless service business and spectrum. On July 26, 2019, we, T-Mobile, Sprint, DT and SoftBank (collectively, the “Defendants”) entered into a Stipulation and Order (the “Stipulation and Order”) with the DOJ binding the Defendants to a Proposed Final Judgment (the “Proposed Final Judgment”) which memorialized the agreement between the DOJ and the Defendants. The Stipulation and Order and the Proposed Final Judgment were filed in the United States District Court for the District of Columbia (the “District Court”) on July 26, 2019 and on April 1, 2020, the Proposed Final Judgment was entered with the District Court (the Proposed Final Judgment as so entered with the District Court, the “Final Judgment”) and the Sellers consummated the Sprint-T-Mobile merger.

The term of the Final Judgment is seven years from the date of its entry with the District Court or five years if the DOJ gives notice that the divestitures, build-outs and other requirements have been completed to its satisfaction. A Monitoring Trustee has been appointed by the District Court that has the power and authority to monitor the Defendants’ compliance with the Final Judgment and settle disputes among the Defendants regarding compliance with the provisions of the Final Judgment and may recommend action to the DOJ in the event a party fails to comply with the Final Judgment. See Note 6 for further information on the Stipulation and Order and the Final Judgment, including our build-out commitments.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Also in connection with the closing of the Boost Mobile Acquisition, we and T-Mobile entered into a transition services agreement under which we will receive certain transitional services (the “TSA”), a master network services agreement for the provision of network services by T-Mobile to us (the “MNSA”), an option agreement entitling us to acquire certain decommissioned cell sites and retail stores of T-Mobile (the “Option Agreement”) and an agreement under which we would purchase all of Sprint’s 800 MHz spectrum licenses, totaling approximately 13.5 MHz of nationwide wireless spectrum for an additional approximately $3.59 billion (the “Spectrum Purchase Agreement” and together with the APA, the TSA, the MNSA and the Option Agreement, the “Transaction Agreements”). See Note 6 for further information on the Transaction Agreements.

Ting Mobile Acquisition

On August 1, 2020, we entered into an asset purchase agreement with Tucows Inc. (“Tucows”) pursuant to which we purchased the assets of Ting Mobile, including over 200,000 Ting Mobile subscribers (the “Ting Mobile Acquisition”). In addition, we entered into a services agreement pursuant to which Tucows will act as a mobile virtual network enabler for certain of our retail wireless subscribers. The consideration for the Ting Mobile Acquisition is an earn out provision and the fair value of the earn out provision has been assigned to a customer relationship intangible that is recorded in “Intangible assets, net” with the offset recorded in “Long-term deferred revenue and other long-term liabilities” on our Consolidated Balance Sheets. See Note 6 for further information.

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

Specifically, as a result of our entrance into the retail wireless industry, we have reclassified certain items on our Consolidated Statements of Operations and Comprehensive Income (Loss). The reclassifications include:

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Redeemable Noncontrolling Interests

Northstar Wireless. Northstar Wireless is a wholly-owned subsidiary of Northstar Spectrum, which is an entity owned by Northstar Manager, LLC (“Northstar Manager”) and us. Under the applicable accounting guidance in ASC 810, Northstar Spectrum is considered a variable interest entity and, based on the characteristics of the structure of this entity and in accordance with the applicable accounting guidance, we consolidate Northstar Spectrum into our financial statements. The Northstar Operative Agreements, as amended, provide for, among other things, that Northstar Manager has the ability, but not the obligation, to require Northstar Spectrum to purchase Northstar Manager’s ownership interests in Northstar Spectrum (the “Northstar Put Right”) for a purchase price that equals its equity contribution to Northstar Spectrum plus a fixed annual rate of return. The First Northstar Put Window began in the fourth quarter 2020 and the Second Northstar Put Window will begin in the fourth quarter 2021.

Northstar Purchase Agreement. On December 30, 2020, through our wholly owned subsidiary American II, we entered into a Purchase Agreement (the “Northstar Purchase Agreement”) with Northstar Manager and Northstar Spectrum, pursuant to which American II purchased 80% of Northstar Manager’s Class B Common Interests in Northstar Spectrum (the “Northstar Transaction”) for a purchase price of approximately $312 million.  As a result of the Northstar Transaction, through American II, we hold 97% of the Class B Common Interests in Northstar Spectrum and Northstar Manager holds 3% of the Class B Common Interests in Northstar Spectrum.  Other than the change in ownership percentage of Northstar Spectrum, the Northstar Transaction did not modify or amend in any way the existing arrangements between or among the Northstar parties.  In the Northstar Purchase Agreement, Northstar Manager waived its right to exercise the Northstar Put Right under the First Northstar Put Window. Northstar Manager retains its right to exercise the Northstar Put Right during the Second Northstar Put Window.

In the event that the Northstar Put Right is exercised by Northstar Manager, the consummation of the sale will be subject to FCC approval. Northstar Spectrum does not have a call right with respect to Northstar Manager’s ownership interests in Northstar Spectrum. Although Northstar Manager is the sole manager of Northstar Spectrum, Northstar Manager’s ownership interest is considered temporary equity under the applicable accounting guidance and is thus recorded as part of “Redeemable noncontrolling interests” in the mezzanine section of our Consolidated Balance Sheets. Northstar Manager’s ownership interest in Northstar Spectrum was initially accounted for at fair value. Subsequently, Northstar Manager’s ownership interest in Northstar Spectrum is increased by the fixed annual rate of return through “Redeemable noncontrolling interests” on our Consolidated Balance Sheets, with the offset recorded in “Net income (loss) attributable to noncontrolling interests, net of tax” on our Consolidated Statements of Operations and Comprehensive Income (Loss). The operating results of Northstar Spectrum attributable to Northstar Manager are recorded as “Redeemable noncontrolling interests” on our Consolidated Balance Sheets, with the offset recorded in “Net income (loss) attributable to noncontrolling interests, net of tax” on our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 16 for further information.

SNR Wireless. SNR Wireless is a wholly-owned subsidiary of SNR HoldCo, which is an entity owned by SNR Wireless Management, LLC (“SNR Management”) and us. Under the applicable accounting guidance in ASC 810, SNR HoldCo is considered a variable interest entity and, based on the characteristics of the structure of this entity and in accordance with the applicable accounting guidance, we consolidate SNR HoldCo into our financial statements. The SNR Operative Agreements, as amended, provide for, among other things, that SNR Management has the ability, but not the obligation, to require SNR HoldCo to purchase SNR Management’s ownership interests in SNR HoldCo (the “SNR Put Right”) for a purchase price that equals its equity contribution to SNR HoldCo plus a fixed annual rate of return. The First SNR Put Window began in the fourth quarter 2020, was not exercised and expired in January 2021. The Second SNR Put Window will begin in the fourth quarter 2021.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In the event that the SNR Put Right is exercised by SNR Management, the consummation of the sale will be subject to FCC approval. SNR HoldCo does not have a call right with respect to SNR Management’s ownership interests in SNR HoldCo. Although SNR Management is the sole manager of SNR HoldCo, SNR Management’s ownership interest is considered temporary equity under the applicable accounting guidance and is thus recorded as part of “Redeemable noncontrolling interests” in the mezzanine section of our Consolidated Balance Sheets. SNR Management’s ownership interest in SNR HoldCo was initially accounted for at fair value. Subsequently, SNR Management’s ownership interest in SNR HoldCo is increased by the fixed annual rate of return through “Redeemable noncontrolling interests” on our Consolidated Balance Sheets, with the offset recorded in “Net income (loss) attributable to noncontrolling interests, net of tax” on our Consolidated Statements of Operations and Comprehensive Income (Loss). The operating results of SNR HoldCo attributable to SNR Management are recorded as “Redeemable noncontrolling interests” on our Consolidated Balance Sheets, with the offset recorded in “Net income (loss) attributable to noncontrolling interests, net of tax” on our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 16 for further information.

As of December 31, 2020 and December 31, 2019, Northstar Manager’s ownership interest in Northstar Spectrum and SNR Management’s ownership interest in SNR HoldCo was $351 million and $552 million, respectively, recorded as “Redeemable noncontrolling interests” on our Consolidated Balance Sheets.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period. Estimates are used in accounting for, among other things, allowances for credit losses (including those related to our installment billing programs), self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, the fair value of our option to purchase T-Mobile’s 800 MHz spectrum, relative standalone selling prices of performance obligations, finance leases, asset impairments, estimates of future cash flows used to evaluate and recognize impairments, useful lives of property, equipment and intangible assets, independent third-party retailer incentives, programming expenses and subscriber lives. Economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above. Actual results may differ from previously estimated amounts, and such differences may be material to our consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

Cash and Cash Equivalents

We consider all liquid investments purchased with a remaining maturity of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents as of December 31, 2020 and 2019 may consist of money market funds, government bonds, corporate notes and commercial paper. The cost of these investments approximates their fair value.

Marketable Investment Securities

All equity securities are carried at fair value, with changes in fair value recognized in “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

All debt securities are classified as available-for-sale and are recorded at fair value. Historically, we reported temporary unrealized gains and losses as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit),” net of related deferred income tax on our Consolidated Balance Sheets. Subsequent to the adoption of ASU 2016-13 Financial Instruments – Credit Losses, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) during the first quarter of 2020, we report the temporary unrealized gains and losses related to changes in market conditions of marketable debt securities as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit),” net of related deferred income tax on our Consolidated Balance Sheets. The changes in the fair value of marketable debt securities, which are determined to be company specific credit losses are recorded in “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Subsequent to January 1, 2020 due to the adoption of ASU 2016-13, trade accounts receivable are recorded at cost less an allowance for expected credit losses that are not expected to be recovered. We maintain allowances for credit losses resulting from the expected failure or inability of our customers to make required payments. We recognize the allowance for expected credit losses at inception and reassess quarterly based on management’s expectation of the asset’s collectability. Management estimates credit losses on financial assets, including our trade accounts receivable, utilizing a current expected credit loss impairment model. We estimate the expected credit losses, measured over the contractual life of an asset considering relevant historical loss information, credit quality of the customer base, current economic conditions and forecasts of future economic conditions.

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

BoostUP! Receivable

We offer certain long-term subscribers of Boost Mobile the option to pay for their devices under an installment plan (“BoostUP!”), which is generally over a period of 18 months. The BoostUP! receivable is presented in our Consolidated Balance Sheets at its net realizable value, which is net of an allowance for credit losses. The allowance for credit losses is estimated based on among other factors, historical loss information and current economic conditions as well as forecasts of future economic conditions. As of December 31, 2020, “Trade accounts receivable, net” on our Consolidated Balance Sheets includes $114 million of BoostUP! receivables, net of allowance for credit losses of $20 million.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Subscribers that participate in the BoostUP! program typically make a down payment and satisfy their obligation by providing equal monthly payments during the duration of their financing arrangement. As Boost Mobile subscribers are on a month to month contract for service with Boost Mobile and the BoostUP! arrangement provides that upon an installment plan subscribers’s termination of the service the installment balance becomes due and payable immediately, we do not impute interest on these instruments as the financial instruments are short term in nature.

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

Property and Equipment

Property and equipment, including capitalized expenditures related to our wireless projects and 5G Network Deployment, are stated at cost less depreciation and impairment losses, if any. Our set-top boxes are generally capitalized when they are installed in customers’ homes. If a satellite were to fail while in-orbit, the resultant loss would be charged to expense in the period such loss was incurred. The amount of any such loss would be reduced to the extent of insurance proceeds estimated to be received, if any. Depreciation is recorded on a straight-line basis over useful lives ranging from two to 40 years. Repair and maintenance costs are charged to expense when incurred. Renewals and improvements that add value or extend the asset’s useful life are capitalized. Costs related to the procurement and development of software for internal-use are capitalized and amortized using the straight-line method over the estimated useful life of the software.

Derivative Instruments

We have the option to purchase certain of T-Mobile’s 800 MHz spectrum licenses from T-Mobile at a fixed price in the future as part of the Boost Mobile Acquisition. See Note 6 for further information. This instrument meets the definition of a derivative and was valued at its acquisition date fair value of $713 million. The derivative is remeasured quarterly. All changes in the derivative’s fair value are recorded in “Other, net” in our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DBS Satellites. We currently evaluate our DBS satellite fleet for impairment as one asset group whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We do not believe any triggering event has occurred which would indicate impairment as of December 31, 2020 and 2019. We will continue to monitor the DBS satellite fleet for indicators of impairment, including monitoring the impact of the COVID-19 pandemic on all aspects of our business.

AWS-4 Satellites. We historically have evaluated our AWS-4 satellite fleet for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. In light of, among other things, certain developments related to the Sprint-T-Mobile merger, during the first quarter 2020, we determined that revisions to the AWS-4 build-out deadlines were probable, which we determined to be a triggering event. Accordingly, we quantitatively assessed the value of the AWS-4 satellites (T1 and D1) and wrote down the fair value of the satellites to their estimated fair value of zero, resulting in a $103 million non-cash impairment charge in “Impairment of long-lived assets” on our Consolidated Statements of Operations and Comprehensive Income (Loss). We did not believe any triggering event occurred which would indicate impairment as of December 31, 2019. See Note 9 for further information.

Narrowband IoT network. As discussed in Note 16, in March 2017 we notified the FCC that we planned to deploy a narrowband IoT network. In October 2019, we paused work on the narrowband IoT deployment. In light of, among other things, certain developments related to the Sprint-T-Mobile merger, during the first quarter 2020, we determined that the revision of certain of our build-out deadlines were probable. Based on this, we no longer intended to complete our narrowband IoT deployment, which we considered a triggering event. As such, during the first quarter 2020, we reviewed the capitalized costs of equipment, labor and other assets related to the narrowband IoT deployment, including our operating lease assets, and impaired those items that would not be utilized in our ongoing 5G Network Deployment, resulting in a $253 million non-cash impairment charge in “Impairment of long-lived assets” on our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 9 and Note 10 for further information.

Impairment of long-lived assets recorded during the year ended December 31, 2020 consisted of the following:

For the Year Ended December 31, 2020
(In thousands)
T1 satellite	$48,120
D1 satellite	55,000
Construction in progress related to narrowband IoT deployment	226,742
Operating lease assets related to narrowband IoT deployment	26,556
Impairment of long-lived assets	$356,418

Boost Mobile Intangible Assets. Intangible assets include subscriber relationships, the Boost Mobile tradename and certain below market contracts. The recorded fair value of intangible assets are amortized over their respective useful lives which range from one to 10 years.

Ting Mobile Intangible Assets. The preliminary fair value of the customer relationships and the trade name at the acquisition date of Ting Mobile are recorded in “Intangible assets” on our Consolidated Balance Sheets. These assets are amortized over their respective useful lives which range from two to 10 years.

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

DBS Licenses. We combine all of our indefinite-lived DBS licenses that we currently utilize or plan to utilize in the future into a single unit of accounting. For 2020, 2019 and 2018, management performed a qualitative assessment to determine whether it is more likely than not that the fair value of the DBS licenses exceeds its carrying amount. In our assessment, we considered several factors, including, among others, overall financial performance, industry and market considerations, and relevant company specific events. In contemplating all factors in their totality, we concluded that it is more likely than not that the fair value of the DBS licenses exceeds its carrying amount. As such, no further analysis was required.

Wireless Spectrum Licenses. During 2020, we acquired the 37 GHz, 39 GHz, and 47 GHz wireless licenses and during 2019, we acquired the 24 GHz and 28 GHz wireless licenses, together (the “High-Band Licenses”). We currently combine our 600 MHz, 700 MHz, AWS-4, H Block, High-Band Licenses and the Northstar Licenses and SNR Licenses into a single unit of accounting. In 2020 and 2019 (excluding the High-Band Licenses), management performed a qualitative assessment to determine whether it is more likely than not that the fair value of these licenses exceed their carrying amount. In our assessment, we considered several factors, including, among other things, the projected financial performance of our Wireless segment, the business enterprise value of our Wireless segment, and market transactions for wireless spectrum licenses including auction results. In assessing these factors, we considered both macroeconomic conditions and industry and market conditions. In contemplating all factors in their totality, we concluded that it is more likely than not that the fair value of these licenses exceeds their carrying amount.

During 2019, our 24 GHz and 28 GHz wireless spectrum licenses were assessed as a single unit of accounting. These licenses were purchased during the fourth quarter 2019 through our participation in Auction 101 and Auction 102. For 2019, management’s assessment of the fair value of these licenses was determined based on the auction results.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In 2018, we assessed our 600 MHz, 700 MHz, AWS-4, H Block Licenses and the Northstar Licenses and SNR Licenses quantitatively. Our quantitative assessment consisted of both an income approach and a market approach. The income approach estimated the fair value of these licenses using the “Greenfield” approach. The Greenfield approach values the licenses by calculating the cash flow generating potential of a hypothetical start-up company that goes into business with no assets except the licenses to be valued. A discounted cash flow analysis is used to estimate what a marketplace participant would be willing to pay to purchase the aggregated wireless licenses as of the valuation date. The market approach uses prior transactions including auctions to estimate the fair value of the licenses. In conducting this quantitative assessment, we determined that the fair value of these licenses exceeded their carrying amount under both approaches.

During 2020, 2019, and 2018, our multichannel video distribution and data service (“MVDDS”) wireless spectrum licenses were assessed as a single unit of accounting.  For 2020 and 2019, management assessed these licenses qualitatively. Our qualitative assessment focused on recent auction results and historical market activity. We concluded that it is more likely than not that the fair value of these licenses exceeded their carrying amount. For 2018, management assessed these licenses quantitatively under a market approach.  The market approach uses prior transactions including auctions to estimate the fair value of the licenses.  In conducting the quantitative assessment, we determined that the fair value of these licenses exceeded their carrying amount.

Changes in circumstances or market conditions could result in a write-down of any of the above wireless spectrum licenses in the future.

Goodwill. Goodwill represents the excess of the consideration transferred over the estimated fair values of assets acquired and liabilities assumed as of the acquisition date. Substantially all our goodwill relates to our Wireless segment.

In conducting our annual impairment test for 2020 and 2019, we performed a qualitative assessment, which considered several factors, including, among others, macroeconomic conditions, industry and market conditions, and relevant company specific events and perception of the market.  In contemplating all factors in their totality, we determined that the fair value of our wireless segment, which consists of a single reporting unit, was in excess of the carrying amount.

Capitalized Interest

We capitalize interest associated with the acquisition or construction of certain assets, including, among other things, our wireless spectrum licenses, build-out costs associated with our 5G Network Deployment and satellites. Capitalization of interest begins when, among other things, steps are taken to prepare the asset for its intended use and ceases when the asset is ready for its intended use or when these activities are substantially suspended.

We are currently preparing for the commercialization of our wireless spectrum licenses, and Northstar Wireless and SNR Wireless are also preparing for the commercialization of their AWS-3 Licenses. As a result, the interest expense related to the carrying amount of these wireless spectrum licenses is being capitalized. As the carrying amount of these wireless spectrum licenses exceeds the carrying value of our long-term debt and finance lease obligations, materially all of our interest expense is being capitalized.

Business Combinations

When we acquire a business, we allocate the purchase price to the various components of the acquisition based upon the fair value of each component using various valuation techniques, including the market approach, income approach and/or cost approach. The accounting standard for business combinations requires identifiable assets, liabilities, noncontrolling interests and goodwill acquired to be recorded at acquisition date fair values. Transaction costs related to the acquisition of the business are expensed as incurred. Costs associated with the issuance of debt associated with a business combination are capitalized and included as a yield adjustment to the underlying debt’s stated rate.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Acquired intangible assets other than goodwill are amortized over their estimated useful lives unless the lives are determined to be indefinite. Amortization of these intangible assets in general are recognized on a straight-line basis over an average finite useful life primarily ranging from approximately one to 20 years or in relation to the estimated discounted cash flows over the life of the intangible asset. See Note 6 for further information on the Boost Mobile Acquisition and Ting Mobile Acquisition.

Long-Term Deferred Revenue and Other Long-Term Liabilities

Certain programmers provide us up-front payments. Such amounts are deferred and recognized as reductions to “Cost of services” on a straight-line basis over the relevant remaining contract term (generally up to ten years). The current and long-term portions of these deferred credits are recorded on our Consolidated Balance Sheets in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities,” respectively.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 31, 2020 and 2019, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses or net of allowance for doubtful accounts) and current liabilities (excluding the “Current portion of long-term debt and finance lease obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates. See Note 7 for the fair value of our marketable investment securities and derivative instruments.

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

See Note 11 for further information.

Revenue Recognition

Pay-TV Segment

Our Pay-TV segment revenue is primarily derived from Pay-TV programming services that we provide to our subscribers. We also generate revenue from equipment rental fees and other hardware related fees, including DVRs and fees from subscribers with multiple receivers; advertising services; fees earned from our in-home service operations; broadband services; warranty services; sales of digital receivers and related equipment to third-party pay-TV providers; satellite uplink and telemetry, tracking and control (“TT&C”) services; and revenue from in-home services. See Note 17 for further information, including revenue disaggregated by major source.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

For our residential video subscribers, we have concluded that the contract term under Accounting Standard Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”) is one month and as a result the revenue recognized for these subscribers for a given month is equal to the amount billed in that month, except for certain nonrefundable upfront fees that are accounted for as material rights, as discussed above.

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

Wireless Segment

Our Wireless segment revenue is primarily derived from providing wireless services and selling wireless devices to prepaid and postpaid subscribers. The majority of our subscribers are prepaid under the Boost Mobile brand with a smaller subset of postpaid subscribers serviced under the Ting Mobile brand. Prepaid subscribers prepay for their monthly service on a month-to-month contract. Postpaid subscribers are qualified to pay for their service after it has been provided. For both our prepaid and postpaid customers the contract term was determined to be one month.

We have both an indirect sales channel, which includes third-party owned retail stores and big box stores, as well as a direct sales channel, which services customers online. Through the indirect sales channel, we utilize direct distribution partners to facilitate product delivery to the third party Boost Mobile retailers. Although our retail wireless business offers both products and services, we have determined that no bundled arrangements exist as the wireless device and service sold are sold at different times, and in the case of the indirect sales channel, have different customers. In the indirect channel, the customer for the wireless device is the direct distribution partner whereas for the service the subscriber is the end consumer. Service revenues may also include other value added services to subscribers, which may be recorded either gross or net within our Consolidated Statements of Operations and Comprehensive Income (Loss) depending on whether we are deemed to be the principal or agent in the relationship with the subscriber. Service revenues are recognized when the service has been provided and no further obligation exists. Concessions given to subscribers are recorded as a reduction to revenue.

Equipment revenues are primarily related to the sale of wireless devices. Equipment revenue is recognized when control of the product is transferred to our subscriber, either the direct distribution partner for the indirect sales channel or the end user in the direct sales channel. Sales of equipment in the indirect sales channel often include credits subsequently paid to the direct distribution partner as a reimbursement for any discount promotions offered to the end consumer. These credits (payments to a customer) are accounted for as variable consideration when estimating the amount of revenue to recognize from the sales of equipment to indirect dealers and are estimated based on historical experience and other factors, such as expected promotional activity. For wireless devices sold with a right of return, we defer a portion of equipment revenue and cost of sales to reflect this variable consideration.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Contract Balances

The timing of revenue recognition generally differs from the timing of invoicing to customers. When revenue is recognized prior to invoicing, we record a receivable. When revenue is recognized subsequent to invoicing, we record deferred revenue. Our residential video subscribers are typically billed monthly, and the contract balances for those customers arise from the timing of the monthly billing cycle. Our current wireless subscribers, the majority of which are prepaid, generate deferred revenue. We do not adjust the amount of consideration for financing impacts as we apply a practical expedient when we anticipate that the period between transfer of goods and services and eventual payment for those goods and services will be less than one year. See Note 18 for further information, including balance and activity detail about our allowance for credit losses and deferred revenue related to contracts with subscribers.

Assets Recognized Related to the Costs to Obtain a Contract with a Subscriber

We recognize an asset for the incremental costs of obtaining a contract with a subscriber if we expect the benefit of those costs to be longer than one year.  We have determined that certain sales incentive programs in both our Pay-TV and Wireless segments, including those with our independent third-party retailers, meet the requirements to be capitalized, and payments made under these programs are capitalized and amortized to expense over the estimated subscriber life.  During the years ended December 31, 2020 and 2019, we capitalized $316 million and $207 million, respectively, under these programs.  The amortization expense related to these programs was $160 million and $76 million for the years ended December 31, 2020 and 2019, respectively.  As of December 31, 2020 and 2019, we had a total of $456 million and $300 million, respectively, capitalized on our Consolidated Balance Sheets. These amounts are capitalized in “Other current assets” and “Other noncurrent assets, net” on our Consolidated Balance Sheets, and then amortized in “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Leases

We enter into operating and finance leases for, among other things, wireless towers, satellites, office space, warehouses and distribution centers, vehicles and other equipment. Our leases have remaining lease terms from one to 16 years, some of which include renewal options, and some of which include options to terminate the leases within one year.

We determine if an arrangement is a lease and classify that lease as either an operating or finance lease at inception. Operating leases are included in “Operating lease assets,” “Other accrued expenses” and “Operating lease liabilities” on our Consolidated Balance Sheets. Finance leases are included in “Property and equipment, net,” “Current portion of long-term debt and finance lease obligations” and “Long-term debt and finance lease obligations, net of current portion” on our Consolidated Balance Sheets.  Leases with an initial term of 12 months or less are not recorded on the balance sheet and we recognize lease expense for these leases on a straight-line basis over the lease term on our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 10 for further information on our lease expenses.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We currently lease and historically have leased certain assets from EchoStar, including, among other things, satellites, office space and data centers. See Note 20 for further information on our Related Party Transactions with EchoStar. On May 19, 2019, we entered into a Master Transaction Agreement (as defined in Note 16) with EchoStar and effective September 10, 2019, certain satellites and real estate assets leased from EchoStar were transferred to us. See Note 20 for further information on the Master Transaction Agreement.

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

Cost of Services

“Cost of services” on our Consolidated Statements of Operations and Comprehensive Income (Loss) principally include Pay-TV programming expenses and other operating costs related to our Pay-TV segment, costs of wireless services (including costs incurred under the MNSA), as well as costs associated with our SLING TV services.

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

Cost of Sales – Equipment and Other

“Cost of sales – equipment and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss) principally includes the cost of wireless devices and other related items as well as costs related to the non-subsidized sales of Pay-TV equipment. Costs are generally recognized as products are delivered to customers and the related revenue is recognized.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Advertising Costs

We recognize advertising expense when incurred as selling, general and administrative expense. Advertising expenses totaled $528 million, $520 million and $426 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Research and Development

Research and development costs are expensed as incurred and included in “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss). Research and development costs totaled $24 million, $21 million and $24 million for the years ended December 31, 2020, 2019 and 2018, respectively.

New Accounting Pronouncements

Debt with Conversion and Other Options and Derivatives and Hedging.  In August 2020, the FASB issued ASU 2020-06 Debt – Debt with Conversion and Other Options and Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for convertible instruments and contracts in an entity’s own equity.  This standard will be effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years.  Early adoption is permitted.  We currently expect to early adopt and, as a result of this standard, the equity component related to our Convertible Notes will be reclassified from “Additional paid-in capital” within “Stockholders’ equity (deficit)” to “Long-term debt and finance lease obligations, net of current portion” on our Consolidated Balance Sheets.  The adoption of this standard will have no impact on the methodology utilized to calculate diluted EPS (as defined below) as we already use the if-converted method for convertible instruments and will have no impact to our Consolidated Statements of Operations and Comprehensive Income (Loss) as we capitalize materially all of our interest expense.

3.     Basic and Diluted Net Income (Loss) Per Share

We present both basic earnings per share (“EPS”) and diluted EPS. Basic EPS excludes potential dilution and is computed by dividing “Net income (loss) attributable to DISH Network” by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock awards were exercised and if our 3 3/8% Convertible Notes due 2026 issued August 8, 2016 (the “Convertible Notes due 2026”), our 2 3/8% Convertible Notes due 2024 issued March 17, 2017 (the “Convertible Notes due 2024”) and our 0% Convertible Notes due 2025 issued December 21, 2020 (the “Convertible Notes due 2025,” and collectively with the Convertible Notes due 2026 and the Convertible Notes due 2024, the “Convertible Notes”) were converted. The potential dilution from stock awards is accounted for using the treasury stock method based on the average market value of our Class A common stock. The potential dilution from conversion of the Convertible Notes is accounted for using the if-converted method, which requires that all of the shares of our Class A common stock issuable upon conversion of the Convertible Notes will be included in the calculation of diluted EPS assuming conversion of the Convertible Notes at the beginning of the reporting period (or at time of issuance, if later).

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents EPS amounts for all periods and the basic and diluted weighted-average shares outstanding used in the calculation.

	For the Years Ended December 31,
	2020	2019	2018

	(In thousands, except per share amounts)
Net income (loss)	$1,873,936	$1,492,569	$1,655,491
Less: Net income (loss) attributable to noncontrolling interests, net of tax	111,263	93,057	80,400
Net income (loss) attributable to DISH Network - Basic	1,762,673	1,399,512	1,575,091
Interest on dilutive Convertible Notes, net of tax (1)	—	—	—
Net income (loss) attributable to DISH Network - Diluted	$1,762,673	$1,399,512	$1,575,091

Weighted-average common shares outstanding - Class A and B common stock:
Basic (2)	524,761	479,657	467,350
Dilutive impact of Convertible Notes (3)	59,526	58,192	58,192
Dilutive impact of stock awards outstanding	73	115	290
Diluted	584,360	537,964	525,832

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$3.36	$2.92	$3.37
Diluted net income (loss) per share attributable to DISH Network	$3.02	$2.60	$3.00

(1)	For the years ended December 31, 2020, 2019 and 2018, materially all of our interest expense was capitalized. See Note 2 for further information.
(2)	The 2020 increase resulted from the Master Transaction Agreement, as discussed in Note 20, and the stock rights offering as discussed in Note 13.
(3)	The impact of the potential dilution from conversion of our 0% Convertible Notes due 2025, as discussed above, is included assuming conversion as of the December 21, 2020 issuance date, and is convertible into approximately 48.8 million shares of our Class A common stock.

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

	As of December 31,
	2020	2019	2018

	(In thousands)
Anti-dilutive stock awards	9,083	5,471	4,377
Performance based options (1)	17,403	7,966	8,970
Restricted Performance Units/Awards	1,755	1,484	1,726
Common stock warrants	46,029	46,029	46,029
Total	74,270	60,950	61,102

(1)	The increase primarily resulted from the grant of the Ergen 2020 Performance Award during the fourth quarter 2020. See Note 15 for further information.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

4.     Supplemental Data - Statements of Cash Flows

The following table presents certain supplemental cash flow and other non-cash data. See Note 10 for supplemental cash flow and non-cash data related to leases.

	For the Years Ended December 31,
	2020	2019	2018

	(In thousands)
Cash paid for interest (including capitalized interest)	$778,448	$900,125	$921,238
Cash received for interest	5,945	40,795	15,037
Cash paid for income taxes	150,885	30,552	31,308
Capitalized interest (1)	924,644	980,299	1,012,177
Initial equity component of our 0% Convertible Notes due 2025, net of deferred taxes of $99,823	329,409	—	—
Master Transaction Agreement, net of deferred tax of $166,161 (2)	—	497,145	—
Employee benefits paid in Class A common stock	28,301	27,004	27,322
Vendor financing	74,895	—	—

(1)	See Note 2 for further information.
(2)	See Note 20 for further information.

5.     Other Comprehensive Income (Loss)

The following table presents the tax effect on each component of “Other comprehensive income (loss).”

	For the Years Ended December 31,
	2020			2019			2018
	Before	Tax	Net	Before	Tax	Net	Before	Tax	Net
	Tax	(Expense)	of Tax	Tax	(Expense)	of Tax	Tax	(Expense)	of Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount	Amount	Benefit	Amount

	(In thousands)
Foreign currency translation adjustments	$(827)	$61	$(766)	$223	$—	$223	$(1,343)	$—	$(1,343)
Unrealized holding gains (losses) on available-for-sale securities	(29)	7	(22)	1,127	(265)	862	(529)	122	(407)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(62)	13	(49)	(299)	70	(229)	(8)	2	(6)
Other comprehensive income (loss)	$(918)	$81	$(837)	$1,051	$(195)	$856	$(1,880)	$124	$(1,756)

The “Accumulated other comprehensive income (loss)” is detailed in the following table, net of tax:

	Foreign	Unrealized/
	Currency	Recognized
	Translation	Gains
Accumulated Other Comprehensive Income (Loss)	Adjustment	(Losses)	Total

	(In thousands)
Balance as of December 31, 2018	$(316)	$(558)	$(874)
Foreign currency translation adjustments	223	—	223
Other comprehensive income (loss) before reclassification	—	862	862
Amounts reclassified from accumulated other comprehensive income (loss)	—	(229)	(229)
Balance as of December 31, 2019	$(93)	$75	$(18)
Foreign currency translation adjustments	(766)	—	(766)
Other comprehensive income (loss) before reclassification	—	(22)	(22)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(49)	(49)
Balance as of December 31, 2020	$(859)	$4	$(855)

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

6.Acquisitions

When we acquire a business, we recognize the assets acquired, liabilities assumed and any noncontrolling interests at fair value. We expense all transaction costs related to the acquisition as incurred.

Boost Mobile Acquisition

Asset Purchase Agreement

Effective on July 1, 2020, upon the terms and subject to the conditions set forth in the APA and in accordance with the Final Judgment, we completed the Boost Mobile Acquisition and DISH Network officially entered into the retail wireless market, serving more than 9 million customers under the Boost Mobile brand.

Consideration Transferred

The acquisition date fair value of consideration transferred in the Boost Mobile Acquisition totaled $1.346 billion, summarized in the following table:

As of July 1, 2020
(In thousands)
Cash consideration (1)	$1,400,000
Net working capital (2)	33,524
Other funding (3)	(87,500)
Total consideration transferred	$1,346,024

(1)	Represents agreed upon purchase price pursuant to the APA paid to T-Mobile on July 1, 2020.
(2)	Represents estimated net working capital acquired under the APA. We have not settled the net working capital under the APA as certain amounts are currently in dispute and could ultimately change the net working capital settlement.
(3)	Represents receipt of payment from Softbank in connection with the Boost Mobile Acquisition on July 1, 2020.

Fair Value of Assets Acquired and Liabilities Assumed

We accounted for the Boost Mobile Acquisition as a business combination. The identifiable assets acquired and liabilities assumed were recorded at their preliminary fair values as of the acquisition date and are consolidated into our financial statements. The assignment of fair value requires significant judgments regarding the estimates and assumptions used to value the acquired assets and liabilities assumed. For the preliminary fair values of the assets acquired and liabilities assumed, we utilized the cost, income and market approaches from the perspective of a market participant.

The following table summarizes the preliminary fair values for each major class of assets acquired and liabilities assumed at the acquisition date. We used third-party valuation professionals to aid in the determination of the acquisition date fair values of certain assets acquired. We are in the process of finalizing the purchase price allocation associated with this transaction, including income tax related amounts. In addition, we have not settled the net working capital under the APA as noted above. Any change in the preliminary net working capital presented above is expected to result in a change to the assigned value of goodwill. As such, the preliminary purchase allocation set forth below is subject to revision as additional information is obtained and the valuation process is completed.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of July 1, 2020
(In thousands)
Trade accounts receivable	$514,786
Inventory	141,718
Other current assets	3,000
Intangibles	591,000
Goodwill	91,220
Other noncurrent assets	713,000
Total assets	2,054,724
Trade accounts payable and other accrued expenses	533,967
Deferred revenue and other	174,733
Total liabilities	708,700
Total purchase price	$1,346,024

Acquired Receivables. The fair value of assets acquired, which represents the gross contractual amount, includes accounts receivable of $539 million, with an associated allowance for credit losses of $24 million. Accounts receivable is comprised of receivables due from master agents, BoostUp! receivables and other receivables. These amounts are provisional and have been updated as of December 31, 2020. See Note 2 for further discussion of BoostUP! receivables.

Inventory. Inventory assets include $142 million of wireless devices.

Intangible Assets and Goodwill. Intangible assets includes $458 million of subscriber relationships, the Boost Mobile tradename of $96 million and certain below market contracts for $37 million. The intangible assets will be amortized over their respective useful lives which range from one to ten years. Goodwill has an assigned value of $91 million, which represents the excess of the consideration transferred over the estimated fair values of assets acquired and liabilities assumed. The preliminary goodwill recognized includes, among other things, the assembled workforce of Boost Mobile and intangible assets that do not qualify for separate recognition. The goodwill resulting from the Boost Mobile Acquisition included in the wireless segment is expected to be deductible for tax purposes. All of the goodwill acquired is allocated to the Retail Wireless reporting unit.

Other Noncurrent Assets. Other noncurrent assets includes our option to purchase certain T-Mobile’s 800 MHz spectrum licenses with an assigned fair value of $713 million. This instrument meets the definition of a derivative and all subsequent changes in the derivative’s fair value are recorded in “Other, net” in our Consolidated Statements of Operations and Comprehensive Income (Loss) until the option is either exercised or expires.

Liabilities. Liabilities include accounts payable, deferred revenue and accrued expenses.

Indemnification Assets and Contingent Liabilities. Pursuant to the APA, T-Mobile agreed to indemnify us against certain specified matters and losses. As of the closing of the transaction and December 31, 2020, we have not recorded either an indemnification asset or liability as the potential liabilities and associated reimbursement by T-Mobile cannot be reasonably estimated. We expect that any liability incurred related to these indemnified matters would be indemnified and reimbursed by T-Mobile. See Note 16 for further information.

Sales of equipment to indirect dealers often include credits subsequently paid to the dealer as a reimbursement for promotions offered to the end consumer.  These credits are accounted for as variable consideration when estimating the amount of revenue to recognize from the sales of equipment to indirect dealers.  At acquisition, we recorded a contingent obligation related to these credits, based upon historical experience and other factors, such as expected promotional activity.  This amounts is recorded in “Other accrued expenses” on our Consolidated Balance Sheets.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Transaction Costs

We recognized transaction costs of $13 million for the year ended December 31, 2020. These costs are primarily related to professional service costs which are recorded in “Selling, general and administrative expenses” in our Consolidated Statements of Operations and Comprehensive Income (Loss).

Ting Mobile Acquisition

On August 1, 2020, we completed the Ting Mobile Acquisition. In addition, we entered into a services agreement pursuant to which Tucows will act as a mobile virtual network enabler for certain of our retail wireless subscribers. The consideration for the Ting Mobile Acquisition is an earn out provision and the fair value of the earn out provision has been assigned to a customer relationship intangible that is recorded in “Intangible assets, net” with the offset recorded in “Long-term deferred revenue and other long-term liabilities” on our Consolidated Balance Sheets.

Pro Forma Information

The following pro forma financial information gives effect to the Boost Mobile Acquisition and the Ting Mobile Acquisition (the “2020 Acquisitions”) as if they had been completed as of January 1, 2019. The unaudited pro forma information was based on the historical results of DISH Network and the estimated results from the 2020 Acquisitions. The results of the Boost Mobile Acquisition were adjusted to include the estimated expense associated with an MNSA arrangement and certain selling, general and administrative expenses that historically were not recorded within the Prepaid Business’ financial statements. The results of the Ting Mobile Acquisition were adjusted for the consideration given for the earn out provision. The pro forma results do not include any anticipated synergies or other expected benefits of the 2020 Acquisitions.

	For the Years Ended December 31,
	2020	2019

	(Unaudited)
	(In thousands)
Total revenue	$18,042	$17,917
Net income (loss) attributable to DISH Network	$1,572	$1,116

Assumptions and nonrecurring pro forma adjustments include:

●	Boost Mobile network costs were estimated based on the forecasted costs on a per subscriber basis that DISH Network expects to incur prospectively to utilize the T-Mobile network.
●	Boost Mobile selling, general and administrative expenses were estimated based on the costs to be incurred by DISH Network per the TSA arrangement with T-Mobile.
●	Transaction costs of $13 million for the year ended December 31, 2020 were recorded in “Selling, general and administrative expenses” in our Consolidated Statements of Operations and Comprehensive Income (Loss) and are not recurring.

The selective unaudited pro forma financial information is provided for informational purposes and does not represent the actual results from operation had the 2020 Acquisitions occurred on January 1, 2019.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Agreements in Connection with the APA

In connection with the Boost Mobile Acquisition and the consummation of the Sprint-T-Mobile merger, we, T-Mobile, Sprint, DT and SoftBank came to an agreement with the DOJ on key terms and approval of the Transaction Agreements and our wireless service business and spectrum. On July 26, 2019, the Defendants entered into the Stipulation and Order with the DOJ binding the Defendants to the Proposed Final Judgment, which memorialized the agreement between the DOJ and the Defendants. The Stipulation and Order and the Proposed Final Judgment were filed in the District Court on July 26, 2019 and on April 1, 2020, the Final Judgment was entered with the District Court.

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

Also in connection with the closing of the Boost Mobile Acquisition, we and T-Mobile entered into the TSA, the MNSA, the Option Agreement, and the Spectrum Purchase Agreement for an additional approximately $3.59 billion.

Transition Services Agreement

T-Mobile and DISH Network entered into the TSA upon the Closing Date of the Boost Mobile Acquisition, pursuant to which T-Mobile provides certain transition services to us for the Prepaid Business for a period of two years from July 1, 2020. Additionally, under the Final Judgment, we may apply to the DOJ for one or more extensions of the term of the TSA, which the DOJ can approve or deny in its sole discretion, and the TSA contemplates the option to renew the TSA for a third or additional years.  The transition services are provided at cost, which shall not exceed a specific amount in the first year, plus certain pass-through costs and out-of-pocket expenses, during the first two years.  If any transition services are renewed for a third year, the transition services will be provided at cost plus a certain mark-up, plus certain additional costs.

Master Network Services Agreement

T-Mobile and DISH Network entered into an MNSA upon the Closing Date of the Boost Mobile Acquisition, pursuant to which we also receive network services from T-Mobile for a period of seven years.  As set forth in the MNSA, T-Mobile provides to us, among other things, (i) legacy network services for Boost Mobile and certain other prepaid end users on the Sprint network, (ii) T-Mobile network services for certain end users that have been migrated to the T-Mobile network or provisioned on the T-Mobile network by or on behalf of us and (iii) infrastructure mobile network operator services to assist in the access and integration of our network.

Pursuant to the terms of the MNSA, we face certain restrictions on making offerings that may combine the access to services provided under the MNSA with access to the facilities or services provided by certain third parties, subject to certain exceptions and carve-outs. We have the right to offer differentiated pricing, products and features to our end users under our brands in conjunction with the services provided under the MNSA, subject to certain qualifications and restrictions. We have certain restrictions on our ability to wholesale, sub-distribute or resell the services provided under the MNSA to third parties. During and after the term of the MNSA, T-Mobile has agreed to certain restrictions with respect to the use of certain information in the targeting of subscribers.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In the event of a “change of control” of DISH Network, the MNSA will terminate upon the earlier of two years following the consummation of the change of control or the date on which the MNSA would have otherwise terminated or expired in accordance with its terms. However, we would remain able to provision new users for six months after the change of control and also retain access to roaming services on the T-Mobile network for both new and existing users for the remainder of the original term of the MNSA. Generally, a change of control would occur in the first 36 months of the term of the MNSA if (A) certain “permitted owners” no longer own 50% or more of our voting power or a person or group of persons who are not permitted owners beneficially owns more than 50% of our aggregate economic value or (B) we sell more than 50% of our wireless communications business assets (excluding our wireless terrestrial spectrum licenses and entities that own our wireless terrestrial spectrum licenses). A permitted owner generally includes Charles W. Ergen (including his family and certain related trusts and entities) and certain financial investors. Following the first 36 months of the term of the MNSA (or earlier in certain circumstances), a change of control would generally occur if any restricted persons own (1) more than 50% of our voting power or economic value or (2) a majority of our wireless communications business assets (excluding our wireless terrestrial spectrum licenses and entities that own our wireless terrestrial spectrum licenses). A “restricted person” generally includes certain U.S. wireless providers and U.S. cable companies (with certain exceptions), as well as any other entities that do not enter into a network usage agreement with T-Mobile restricting such person from generally engaging in certain activities that are detrimental to the T-Mobile network.

Spectrum Purchase Agreement

Pursuant to the Spectrum Purchase Agreement that was entered into upon the Closing Date of the Boost Mobile Acquisition, we are expected to purchase all of Sprint’s 800 MHz spectrum (approximately 13.5 MHz of nationwide spectrum).  The covered spectrum must be divested within the later of three years from the Closing Date and five days after receipt of FCC approval for the transfer, following an application for FCC approval to be filed three years following the closing of the Sprint-T-Mobile merger.  The DOJ may in its sole discretion agree to extend the deadline for the spectrum divestiture for up to 60 days pursuant to the Final Judgment.  T-Mobile may exercise an option to lease back 4 MHz (2 MHz downlink + 2 MHz uplink) of the spectrum for two years following the closing of the 800 MHz spectrum sale at the same per-Pop rate used to calculate the purchase price paid by us to T-Mobile – a rate of approximately $68 million per year.

We and T-Mobile have made customary representations, warranties and covenants pursuant to the Spectrum Purchase Agreement, including representations by T-Mobile regarding the validity of the licenses for the purchased spectrum. Pursuant to the Spectrum Purchase Agreement, we and T-Mobile each indemnify the other against losses suffered as a result of breaches of the other’s representations and warranties or covenants. The indemnification provisions are subject to certain deductible and cap limitations and time limitations with respect to recovery for losses.

If we breach the Spectrum Purchase Agreement prior to the closing or fail to deliver the purchase price following the satisfaction or waiver of all closing conditions, our sole liability to T-Mobile will be to pay T-Mobile a fee of approximately $72 million. If T-Mobile fails to sell the spectrum to us following the satisfaction or waiver of all closing conditions, our sole recourse will be to seek specific performance, and if (and only if) specific performance is unavailable, to seek damages of up to approximately $72 million.

Option Agreement

The Option Agreement, which was entered into upon the Closing Date of the Boost Mobile Acquisition, provides us an exclusive option to assume certain assets and liabilities under certain circumstances for any of the cell sites and retail stores that T-Mobile decommissions during the term of the Option Agreement. T-Mobile must make a minimum of 20,000 cell sites and 400 retail stores available to us pursuant to the Final Judgment. With respect to each decommissioned site, we may choose to acquire: (a) only the lease for such site, (b) the lease and a predetermined list of equipment at the site or (c) the lease and all of the equipment at the site.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Under the Final Judgment, T-Mobile must provide a detailed schedule which identifies each cell site that is scheduled to be decommissioned within five years of the Closing Date. The Option Agreement will remain in place for five years following the Closing Date.

Agreement with the DOJ: The Stipulation and Order and the Final Judgment

Certain of the provisions of the Stipulation and Order and the Final Judgment are also reflected in the terms of the Transaction Agreements. In addition to the terms reflected in the Transaction Agreements, the Stipulation and Order and the Final Judgment provide for other rights and obligations of the Sellers and us, including the following:

●	For a period of one year after the Closing Date, if we determine that certain assets not included in the divestiture were previously used by the Prepaid Business and are reasonably necessary for the continued competitiveness of the Prepaid Business, subject to certain carve-outs, we may request that such assets be transferred to us, which the DOJ can approve or deny in its sole discretion.
●	Within one year of the Closing Date, we are required to offer nationwide postpaid retail mobile wireless service.
●	If we elect not to purchase the 800 MHz licenses pursuant to the Spectrum Purchase Agreement, we must pay $360 million (equal to 10% of the Spectrum Purchase Agreement purchase price) to the United States. However, we will not be required to make such payment if we have deployed a core network and offered 5G service to at least 20% of the U.S. population within three years of the Closing Date.
●	If we buy the 800 MHz spectrum pursuant to the Spectrum Purchase Agreement but fail to deploy all of the 800 MHz spectrum licenses for use in the provision of retail mobile wireless services by the expiration of the Final Judgment, the DOJ may require us to forfeit to the FCC any of the 800 MHz licenses for spectrum that are not being used to provide retail mobile wireless services, unless we are already providing nationwide retail wireless service.
●	We and T-Mobile were required to negotiate in good faith to reach an agreement for T-Mobile to lease some or all of our 600 MHz spectrum licenses for deployment to retail consumers by T-Mobile. On September 11, 2020, we and T-Mobile entered into an agreement to lease a portion of our 600 MHz spectrum licenses for an annual lease payment of approximately $56 million.
●	We and T-Mobile must agree to support eSIM technology on smartphones.
●	The Sellers must introduce the suppliers and distributors of the Prepaid Business to us and the Sellers may not interfere in our negotiations with such suppliers and distributors.
●	On the first day of the fiscal quarter following the entry of the Final Judgment and of each 180-day period thereafter, we are obligated to provide the DOJ with a description of our deployment efforts over the prior quarter including: (i) the number of towers and small cells deployed, (ii) the spectrum bands on which we have deployed equipment, (iii) progress in obtaining devices that operate on our spectrum frequencies, (iv) POPs coverage of our network, (v) the number of our mobile wireless subscriptions, (vi) the amount of traffic transmitted to our subscribers using our network and using T-Mobile’s network, and (vii) whether there are or have been any efforts by T-Mobile to interfere with our efforts to deploy and operate our network.
●	We cannot sell, lease or otherwise provide the right to use any of the divested assets to any national facilities-based mobile wireless provider and may not sell any of the divested assets or similar assets back to T-Mobile during the term of the Final Judgment, except that we may lease back to T-Mobile up to 4 MHz of the 800 MHz spectrum we will acquire (as discussed above).

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

●	We must comply with the June 14, 2023 AWS-4, Lower 700 MHz E Block, AWS H Block, and nationwide 5G broadband network build-out commitments made to the FCC, subject to verification by the FCC (as described below). If we fail to comply with such build-out commitments, we may be subject to civil contempt in addition to the substantial voluntary contributions and license forfeitures described below if we fail to meet these commitments (as described below).

FCC Build-Out Commitments

In a letter filed with the FCC on July 26, 2019, we voluntarily committed to deploy a nationwide 5G broadband network and meet revised timelines relating to the build-out of our AWS-4, Lower 700 MHz E Block, AWS H Block and 600 MHz spectrum assets, subject to certain penalties. Pursuant to these commitments, we requested multi-year extensions to deploy our AWS-4, Lower 700 MHz E Block, and AWS H Block spectrum, and we have committed to build-out our 600 MHz licenses on an accelerated schedule to better align with our 5G deployment. We have also committed to offer 5G broadband service to certain population coverage targets, along with minimum core network, tower and spectrum use targets, and have waived our right to deploy any technology of our choice under the FCC’s “flexible use” rules with respect to these spectrum bands. Failure to meet the various commitments would require us to pay voluntary contributions totaling up to $2.2 billion to the FCC and would subject certain licenses in the AWS-4, Lower 700 MHz E Block, and AWS H Block spectrum to forfeiture. We have also agreed not to sell our AWS-4 and 600 MHz spectrum for six years without prior DOJ and FCC approval (unless such sale is part of a change of control of DISH Network). Additionally, we have agreed not to lease a certain percentage of network capacity on our AWS-4 and 600 MHz spectrum for six years to the three largest U.S. wireless carriers (i.e., AT&T, Verizon and T-Mobile), without prior FCC approval. On November 5, 2019, the FCC released an Order that, among other things, approved the Sprint-T-Mobile merger, tolled our existing March 7, 2020 build-out deadline for our AWS-4 and Lower 700 MHz E Block Licenses, and directed the FCC’s Wireless Telecommunications Bureau to adopt our commitments after a 30 day review period (the “FCC Merger Order”).

On September 11, 2020, the FCC’s Wireless Telecommunications Bureau issued an Order adopting these commitments. Our 5G deployment obligations for each of the four spectrum bands are generally set forth below.

●	With respect to the 600 MHz licenses, we must offer 5G broadband service to at least 70% of the U.S. population and have deployed a core network no later than June 14, 2023, and offer 5G broadband service to at least 75% of the population in each Partial Economic Area (which are service areas established by the FCC) no later than June 14, 2025. Note that these commitments are earlier than the current 600 MHz Final Build-Out Requirement date of June 2029. See Note 16 for further information.
●	With respect to the AWS-4 licenses, we must offer 5G broadband service to at least 20% of the U.S. population and have deployed a core network no later than June 14, 2022, and offer 5G broadband service to at least 70% of the U.S. population no later than June 14, 2023.
●	With respect to the Lower 700 MHz E Block licenses, we must offer 5G broadband service to at least 20% of the U.S. population who are covered by such licenses and have deployed a core network no later than June 14, 2022, and offer 5G broadband service to at least 70% of the U.S. population who are covered by such licenses no later than June 14, 2023.
●	With respect to the AWS H Block licenses, we must offer 5G broadband service to at least 20% of the U.S. population and have deployed a core network no later than June 14, 2022, and offer 5G broadband service to at least 70% of the U.S. population no later than June 14, 2023.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

7.     Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of December 31,
	2020	2019

	(In thousands)
Marketable investment securities:
Current marketable investment securities:
Strategic - available-for-sale	$195	$196
Other	362,758	416,508
Total current marketable investment securities	362,953	416,704
Restricted marketable investment securities (1)	24,467	390
Total marketable investment securities	387,420	417,094

Restricted cash and cash equivalents (1)	83,902	60,677

Other investment securities:
Other investment securities	149,706	160,074
Total other investment securities	149,706	160,074

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$621,028	$637,845

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash, cash equivalents and marketable investment securities” on our Consolidated Balance Sheets.

Marketable Investment Securities

Our marketable investment securities portfolio may consist of debt and equity instruments. All equity securities are carried at fair value, with changes in fair value recognized in “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss). All debt securities are classified as available-for-sale and are recorded at fair value. We report the temporary unrealized gains and losses related to changes in market conditions of marketable debt securities as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit),” net of related deferred income tax on our Consolidated Balance Sheets. The corresponding changes in the fair value of marketable debt securities, which are determined to be company specific credit losses are recorded in “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 2 for further information.

Current Marketable Investment Securities - Strategic

Our current strategic marketable investment securities portfolio includes and may include strategic and financial debt and/or equity investments in private and public companies that are highly speculative and have experienced and continue to experience volatility. As of December 31, 2020, this portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers. The fair value of certain of the debt and equity securities in this portfolio can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of December 31, 2020 and 2019, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit and trusts.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unrealized Gains (Losses) on Marketable Investment Securities

As of December 31, 2020 and 2019, we had accumulated net unrealized gains, net of related tax effect, of less than $1 million and less than $1 million, respectively. All of these amounts are included in “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).” The components of our available-for-sale investments are summarized in the table below.

	As of December 31,
	2020				2019
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net

	(In thousands)
Debt securities (including restricted):
U.S. Treasury and agency securities	$65,992	$3	$—	$3	$10,016	$32	$—	$32
Commercial paper	298,435	—	—	—	369,397	2	—	2
Corporate securities	22,552	1	—	1	28,796	4	(1)	3
Other	441	—	—	—	8,885	58	—	58
Total	$387,420	$4	$—	$4	$417,094	$96	$(1)	$95

As of December 31, 2020, restricted and non-restricted marketable investment securities included debt securities of $387 million with contractual maturities within one year. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of December 31,
	2020				2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(In thousands)
Cash equivalents (including restricted)	$3,330,296	$363,123	$2,967,173	$—	$2,436,545	$246,876	$2,189,669	$—

Debt securities (including restricted):
U.S. Treasury and agency securities	$65,992	$65,992	$—	$—	$10,016	$10,016	$—	$—
Commercial paper	298,435	—	298,435	—	369,397	—	369,397	—
Corporate securities	22,552	—	22,552	—	28,796	—	28,796	—
Other	441	—	246	195	8,885	—	8,689	196
Total	$387,420	$65,992	$321,233	$195	$417,094	$10,016	$406,882	$196

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Derivative Instruments

We have the option to purchase certain of T-Mobile’s 800 MHz spectrum licenses from T-Mobile at a fixed price in the future as part of the Boost Mobile Acquisition.  See Note 6 for further information.  This instrument meets the definition of a derivative and was valued based upon, among other things, our estimate of the underlying asset price, the expected term, volatility and the risk free rate of return at its acquisition date fair value of $713 million. The derivative is remeasured quarterly. As of December 31, 2020, the derivative’s fair value was $691 million on our Consolidated Balance Sheets. All changes in the derivative’s fair value are recorded in “Other, net” in our Consolidated Statements of Operations and Comprehensive Income (Loss) until the option is either exercised or expires. See table below. We account for our option to purchase certain T-Mobile’s 800 MHz spectrum licenses under the Spectrum Purchase Agreement as a Level 3 derivative.

Gains and Losses on Sales and Changes in Carrying Amounts of Investments

“Other, net” within “Other Income (Expense)” included on our Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Years Ended December 31,
Other, net:	2020	2019	2018

	(In thousands)
Marketable investment securities - realized and unrealized gains (losses)	$178	$4,604	$8,165
Derivative instruments - net realized and/or unrealized gains (losses)	(22,000)	—	—
Costs related to early redemption of debt	—	(483)	(3,261)
Gain (loss) on sale of subsidiary	—	—	7,004
Equity in earnings (losses) of affiliates	410	(3,714)	(2,110)
Other	1,248	11,117	2,003
Total	$(20,164)	$11,524	$11,801

8.     Inventory

Inventory consisted of the following:

	As of December 31,
	2020	2019

	(In thousands)
Finished goods	$337,787	$255,155
Work-in-process and service repairs	25,621	34,120
Raw materials	16,941	33,623
Total inventory	$380,349	$322,898

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

9.     Property and Equipment and Intangible Assets

Property and Equipment

Property and equipment consisted of the following:

	Depreciable
	Life			As of December 31,
	(In Years)			2020	2019

				(In thousands)
Equipment leased to customers	2	-	5	$1,736,660	$1,861,668
Satellites (1)	2	-	15	1,734,024	1,855,096
Satellites acquired under finance lease agreements	10	-	15	888,940	888,940
Furniture, fixtures, equipment and other	2	-	20	2,091,271	2,010,094
Buildings and improvements	5	-	40	370,941	349,347
Land		-		17,810	17,810
Construction in progress (1)		-		126,303	278,083
Total property and equipment				6,965,949	7,261,038
Accumulated depreciation				(4,783,616)	(4,554,856)
Property and equipment, net				$2,182,333	$2,706,182

(1)	During the year ended December 31, 2020, we wrote down the T1 satellite net book value of $48 million (net of accumulated depreciation of $18 million) and the D1 satellite net book value of $55 million to their estimated fair value of zero. In addition, during the year ended December 31, 2020, we impaired $227 million for capitalized costs of equipment, labor and other assets related to the narrowband IoT deployment that would not be utilized in our 5G Network Deployment. As a result, we recorded a $330 million non-cash impairment charge in “Impairment of long-lived assets” on our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 2 for further information.

Construction in progress consisted of the following:

	As of December 31,
	2020	2019

	(In thousands)
Software	$43,555	$51,493
Wireless (1)	72,817	207,814
Other	9,931	18,776
Total construction in progress	$126,303	$278,083

(1)	During the year ended December 31, 2020, we impaired the capitalized costs of equipment, labor and other assets related to the narrowband IoT deployment that would not be utilized in our 5G Network Deployment, resulting in a $227 million non-cash impairment charge in “Impairment of long-lived assets” on our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 2 for further information.

Depreciation and amortization expense consisted of the following:

	For the Years Ended December 31,
	2020	2019	2018

	(In thousands)
Equipment leased to customers	$290,081	$371,292	$444,928
Satellites (1)	202,724	115,100	100,343
Buildings, furniture, fixtures, equipment and other	128,876	136,783	137,055
Intangible assets (2)	92,871	7,402	29,698
Total depreciation and amortization	$714,552	$630,577	$712,024

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(1)	The increase in 2020 resulted from the Master Transaction Agreement pursuant to which, on September 10, 2019, certain satellites were transferred to us. See Note 20 for further information.
(2)	The increase in 2020 resulted from the completion of the Boost Mobile Acquisition and the Ting Mobile Acquisition. See Note 6 for further information.

Cost of sales and operating expense categories included in our accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.

Satellites

Pay-TV Satellites. We currently utilize 13 satellites in geostationary orbit approximately 22,300 miles above the equator, eight of which we own and depreciate over their estimated useful life. We currently utilize certain capacity on one satellite that we lease from EchoStar, which is accounted for as an operating lease. We also lease four satellites from third parties: Ciel II, which is accounted for as an operating lease, and Anik F3, Nimiq 5 and QuetzSat-1, which are accounted for as financing leases, are each depreciated over their economic life.

As of December 31, 2020, our pay-TV satellite fleet consisted of the following:

		Degree	Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar VII (1)	February 2002	119	N/A
EchoStar X (1)	February 2006	110	N/A
EchoStar XI (1)	July 2008	110	N/A
EchoStar XIV (1)	March 2010	119	N/A
EchoStar XV	July 2010	61.5	N/A
EchoStar XVI (1)	November 2012	61.5	N/A
EchoStar XVIII	June 2016	61.5	N/A
EchoStar XXIII (1)	March 2017	67.9	N/A

Leased from EchoStar (2):
EchoStar IX	August 2003	121	Month to month

Leased from Other Third Party:
Anik F3	April 2007	118.7	April 2022
Ciel II	December 2008	129	January 2022
Nimiq 5 (1)	September 2009	72.7	September 2024
QuetzSat-1 (1)	September 2011	77	November 2021

(1)	Pursuant to the Master Transaction Agreement, on September 10, 2019 these satellites and satellite service agreements were transferred to us. See Note 20 for further information.
(2)	See Note 20 for further information on our Related Party Transactions with EchoStar.

AWS-4 Satellites. On March 2, 2012, the FCC approved the transfer of 40 MHz of wireless spectrum licenses held by DBSD North America, Inc. (“DBSD North America”) and TerreStar Networks, Inc. (“TerreStar”) to us. On March 9, 2012, we completed the acquisitions of 100% of the equity of reorganized DBSD North America and substantially all of the assets of TerreStar, pursuant to which we acquired, among other things, certain satellite assets and 40 MHz of spectrum licenses held by DBSD North America (the “DBSD Transaction”) and TerreStar (the “TerreStar Transaction”), which licenses the FCC modified in March 2013 to add AWS-4 authority (“AWS-4”). See Note 16 for further information. As a result of the DBSD Transaction and the TerreStar Transaction, we acquired three AWS-4 satellites, including two in-orbit satellites (D1 and T1) and one satellite under construction (T2). During the fourth quarter 2014, EchoStar purchased our rights to the T2 satellite for $55 million.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

		Degree	Estimated
	Launch	Orbital	Useful Life
Satellites	Date	Location	(Years)
Owned:
T1	July 2009	111.1	14.25
D1	April 2008	92.85	N/A

GAAP requires that a long-lived asset be reviewed for impairment when circumstances indicate that the carrying amount of the asset might not be recoverable.

During the first quarter 2020, in light of, among other things, certain developments related to the Sprint-T-Mobile merger, we determined that revisions to the AWS-4 build-out deadlines were probable, which we determined to be a triggering event. Accordingly, we quantitatively assessed the value of the AWS-4 satellites (T1 and D1) and wrote down the fair value of the satellites to their estimated fair value of zero, resulting in a $103 million non-cash charge recorded in “Impairment of long-lived assets” during the year ended December 31, 2020 on our Consolidated Statements of Operations and Comprehensive Income (Loss). As of December 31, 2019 and 2018, management concluded that no triggering event occurred for either year for the AWS-4 satellites.

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

In the past, certain of our owned and leased satellites have experienced anomalies, some of which have had a significant adverse impact on their remaining useful life and/or commercial operation. There can be no assurance that future anomalies will not impact the remaining useful life and/or commercial operation of any of the owned and leased satellites in our fleet. See Note 2 for further information on evaluation of impairment. There can be no assurance that we can recover critical transmission capacity in the event one or more of our owned or leased in-orbit satellites were to fail. We generally do not carry commercial launch or in-orbit insurance on any of the satellites that we own and therefore, we will bear the risk associated with any uninsured launch or in-orbit satellite failures.

Intangible Assets

As of December 31, 2020 and 2019, our identifiable intangibles subject to amortization consisted of the following:

	As of December 31,
	2020		2019
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization

	(In thousands)
Technology-based	$63,078	$(58,453)	$63,077	$(57,414)
Trademarks (1)	133,428	(40,283)	37,010	(32,619)
Contract-based (1)	41,500	(23,000)	4,500	(4,500)
Customer relationships (1)	515,576	(89,301)	23,633	(23,633)
Total	$753,582	$(211,037)	$128,220	$(118,166)

(1)	The increase in intangible assets resulted from the completion of the Boost Mobile Acquisition and the Ting Mobile Acquisition. See Note 6 for further information.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

These identifiable intangibles are included in “Intangible assets” on our Consolidated Balance Sheets. Amortization of these intangible assets is recorded on a straight-line basis over an average finite useful life primarily ranging from approximately one to 20 years. Amortization was $93 million, $7 million and $10 million for the years ended December 31, 2020, 2019 and 2018, respectively. The increase in amortization expense during 2020 primarily resulted from the Boost Mobile Acquisition and the Ting Mobile Acquisition.

Estimated future amortization of our identifiable intangible assets as of December 31, 2020 is as follows (in thousands):

For the Years Ended December 31,
2021	$157,105
2022	130,198
2023	127,809
2024	69,512
2025	11,676
Thereafter	46,245
Total	$542,545

Goodwill

Goodwill represents the excess of the consideration transferred over the estimated fair values of assets acquired and liabilities assumed as of the acquisition date and is not subject to amortization but is subject to impairment testing annually or whenever indicators of impairment arise. The non-recurring measurement of fair value of goodwill is classified as Level 3 in the fair value hierarchy. As of December 31, 2020 and 2019, our goodwill was $218 million and $126 million, respectively, which substantially all relates to our wireless segment. The increase in goodwill during 2020 resulted from the completion of the Boost Mobile Acquisition. See Note 6 for further information.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

FCC Authorizations

As of December 31, 2020 and 2019, our FCC Authorizations consisted of the following:

	As of December 31,
	2020	2019

	(In thousands)
Owned:
DBS Licenses	$677,409	$677,409
700 MHz Licenses	711,871	711,871
MVDDS Licenses	24,000	24,000
AWS-4 Licenses	1,940,000	1,940,000
H Block Licenses	1,671,506	1,671,506
600 MHz Licenses	6,211,154	6,211,154
28 GHz Licenses	2,883	2,883
24 GHz Licenses	11,772	11,772
37 GHz, 39 GHz & 47 GHz Licenses	202,533	—
Subtotal	11,453,128	11,250,595
Non-controlling Investments:
Northstar	5,618,930	5,618,930
SNR	4,271,459	4,271,459
Total AWS-3 Licenses	9,890,389	9,890,389

Capitalized Interest (1)	5,560,422	4,638,519
Total	$26,903,939	$25,779,503

(1)	See Note 2 for further information.

10.Leases

We enter into operating and finance leases for, among other things, wireless towers, satellites, office space, warehouses and distribution centers, vehicles and other equipment. Our leases have remaining lease terms from one to 16 years, some of which include renewal options, and some of which include options to terminate the leases within one year.

Our Anik F3, Nimiq 5 and QuetzSat-1 satellites are accounted for as financing leases. Substantially all of our remaining leases are accounted for as operating leases.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The components of lease expense were as follows:

	For the Years Ended December 31,
	2020	2019

	(In thousands)
Operating lease cost (1)	$71,863	$223,825

Short-term lease cost (2)	11,870	12,077

Finance lease cost:
Amortization of right-of-use assets	71,318	35,004
Interest on lease liabilities	21,007	10,800
Total finance lease cost	92,325	45,804
Total lease costs	$176,058	$281,706

(1)	Pursuant to the Master Transaction Agreement, effective September 10, 2019, approximately $495 million of previously reported operating lease assets and the related liabilities for satellites and real estate assets were transferred to us. See Note 20 for further information. These satellite and real estate assets are no longer included in “Operating lease assets,” “Other current liabilities” and “Operating lease liabilities,” but rather in “Property and equipment, net” on our Consolidated Balance Sheets. Lease expense related to these satellites and real estate assets for the year ended December 31, 2019 were $159 million.

(2)	Leases that have terms of 12 months or less.

Supplemental cash flow information related to leases was as follows:

	For the Years Ended December 31,
	2020	2019

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$72,352	$227,451
Operating cash flows from finance leases	$21,007	$10,800
Financing cash flows from finance leases	$65,979	$34,358

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$47,225	$118,381
Finance leases	$—	$187,339

Right-of-use assets and liabilities recognized at January 1, 2019 upon adoption of ASC 842		$733,584

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Supplemental balance sheet information related to leases was as follows:

	As of December 31,
	2020	2019

	(In thousands)
Operating Leases:
Operating lease assets (1)	$104,271	$144,330

Other current liabilities	$56,856	$57,910
Operating lease liabilities	63,526	84,795
Total operating lease liabilities	$120,382	$142,705

Finance Leases:
Property and equipment, gross	$889,708	$890,598
Accumulated depreciation	(754,292)	(683,271)
Property and equipment, net	$135,416	$207,327

Other current liabilities	$58,379	$61,493
Other long-term liabilities	103,795	171,706
Total finance lease liabilities	$162,174	$233,199

Weighted Average Remaining Lease Term:
Operating leases	2.8 years	3.1 years
Finance leases	3.1 years	3.8 years

Weighted Average Discount Rate:
Operating leases	4.2%	5.0%
Finance leases	10.4%	10.2%

(1)	During the year ended December 31, 2020, we impaired the operating lease assets related to the narrowband IoT deployment that would not be utilized in our 5G Network Deployment, resulting in a $27 million non-cash impairment charge in “Impairment of long-lived assets” on our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 2 for further information.

Maturities of lease liabilities as of December 31, 2020 were as follows:

	Maturities of Lease Liabilities
	Operating	Finance
For the Years Ending December 31,	Leases	Leases	Total

	(In thousands)
2021	$71,614	$70,302	$141,916
2022	35,074	48,307	83,381
2023	16,908	40,942	57,850
2024	9,850	30,707	40,557
2025	3,205	—	3,205
Thereafter	1,490	—	1,490
Total lease payments	138,141	190,258	328,399
Less: Imputed interest	(17,759)	(28,084)	(45,843)
Total	120,382	162,174	282,556
Less: Current portion	(56,856)	(58,379)	(115,235)
Long-term portion of lease obligations	$63,526	$103,795	$167,321

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

11.     Long-Term Debt and Finance Lease Obligations

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of December 31, 2020 and 2019:

	As of December 31,
	2020		2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In thousands)
5 1/8% Senior Notes due 2020 (1)	$—	$—	$1,100,000	$1,110,208
6 3/4% Senior Notes due 2021 (2)	2,000,000	2,047,260	2,000,000	2,109,420
5 7/8% Senior Notes due 2022	2,000,000	2,095,820	2,000,000	2,129,580
5% Senior Notes due 2023	1,500,000	1,566,300	1,500,000	1,543,770
5 7/8% Senior Notes due 2024	2,000,000	2,099,580	2,000,000	2,049,080
2 3/8% Convertible Notes due 2024	1,000,000	949,350	1,000,000	918,720
0% Convertible Notes due 2025	2,000,000	2,010,000	—	—
7 3/4% Senior Notes due 2026	2,000,000	2,236,520	2,000,000	2,128,900
3 3/8% Convertible Notes due 2026	3,000,000	2,886,330	3,000,000	2,907,870
7 3/8% Senior Notes due 2028	1,000,000	1,070,130	—	—
Other notes payable	137,809	137,809	70,946	70,946
Subtotal	16,637,809	$17,099,099	14,670,946	$14,968,494
Unamortized debt discount on the Convertible Notes	(1,061,203)		(735,811)
Unamortized deferred financing costs and other debt discounts, net	(36,752)		(28,739)
Finance lease obligations (3)	162,174		233,199
Total long-term debt and finance lease obligations (including current portion)	$15,702,028		$14,139,595

(1)	On May 1, 2020, we redeemed the principal balance of our 5 1/8% Senior Notes due 2020.
(2)	Our 6 3/4% Senior Notes due 2021 mature on June 1, 2021 and have been reclassified to “Current portion of long-term debt and finance lease obligations” on our Consolidated Balance Sheets as of December 31, 2020.
(3)	Disclosure regarding fair value of finance leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

Our Senior Notes are:

●	general unsecured senior obligations of DISH DBS Corporation (“DISH DBS”);
●	ranked equally in right of payment with all of DISH DBS’ and the guarantors’ existing and future unsecured senior debt; and
●	ranked effectively junior to our and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.

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

Subject to the terms of the related indenture, the Convertible Notes due 2024 may be converted at an initial conversion rate of 12.1630 shares of our Class A common stock per $1,000 principal amount of Convertible Notes due 2024 (equivalent to an initial conversion price of approximately $82.22 per share of our Class A common stock) (the “Initial Conversion Rate”), at any time on or after October 15, 2023 through the second scheduled trading day preceding the maturity date. Holders of the Convertible Notes due 2024 will also have the right to convert the Convertible Notes due 2024 at the Initial Conversion Rate prior to October 15, 2023, but only upon the occurrence of specified events described in the related indenture. The conversion rate is subject to anti-dilution adjustments if certain events occur. Upon any conversion, we will settle our conversion obligation in cash, shares of our Class A common stock or a combination of cash and shares of our Class A common stock, at our election.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In accordance with accounting guidance on cash conversion features, we valued and allocated the residual proceeds to the conversion option associated with the Convertible Notes due 2024 (the “equity component”) from the host debt instrument. The $252 million initial value of the equity component on the Convertible Notes due 2024 was recorded in “Additional paid-in capital” within “Stockholders’ equity (deficit)” on our Consolidated Balance Sheets with the offset being recorded as the debt discount. The resulting debt discount on the Convertible Notes due 2024 is being amortized to interest expense at an effective interest rate of 7% over the seven-year term of the Convertible Notes due 2024. This interest expense was recorded in “Interest expense, net of amounts capitalized” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 2 for further information.

0% Convertible Notes due 2025

On December 21, 2020, we issued $2.0 billion aggregate principal amount of the Convertible Notes due December 15, 2025 in a private placement. These notes will not bear interest, and the principal amount of the Notes will not accrete.

The Convertible Notes due 2025 are:

●	our general unsecured obligations;
●	ranked senior in right of payment to any future indebtedness that is expressly subordinated in right of payment to the Convertible Notes due 2025;
●	ranked equally in right of payment with all of our existing and future unsecured senior indebtedness;
●	ranked effectively junior to any of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness;
●	ranked structurally junior to all indebtedness and other liabilities of our subsidiaries; and
●	not guaranteed by our subsidiaries.

We may not redeem the Convertible Notes due 2025 prior to the maturity date. If a “fundamental change” (as defined in the related indenture) occurs prior to the maturity date of the Convertible Notes due 2025, holders may require us to repurchase for cash all or part of their Convertible Notes due 2025 at a repurchase price equal to 100% of the principal amount of such Convertible Notes due 2025, plus accrued and unpaid interest to, but not including, the fundamental change repurchase date.

The indenture related to the Convertible Notes due 2025 does not contain any financial covenants and does not restrict us from paying dividends, issuing or repurchasing our other securities, issuing new debt (including secured debt) or repaying or repurchasing our debt.

Subject to the terms of the related indenture, the Convertible Notes due 2025 may be converted at an initial conversion rate of 24.4123 shares of our Class A common stock per $1,000 principal amount of the Convertible Notes due 2025 (equivalent to an initial conversion price of approximately $40.96 per share of our Class A common stock) (the “Initial Conversion Rate”), at any time on or after July 15, 2025 through the second scheduled trading day preceding the maturity date. Holders of the Convertible Notes due 2025 will also have the right to convert the Convertible Notes due 2025 at the Initial Conversion Rate prior to July 15, 2025, but only upon the occurrence of specified events described in the related indenture. The conversion rate is subject to anti-dilution adjustments if certain events occur. Upon any conversion, we will settle our conversion obligation in cash, shares of our Class A common stock or a combination of cash and shares of our Class A common stock, at our election.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In accordance with accounting guidance on cash conversion features, we valued and allocated the residual proceeds to the conversion option associated with the Convertible Notes due 2025 (the “equity component”) from the host debt instrument. The $433 million initial value of the equity component on the Convertible Notes due 2025 was recorded in “Additional paid-in capital” within “Stockholders’ equity (deficit)” on our Consolidated Balance Sheets with the offset being recorded as the debt discount. The resulting debt discount on the Convertible Notes due 2025 is being amortized to interest expense at an effective interest rate of 5% over the five-year term of the Convertible Notes due 2025. This interest expense was recorded in “Interest expense, net of amounts capitalized” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 2 for further information.

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

Subject to the terms of the related indenture, the Convertible Notes due 2026 may be converted at an initial conversion rate of 15.3429 shares of our Class A common stock per $1,000 principal amount of Convertible Notes due 2026 (equivalent to an initial conversion price of approximately $65.18 per share of our Class A common stock) (the “Initial Conversion Rate”), at any time on or after March 15, 2026 through the second scheduled trading day preceding the maturity date. Holders of the Convertible Notes due 2026 will also have the right to convert the Convertible Notes due 2026 at the Initial Conversion Rate prior to March 15, 2026, but only upon the occurrence of specified events described in the related indenture. The conversion rate is subject to anti-dilution adjustments if certain events occur. Upon any conversion, we will settle our conversion obligation in cash, shares of our Class A common stock or a combination of cash and shares of our Class A common stock, at our election.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In accordance with accounting guidance on cash conversion features, we valued and allocated the residual proceeds to the conversion option associated with the Convertible Notes due 2026 (the “equity component”) from the host debt instrument. The $774 million initial value of the equity component on the Convertible Notes due 2026 was recorded in “Additional paid-in capital” within “Stockholders’ equity (deficit)” on our Consolidated Balance Sheets with the offset being recorded as the debt discount. The resulting debt discount on the Convertible Notes due 2026 is being amortized to interest expense at an effective interest rate of 7% over the ten-year term of the Convertible Notes due 2026. This interest expense was recorded in “Interest expense, net of amounts capitalized” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 2 for further information.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Interest on Long-Term Debt

		Annual
	Semi-Annual	Debt Service
	Payment Dates	Requirements
		(In thousands)
6 3/4% Senior Notes due 2021 (1)	June 1 and December 1	$135,000
5 7/8% Senior Notes due 2022	January 15 and July 15	$117,500
5% Senior Notes due 2023	March 15 and September 15	$75,000
5 7/8 % Senior Notes due 2024	May 15 and November 15	$117,500
2 3/8% Convertible Notes due 2024	March 15 and September 15	$23,750
7 3/4 % Senior Notes due 2026	January 1 and July 1	$155,000
3 3/8 % Convertible Notes due 2026	February 15 and August 15	$101,250
7 3/8% Senior Notes due 2028	January 1 and July 1	$73,750

(1)	Our 6 3/4% Senior Notes due 2021 mature on June 1, 2021 and have been reclassified to “Current portion of long-term debt and finance lease obligations” on our Consolidated Balance Sheets as of December 31, 2020.

Materially all of our interest expense is being capitalized, including the interest expense associated with the amortization of the debt discounts on our Convertible Notes. See Note 2 for further information.

Our ability to meet our debt service requirements will depend on, among other factors, the successful execution of our business strategy, which is subject to uncertainties and contingencies beyond our control.

Other Long-Term Debt and Finance Lease Obligations

Other long-term debt and finance lease obligations consisted of the following:

	As of December 31,
	2020	2019

	(In thousands)
Satellites and other finance lease obligations	$162,174	$233,199
Notes payable related to satellite vendor financing and other debt payable in installments through 2032 with interest rates ranging from approximately 4.0% to 8.8%	137,809	70,946
Total	299,983	304,145
Less: current portion	(85,620)	(71,366)
Other long-term debt and finance lease obligations, net of current portion	$214,363	$232,779

Finance Lease Obligations

Anik F3. Anik F3, an FSS satellite, was launched and commenced commercial operation in April 2007. This satellite is accounted for as a finance lease and depreciated over the term of the satellite service agreement. We lease 100% of the Ku-band capacity on Anik F3 for a period of 15 years, which expires in April 2022.

Nimiq 5. On May 19, 2019, we entered into a Master Transaction Agreement pursuant to which, on September 10, 2019, the satellite service agreement for Nimiq 5 was transferred to us. Nimiq 5 was launched in September 2009 and commenced commercial operation at the 72.7 degree west longitude orbital location during October 2009. This satellite is accounted for as a finance lease and depreciated over the term of the satellite service agreement. We lease 100% of the capacity on Nimiq 5, and this lease expires in September 2024. See Note 20 for further information.

QuetzSat-1. On May 19, 2019, we entered into a Master Transaction Agreement pursuant to which, on September 10, 2019, the satellite service agreement for QuetzSat-1 was transferred to us. QuetzSat-1 was launched on September 29, 2011 and in January 2013, QuetzSat-1 was moved to the 77 degree orbital location and commenced commercial operations at that location in February 2013. This satellite is accounted for as a finance lease and depreciated over the term of the satellite service agreement. We lease 100% of the capacity on QuetzSat-1, and this lease expires in November 2021. See Note 20 for further information.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Ciel II. Ciel II, a Canadian DBS satellite, was launched in December 2008 and commenced commercial operation in February 2009. This satellite was previously accounted for as a finance lease and depreciated over the term of the satellite service agreement, however, as a result of an amendment, which was effective during the first quarter 2019, Ciel II is now accounted for as an operating lease. We lease 100% of the capacity on Ciel II. The initial 10 year term expired in January 2019 and as a result of an amendment, we renewed this lease through January 2022.

The summary of future maturities of our outstanding long-term debt as of December 31, 2020 is included in the commitments table in Note 16.

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

As of December 31, 2020, we had $2 million net operating loss carryforwards (“NOLs”) for federal income tax purposes and $127 million of NOL carryforwards for state income tax purposes, which are partially offset by a valuation allowance. In addition, there are $71 million of tax benefits related to credit carryforwards which are partially offset by a valuation allowance. Portions of the state NOL and credit carryforwards expired in 2020.

The components of the (benefit from) provision for income taxes were as follows:

	For the Years Ended December 31,
	2020	2019	2018

	(In thousands)
Current (benefit) provision:
Federal	$(230,935)	$173,326	$44,451
State	22,566	43,579	29,918
Foreign	7,471	6,203	4,616
Total current (benefit) provision	(200,898)	223,108	78,985

Deferred (benefit) provision:
Federal	610,528	204,403	383,096
State	243,216	21,732	64,000
Increase (decrease) in valuation allowance	45,429	2,115	7,603
Total deferred (benefit) provision	899,173	228,250	454,699
Total (benefit) provision	$698,275	$451,358	$533,684

Our $2.572 billion of “Income (loss) before income taxes” on our Consolidated Statements of Operations and Comprehensive Income (Loss) included income of $18 million related to our foreign operations.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal tax rate:

	For the Years Ended December 31,
	2020	2019	2018

	% of pre-tax income/(loss)
Statutory rate	21.0	21.0	21.0
State income taxes, net of federal benefit	4.6	3.2	4.6
State apportionment changes	5.4	—	—
Cares Act NOL Carryback	(2.3)	—	—
Other, net	(1.6)	(1.0)	(1.2)
Total (benefit) provision for income taxes	27.1	23.2	24.4

Deferred taxes arise because of the differences in the book and tax bases of certain assets and liabilities. Significant components of deferred tax assets and liabilities were as follows:

	As of December 31,
	2020	2019

	(In thousands)
Deferred tax assets:
NOL, interest, credit and other carryforwards	$128,968	$368,545
Accrued and prepaid expenses	—	8,488
Stock-based compensation	17,962	19,821
Unrealized (gains) losses on available for sale and other investments	9,862	4,137
Deferred revenue	26,977	17,238
Total deferred tax assets	183,769	418,229
Valuation allowance	(73,788)	(28,359)
Deferred tax asset after valuation allowance	109,981	389,870

Deferred tax liabilities:
Depreciation	(467,922)	(583,374)
Accrued and prepaid expenses	(72,314)	—
FCC authorizations and other intangible amortization	(2,542,887)	(2,040,885)
Bases difference in partnerships and cost method investments (1)	(744,911)	(573,548)
Discount on convertible notes and convertible note hedge transaction, net	(151,517)	(62,718)
Total deferred tax liabilities	(3,979,551)	(3,260,525)
Net deferred tax asset (liability)	$(3,869,570)	$(2,870,655)

(1)	Included in this line item are deferred taxes related to, among other things, our non-controlling investments in Northstar Spectrum and SNR HoldCo, including deferred taxes created by the tax amortization of the Northstar Licenses and SNR Licenses.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

A reconciliation of the beginning and ending amount of unrecognized tax benefits included in “Long-term deferred revenue and other long-term liabilities” on our Consolidated Balance Sheets was as follows:

	For the Years Ended December 31,
Unrecognized tax benefit	2020	2019	2018

	(In thousands)
Balance as of beginning of period	$674,207	$385,394	$393,916
Additions based on tax positions related to the current year	233	244,257	10,350
Additions based on tax positions related to prior years	1,999	61,909	1,670
Reductions based on tax positions related to prior years	(296,265)	(13,028)	(6,291)
Reductions based on tax positions related to settlements with taxing authorities	(831)	(2,362)	(8,328)
Reductions based on tax positions related to the lapse of the statute of limitations	(876)	(1,963)	(5,923)
Balance as of end of period	$378,467	$674,207	$385,394

We have $351 million in unrecognized tax benefits that, if recognized, could favorably affect our effective tax rate. We do not expect any material portion of this amount to be paid or settled within the next twelve months. During the year ended December 31, 2019, we recorded $274 million of additional uncertain tax benefits related to a tax position for certain provisions of the Tax Reform Act. As of December 31, 2020, these amounts were reversed as new Federal Tax Regulations released in 2020 resolved these uncertainties. The position relates to a timing difference and resolution with respect to the position did not impact our effective tax rate. Accrued interest and penalties on uncertain tax positions are recorded as a component of “Interest expense, net of amounts capitalized” and “Other, net,” respectively, on our Consolidated Statements of Operations and Comprehensive Income (Loss). During the years ended December 31, 2020, 2019 and 2018, we recorded $13 million, $22 million and $13 million in net interest and penalty expense to earnings, respectively. Accrued interest and penalties were $88 million and $75 million at December 31, 2020 and 2019, respectively. The above table excludes these amounts.

13.    Stockholders’ Equity (Deficit)

Capital Stock and Additional Paid-In Capital

Our certificate of incorporation authorizes the following capital stock: (i) 1,600,000,000 shares of Class A common stock, par value $0.01 per share; (ii) 800,000,000 shares of Class B common stock, par value $0.01 per share; (iii) 800,000,000 shares of Class C common stock, par value $0.01 per share; and (iv) 20,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2020 and 2019, there were no outstanding shares of Class C common stock or preferred stock.

The Class A, Class B and Class C common stock are equivalent except for voting rights. Holders of Class A and Class C common stock are entitled to one vote per share and holders of Class B common stock are entitled to 10 votes per share. Each share of Class B and Class C common stock is convertible, at the option of the holder, into one share of Class A common stock. Our Class A common stock is publicly traded on the Nasdaq Global Select Market under the symbol “DISH.” Upon a change in control of DISH Network, each holder of outstanding shares of Class C common stock is entitled to 10 votes for each share of Class C common stock held. Our principal stockholder and certain entities established by him for the benefit of his family beneficially own all outstanding Class B common stock. Together with all other stockholders, he also owns outstanding Class A common stock.

Common Stock Repurchase Program

Our Board of Directors previously authorized stock repurchases of up to $1.0 billion of our outstanding Class A common stock. On October 30, 2020, our Board of Directors extended this authorization such that we are currently authorized to repurchase up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2021. As of December 31, 2020, we may repurchase up to $1.0 billion under this program. During the years ended December 31, 2020, 2019 and 2018, there were no repurchases of our Class A common stock.

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

Upon completion of the rights offering on December 13, 2019, we raised approximately $1.0 billion and issued 29,834,992 shares of DISH Network’s Class A common stock.

14.    Employee Benefit Plans

Employee Stock Purchase Plan

Our employees may participate in the DISH Network employee stock purchase plan (the “ESPP”), in which we are authorized to issue up to 6.8 million shares of Class A common stock. At December 31, 2020, we had 2.4 million shares of Class A common stock which remain available for issuance under the ESPP. Substantially all full-time employees who have been employed by us for at least one calendar quarter are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase our capital stock under all of our stock purchase plans at a rate which would exceed $25,000 in fair value of capital stock in any one year. The purchase price of the stock is 85% of the closing price of the Class A common stock on the last business day of each calendar quarter in which such shares of Class A common stock are deemed sold to an employee under the ESPP. During the years ended December 31, 2020, 2019 and 2018, employee purchases of Class A common stock through the ESPP totaled approximately 0.8 million, 0.6 million and 0.6 million shares, respectively.

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

The following table summarizes the expense associated with our matching contributions and discretionary contributions:

	For the Years Ended December 31,
Expense Recognized Related to the 401(k) Plan	2020	2019	2018

	(In thousands)
Matching contributions, net of forfeitures	$11,549	$11,181	$10,300
Discretionary stock contributions, net of forfeitures	$29,784	$28,774	$27,048

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

15.    Stock-Based Compensation

Stock Incentive Plans

We maintain stock incentive plans to attract and retain officers, directors and key employees. Stock awards under these plans include both performance and non-performance based stock incentives. As of December 31, 2020, we had outstanding under these plans stock options to acquire 27.2 million shares of our Class A common stock and 1.9 million restricted stock units and awards. Stock options granted on or prior to December 31, 2020 were granted with exercise prices equal to or greater than the market value of our Class A common stock at the date of grant and with a maximum term of approximately ten years. While historically we have issued stock awards subject to vesting, typically at the rate of 20% per year, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain company-specific subscriber, operational and/or financial goals. In addition, the Ergen 2020 Performance Award is subject to the achievement of specified stock price targets. As of December 31, 2020, we had 63.6 million shares of our Class A common stock available for future grant under our stock incentive plans.

Exercise prices for stock options outstanding and exercisable as of December 31, 2020 were as follows:

			As of December 31, 2020
			Options Outstanding			Options Exercisable
			Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$10.01	-	$20.00	244,500	8.30	$18.70	8,336	7.75	$18.70
$20.01	-	$30.00	13,563,775	9.63	$27.68	694,722	1.60	$27.17
$30.01	-	$40.00	8,911,281	7.44	$35.49	2,930,928	7.14	$35.49
$40.01	-	$50.00	1,436,028	6.55	$47.48	659,500	6.30	$47.30
$50.01	-	$60.00	2,034,878	5.49	$57.53	488,752	4.73	$56.88
$60.01	-	$70.00	1,058,200	5.41	$64.24	411,000	5.07	$65.18
$10.01	-	$70.00	27,248,662	8.27	$34.85	5,193,238	5.90	$40.21

Stock Award Activity

Our stock option activity was as follows:

	For the Years Ended December 31,
	2020		2019		2018
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period	13,715,612	$41.71	14,202,039	$42.08	8,847,734	$43.90
Granted (1)	15,410,500	$28.71	1,538,250	$33.44	7,494,012	$38.41
Exercised	(714,595)	$17.44	(714,061)	$27.46	(267,905)	$16.43
Forfeited and cancelled	(1,162,855)	$45.17	(1,310,616)	$43.72	(1,871,802)	$39.67
Total options outstanding, end of period	27,248,662	$34.85	13,715,612	$41.71	14,202,039	$42.08
Performance/market based options outstanding, end of period (2)	17,403,339	$32.59	7,965,501	$40.10	8,969,886	$40.34
Exercisable at end of period	5,193,238	$40.21	2,507,834	$44.93	1,781,153	$41.41

(1)	Includes the Ergen 2020 Performance Award of 12,500,000 options granted on November 6, 2020.
(2)	These stock options are included in the caption “Total options outstanding, end of period.” See discussion of the 2013 LTIP, 2017 LTIP, 2019 LTIP, Ergen 2020 Performance Award and Other Employee Performance Awards below.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We realized tax benefits from stock awards exercised as follows:

	For the Years Ended December 31,
	2020	2019	2018

	(In thousands)
Tax benefit from stock awards exercised	$7,576	$1,239	$1,664

Based on the closing market price of our Class A common stock on December 31, 2020, the aggregate intrinsic value of our stock options was as follows:

	As of December 31, 2020
	Options Outstanding	Options Exercisable

	(In thousands)
Aggregate intrinsic value	$66,497	$3,719

Our restricted stock unit and award activity was as follows:

	For the Years Ended December 31,
	2020		2019		2018
	Restricted Stock Units/Awards	Weighted- Average Grant Date Fair Value	Restricted Stock Units/Awards	Weighted- Average Grant Date Fair Value	Restricted Stock Units/Awards	Weighted- Average Grant Date Fair Value
Total restricted stock units/awards outstanding, beginning of period	1,504,370	$50.81	1,760,225	$52.15	2,484,720	$51.16
Granted	1,696,000	$33.07	—	$—	—	$—
Vested (1)	(916,315)	$53.82	(11,175)	$63.49	(11,935)	$63.49
Forfeited and cancelled	(420,945)	$42.56	(244,680)	$59.82	(712,560)	$48.51
Total restricted stock units/awards outstanding, end of period	1,863,110	$35.04	1,504,370	$50.81	1,760,225	$52.15
Restricted Performance Units/Awards outstanding, end of period (2)	1,755,125	$34.89	1,483,800	$50.64	1,726,250	$51.92

(1)	This change resulted from certain Other Employee Performance Awards that vested during the third quarter 2020.
(2)	These stock units/awards are included in the caption “Total restricted stock units/awards outstanding, end of period.” See discussion of the 2013 LTIP and Other Employee Performance Awards below.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

During the years ended December 31, 2015, 2014 and 2013, we determined that 30%, 10% and 20%, respectively, of the 2013 LTIP performance conditions were probable of achievement. During the years ended December 31, 2018, 2017 and 2016, no additional 2013 LTIP performance conditions were deemed probable of achievement. During 2018, management determined the 2013 LTIP performance conditions were neither probable nor improbable of achievement. As a result, we are no longer recording non-cash, stock-based compensation expense for the 2013 LTIP. We recorded non-cash, stock-based compensation expense for the years ended December 31, 2020, 2019 and 2018, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.” As of December 31, 2018, approximately 20% of the 2013 LTIP awards had vested.

2017 LTIP. On December 2, 2016, we adopted a long-term, performance-based stock incentive plan (the “2017 LTIP”). The 2017 LTIP provided stock options, which were subject to vesting based on company-specific subscriber and financial performance conditions. Awards were initially granted under the 2017 LTIP as of January 1, 2017. Exercise of the stock awards was contingent on achieving these performance conditions by December 31, 2020, however, none of the performance conditions were achieved.

During both the years ended December 31, 2018 and 2017, we determined that 75% of the 2017 LTIP performance conditions were probable of achievement. During 2019, management determined the 2017 LTIP performance conditions were not probable of achievement and as a result, we reversed $13 million of non-cash, stock-based compensation expense. In 2020, no non-cash, stock-based compensation expense was recognized for the 2017 LTIP. We recorded non-cash, stock-based compensation expense for the years ended December 31, 2020, 2019 and 2018, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

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

During the years ended December 31, 2020, 2019 and 2018, we determined that 95%, 90% and 82%, respectively, of the 2019 LTIP performance conditions were probable of achievement. As a result, non-cash, stock-based compensation expense was recorded for the years ended December 31, 2020, 2019 and 2018, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.” As of December 31, 2020, approximately 58% of the 2019 LTIP awards had vested.

Ergen 2020 Performance Award. On November 4, 2020, our Executive Compensation Committee of the Board of Directors approved an award to Charles W. Ergen, our Chairman, of long-term performance-based options (the “Ergen 2020 Performance Award”) to purchase up to 12,500,000 shares of DISH Network’s Class A common stock.  The award is subject to the achievement of specified stock price targets during the approximate ten-year period following the date of grant.  The award was granted on November 6, 2020 and will expire on February 6, 2031.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Although no awards will vest until the market conditions are satisfied, as of December 31, 2020, we are recording non-cash, stock-based compensation expense for each vesting tranche based on the estimated achievement date of the specified stock price target.  The valuation and probability of achievement for each tranche is determined using a Monte Carlo simulation.  The same Monte Carlo simulation is used as the basis for determining the expected achievement date.  As the probability of achievement is factored in as part of the Monte Carlo simulation, the expense for these tranches will be recognized concurrently over each tranche’s estimated achievement date even if some or all of the options never vest.  If the related milestone for a tranche is achieved earlier than is expected, all unamortized expense for such tranche will be recognized immediately.

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

Although no awards vest until the performance conditions are attained, we determined that certain performance conditions described above were probable of achievement and, as a result, recorded non-cash, stock-based compensation expense for the years ended December 31, 2020, 2019 and 2018, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

The non-cash, stock-based compensation expense associated with these awards was as follows:

	For the Years Ended December 31,
Non-Cash, Stock-Based Compensation Expense Recognized (1)	2020	2019	2018

	(In thousands)
2019 LTIP	$13,088	$15,300	$3,534
2017 LTIP	-	(13,974)	3,334
2013 LTIP	(819)	(1,313)	(2,471)
Ergen 2020 Performance Award	5,029	—	—
Other employee performance awards	29,181	(569)	17,945
Total non-cash, stock-based compensation expense recognized for performance based awards	$46,479	$(556)	$22,342

(1)	“Non-Cash, Stock-Based Compensation Expense Recognized” includes forfeitures.

Estimated Remaining Non-Cash, Stock-Based Compensation Expense	2019 LTIP	2017 LTIP	2013 LTIP	Ergen 2020 Performance Award	Other Employee Performance Awards

	(In thousands)
Expense estimated to be recognized during 2021	$3,566	$—	$—	$28,113	$15,939
Estimated contingent expense subsequent to 2021	6,611	—	29,176	58,745	20,246
Total estimated remaining expense over the term of the plan	$10,177	$—	$29,176	$86,858	$36,185

Given the competitive nature of our business, small variations in subscriber churn, gross new subscriber activation rates and certain other factors can significantly impact subscriber growth. Consequently, while it was determined that achievement of certain other company-specific subscriber, operational and/or financial performance conditions were not probable as of December 31, 2020, that assessment could change in the future.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Of the 27.2 million stock options and 1.9 million restricted stock units and awards outstanding under our stock incentive plans as of December 31, 2020, the following awards were outstanding pursuant to our performance-based stock incentive plans:

	As of December 31, 2020
Performance Based Stock Options	Number of Awards	Weighted- Average Grant Price
2019 LTIP	1,996,268	$34.75
2017 LTIP	2,034,571	$56.89
2013 LTIP	872,500	$40.82
Ergen 2020 Performance Award	12,500,000	$27.71
Total	17,403,339	$32.59

Restricted Performance Units/Awards
2013 LTIP	436,250
Other employee performance awards	1,318,875
Total	1,755,125

Stock-Based Compensation

Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the years ended December 31, 2020, 2019 and 2018 and was allocated to the same expense categories as the base compensation for such employees:

	For the Years Ended December 31,
	2020	2019	2018

	(In thousands)
Cost of services	$7,419	$883	$1,412
Selling, general and administrative	57,535	13,379	34,849
Total non-cash, stock-based compensation	$64,954	$14,262	$36,261

As of December 31, 2020, our total unrecognized compensation cost related to our non-performance based unvested stock awards was $44 million and will be recognized over a weighted-average period of approximately 3.6 years. Share-based compensation expense is recognized based on stock awards ultimately expected to vest.

Valuation

The fair value of each stock option granted (excluding the Ergen 2020 Performance Award) for the years ended December 31, 2020, 2019 and 2018 was estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

	For the Years Ended December 31,
Stock Options	2020			2019			2018
Risk-free interest rate	0.17%	-	1.72%	1.51%	-	2.53%	2.09%	-	2.98%
Volatility factor	28.91%	-	48.08%	28.86%	-	32.08%	23.33%	-	30.22%
Expected term of options in years	3.3	-	5.5	4.3	-	5.5	2.8	-	5.5
Fair value of options granted	$5.50	-	$12.10	$7.58	-	$12.45	$7.10	-	$12.53

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

highly subjective assumptions. Changes in these subjective input assumptions can materially affect the fair value estimate.

We will continue to evaluate the assumptions used to derive the estimated fair value of our stock options as new events or changes in circumstances become known.

16.    Commitments and Contingencies

Commitments

As of December 31, 2020, future maturities of our long-term debt, finance lease and contractual obligations are summarized as follows:

	Payments due by period
	Total	2021	2022	2023	2024	2025	Thereafter

	(In thousands)
Long-term debt obligations	$16,637,809	$2,027,604	$2,027,112	$1,528,030	$3,027,186	$2,007,641	$6,020,236
Interest expense on long-term debt	3,178,253	733,927	$666,192	$510,411	$460,223	$330,000	$477,500
Finance lease obligations (1)	162,174	58,379	38,993	35,478	29,324	—	—
Interest expense on finance lease obligations (1)	28,084	11,923	9,314	5,464	1,383	—	—
Other long-term obligations (2)	4,349,902	350,154	99,048	136,544	173,146	196,000	3,395,010
Operating lease obligations (1)	138,141	71,614	35,074	16,908	9,850	3,205	1,490
Purchase obligations	1,933,440	1,897,777	26,947	8,716	—	—	—
Total	$26,427,803	$5,151,378	$2,902,680	$2,241,551	$3,701,112	$2,536,846	$9,894,236

(1)	See Note 10 for further information on leases and the adoption of ASC 842.
(2)	Represents minimum payments related to tower obligations, certain 5G Network Deployment commitments and satellite related and other obligations.

In certain circumstances the dates on which we are obligated to make these payments could be delayed.

The table above does not include $378 million of liabilities associated with unrecognized tax benefits that were accrued, as discussed in Note 12 and are included on our Consolidated Balance Sheets as of December 31, 2020. We do not expect any portion of this amount to be paid or settled within the next twelve months.

The table above does not include all potential expenses we expect to incur for our 5G Network Deployment. We currently expect expenditures for our 5G Network Deployment to be approximately $10 billion, excluding capitalized interest, of which approximately $340 million is included in the table above in “Other long-term obligations.” For further discussion see below.

During the first quarter 2021, we entered into an agreement to pay approximately $50 million to acquire certain assets and liabilities that are intended to be used in our wireless business.  The closing is subject to certain customary closing conditions. This amount is not included in the table above.

Wireless – 5G Network Deployment

We have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets and made over $10 billion in non-controlling investments in certain entities, for a total of over $21 billion. The $21 billion of investments related to wireless spectrum licenses does not include $6 billion of capitalized interest related to the carrying value of such licenses.  See Note 2 for further information on capitalized interest.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

3550-3650 MHz. The auction for the Priority Access Licenses for the 3550-3650 MHz band (“Auction 105”) began on July 23, 2020 and ended on August 25, 2020. On September 2, 2020, the FCC announced that Wetterhorn Wireless L.L.C. (“Wetterhorn”), a wholly-owned subsidiary of DISH Network, was the winning bidder of 5,492 Priority Access Licenses in the 3550-3650 MHz band, with Wetterhorn’s aggregate winning bids totaling approximately $913 million. During the second and third quarters 2020, we paid $83 million and $100 million, respectively, to the FCC for our winning bids. On October 1, 2020, we paid the remaining balance of our winning bids of approximately $730 million. These amounts are included in “Other current assets” on our Consolidated Balance Sheets as of December 31, 2020. The FCC has not yet issued the licenses to Wetterhorn.

Wireless Spectrum Licenses

These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements that are summarized in the table below:

	As of
	December 31, 2020	Build-Out Deadlines
	Carrying			Expiration
	Amount	Interim	Final	Date
	(In thousands)
Owned:
DBS Licenses (1)	$677,409
700 MHz Licenses	711,871	June 14, 2022 (2)	June 14, 2023 (4)	June 2023
AWS-4 Licenses	1,940,000	June 14, 2022 (2)	June 14, 2023 (4)	June 2023
H Block Licenses	1,671,506	June 14, 2022 (2)	June 14, 2023 (5)	June 2023
600 MHz Licenses	6,211,154		June 14, 2025 (6)	June 2029
MVDDS Licenses (1)	24,000			August 2024
LMDS Licenses (1)	—			September 2028
28 GHz Licenses	2,883		October 2, 2029 (7)	October 2029
24 GHz Licenses	11,772		December 11, 2029 (7)	December 2029
37 GHz, 39 GHz and 47 GHz Licenses	202,533		June 4, 2030 (7)	June 2030
Subtotal	11,453,128
Non-controlling Investments:
Northstar	5,618,930	October 2021 (3)	October 2027 (8)	October 2027 (8)
SNR	4,271,459	October 2021 (3)	October 2027 (8)	October 2027 (8)
Total AWS-3 Licenses	9,890,389

Capitalized Interest (9)	5,560,422
Total	$26,903,939

(1)	The build-out deadlines for these licenses have been met.
(2)	For these licenses, we must offer 5G broadband service to at least 20% of the United States population and have developed a core network by this date.
(3)	For these licenses, Northstar Wireless and SNR Wireless must provide reliable signal coverage and offer service to at least 40% of the population of each license area by this date.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(4)	For these licenses, we must offer 5G broadband service to 70% of the United States population by this date; provided, however, if by June 14, 2023, we are offering 5G broadband service with respect to these licenses to at least 50% of the population of the United States, the final deadline shall be further extended automatically to June 14, 2025, for us to construct and offer 5G broadband service to at least 70% of the population in each Economic Area (which is a service area established by the FCC) with respect to these licenses.
(5)	For these licenses, we must offer 5G broadband service to at least 70% of the United States population by this date; provided, however, that if by June 14, 2023, we are offering 5G Broadband Service with respect to these licenses to at least 50% of the population of the United States, the final deadline shall be further extended automatically to June 14, 2025, for us to construct and offer 5G broadband service to at least 75% of the population in each Economic Area with respect to these licenses.
(6)	For these licenses, we must offer 5G broadband service to at least 75% of the population in each Partial Economic Area (which are service areas established by the FCC) by this date.
(7)	There are a variety of build-out options and associated build-out metrics associated with these licenses.
(8)	For these licenses, Northstar Wireless and SNR Wireless must provide reliable signal coverage and offer service to at least 75% of the population of each license area by this date. If the AWS-3 interim build-out requirement is not met, the AWS-3 expiration date and the AWS-3 final build-out requirement may be accelerated by two years (from October 2027 to October 2025) for each AWS-3 License area in which Northstar Wireless and SNR Wireless do not meet the requirement.
(9)	See Note 2 for further information.

Commercialization of Our Wireless Spectrum Licenses and Related Assets. We plan to commercialize our wireless spectrum licenses through our 5G Network Deployment. To that end, we have undertaken several key steps including identifying markets to build out, making executive and management hires and entering into agreements with key vendors. For example, on November 16, 2020, we announced a long-term agreement with Crown Castle pursuant to which Crown Castle will lease us space on up to 20,000 communication towers.  As part of the agreement, we will also receive certain fiber transport services and have the option to utilize Crown Castle for pre-construction services.  During December 2020, we completed a successful field validation, utilizing our fully-virtualized standalone 5G core network and the industry’s first O-RAN compliant radio. We currently expect expenditures for our 5G Network Deployment to be approximately $10 billion, excluding capitalized interest.

Prior to starting our 5G Network Deployment, we notified the FCC in March 2017 that we planned to deploy a narrowband IoT network on certain of these wireless licenses, which we expected to complete by March 2020, with subsequent phases to be completed thereafter.  In light of, among other things, certain developments related to the Sprint-T-Mobile merger, during the first quarter 2020, we determined that the revision of certain of our build-out deadlines was probable and, therefore, we no longer intended to complete our narrowband IoT deployment.  The FCC issued an Order effectuating the build-out deadline changes contemplated above on September 11, 2020.  During the first quarter 2020, we impaired certain assets that would not be utilized in our 5G Network Deployment, resulting in a $253 million non-cash impairment charge in “Impairment of long-lived assets” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

We will need to make significant additional investments or partner with others to, among other things, complete our 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as we complete our 5G Network Deployment we will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure. We may also determine that additional wireless spectrum licenses may be required to complete our 5G Network Deployment and to compete with other wireless service providers. For example, on September 22, 2020, we filed an application with the FCC to participate as a potential bidder in the wireless spectrum auction for the Flexible-Use Service Licenses in the 3.7-3.98 GHz Band (“Auction 107”).  On November 12, 2020, the FCC announced that we and 56 other applicants were qualified to participate in Auction 107.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The auction commenced on December 8, 2020.  The FCC determined that bidding in this auction will be “anonymous,” which means that prior to and during the course of the auction the FCC will not make public any information about a specific applicant’s upfront deposit or its bids.  In addition, FCC rules restrict information that bidders may disclose about their participation in the auction.

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

Northstar Investment. As of 2015, through American II, we owned a non-controlling interest in Northstar Spectrum, which was comprised of 85% of the Class B Common Interests and 100% of the Class A Preferred Interests of Northstar Spectrum. Northstar Manager is the sole manager of Northstar Spectrum and owns a controlling interest in Northstar Spectrum, which was comprised of 15% of the Class B Common Interests of Northstar Spectrum. As of March 31, 2018, the total equity contributions from American II and Northstar Manager to Northstar Spectrum were approximately $7.621 billion and $133 million, respectively. As of March 31, 2018, the total loans from American II to Northstar Wireless under the Northstar Credit Agreement (as defined below) for payments to the FCC related to the Northstar Licenses (as defined below) were approximately $500 million. See below for further information.

Northstar Purchase Agreement. On December 30, 2020, through our wholly-owned subsidiary American II, we entered into a Purchase Agreement (the “Northstar Purchase Agreement”) with Northstar Manager and Northstar Spectrum, pursuant to which American II purchased 80% of Northstar Manager’s Class B Common Interests in Northstar Spectrum (the “Northstar Transaction”) for a purchase price of approximately $312 million.  As a result of the Northstar Transaction, through American II, we hold 97% of the Class B Common Interests in Northstar Spectrum and Northstar Manager holds 3% of the Class B Common Interests in Northstar Spectrum.  Other than the change in ownership percentage of Northstar Spectrum, the Northstar Transaction did not modify or amend in any way the existing arrangements between or among the Northstar parties.  In the Northstar Purchase Agreement, Northstar Manager waived its right to exercise the Northstar Put Right under the First Northstar Put Window. Northstar Manager retains its right to exercise the Northstar Put Right during the Second Northstar Put Window. See below for further information.

SNR Investment. As of 2015, through American III, we own a non-controlling interest in SNR HoldCo, which is comprised of 85% of the Class B Common Interests and 100% of the Class A Preferred Interests of SNR HoldCo. SNR Management is the sole manager of SNR HoldCo and owns a controlling interest in SNR HoldCo, which is comprised of 15% of the Class B Common Interests of SNR HoldCo. As of March 31, 2018, the total equity contributions from American III and SNR Management to SNR HoldCo were approximately $5.590 billion and $93 million, respectively. As of March 31, 2018, the total loans from American III to SNR Wireless under the SNR Credit Agreement (as defined below) for payments to the FCC related to the SNR Licenses (as defined below) were approximately $500 million. See below for further information.

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

FCC Order and October 2015 Arrangements. On August 18, 2015, the FCC released a Memorandum Opinion and Order, FCC 15-104 (the “Order”) in which the FCC determined, among other things, that DISH Network has a controlling interest in, and is an affiliate of, Northstar Wireless and SNR Wireless, and therefore DISH Network’s revenues should be attributed to them, which in turn makes Northstar Wireless and SNR Wireless ineligible to receive the 25% bidding credits (approximately $1.961 billion for Northstar Wireless and $1.370 billion for SNR Wireless). On November 23, 2020, the FCC released a Memorandum Opinion and Order on Remand, FCC 20-160, that found that Northstar Wireless and SNR Wireless are not eligible for bidding credits based on the FCC’s determination that they remain under DISH Network’s de facto control.  Northstar Wireless and SNR Wireless have appealed the FCC’s order to the D.C. Circuit Court of Appeals.

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

Northstar Wireless and SNR Wireless filed a Joint Application for Review of the Order on Remand requesting, among other things, an iterative negotiation process with the FCC regarding a Cure, which was denied on July 12, 2018.

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

On June 7, 2018, American II, Northstar Spectrum, and Northstar Manager amended and restated the Second Amended and Restated Limited Liability Company Agreement, dated March 31, 2018, by and among American II, Northstar Spectrum, and Northstar Manager, to, among other things: (i) reduce the mandatory quarterly distribution for the Northstar Preferred Interests from 12 percent to eight percent from and after June 7, 2018; (ii) increase the window for Northstar Manager to “put” its interest in Northstar Spectrum to Northstar Spectrum after October 27, 2020 from 30 days to 90 days; (iii) provide an additional 90-day window for Northstar Manager to put its interest in Northstar Spectrum to Northstar Spectrum commencing on October 27, 2021; (iv) provide a right for Northstar Manager to require an appraisal of the fair market value of its interest in Northstar Spectrum at any time from October 27, 2022 through October 27, 2024, coupled with American II having the right to accept the offer to sell from Northstar Manager; (v) allow Northstar Manager to sell its interest in Northstar Spectrum without American II’s consent any time after October 27, 2020 (previously October 27, 2025); (vi) allow Northstar Spectrum to conduct an initial public offering without American II’s consent any time after October 27, 2022 (previously October 27, 2029); (vii) remove American II’s rights of first refusal with respect to Northstar Manager’s sale of its interest in Northstar Spectrum or Northstar Spectrum’s sale of any AWS-3 Licenses; and (viii) remove American II’s tag along rights with respect to Northstar Manager’s sale of its interest in Northstar Spectrum. Northstar Manager had the right to put its interest in Northstar Spectrum to Northstar Spectrum for a 90-day period beginning October 27, 2020, which Northstar Manager waived in connection with the Northstar Purchase Agreement.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On June 7, 2018, American III, SNR Holdco, SNR Management, and John Muleta amended and restated the Second Amended and Restated Limited Liability Company Agreement, dated March 31, 2018, by and among American III, SNR Holdco, SNR Management and John Muleta, to, among other things: (i) reduce the mandatory quarterly distribution for the SNR Preferred Interests from 12 percent to eight percent from and after June 7, 2018; (ii) increase the window for SNR Management to “put” its interest in SNR Holdco to SNR Holdco after October 27, 2020 from 30 days to 90 days; (iii) provide an additional 90-day window for SNR Management to put its interest in SNR Holdco to SNR Holdco commencing on October 27, 2021; (iv) provide a right for SNR Management to require an appraisal of the fair market value of its interest in SNR Holdco at any time from October 27, 2022 through October 27, 2024, coupled with American III having the right to accept the offer to sell from SNR Management; (v) allow SNR Management to sell its interest in SNR Holdco without American III’s consent any time after October 27, 2020 (previously October 27, 2025); (vi) allow SNR Holdco to conduct an initial public offering without American III’s consent any time after October 27, 2022 (previously October 27, 2029); (vii) remove American III’s rights of first refusal with respect to SNR Management’s sale of its interest in SNR Holdco or SNR Holdco’s sale of any AWS-3 Licenses; and (viii) remove American III’s tag along rights with respect to SNR Management’s sale of its interest in SNR Holdco. SNR Management had the right to put its interest in SNR Holdco to SNR Holdco for a 90-day period from October 27, 2020. The First SNR Put Window was not exercised and expired in January 2021.

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

As of December 31, 2020 and December 31, 2019, Northstar Manager’s ownership interest in Northstar Spectrum and SNR Management’s ownership interest in SNR HoldCo was $351 million and $552 million, respectively, recorded as “Redeemable noncontrolling interests” on our Consolidated Balance Sheets.

The Northstar Entities and/or the SNR Entities may need to raise significant additional capital in the future, which may be obtained from third party sources or from us, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential Northstar Re-Auction Payment and SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC. Depending upon the nature and scope of such commercialization, build-out and integration efforts, regulatory compliance, and potential Northstar Re-Auction Payment and SNR Re-Auction Payment, any loans, equity contributions or partnerships could vary significantly. There can be no assurance that we

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

will be able to obtain a profitable return on our non-controlling investments in the Northstar Entities and the SNR Entities.

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

Purchase Obligations

Our 2021 purchase obligations primarily consist of binding purchase orders for certain fixed contractual commitments to purchase programming content, receiver systems and related equipment, broadband equipment, digital broadcast operations, transmission costs, streaming delivery technology and infrastructure, engineering services, and other products and services related to the operation of our Pay-TV services. In addition, our 2021 purchase obligations also include wireless devices related to our retail wireless business as well as transition services pursuant to the TSA with T-Mobile. Furthermore, our 2021 purchase obligations include equipment related to our 5G Network Deployment, such as software and hardware necessary to complete our wireless broadband network. Our purchase obligations may fluctuate significantly from period to period due to, among other things, management’s timing of payments and inventory purchases as well as expenditures related to our wireless projects and 5G Network Deployment, and can materially impact our future operating asset and liability balances, and our future working capital requirements.

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

MNSA Commitments

In connection with the Boost Mobile Acquisition, we and T-Mobile entered into an MNSA, pursuant to which we receive network services from T-Mobile for a period of seven years. Our payment obligations are generally contingent on, among other things, the number of Retail Wireless subscribers.  The commitment under the MSNA is not included in the “Commitments” table above.

Rent Expense

Total rent expense for operating leases was $99 million, $273 million and $383 million in 2020, 2019 and 2018, respectively.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

American Patents

On November 23, 2020, American Patents LLC, filed a complaint against us, our wholly-owned subsidiaries DISH Network L.L.C. and Dish Network Service L.L.C., and a third party, Arcadyan Technology Corporation, in the United States District Court for the Eastern District of Texas. The complaint alleges infringement of United States Patent No. 7,088,782 (the “782 patent”), entitled “Time and Frequency Synchronization In Multi-Input and Multi-Output (MIMO) Systems”; United States Patent No. 7,310,304 (the “304 patent”), entitled “Estimating Channel Parameters in Multi-Input, Multi-Output (MIMO) Systems”; United States Patent No. 7,706,458 (the “458 patent”), entitled “Time And Frequency Synchronization in Multi-Input, Multi-Output (MIMO) Systems”; and United States Patent No. 6,847,803 (the “803 patent”), entitled “Method for Reducing Interference in a Receiver.” The four patents are asserted against wireless 802.11 standard-compliant devices.

We intend to vigorously defend this case. In the event that a court ultimately determines that we infringe the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain features that we currently offer to consumers. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages. The plaintiff is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.

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

On July 10, 2020, July 20, 2020, July 24, 2020 and July 31, 2020, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of, respectively, the 026 patent, the 791 patent, the 269 patent and the 388 patent. On January 21, 2021, the United States Patent and Trademark Office agreed to institute proceedings on one of the petitions challenging the 026 patent; on January 27, 2021, it agreed to institute proceedings on one of the petitions challenging the 269 patent; on February 4, 2021, it agreed to institute proceedings on one of the petitions challenging the 791 patent; and on February 12, 2021, it agreed to institute proceedings on one of the petitions challenging the 388 patent.

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

Bunker

On January 27, 2021, Bunker IP LLC filed a complaint against our wholly-owned subsidiary, DISH Wireless L.L.C., in the United States District Court for the Northern District of Illinois. The complaint alleges infringement of U.S. Patent No. 7,181,237 (the “237 patent), entitled “Control of a Multi-Mode, Multi-Band Mobile Telephone via a Single Hardware and Software Man Machine Interface; and U.S. Patent No. 8,843,641 (the “641 patent”), entitled “Plug-In Connector System for Protected Establishment of a Network Connection.” Generally, the 237 patent relates to a mobile phone that can switch between two different protocols within a single chipset, and the 641 patent relates to a plug-in connector to a device, where the connector’s presence is authenticated to ensure protected access to network resources.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We intend to vigorously defend this case. In the event that a court ultimately determines that we infringe the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain features that we currently offer to consumers. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages. The plaintiff is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.

Cedar Lane

On October 13, 2020, Cedar Lane Technologies filed a complaint against our wholly-owned subsidiary, DISH Network L.L.C., in the United States District Court for the Western District of Texas. The complaint alleges infringement of United States Patent No. 6,502,194 (the “194 patent”), entitled “System for playback of network audio material on demand”; United States Patent No. 6,526,411 (the “411 patent”), entitled “System and method for creating dynamic playlists”; United States Patent No. 6,721,489 (the “489 patent”), entitled “Play list manager”; United States Patent No. 7,173,177 (the “177 patent”), entitled “User interface for simultaneous management of owned and unowned inventory”; United States Patent No. 7,642,443 (the “443 patent”), entitled “User interface for simultaneous management of owned and unowned inventory”; and United States Patent No. 8,165,867 (the “867 patent”), entitled “Methods for translating a device command.” Generally, the asserted patents relate to streaming digital audio to a home audio system; aspects of play lists and purchased content; and voice control. Cedar Lane Technologies is a non-practicing entity that has filed more than 75 patent infringement lawsuits.

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

City of Hallandale Beach Police Officers’ and Firefighters’ Personnel Retirement Trust

On July 2, 2019, a putative class action lawsuit was filed by a purported EchoStar stockholder in the District Court of Clark County, Nevada under the caption City of Hallandale Beach Police Officers’ and Firefighters’ Personnel Retirement Trust v. Ergen, et al., Case No. A-19-797799-B. The lawsuit named as defendants Mr. Ergen, the other members of the EchoStar Board, as well as EchoStar, certain of its officers, DISH Network and certain of DISH Network’s and EchoStar’s affiliates. Plaintiff alleges, among other things, breach of fiduciary duties in approving the transactions contemplated under the Master Transaction Agreement for inadequate consideration and pursuant to an unfair and conflicted process, and that EchoStar, DISH Network and certain other defendants aided and abetted such breaches. In the operative First Amended Complaint, filed on October 11, 2019, the plaintiff dropped as defendants the EchoStar board members other than Mr. Ergen. The trial of this matter is scheduled to start sometime during the five-week “stack” beginning September 7, 2021. See Note 20 for further information on the Master Transaction Agreement. Plaintiff seeks equitable relief, including the issuance of additional DISH Network Class A common stock, monetary relief and other costs and disbursements, including attorneys’ fees.

We intend to vigorously defend this case, but cannot predict with any degree of certainty the outcome of this suit or determine the extent of any potential liability or damages.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

ClearPlay, Inc.

On March 13, 2014, ClearPlay, Inc. (“ClearPlay”) filed a complaint against us, our wholly-owned subsidiary DISH Network L.L.C., EchoStar, and its then wholly-owned subsidiary EchoStar Technologies L.L.C., in the United States District Court for the District of Utah. The complaint alleges willful infringement of United States Patent Nos. 6,898,799 (the “799 patent”), entitled “Multimedia Content Navigation and Playback”; 7,526,784 (the “784 patent”), entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; 7,543,318 (the “318 patent”), entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; 7,577,970 (the “970 patent”), entitled “Multimedia Content Navigation and Playback”; and 8,117,282 (the “282 patent”), entitled “Media Player Configured to Receive Playback Filters From Alternative Storage Mediums.” ClearPlay alleges that the AutoHop™ feature of our Hopper set-top box infringes the asserted patents. On February 11, 2015, the case was stayed pending various third-party challenges before the United States Patent and Trademark Office regarding the validity of certain of the patents asserted in the action. In those third-party challenges, the United States Patent and Trademark Office found that all claims of the 282 patent are unpatentable, and that certain claims of the 784 patent and 318 patent are unpatentable. ClearPlay appealed as to the 784 patent and the 318 patent, and on August 23, 2016, the United States Court of Appeals for the Federal Circuit affirmed the findings of the United States Patent and Trademark Office. On October 31, 2016, the stay was lifted. On October 16, October 21, November 2, 2020 and November 9, 2020, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office requesting ex parte reexamination of the validity of, respectively, the 784 patent, the 799 patent, the 318 patent and the 970 patent; and on November 2, November 20, December 14 and December 15, 2020, the United States Patent and Trademark Office granted each request for reexamination. The trial date, which had been reset to September 26, 2021, has been vacated while the District Court weighs a fully-briefed motion to stay the case pending resolution of the ex parte reexamination proceedings. The report issued by ClearPlay’s damages expert contends that ClearPlay is entitled to $543 million in damages.

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

Contemporary Display LLC

On June 4, 2018, Contemporary Display LLC (“Contemporary”) filed a complaint against us and DISH Network L.L.C. in the United States District Court for the Western District of Texas. The complaint alleges infringement of United States Patent No. 6,028,643 (the “643 patent”), entitled “Multiple-Screen Video Adapter with Television Tuner”; United States Patent No. 6,429,903 (the “903 patent”), entitled “Video Adapter for Supporting at Least One Television Monitor”; United States Patent No. 6,492,997 (the “997 patent”), entitled “Method and System for Providing Selectable Programming in a Multi-Screen Mode”; United States Patent No. 7,500,202 (the “202 patent”), entitled “Remote Control for Navigating Through Content in an Organized and Categorized Fashion”; and United States Patent No. 7,809,842 (the “842 patent”), entitled “Transferring Sessions Between Devices.” The 643 patent and the 903 patent are directed to video adapters for use with multiple displays. The 997 patent is directed to a system for presenting multiple video programs on a display device simultaneously. The 202 patent is directed to a remote control for interacting with a set-top box having programmable features and “operational controls” on at least three sides of the remote control. The 842 patent is directed to a system for managing online communication sessions between multiple devices. Contemporary is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On December 13, 2019 and January 7, 2020, the United States Patent and Trademark Office agreed to institute proceedings on each of our petitions. Following Contemporary’s decision not to file Patent Owner Responses to DISH Network L.L.C.’s petitions on the 842 patent and the 903 patent, on April 24, 2020, the United States Patent and Trademark Office entered judgments granting those petitions and canceling the challenged claims of those patents. On November 25, 2020 and December 18, 2020, respectively, the United States Patent and Trademark Office issued final written decisions invalidating all challenged claims of the 643 patent and the 997 patent. On July 11, 2019, the Court entered an order staying the case pending resolution of the petitions. On January 31, 2020, pursuant to the parties’ joint motion, the Court dismissed all claims arising from the 202 patent, and extended its stay of the litigation pending non-appealable determinations on all of the petitions before the United States Patent and Trademark Office.

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

Pursuant to an agreement between the parties, on December 20, 2017, DISH Network L.L.C. dismissed its petitions challenging the 029 patent in the United States Patent and Trademark Office, and on January 9, 2018, the parties dismissed their claims, counterclaims and defenses as to that patent in the litigation. On March 5, 2018, the United States Patent and Trademark Office conducted a trial on the remaining petitions. On June 11, 2018, the United States Patent and Trademark Office issued final written decisions on DISH Network L.L.C.’s petitions challenging the 090 patent and it invalidated all of the asserted claims. On July 25, 2018, the United States Patent and Trademark Office issued final written decisions on DISH Network L.L.C.’s petitions challenging the 437 patent and the 494 patent and it invalidated all of the asserted claims. Customedia appealed its losses before the United States Patent and Trademark Office. The Court of Appeals for the Federal Circuit heard oral argument on November 6, 2019 on the appeal involving the 437 patent, and summarily affirmed the patent’s invalidity on November 8, 2019. On January 7, 2020, Customedia petitioned the Court of Appeals for rehearing or rehearing en banc, raising issues about the constitutionality of the appointment of the administrative patent judges that heard the petition before the Patent and Trademark Office, but the Court of Appeals denied rehearing on March 5, 2020. On July 31, 2020, Customedia filed a petition with the United States Supreme Court asking it to hear a further appeal, but its petition was denied on October 13, 2020. On November 6, 2020, it filed a petition for rehearing on the United States Supreme Court’s decision not to hear a further appeal, but on November 17, 2020, the Supreme Court rejected that filing.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Court of Appeals heard oral argument on the appeal involving the 090 patent and the 494 patent on December 3, 2019, and affirmed those patents’ invalidity on March 6, 2020. On May 5, 2020, Customedia filed petitions in the Federal Circuit for rehearing and rehearing en banc, seeking to reverse our appellate victories on the 090 and 494 patents, but those petitions were denied on June 9, 2020. On November 6, 2020, Customedia served a petition to the United States Supreme Court asking it to hear a further appeal.

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

Innovative Foundry Technologies LLC

On December 20, 2019, Innovative Foundry Technologies LLC filed a complaint against us (as well as Semiconductor Manufacturing International Corporation; Broadcom Incorporated; Broadcom Corporation; and Cypress Semiconductor Corporation) in the United States District Court for the Western District of Texas. The complaint alleges infringement of United States Patent No. 6,580,122 (the “122 patent”), entitled “Transistor Device Having an Enhanced Width Dimension and a Method of Making Same”; United States Patent No. 6,806,126 (the “126 patent”), entitled “Method of Manufacturing a Semiconductor Component”; United States Patent No. 6,933,620 (the “620 patent”), entitled “Semiconductor Component and Method of Manufacture”; and United States Patent No. 7,009,226 (the “226 patent”), entitled “In-Situ Nitride/Oxynitride Processing with Reduced Deposition Surface Pattern Sensitivity.” On April 9, 2020, Semiconductor Manufacturing International Corporation filed a petition with the United States Patent and Trademark Office challenging the validity of the asserted claims of the 226 patent, and on April 14, 2020, it filed petitions challenging the validity of the asserted claims of the 126 patent and 620 patent. On December 30, 2020, the Court entered an order severing and staying the claims against us and certain other defendants not involved in the manufacturing of the accused chips.

We intend to vigorously defend this case. In the event that a court ultimately determines that we infringe the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain features that we currently offer to consumers. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages. The plaintiff is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Multimedia Content Management LLC

On July 25, 2018, Multimedia Content Management LLC (“Multimedia”) filed a complaint against us in the United States District Court for the Western District of Texas. Multimedia alleges that we infringe United States Patent No. 8,799,468 (the “468 patent”), entitled “System for Regulating Access to and Distributing Content in a Network,” and United States Patent No. 9,465,925 (the “925 patent”), entitled “System for Regulating Access to and Distributing Content in a Network,” in connection with impulse pay per view content offerings on certain set-top boxes. Multimedia is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein. On March 7, 2019, pursuant to stipulation, the Court substituted our wholly-owned subsidiary DISH Network L.L.C. as the defendant in our place. On April 23, 2019, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of the asserted claims of each of the asserted patents. On November 13, 2019, the United States Patent and Trademark Office denied institution on both of the petitions, which the United States Patent and Trademark Office denied on March 10, 2020. On March 26, 2020, pursuant to the parties’ joint request, the Court dismissed the matter with prejudice. This matter is now concluded.

Optic153

On January 29, 2021, Optic153 LLC filed a complaint in the United States District Court for the Western District of Texas against us and our wholly-owned subsidiaries DISH Network L.L.C and Dish Network Service L.L.C. The complaint alleges infringement of U.S. Patent No. 6,115,174 (the “174 patent”), entitled “Optical Signal Varying Devices”; U.S. Patent No. 6,236,487 (the “487 patent”), entitled “Optical Communication Control System”; U.S. Patent No. 6,344,922 (the “922 patent”), entitled “Optical Signal Varying Devices”; U.S. Patent No. 6,356,383 (the “383 patent”), entitled “Optical Transmission Systems Including Optical Amplifiers Apparatuses and Methods”; U.S. Patent No. 6,587,261 (the “261 patent”), entitled “Optical Transmission Systems Including Optical Amplifiers Apparatuses and Methods of Use Therein”; and U.S. Patent No. 6,771,413 (the “413 patent”), entitled “Optical Transmission Systems Including Optical Amplifiers, Apparatuses and Methods.” In general, the patents relate to various aspects of the provisioning of fiber optics communications.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

On July 3, 2018, Sling TV L.L.C., Sling Media L.L.C., DISH Network L.L.C., and DISH Technologies L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of each of the asserted patents. On January 31, 2019, the United States Patent and Trademark Office agreed to institute proceedings on our petitions challenging all asserted claims of each of the asserted patents, and it held trial on the petitions on December 5, 2019. On January 17, 2020, the United States Patent and Trademark Office terminated the petitions as time-barred, but issued a final written decision invalidating the 535 patent to third parties that had timely joined in our petition (and, on January 10, 2020, issued a final written decision invalidating the 535 patent in connection with a third party’s independent petition). On March 16, 2020, Sling TV L.L.C., Sling Media L.L.C., DISH Network L.L.C., and DISH Technologies L.L.C. filed a notice of appeal from the terminated petitions to the United States Court of Appeals for the Federal Circuit. On June 29, 2020, the United States Patent and Trademark Office filed a notice of intervention in the appeal. The appeal has been set for oral argument on March 5, 2021. On January 12, 2021, Realtime Adaptive Streaming filed a notice of dismissal of its claims on the 535 patent. The Colorado Action in the District Court was stayed on February 26, 2019, pending resolution of the petitions, but on January 15, 2021, the District Court lifted the stay and set trial on the remaining 610 patent for August 23, 2021. On August 7, 2020, the United States Patent and Trademark Office granted a request for ex parte reexamination of the validity of the 610 patent.

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

Sound View Innovations, LLC

On December 30, 2019, Sound View Innovations, LLC filed one complaint against our wholly-owned subsidiaries DISH Network L.L.C. and DISH Technologies L.L.C. and a second complaint against our wholly-owned subsidiary Sling TV L.L.C. in the United States District Court for the District of Colorado. The complaint against DISH Network L.L.C. and DISH Technologies L.L.C. alleges infringement of United States Patent No 6,502,133 (the “133 patent”), entitled Real-Time Event Processing System with Analysis Engine Using Recovery Information,” and both complaints allege infringement of United States Patent No. 6,708,213 (the “213 patent), entitled “Method for Streaming Multimedia Information Over Public Networks”; United States Patent No. 6,757,796 (the “796 patent”), entitled “Method and System for Caching Streaming Live Broadcasts transmitted Over a Network”; and United States Patent No. 6,725,456 (the “456 patent”), entitled “Methods and Apparatus for Ensuring Quality of Service in an Operating System.”

On May 21, 2020, June 3, 2020, June 5, 2020 and July 10, 2020, DISH Network L.L.C., DISH Technologies L.L.C. and Sling TV L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of, respectively, the 213 patent, the 133 patent, the 456 patent and the 796 patent. On November 25, 2020, the United States Patent and Trademark Office declined to review the validity of the 213 patent, and on December 18, 2020, DISH Network L.L.C., DISH Technologies L.L.C. and Sling TV L.L.C. filed a request for rehearing of that decision. On January 19, 2021, the United States Patent and Trademark Office agreed to institute proceedings on the 456 patent but declined to review the 133 patent. On January 26, 2021, the District Court agreed to stay the case pending the outcome of the petitions to the United States Patent and Trademark Office.

We intend to vigorously defend these cases. In the event that a court ultimately determines that we infringe the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain features that we currently offer to consumers. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages. The plaintiff is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Among other things, the Amended Injunction provided DISH Network L.L.C. a thirty (30) day extension to meet the Demonstration Requirements, expanded the exclusion of certain independent third-party retailers from the Demonstration Requirements, and clarified that, with regard to independent third-party retailers, the Amended Injunction only applied to their telemarketing of DISH TV goods and services. On October 10, 2017, DISH Network L.L.C. filed a notice of appeal to the United States Court of Appeals for the Seventh Circuit, which heard oral argument on September 17, 2018. On March 26, 2020, the United States Court of Appeals for the Seventh Circuit issued an opinion largely affirming DISH Network L.L.C.’s liability, but vacating and remanding the damages award. On June 25, 2020, the United States Court of Appeals for the Seventh Circuit denied DISH Network L.L.C.’s petition for rehearing and/or rehearing en banc. On November 23, 2020, DISH Network L.L.C. filed a petition for writ of certiorari requesting that the United States Supreme Court hear a further appeal.

DISH Network L.L.C. and the Plaintiffs negotiated a settlement of the remanded damages award, and on December 4, 2020, the District Court entered the parties’ stipulated order for monetary judgment in the total amount of $210 million, which DISH Network L.L.C. paid on December 31, 2020. The Injunction is not affected by the stipulated order for monetary judgment. On December 8, 2020, DISH Network L.L.C. filed a motion in the United States Supreme Court to dismiss its petition for writ of certiorari. This matter is now resolved.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Our total accrual at December 31, 2019 and 2018 related to the FTC Action was $280 million and is included in “Other accrued expenses” on our Consolidated Balance Sheets. The $210 million payment was applied to that accrual and the remaining $70 million represents a reduction to litigation expense which was recorded in “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2020.

We may also from time to time be subject to private civil litigation alleging telemarketing violations. For example, a portion of the alleged telemarketing violations by an independent third-party retailer that were at issue in the FTC Action are also the subject of a certified class action filed against DISH Network L.L.C. in the United States District Court for the Middle District of North Carolina (the “Krakauer Action”). Following a five-day trial, on January 19, 2017, a jury in that case found that the independent third-party retailer was acting as DISH Network L.L.C.’s agent when it made the 51,119 calls at issue in that case, and that class members are eligible to recover $400 in damages for each call made in violation of the TCPA. On May 22, 2017, the Court ruled that the violations were willful and knowing, and trebled the damages award to $1,200 for each call made in violation of TCPA. On April 5, 2018, the Court entered a $61 million judgment in favor of the class. DISH Network L.L.C. appealed and on May 30, 2019, the United States Court of Appeals for the Fourth Circuit affirmed. On October 15, 2019, DISH Network L.L.C. filed a petition for writ of certiorari, requesting that the United States Supreme Court agree to hear a further appeal, but it denied the petition on December 16, 2019. On January 21, 2020, DISH Network L.L.C. filed a second notice of appeal relating to the district court’s orders on the claims administration process to identify, and disburse funds to, individual class members.

On June 29, 2020, Krakauer filed a motion to dismiss the appeal for lack of jurisdiction. On December 1, 2020, the United States Court of Appeals for the Fourth Circuit granted the motion, finding that the appeal was premature. The district court currently is deciding how to handle the $10.76 million in disbursable judgment funds for which no corresponding class member was identified, but has indicated that it will not refund those monies to DISH Network L.L.C. DISH Network L.L.C. will renew its appeal when the unclaimed funds issue is finally resolved. During the third quarter 2019, the $61 million judgment was paid to the court.

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

Turner Network Sales

On October 6, 2017, Turner Network Sales, Inc. (“Turner”) filed a complaint against our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Southern District of New York. The operative First Amended Complaint alleges that DISH Network L.L.C. improperly calculated and withheld licensing fees owing to Turner in connection with its carriage of CNN and other networks. On December 14, 2017, DISH Network L.L.C. filed its operative first amended counterclaims against Turner. In the counterclaims, DISH Network L.L.C. seeks a declaratory judgment that it properly calculated the licensing fees owed to Turner for carriage of CNN, and also alleges claims for unrelated breaches of the parties’ affiliation agreement. In its October 1, 2018 damage expert’s report, Turner claimed damages of $159 million, plus $24 million in interest. On September 27, 2019, the Court granted, in part, Turner’s motion for summary judgment, holding, in part, that Turner was entitled to recover approximately $20 million in license fee payments that DISH Network L.L.C. had withheld after it discovered previous over-payments. On February 12, 2020, the parties filed a stipulation to dismiss certain of their respective claims. Trial on the remaining claims in this matter has been re-set for October 3, 2021, where DISH Network L.L.C.’s incremental exposure (per Turner’s damages expert’s amended report) is approximately $206 million.

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

On June 25, 2019, Sling TV L.L.C. filed a petition with the United States Patent and Trademark Office challenging the validity of all of the asserted claims of the 005 patent. On July 19, 2019 and July 22, 2019, respectively, Sling TV L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of all asserted claims of the 273 patent and the 609 patent. On August 12, 2019, Sling TV L.L.C. filed a petition with the United States Patent and Trademark Office challenging the validity of all of the asserted claims of the 118 patent. On October 18, 2019, pursuant to a stipulation of the parties, the Court entered a stay of the trial proceedings. On January 9, 2020, the United States Patent and Trademark Office agreed to institute proceedings on the petition challenging the 005 patent. On January 15, 2020, the United States Patent and Trademark Office agreed to institute proceedings on the petition challenging the 273 patent. On February 4, 2020, the United States Patent and Trademark Office agreed to institute proceedings on the petition challenging the 609 patent. On February 25, 2020, the United States Patent and Trademark Office declined to institute proceedings on the petition challenging the 118 patent. On December 28, 2020, the United States Patent and Trademark Office issued a final written decision upholding the validity of the challenged claims of the 273 patent. On January 5, 2021, the United States Patent and Trademark Office issued a final written decision invalidating all challenged claims of the 005 patent. On January 19, 2021, the United States Patent and Trademark Office issued a final written decision invalidating all challenged claims of the 609 patent (and a second final written decision invalidating all challenged claims of the 609 patent based on a third party’s petition).

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The total assets, revenue and operating income by segment were as follows:

	As of December 31,
	2020	2019

	(In thousands)
Total assets:
Pay-TV	$36,251,281	$31,531,612
Wireless	29,921,237	25,686,381
Eliminations	(27,932,571)	(23,987,058)
Total assets	$38,239,947	$33,230,935

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

			All
			Other &	Consolidated
	Pay-TV	Wireless	Eliminations	Total

	(In thousands)
Year Ended December 31, 2020
Total revenue	$12,897,413	$2,599,842	$(3,820)	$15,493,435
Depreciation and amortization	613,926	100,626	—	714,552
Operating income (loss)	2,903,183	(320,568)	—	2,582,615
Interest income	1,676,953	4	(1,654,223)	22,734
Interest expense, net of amounts capitalized	(922,876)	(744,321)	1,654,223	(12,974)
Other, net	2,020	(22,184)	—	(20,164)
Income tax (provision) benefit, net	(836,296)	138,021	—	(698,275)
Net income (loss)	2,822,984	(949,048)	—	1,873,936

Year Ended December 31, 2019
Total revenue	$12,810,248	$1,673	$(4,237)	$12,807,684
Depreciation and amortization	621,810	8,767	—	630,577
Operating income (loss)	1,961,700	(82,824)	—	1,878,876
Interest income	1,588,023	—	(1,510,809)	77,214
Interest expense, net of amounts capitalized	(988,295)	(546,201)	1,510,809	(23,687)
Other, net	10,940	584	—	11,524
Income tax (provision) benefit, net	(615,664)	164,306	—	(451,358)
Net income (loss)	1,956,705	(464,136)	—	1,492,569

Year Ended December 31, 2018
Total revenue	$13,621,198	$580	$(476)	$13,621,302
Depreciation and amortization	698,336	13,688	—	712,024
Operating income (loss)	2,187,675	(40,054)	—	2,147,621
Interest income	1,495,371	—	(1,450,612)	44,759
Interest expense, net of amounts capitalized	(1,013,062)	(452,556)	1,450,612	(15,006)
Other, net	8,957	2,844	—	11,801
Income tax (provision) benefit, net	(650,858)	117,174	—	(533,684)
Net income (loss)	2,028,083	(372,592)	—	1,655,491

Geographic Information. Revenue is attributed to geographic regions based upon the location where the goods and services are provided. All service revenue was derived from the United States. Substantially all of our long-lived assets reside in the United States.

The following table summarizes revenue by geographic region:

	For the Years Ended December 31,
Revenue:	2020	2019	2018

	(In thousands)
United States	$15,442,371	$12,759,909	$13,578,254
Canada and Mexico	51,064	47,775	43,048
Total revenue	$15,493,435	$12,807,684	$13,621,302

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Years Ended December 31,
Category:	2020	2019	2018

	(In thousands)
Pay-TV subscriber and related revenue	$12,702,345	$12,616,442	$13,456,088
Wireless services and related revenue	2,143,703	—	—
Pay-TV equipment sales and other revenue	195,068	193,806	165,110
Wireless equipment sales and other revenue	456,139	1,673	580
Eliminations	(3,820)	(4,237)	(476)
Total	$15,493,435	$12,807,684	$13,621,302

18.    Contract Balances

Our valuation and qualifying accounts as of December 31, 2020, 2019 and 2018 were as follows:

Allowance for credit losses	Balance at Beginning of Year	Current Period Provision for Expected Credit Losses	Write-offs Charged Against Allowance	Balance at End of Year

	(In thousands)
For the years ended:
December 31, 2020	$19,280	$84,697	$(31,699)	$72,278
December 31, 2019	$16,966	$69,866	$(67,552)	$19,280
December 31, 2018	$15,511	$98,575	$(97,120)	$16,966

Deferred revenue related to contracts with our customers is recorded in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Consolidated Balance Sheets. Changes in deferred revenue related to contracts with our customers were as follows:

Contract
Liabilities
(In thousands)
Balance as of December 31, 2019	$613,272
Recognition of unearned revenue	(9,622,625)
Deferral of revenue	9,788,185
Balance as of December 31, 2020	$778,832

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

19.    Quarterly Financial Data (Unaudited)

Our quarterly results of operations are summarized as follows:

	For the Three Months Ended
	March 31	June 30	September 30	December 31

	(In thousands, except per share data)
Year ended December 31, 2020:
Total revenue	$3,217,389	$3,187,090	$4,531,591	$4,557,365
Operating income (loss)	144,078	637,650	811,248	989,639
Net income (loss)	99,274	480,406	532,959	761,297
Net income (loss) attributable to DISH Network	73,099	452,343	504,599	732,632

Basic net income (loss) per share attributable to DISH Network	$0.14	$0.86	$0.96	$1.39

Diluted net income (loss) per share attributable to DISH Network	$0.13	$0.78	$0.86	$1.24

Year ended December 31, 2019:
Total revenue	$3,187,144	$3,211,312	$3,168,363	$3,240,865
Operating income (loss)	456,300	430,732	468,892	522,952
Net income (loss)	361,299	340,566	377,157	413,547
Net income (loss) attributable to DISH Network	339,761	317,043	353,304	389,404

Basic net income (loss) per share attributable to DISH Network	$0.73	$0.68	$0.74	$0.77

Diluted net income (loss) per share attributable to DISH Network	$0.65	$0.60	$0.66	$0.69

20.    Related Party Transactions

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

“Trade accounts receivable”

As of December 31, 2020 and 2019, trade accounts receivable from EchoStar was $1 million and $1 million, respectively. These amounts are recorded in “Trade accounts receivable” on our Consolidated Balance Sheets.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

“Trade accounts payable”

As of December 31, 2020 and 2019, trade accounts payable to EchoStar was $6 million and $10 million, respectively. These amounts are recorded in “Trade accounts payable” on our Consolidated Balance Sheets.

“Equipment sales and other revenue”

During the years ended December 31, 2020, 2019 and 2018, we received $8 million, $6 million and $8 million, respectively, for services provided to EchoStar. These amounts are recorded in “Equipment sales and other revenue” on our Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these revenues are discussed below.

Real Estate Lease Agreements. We have entered into lease agreements pursuant to which we lease certain real estate to EchoStar. The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic areas, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises. The term of each lease is set forth below:

●	El Paso Lease Agreement. During 2012, we began leasing certain space at 1285 Joe Battle Blvd., El Paso, Texas to EchoStar for an initial period ending on August 1, 2015, which also provides EchoStar with renewal options for four consecutive three-year terms. During the second quarter 2015, EchoStar exercised its first renewal option for a period ending on August 1, 2018 and in April 2018 EchoStar exercised its second renewal option for a period ending in August 2021.

●	90 Inverness Lease Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar leases certain space from us at 90 Inverness Circle East, Englewood, Colorado for a period ending in February 2022. EchoStar has the option to renew this lease for four three-year periods.

●	Cheyenne Lease Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar began leasing certain space from us at 530 EchoStar Drive, Cheyenne, Wyoming for a period ending in February 2019. In August 2018, EchoStar exercised its option to renew this lease for a one-year period ending in February 2020. EchoStar has the option to renew this lease for 12 one-year periods. In connection with the Master Transaction Agreement, we and EchoStar amended this lease to provide EchoStar with certain space for a period ending in September 2021, with the option for EchoStar to renew for a one-year period upon 180 days’ written notice prior to the end of the term.

●	Gilbert Lease Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar leased certain space from us at 801 N. DISH Dr., Gilbert, Arizona for a period ending in March 2019. EchoStar exercised its option to renew this lease for a one-year period ending in February 2020. This lease was terminated effective September 10, 2019.

●	American Fork Occupancy License Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, we acquired the lease for certain space at 796 East Utah Valley Drive, American Fork, Utah, and we began subleasing certain space at this location to EchoStar for a period ending in August 2017. In June 2017, EchoStar exercised its five-year renewal option for a period ending in August 2022. This lease was terminated effective March 2019.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Collocation and Antenna Space Agreements.  In connection with the completion of the Share Exchange, effective March 1, 2017, we entered into certain agreements pursuant to which we provide certain collocation and antenna space to HNS through February 2022 at the following locations: Cheyenne, Wyoming; Gilbert, Arizona; New Braunfels, Texas; Monee, Illinois; Englewood, Colorado; and Spokane, Washington. During August 2017, we entered into certain other agreements pursuant to which we provide certain collocation and antenna space to HNS through August 2022 at the following locations: Monee, Illinois and Spokane, Washington. HNS has the option to renew each of these agreements for four three-year periods. HNS may terminate certain of these agreements with 180 days’ prior written notice to us at the following locations: New Braunfels, Texas; Englewood, Colorado; and Spokane, Washington.  In September 2019, in connection with the Master Transaction Agreement, we entered into an agreement pursuant to which we provide HNS with certain additional collocation space in Cheyenne, Wyoming for a period ending in September 2020, with the option for HNS to renew for a one-year period, with prior written notice no more than 120 days but no less than 90 days prior to the end of the term. In October 2019, HNS provided a termination notice for its New Braunfels, Texas agreement to be effective May 2020. The fees for the services provided under these agreements depend, among other things, on the number of racks leased and/or antennas present at the location.

Also in connection with the Master Transaction Agreement, in September 2019, we entered into an agreement pursuant to which we provide HNS with antenna space and power in Cheyenne, Wyoming for a period of five years commencing no later than October 2020, with four three-year renewal terms, with prior written notice no more than 120 days but no less than 90 days prior to the end of the then-current term.

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

“Cost of services”

During the years ended December 31, 2020, 2019 and 2018, we incurred $20 million, $197 million and $357 million, respectively, of costs for services provided to us by EchoStar. EchoStar was the supplier of the vast majority of our transponder capacity. On May 19, 2019, we entered into a Master Transaction Agreement pursuant to which, on September 10, 2019, certain satellites were transferred to us (see below). See above for further information on the Master Transaction Agreement. These amounts are recorded in “Cost of services” on our Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Satellite Capacity Leased from EchoStar. We have entered into certain satellite capacity agreements pursuant to which we lease certain capacity on certain satellites owned or leased by EchoStar. The fees for the services provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite, the number of transponders that are leased on the applicable satellite and the length of the lease. See “Pay-TV Satellites” in Note 9 for further information. The term of each lease is set forth below:

●	EchoStar VII, X, XI and XIV. On March 1, 2014, we began leasing all available capacity from EchoStar on the EchoStar VII, X, XI and XIV satellites. The term of each satellite capacity agreement generally terminated upon the earlier of: (i) the end-of-life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite. We generally had the option to renew each satellite capacity agreement on a year-to-year basis through the end of the respective satellite’s life. The satellite capacity agreement for EchoStar VII expired on June 30, 2018. On May 19, 2019, we entered into a Master Transaction Agreement pursuant to which, on September 10, 2019, these satellites were transferred to us. See above for further information on the Master Transaction Agreement.

●	EchoStar IX. We lease certain satellite capacity from EchoStar on EchoStar IX. Subject to availability, we generally have the right to continue to lease satellite capacity from EchoStar on EchoStar IX on a month-to-month basis.

●	EchoStar XVI. In December 2009, we entered into a transponder service agreement with EchoStar to lease all of the capacity on EchoStar XVI, a DBS satellite, after its service commencement date. EchoStar XVI was launched in November 2012. Effective December 21, 2012, we and EchoStar amended the transponder service agreement to, among other things, change the initial term to generally expire upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date. In July 2016, we and EchoStar amended the transponder service agreement to, among other things, extend the initial term by one additional year and to reduce the term of the first renewal option by one year. Prior to expiration of the initial term, we had the option to renew for an additional five-year period. In May 2017, we exercised our first renewal option for an additional five-year period ending in January 2023. We also had the option to renew for an additional five-year period prior to expiration of the first renewal period in January 2023. During 2018, we and EchoStar further amended the agreement to, among other things, allow us to place and use certain satellites at the 61.5 degree orbital location. On May 19, 2019, we entered into a Master Transaction Agreement pursuant to which, on September 10, 2019, this satellite was transferred to us. See above for further information on the Master Transaction Agreement.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Under the terms of the DISH Nimiq 5 Agreement, we made certain monthly payments to EchoStar that commenced in 2009 when the Nimiq 5 satellite was placed into service and continued through the service term, which expired ten years following the date the Nimiq 5 satellite was placed into service. Upon expiration of the initial term, we had the option to renew on a year-to-year basis through the end-of-life of the Nimiq 5 satellite. On May 19, 2019, we entered into a Master Transaction Agreement pursuant to which, on September 10, 2019, the Telesat Transponder Agreement was transferred to us. In September 2019, we and EchoStar entered into an agreement whereby we compensate EchoStar for retaining certain obligations to Telesat related to our performance under the Telesat Transponder Agreement. See above for further information on the Master Transaction Agreement.

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

In connection with the 103 Spectrum Development Agreement, in May 2012, EchoStar also entered into a ten-year service agreement with Ciel pursuant to which EchoStar leases certain satellite capacity from Ciel on the SES-3 satellite at the 103 degree orbital location (the “103 Service Agreement”). In June 2013, we and EchoStar entered into an agreement pursuant to which we leased certain satellite capacity from EchoStar on the SES-3 satellite (the “DISH 103 Service Agreement”). Under the terms of the DISH 103 Service Agreement, we made certain monthly payments to EchoStar through the service term. Both the 103 Service Agreement and DISH 103 Service Agreement were terminated on March 31, 2018.

TT&C Agreement. Effective January 1, 2012, we entered into a TT&C agreement pursuant to which we received TT&C services from EchoStar for certain satellites (the “TT&C Agreement”). In February 2018, we amended the TT&C Agreement to, among other things, extend the term for one-year with four automatic one-year renewal periods. The fees for services provided under the TT&C Agreement were calculated at either: (i) a fixed fee; or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided. We and EchoStar were able to terminate the TT&C Agreement for any reason upon 12 months’ notice. On May 19, 2019, we entered into a Master Transaction Agreement pursuant to which, on September 10, 2019, the assets and employees that provide these services were transferred to us. See above for further information on the Master Transaction Agreement.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

“Cost of sales – equipment and other”

During the year ended December 31, 2020 and 2019, we incurred $5 million and $6 million, respectively, for satellite hosting, operations and maintenance services as well as transmission of certain data.  These amounts are recorded in “Cost of sales – equipment and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

Hughes Equipment and Services Agreement.  In February 2019, we and HNS entered into an agreement pursuant to which HNS will provide us with HughesNet Service and HughesNet equipment for the transmission of certain data related to our 5G Network Deployment.  This agreement has an initial term of five years with automatic renewal for successive one-year terms unless terminated by DISH Network with at least 180 days’ written notice to HNS or by HNS with at least 365 days’ written notice to DISH Network.

“Selling, general and administrative expenses”

During the years ended December 31, 2020, 2019 and 2018, we incurred $13 million, $20 million and $21 million, respectively, for selling, general and administrative expenses for services provided to us by EchoStar. These amounts are recorded in “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

Real Estate Lease Agreements. We have entered into lease agreements pursuant to which we lease certain real estate from EchoStar. The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area, and we are responsible for our portion of the taxes, insurance, utilities and maintenance of the premises. The term of each lease is set forth below:

●	Meridian Lease Agreement. The lease for all of 9601 S. Meridian Blvd. in Englewood, Colorado was for a period ending on December 31, 2019. In December 2020, we and EchoStar amended this lease to, among other things, extend the term thereof for one additional year until December 31, 2021.

●	Santa Fe Lease Agreement. The lease for all of 5701 S. Santa Fe Dr. in Littleton, Colorado was for a period ending on December 31, 2018. In December 2018, we and EchoStar amended this lease to, among other things, extend the term thereof for one additional year until December 31, 2019. On May 19, 2019, we entered into a Master Transaction Agreement pursuant to which, on September 10, 2019, this real estate was transferred to us. See above for further information on the Master Transaction Agreement.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

●	Cheyenne Lease Agreement. The lease for certain space at 530 EchoStar Drive in Cheyenne, Wyoming is for a period ending on December 31, 2031. In connection with the completion of the Share Exchange, EchoStar transferred ownership of a portion of this property to us, and, effective March 1, 2017, we and EchoStar amended this lease agreement to (i) terminate the lease of certain space at the portion of the property that was transferred to us and (ii) provide for the continued lease to us of certain space at the portion of the property that EchoStar retained. On May 19, 2019, we entered into a Master Transaction Agreement pursuant to which, on September 10, 2019, this real estate was transferred to us. See above for further information on the Master Transaction Agreement.

●	100 Inverness Lease Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, we lease certain space from EchoStar at 100 Inverness Terrace East, Englewood, Colorado for a period ending in December 2021. This agreement may be terminated by either party upon 180 days’ prior notice.

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

In light of the Tax Sharing Agreement, among other things, and in connection with our consolidated federal income tax returns for certain tax years prior to and for the year of the Spin-off, during the third quarter 2013, we and EchoStar agreed upon a supplemental allocation of the tax benefits arising from certain tax items resolved in the course of the IRS’ examination of these consolidated tax returns. As a result, we agreed to pay EchoStar $80 million of the tax benefit we received or will receive. This resulted in a reduction of our recorded unrecognized tax benefits and this amount was reclassified to a long-term payable to EchoStar within “Long-term deferred revenue and other long-term liabilities” on our Consolidated Balance Sheets during the third quarter 2013. Any payment to EchoStar, including accrued interest, will be made at such time as EchoStar would have otherwise been able to realize such tax benefit. In addition, during the third quarter 2013, we and EchoStar agreed upon a tax sharing arrangement for filing certain combined state income tax returns and a method of allocating the respective tax liabilities between us and EchoStar for such combined returns, through the taxable period ending on December 31, 2017 (the “State Tax Arrangement”). During the third quarter 2018, we and EchoStar amended the Tax Sharing Agreement and the 2013 agreements (the “Amendment”).

Under the Amendment, among other things, we are entitled to apply the benefit of EchoStar’s 2009 net operating losses to our federal tax return for the year ended December 31, 2008, in exchange for paying EchoStar over time the value of the net annual federal income taxes paid by EchoStar that would have been otherwise offset by their 2009 net operating loss.  In addition, the Amendment extends the term of the State Tax Arrangement for filing certain combined state income tax returns to the earlier to occur of (1) termination of the Tax Sharing Agreement, (2) a change in control of either us or EchoStar or, (3) for any particular state, if we and EchoStar no longer file a combined tax return for such state. Beginning in 2020, DISH Network and EchoStar no longer file combined tax returns in any states.

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

Tax Matters Agreement – Master Transaction Agreement. In connection with the completion of the Master Transaction Agreement, we and EchoStar entered into a Tax Matters Agreement, which governs certain rights, responsibilities and obligations with respect to taxes of the BSS Business pursuant to the Master Transaction Agreement. Generally, EchoStar is responsible for all tax returns and tax liabilities for the BSS Business for periods prior to the Master Transaction Agreement, and we are responsible for all tax returns and tax liabilities for the BSS Business from and after the Master Transaction Agreement. Both we and EchoStar have made certain tax-related representations in contemplation of the Master Transaction Agreement. Both we and EchoStar have agreed to indemnify each other if there is a breach of any such tax representation and that breach results in the Master Transaction Agreement not qualifying for tax free treatment for the other party. In addition, we have agreed to indemnify EchoStar if the BSS Business is acquired, either directly or indirectly (e.g., via an acquisition of us), by one or more persons and such acquisition results in the Master Transaction Agreement not qualifying for tax free treatment. The Tax Matters Agreement - Master Transaction Agreement supplements the Tax Sharing Agreement described above, which continues in full force and effect.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Hughes Broadband Master Services Agreement.  In March 2017, DISH Network L.L.C. (“DNLLC”) and HNS entered into the MSA pursuant to which DNLLC, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders for the Hughes broadband satellite service and related equipment; and (ii) installs Hughes service equipment with respect to activations generated by DNLLC.  Under the MSA, HNS will make certain payments to DNLLC for each Hughes service activation generated, and installation performed, by DNLLC.  Payments from HNS for services provided are recorded in “Service revenue” on our Consolidated Statements of Operations and Comprehensive Income (Loss). For the years ended December 31, 2020, 2019 and 2018, these payments were $16 million, $20 million and $34 million, respectively. The MSA has an initial term of five years with automatic renewal for successive one year terms.  After the first anniversary of the MSA, either party has the ability to terminate the MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party.  Upon expiration or termination of the MSA, HNS will continue to provide the Hughes service to subscribers and make certain payments to DNLLC pursuant to the terms and conditions of the MSA. For the years ended December 31, 2020, 2019 and 2018, we purchased broadband equipment from HNS of $13 million, $14 million and $21 million under the MSA, respectively.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

the continued use of all intellectual property and technology transferred to us pursuant to the Master Transaction Agreement that is used in EchoStar’s retained businesses.

Related Party Transactions with NagraStar L.L.C.

We own a 50% interest in NagraStar, a joint venture that is our primary provider of encryption and related security systems intended to assure that only authorized customers have access to our programming. Certain payments related to NagraStar are recorded in “Cost of services” on our Consolidated Statements of Operations and Comprehensive Income (Loss). In addition, certain other payments are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Consolidated Balance Sheets or expensed as “Selling, general and administrative expenses” or “Cost of services” on our Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed. We record all payables in “Trade accounts payable” or “Other accrued expenses” on our Consolidated Balance Sheets. Our investment in NagraStar is accounted for using the equity method.

The table below summarizes our transactions with NagraStar.

	For the Years Ended December 31,
	2020	2019	2018

	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$53,902	$56,284	$72,162

		As of December 31,
		2020	2019

		(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar		$9,038	$9,630
Commitments to NagraStar		$3,260	$4,893

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

The table below summarizes our transactions with Dish Mexico:

	For the Years Ended December 31,
	2020	2019	2018

	(In thousands)
Sales:
Digital receivers and related components	$—	$—	$1,227
Satellite capacity	21,850	6,736	—
Uplink services	5,095	5,620	5,426
Total	$26,945	$12,356	$6,653

		As of December 31,
		2020	2019

		(In thousands)
Amounts Receivable:
Amounts receivable from Dish Mexico		$17,029	$7,057