Form 10-Q
period 2021-03-31
DISH Network CORP
filed 2021-04-29
CIK 1001082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021.

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

As of April 19, 2021, the registrant’s outstanding common stock consisted of 288,909,818 shares of Class A common stock and 238,435,208 shares of Class B common stock.

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

SUMMARY OF RISK FACTORS

COVID-19 Pandemic

●	The COVID-19 pandemic and its impact on the economic environment generally, and on us specifically, have adversely impacted our business. Furthermore, any continuation or worsening of the pandemic and economic environment could have a material adverse effect on our business, financial condition and results of operations.

Competition and Economic Risks

●	We face intense and increasing competition from providers of video, broadband and/or wireless services, which may require us to further increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.
●	Changing consumer behavior and new technologies in our Pay-TV business may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.
●	We face certain risks competing in the wireless services industry and operating a facilities-based wireless services business.
●	Our pay-TV competitors may be able to leverage their relationships with programmers to reduce their programming costs and/or offer exclusive content that will place them at a competitive advantage to us.
●	Through the MNSA, we depend primarily on T-Mobile in providing services to our retail wireless subscribers, and any system failure related to T-Mobile’s wireless network, interruption in the services provided by T-Mobile, including the shutdown of its CDMA Network on or around January 1, 2022 and/or the termination of the MNSA could negatively impact our subscriber activations, our subscriber churn rate and our subscriber base, which in turn could have a material adverse effect our business, financial condition and results of operations.
●	Changes in how network operators handle and charge for access to data that travels across their networks could adversely impact our Pay-TV business.
●	Economic weakness and uncertainty may adversely affect our ability to grow or maintain our business.

i

Operational and Service Delivery Risks

●	Any deterioration in our operational performance and subscriber satisfaction could adversely affect our business, financial condition and results of operations.
●	If our subscriber activations decrease, or if our subscriber churn rate, subscriber acquisition costs or retention costs increase, our financial performance will be adversely affected.
●	With respect to our Pay-TV business, programming expenses are increasing, which may adversely affect our future financial condition and results of operations.
●	We depend on others to provide the programming that we offer to our Pay-TV subscribers and, if we fail to obtain or lose access to certain programming, our Pay-TV subscriber activations and our subscriber churn rate may be negatively impacted.
●	We may not be able to obtain necessary retransmission consent agreements at acceptable rates, or at all, from local network stations.
●	Any failure or inadequacy of our information technology infrastructure and communications systems or those of third parties that we use in our operations, including, without limitation, those caused by cyber-attacks or other malicious activities, could disrupt or harm our business.
●	Our failure to effectively invest in, introduce, and implement new competitive products and services could cause our products and services to become obsolete and could negatively impact our business.
●	We rely on a single vendor or a limited number of vendors to provide certain key products or services to us, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.
●	We depend on independent third parties to solicit orders for our services that represent a meaningful percentage of our total gross new subscriber activations.
●	We have limited satellite capacity and failures or reduced capacity could adversely affect our business, financial condition and results of operations.
●	We may have potential conflicts of interest with EchoStar due to our common ownership and management.
●	We rely on highly skilled personnel for our business, and any inability to hire and retain key personnel or hire qualified personnel may negatively affect our business, financial condition and results of operations.

Acquisition and Capital Structure Risks

●	We have made substantial investments to acquire certain wireless spectrum licenses and other related assets, and we may be unable to realize a return on these assets.
●	We have made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses, and we may be unable to obtain a profitable return on these investments.
●	We may pursue acquisitions and other strategic transactions to complement or expand our business that may not be successful, and we may lose up to the entire value of our investment in these acquisitions and transactions.
●	We have substantial debt outstanding and may incur additional debt.
●	We may need additional capital, which may not be available on acceptable terms or at all, to continue investing in our business and to finance acquisitions and other strategic transactions.
●	The conditional conversion features of our 3 3/8% Convertible Notes due 2026 (the “Convertible Notes due 2026”), our 2 3/8% Convertible Notes due 2024 (the “Convertible Notes due 2024”) and 0% Convertible Notes due 2025 (the “Convertible Notes due 2025,” and collectively with the Convertible Notes due 2026 and the Convertible Notes due 2024, the “Convertible Notes”), if triggered, may adversely affect our financial condition.

ii

●	The convertible note hedge and warrant transactions that we entered into in connection with the offering of the Convertible Notes due 2026 may affect the value of the Convertible Notes due 2026 and our Class A common stock.
●	We are subject to counterparty risk with respect to the convertible note hedge transactions.
●	From time to time a portion of our investment portfolio may be invested in securities that have limited liquidity and may not be immediately accessible to support our financing needs.
●	We are controlled by one principal stockholder who is also our Chairman.
●	It may be difficult for a third party to acquire us, even if doing so may be beneficial to our shareholders, because of our ownership structure.

Legal and Regulatory Risks

●	Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.
●	We are, and may become, party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.
●	Our services depend on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.
●	If our internal controls are not effective, our business, stock price and investor confidence in our financial results may be adversely affected.
●	We may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).

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

iii

Item 1. FINANCIAL STATEMENTS

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	March 31,	December 31,
	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$4,437,662	$3,370,092
Marketable investment securities	135,485	362,953
Trade accounts receivable, net of allowance for credit losses of $56,625 and $72,278, respectively	1,087,134	1,104,202
Inventory	375,076	380,349
Other current assets	480,549	1,804,562
Total current assets	6,515,906	7,022,158

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	108,304	108,369
Property and equipment, net	2,180,273	2,182,333
FCC authorizations	28,024,606	26,903,939
Other investment securities	152,719	149,706
Operating lease assets	110,232	104,271
Other noncurrent assets	1,005,454	1,009,045
Intangible assets, net	715,644	760,126
Total noncurrent assets	32,297,232	31,217,789
Total assets	$38,813,138	$38,239,947

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Trade accounts payable	$488,770	$395,397
Deferred revenue and other	816,060	855,718
Accrued programming	1,311,223	1,388,407
Accrued interest	187,155	264,118
Other accrued expenses	1,135,350	1,095,486
Current portion of long-term debt and finance lease obligations	1,875,482	2,085,620
Total current liabilities	5,814,040	6,084,746

Long-Term Obligations, Net of Current Portion:
Long-term debt and finance lease obligations, net of current portion (Note 10)	14,682,903	13,616,408
Deferred tax liabilities	3,771,572	3,869,570
Operating lease liabilities	69,660	63,526
Long-term deferred revenue and other long-term liabilities	450,266	474,404
Total long-term obligations, net of current portion	18,974,401	18,023,908
Total liabilities	24,788,441	24,108,654

Commitments and Contingencies (Note 11)

Redeemable noncontrolling interests (Note 2)	361,777	350,648

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 288,891,958 and 287,720,957 shares issued and outstanding, respectively	2,889	2,877
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Additional paid-in capital	4,651,264	5,400,774
Accumulated other comprehensive income (loss)	484	(855)
Accumulated earnings (deficit)	9,005,199	8,374,975
Total DISH Network stockholders’ equity (deficit)	13,662,220	13,780,155
Noncontrolling interests	700	490
Total stockholders’ equity (deficit)	13,662,920	13,780,645
Total liabilities and stockholders’ equity (deficit)	$38,813,138	$38,239,947

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
Revenue:
Service revenue	$4,209,471	$3,166,041
Equipment sales and other revenue	288,382	51,348
Total revenue	4,497,853	3,217,389

Costs and Expenses (exclusive of depreciation):
Cost of services	2,537,665	2,052,066
Cost of sales - equipment and other	423,541	41,710
Selling, general and administrative expenses	481,686	456,297
Impairment of long-lived assets (Note 2)	—	356,418
Depreciation and amortization	190,385	166,820
Total costs and expenses	3,633,277	3,073,311

Operating income (loss)	864,576	144,078

Other Income (Expense):
Interest income	1,970	14,216
Interest expense, net of amounts capitalized	(3,873)	(15,606)
Other, net	(5,261)	1,592
Total other income (expense)	(7,164)	202

Income (loss) before income taxes	857,412	144,280
Income tax (provision) benefit, net	(215,849)	(45,006)
Net income (loss)	641,563	99,274
Less: Net income (loss) attributable to noncontrolling interests, net of tax	11,339	26,175
Net income (loss) attributable to DISH Network	$630,224	$73,099

Weighted-average common shares outstanding - Class A and B common stock:
Basic	526,570	523,152
Diluted	633,760	581,381

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$1.20	$0.14
Diluted net income (loss) per share attributable to DISH Network	$0.99	$0.13

Comprehensive Income (Loss):
Net income (loss)	$641,563	$99,274
Other comprehensive income (loss):
Foreign currency translation adjustments	1,842	375
Unrealized holding gains (losses) on available-for-sale debt securities	(4)	(208)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(1)	—
Deferred income tax (expense) benefit, net	(498)	49
Total other comprehensive income (loss), net of tax	1,339	216
Comprehensive income (loss)	642,902	99,490
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	11,339	26,175
Comprehensive income (loss) attributable to DISH Network	$631,563	$73,315

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

			Accumulated
	Class A and B	Additional	Other	Accumulated			Redeemable
	Common	Paid-In	Comprehensive	Earnings	Noncontrolling		Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Interests	Total	Interests
Balance, December 31, 2019	$5,230	$4,947,007	$(18)	$6,612,302	$(449)	$11,564,072	$552,075
Issuance of Class A common stock:
Exercise of stock awards	—	395	—	—	—	395	—
Employee Stock Purchase Plan	3	5,127	—	—	—	5,130	—
Non-cash, stock-based compensation	—	16,418	—	—	—	16,418	—
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	(208)	—	—	(208)	—
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	49	—	—	49	—
Foreign currency translation	—	—	375	—	—	375	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	263	263	—
Net income (loss) attributable to DISH Network	—	—	—	73,099	—	73,099	25,912
Balance, March 31, 2020	$5,233	$4,968,947	$198	$6,685,401	$(186)	$11,659,593	$577,987

Balance, December 31, 2020	$5,261	$5,400,774	$(855)	$8,374,975	$490	$13,780,645	$350,648
Issuance of Class A common stock:
Exercise of stock awards	1	2,046	—	—	—	2,047	—
Employee benefits	9	30,294	—	—	—	30,303	—
Employee Stock Purchase Plan	2	4,341	—	—	—	4,343	—
Non-cash, stock-based compensation	—	19,375	—	—	—	19,375	—
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	(5)	—	—	(5)	—
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	(498)	—	—	(498)	—
Foreign currency translation	—	—	1,842	—	—	1,842	—
Convertible debt reclassified per ASU 2020-06, net of deferred taxes of $245,778 (Note 2)	—	(805,566)	—	—	—	(805,566)	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	210	210	—
Net income (loss) attributable to DISH Network	—	—	—	630,224	—	630,224	11,129
Balance, March 31, 2021	$5,273	$4,651,264	$484	$9,005,199	$700	$13,662,920	$361,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$641,563	$99,274
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	190,385	166,820
Impairment of long-lived assets (Note 2)	—	356,418
Realized and unrealized losses (gains) on investments and derivatives	6,283	(58)
Non-cash, stock-based compensation	19,375	16,418
Deferred tax expense (benefit)	147,285	28,942
Allowance for credit losses	(15,653)	21,450
Other, net	4,021	54,529
Changes in current assets and current liabilities, net	132,239	132,160
Net cash flows from operating activities	1,125,498	875,953

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(139,692)	(432,172)
Sales and maturities of marketable investment securities	381,595	287,960
Purchases of property and equipment	(115,096)	(97,164)
Capitalized interest related to FCC authorizations (Note 2)	(281,721)	(241,825)
Refund of FCC authorization deposit (Note 11)	337,490	—
Other, net	2,006	2,065
Net cash flows from investing activities	184,582	(481,136)

Cash Flows From Financing Activities:
Repayment of long-term debt and finance lease obligations	(19,149)	(16,713)
Repurchases of senior notes	(205,354)	—
Early debt extinguishment	(2,517)	—
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	6,389	5,525
Other, net	(8,824)	2
Net cash flows from financing activities	(229,455)	(11,186)

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	1,080,625	383,631
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 6)	3,453,994	2,504,320
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 6)	$4,534,619	$2,887,951

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

Pay-TV

We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, FCC licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“SLING TV”). As of March 31, 2021, we had 11.060 million Pay-TV subscribers in the United States, including 8.686 million DISH TV subscribers and 2.374 million SLING TV subscribers.

Wireless – Retail Wireless

As a result of the Boost Mobile Acquisition and the Ting Mobile Acquisition (as defined below), we have entered the retail wireless business. See Note 5 for further information. We offer nationwide prepaid and postpaid retail wireless services to subscribers under our Boost Mobile and Ting Mobile brands, as well as a competitive portfolio of wireless devices. Prepaid wireless subscribers generally pay in advance for monthly access to wireless talk, text, and data services. Postpaid wireless subscribers generally are qualified to pay after receiving wireless talk, text, and data services. We are currently operating our retail wireless business unit as a mobile virtual network operator (“MVNO”) while we build our 5G broadband network. As an MVNO, we depend primarily on T-Mobile US, Inc., (“T-Mobile”) to provide us with network services under the MNSA (as defined below). We acquired over 9 million subscribers as a result of the Boost Mobile Acquisition and acquired over 200,000 subscribers as a result of the Ting Mobile Acquisition. Our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2021 includes the results of the Boost Mobile Acquisition from July 1, 2020 and the Ting Mobile Acquisition from August 1, 2020. As of March 31, 2021, we had 8.894 million retail wireless subscribers.

Wireless – 5G Network Deployment

We have directly invested over $12 billion to acquire certain wireless spectrum licenses and related assets and made over $10 billion in non-controlling investments in certain entities, for a total of over $22 billion, as described further below. The $22 billion of investments related to wireless spectrum licenses does not include $6 billion of capitalized interest related to the carrying value of such licenses.  See Note 2 for further information on capitalized interest.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

DISH Network Spectrum

We have directly invested over $12 billion to acquire certain wireless spectrum licenses and related assets. These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. We plan to commercialize our wireless spectrum licenses through our 5G Network Deployment. To that end, we have undertaken several key steps including identifying markets to build out, making executive and management hires and entering into agreements with key vendors. For example, on November 16, 2020, we announced a long-term agreement with Crown Castle pursuant to which Crown Castle will lease us space on up to 20,000 communication towers.  As part of the agreement, we will also receive certain fiber transport services and have the option to utilize Crown Castle for pre-construction services.  We have also entered into multiple long-term agreements with vendors including, among others, Amazon, American Tower, Fujitsu, Palo Alto and VMware for communication towers, radios, software, and network security. During December 2020, we completed a successful field validation, utilizing our fully-virtualized standalone 5G core network and the industry’s first O-RAN compliant radio. We began construction of our first major market, Las Vegas, Nevada, during the second quarter of 2021. We anticipate service for this market to begin by the end of the third quarter of 2021.

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

Recent Developments

Boost Mobile Acquisition

Asset Purchase Agreement

On July 26, 2019, we entered into an Asset Purchase Agreement (the “APA”) with T-Mobile and Sprint Corporation (“Sprint” and together with T-Mobile, the “Sellers” and given the consummation of the Sprint- T-Mobile merger, sometimes referred to as “NTM”) to acquire from NTM certain assets and liabilities associated with Sprint’s Boost Mobile and Sprint-branded prepaid mobile services businesses (the “Prepaid Business”) for an aggregate purchase price of $1.4 billion, as adjusted for specific categories of net working capital on the closing date (the “Boost Mobile Acquisition”). Effective July 1, 2020 (the “Closing Date”), upon the terms and subject to the conditions set forth in the APA and in accordance with the Final Judgment (as defined below), we and T-Mobile completed the Boost Mobile Acquisition.

In connection with the Boost Mobile Acquisition and the consummation of the Sprint- T-Mobile merger, we, T-Mobile, Sprint, Deutsche Telekom AG (“DT”) and SoftBank Group Corporation (“SoftBank”) came to an agreement with the United States Department of Justice (the “DOJ”) on key terms and approval of the Transaction Agreements (as defined below) and our wireless service business and spectrum. On July 26, 2019, we, T-Mobile, Sprint, DT and SoftBank (collectively, the “Defendants”) entered into a Stipulation and Order (the “Stipulation and Order”) with the DOJ binding the Defendants to a Proposed Final Judgment (the “Proposed Final Judgment”) which memorialized the agreement between the DOJ and the Defendants. The Stipulation and Order and the Proposed Final Judgment were filed in the United States District Court for the District of Columbia (the “District Court”) on July 26, 2019 and on April 1, 2020, the Proposed Final Judgment was entered with the District Court (the Proposed Final Judgment as so entered with the District Court, the “Final Judgment”) and the Sellers consummated the Sprint- T-Mobile merger.

The term of the Final Judgment is seven years from the date of its entry with the District Court or five years if the DOJ gives notice that the divestitures, build-outs and other requirements have been completed to its satisfaction. A Monitoring Trustee has been appointed by the District Court. The Monitoring Trustee has the power and authority to monitor the Defendants’ compliance with the Final Judgment and settle disputes among the Defendants regarding compliance with the provisions of the Final Judgment and may recommend action to the DOJ in the event a party fails to comply with the Final Judgment. See Note 5 for further information on the Stipulation and Order and the Final Judgment, including our build-out commitments.

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

Ting Mobile Acquisition

On August 1, 2020, we completed an asset purchase agreement with Tucows Inc. (“Tucows”) pursuant to which we purchased the assets of Ting Mobile, including over 200,000 Ting Mobile subscribers (the “Ting Mobile Acquisition”). In addition, we entered into a services agreement pursuant to which Tucows will act as a mobile virtual network enabler for certain of our retail wireless subscribers. The consideration for the Ting Mobile Acquisition is an earn out provision and the fair value of the earn out provision has been assigned to a customer relationship intangible that is recorded in “Intangible assets, net” with the offset recorded in “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets. See Note 5 for further information.

Republic Wireless Acquisition

On March 8, 2021, we entered into an asset purchase agreement with Republic Wireless Inc. (“Republic Wireless”) pursuant to which certain assets and liabilities of Republic Wireless, including approximately 200,000 wireless subscribers will transfer to us at closing, subject to certain regulatory approvals. We expect closing to occur in the second quarter of 2021. The consideration for the Republic Wireless Acquisition will consist of an upfront cash payment and an earn-out provision.

We accounted for the Boost Mobile Acquisition and Ting Mobile Acquisition as business combinations. The identifiable assets acquired and liabilities assumed were recorded at their preliminary fair values as of the acquisition date and are consolidated into our financial statements. See Note 5 for further information.

2.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required for complete financial statements prepared under GAAP. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

As of March 31, 2021 and December 31, 2020, Northstar Manager’s ownership interest in Northstar Spectrum and SNR Management’s ownership interest in SNR HoldCo was $362 million and $351 million, respectively, recorded as “Redeemable noncontrolling interests” on our Condensed Consolidated Balance Sheets.

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

DBS Satellites. We currently evaluate our DBS satellite fleet for impairment as one asset group whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We do not believe any triggering event has occurred which would indicate impairment as of March 31, 2021 or December 31, 2020. We will continue to monitor the DBS satellite fleet for indicators of impairment, including monitoring the impact of the COVID-19 pandemic on all aspects of our business.

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

Narrowband IoT network. As discussed in Note 11, in March 2017 we notified the FCC that we planned to deploy a narrowband IoT network. In October 2019, we paused work on the narrowband IoT deployment. In light of, among other things, certain developments related to the Sprint-T-Mobile merger, during the first quarter 2020, we determined that the revision of certain of our build-out deadlines were probable. Based on this, we no longer intended to complete our narrowband IoT deployment, which we considered a triggering event. As such, during the first quarter 2020, we reviewed the capitalized costs of equipment, labor and other assets related to the narrowband IoT deployment, including our operating lease assets, and impaired those items that would not be utilized in our ongoing 5G Network Deployment, resulting in a $253 million non-cash impairment charge in “Impairment of long-lived assets” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Impairment of long-lived assets recorded during the three months ended March 31, 2020 consisted of the following:

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

Acquired intangible assets other than goodwill are amortized over their estimated useful lives unless the lives are determined to be indefinite. Amortization of these intangible assets in general are recognized on a straight-line basis over an average finite useful life primarily ranging from approximately one to 20 years or in relation to the estimated discounted cash flows over the life of the intangible asset. See Note 5 for further information on the Boost Mobile Acquisition and Ting Mobile Acquisition.

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

As of March 31, 2021 and December 31, 2020, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses) and current liabilities (excluding the “Current portion of long-term debt and finance lease obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates. See Note 6 for the fair value of our marketable investment securities and derivative instruments.

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

Convertible Long-Term Debt

Historically, for embedded conversion features, we have valued and bifurcated the conversion option associated with convertible notes (the “equity component”) from the host debt instrument. The initial value of the equity component on the convertible notes was recorded in “Additional paid-in capital” within “Stockholders’ equity (deficit)” on our Condensed Consolidated Balance Sheets with the offset recorded as the debt discount. In accordance with ASU 2020-06 Debt – Debt with Conversion and Other Options and Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASU 2020-06”), which we adopted during the first quarter of 2021, the equity component related to our convertible notes of $1.051 billion has been reclassified from “Additional paid-in capital” within “Stockholders’ equity (deficit)” to “Long-term debt and finance lease obligations, net of current portion” and the associated deferred taxes of $246 million has been reclassified from “Additional paid-in capital” within “Stockholders’ equity (deficit)” to “Deferred tax liabilities” on our Condensed Consolidated Balance Sheets.

Assets Recognized Related to the Costs to Obtain a Contract with a Subscriber

We recognize an asset for the incremental costs of obtaining a contract with a subscriber if we expect the benefit of those costs to be longer than one year.  We have determined that certain sales incentive programs in both our Pay-TV and Wireless segments, including those with our independent third-party retailers, meet the requirements to be capitalized, and payments made under these programs are capitalized and amortized to expense over the estimated subscriber life.  During the three months ended March 31, 2021 and 2020, we capitalized $103 million and $38 million, respectively, under these programs.  The amortization expense related to these programs was $75 million and $27 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and December 31, 2020, we had a total of $484 million and $456 million, respectively, capitalized on our Condensed Consolidated Balance Sheets.  These amounts are capitalized in “Other current assets” and “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets, and then amortized in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Advertising Costs

We recognize advertising expense when incurred as a component of selling, general and administrative expense. Advertising expenses totaled $110 million and $131 million for the three months ended March 31, 2021 and 2020, respectively.

Research and Development

Research and development costs are expensed as incurred and are included in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Research and development costs totaled $7 million and $6 million for the three months ended March 31, 2021 and 2020, respectively.

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

The following table presents EPS amounts for all periods and the basic and diluted weighted-average shares outstanding used in the calculation.

	For the Three Months Ended
	March 31,
	2021	2020

	(In thousands, except per share amounts)
Net income (loss)	$641,563	$99,274
Less: Net income (loss) attributable to noncontrolling interests, net of tax	11,339	26,175
Net income (loss) attributable to DISH Network - Basic	630,224	73,099
Interest on dilutive Convertible Notes, net of tax (1)	—	—
Net income (loss) attributable to DISH Network - Diluted	$630,224	$73,099

Weighted-average common shares outstanding - Class A and B common stock:
Basic	526,570	523,152
Dilutive impact of Convertible Notes (2)	107,016	58,192
Dilutive impact of stock awards outstanding	174	37
Diluted	633,760	581,381

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$1.20	$0.14
Diluted net income (loss) per share attributable to DISH Network	$0.99	$0.13

(1)	For both the three months ended March 31, 2021 and 2020, materially all of our interest expense was capitalized. See Note 2 for further information.
(2)	The increase resulted from the issuance of our 0% Convertible Notes due 2025 on December 21, 2020.

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

	As of March 31,
	2021	2020

	(In thousands)
Anti-dilutive stock awards	9,286	6,535
Performance based options (1)	16,940	7,918
Restricted Performance Units/Awards	1,632	1,456
Common stock warrants	46,029	46,029
Total	73,887	61,938

(1)	The increase primarily resulted from the grant of the Ergen 2020 Performance Award during the fourth quarter 2020, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

4.Supplemental Data - Statements of Cash Flows

The following table presents certain supplemental cash flow and other non-cash data. See Note 9 for supplemental cash flow and non-cash data related to leases.

	For the Three Months Ended
	March 31,
	2021	2020

	(In thousands)
Cash paid for interest (including capitalized interest)	$277,849	$242,458
Cash received for interest	457	3,080
Cash paid for income taxes	1,082	158
Capitalized interest (1)	208,452	230,450
Employee benefits paid in Class A common stock	30,304	—
Convertible debt reclassified per ASU 2020-06 (1)	1,051,344	—
Deferred taxes reclassified per ASU 2020-06 (1)	245,778	—
Vendor financing	26,463	—
3550-3650 MHz licenses reclassification (2)	912,939	—

(1)	See Note 2 for further information.
(2)	See Note 11 for further information.

5.Acquisitions

When we acquire a business we recognize the assets acquired, liabilities assumed and any noncontrolling interests at fair value. We expense all transaction costs related to the acquisition as incurred.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Boost Mobile Acquisition

Asset Purchase Agreement

Effective on July 1, 2020, upon the terms and subject to the conditions set forth in the APA and in accordance with the Final Judgment, we completed the Boost Mobile Acquisition and DISH Network officially entered into the retail wireless market, serving more than 9 million subscribers under the Boost Mobile brand.

Consideration Transferred

The acquisition date fair value of consideration transferred in the Boost Mobile Acquisition totaled $1.346 billion, summarized in the following table:

As of July 1, 2020
(In thousands)
Cash consideration (1)	$1,400,000
Net working capital (2)	33,524
Other funding (3)	(87,500)
Total consideration transferred	$1,346,024

(1)	Represents agreed upon purchase price pursuant to the APA paid to T-Mobile on July 1, 2020.
(2)	Represents estimated net working capital acquired under the APA. We have not settled the net working capital under the APA, as certain amounts are currently in dispute and could ultimately change the net working capital settlement.
(3)	Represents receipt of payment from Softbank in connection with the Boost Mobile Acquisition on July 1, 2020.

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

Indemnification Assets and Contingent Liabilities. Pursuant to the APA, T-Mobile agreed to indemnify us against certain specified matters and losses. As of the closing of the transaction and March 31, 2021, we have not recorded either an indemnification asset or liability as the potential liabilities and associated reimbursement by T-Mobile cannot be reasonably estimated. We expect that any liability incurred related to these indemnified matters would be indemnified and reimbursed by T-Mobile. See Note 11 for further information.

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

Ting Mobile Acquisition

On August 1, 2020, we completed the Ting Mobile Acquisition. In addition, we entered into a services agreement pursuant to which Tucows will act as a mobile virtual network enabler for certain of our retail wireless subscribers. The consideration for the Ting Mobile Acquisition is an earn out provision and the fair value of the earn out provision has been assigned to a customer relationship intangible that is recorded in “Intangible assets, net” with the offset recorded in “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets.

Republic Wireless Acquisition

On March 8, 2021, we entered into an asset purchase agreement with Republic Wireless pursuant to which certain assets and liabilities of Republic Wireless, including approximately 200,000 wireless subscribers will transfer to us at closing, subject to certain regulatory approvals. We expect closing to occur in the second quarter of 2021. The consideration for the Republic Wireless Acquisition will consist of an upfront cash payment and an earn-out provision.

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

The term of the Final Judgment is seven years from the date of its entry with the District Court or five years if the DOJ gives notice that the divestitures, build-outs and other requirements have been completed to its satisfaction. A Monitoring Trustee has been appointed by the District Court. The Monitoring Trustee has the power and authority to monitor the Defendants’ compliance with the Final Judgment and settle disputes among the Defendants regarding compliance with the provisions of the Final Judgment and may recommend action to the DOJ in the event a party fails to comply with the Final Judgment.

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

Master Network Services Agreement

T-Mobile and DISH Network entered into an MNSA upon the Closing Date of the Boost Mobile Acquisition, pursuant to which we also receive network services from T-Mobile for a period of seven years.  As set forth in the MNSA, T- Mobile provides to us, among other things, (i) legacy network services for Boost Mobile and certain other prepaid end users on the Sprint network, (ii) T-Mobile network services for certain end users that have been migrated to the T-Mobile network or provisioned on the T-Mobile network by or on behalf of us and (iii) infrastructure mobile network operator services to assist in the access and integration of our network.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Spectrum Purchase Agreement

Pursuant to the Spectrum Purchase Agreement that was entered into upon the Closing Date of the Boost Mobile Acquisition, we are expected to purchase all of Sprint’s 800 MHz spectrum (approximately 13.5 MHz of nationwide spectrum).  The covered spectrum must be divested within the later of three years from the Closing Date and five days after receipt of FCC approval for the transfer, following an application for FCC approval to be filed three years following the closing of the Sprint- T-Mobile merger.  The DOJ may in its sole discretion agree to extend the deadline for the spectrum divestiture for up to 60 days pursuant to the Final Judgment.  T-Mobile may exercise an option to lease back 4 MHz (2 MHz downlink + 2 MHz uplink) of the spectrum for two years following the closing of the 800 MHz spectrum sale at the same per-Pop rate used to calculate the purchase price paid by us to T-Mobile – a rate of approximately $68 million per year.

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

Agreement with the DOJ: The Stipulation and Order and the Final Judgment

Certain of the provisions of the Stipulation and Order and the Final Judgment are also reflected in the terms of the Transaction Agreements. In addition to the terms reflected in the Transaction Agreements, the Stipulation and Order and the Final Judgment provide for other rights and obligations of the Sellers and us, including the following:

●	For a period of one year after the Closing Date, if we determine that certain assets not included in the divestiture were previously used by the Prepaid Business and are reasonably necessary for the continued competitiveness of the Prepaid Business, subject to certain carve-outs, we may request that such assets be transferred to us, which the DOJ can approve or deny in its sole discretion.
●	Within one year of the Closing Date, we are required to offer nationwide postpaid retail mobile wireless service.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

●	If we elect not to purchase the 800 MHz licenses pursuant to the Spectrum Purchase Agreement, we must pay $360 million (equal to 10% of the Spectrum Purchase Agreement purchase price) to the United States. However, we will not be required to make such payment if we have deployed a core network and offered 5G service to at least 20% of the U.S. population within three years of the Closing Date.
●	If we buy the 800 MHz spectrum pursuant to the Spectrum Purchase Agreement but fail to deploy all of the 800 MHz spectrum licenses for use in the provision of retail mobile wireless services by the expiration of the Final Judgment, the DOJ may require us to forfeit to the FCC any of the 800 MHz licenses for spectrum that are not being used to provide retail mobile wireless services, unless we are already providing nationwide retail wireless service.
●	We and T-Mobile were required to negotiate in good faith to reach an agreement for T-Mobile to lease some or all of our 600 MHz spectrum licenses for deployment to retail consumers by T-Mobile. On September 11, 2020, we and T-Mobile entered into an agreement to lease a portion of our 600 MHz spectrum licenses for an annual lease payment of approximately $56 million.
●	We and T-Mobile must agree to support eSIM technology on smartphones.
●	The Sellers must introduce the suppliers and distributors of the Prepaid Business to us and the Sellers may not interfere in our negotiations with such suppliers and distributors.
●	On the first day of the fiscal quarter following the entry of the Final Judgment and of each 180-day period thereafter, we are obligated to provide the DOJ with a description of our deployment efforts over the prior quarter including: (i) the number of communication towers and small cells deployed, (ii) the spectrum bands on which we have deployed equipment, (iii) progress in obtaining devices that operate on our spectrum frequencies, (iv) POPs coverage of our network, (v) the number of our mobile wireless subscriptions, (vi) the amount of traffic transmitted to our subscribers using our network and using T-Mobile’s network, and (vii) whether there are or have been any efforts by T-Mobile to interfere with our efforts to deploy and operate our network.
●	We cannot sell, lease or otherwise provide the right to use any of the divested assets to any national facilities-based mobile wireless provider and may not sell any of the divested assets or similar assets back to T-Mobile during the term of the Final Judgment, except that we may lease back to T-Mobile up to 4 MHz of the 800 MHz spectrum we will acquire (as discussed above).
●	We must comply with the June 14, 2023 AWS-4, Lower 700 MHz E Block, AWS H Block, and nationwide 5G broadband network build-out commitments made to the FCC, subject to verification by the FCC (as described below). If we fail to comply with such build-out commitments, we may be subject to civil contempt in addition to the substantial voluntary contributions and license forfeitures described below if we fail to meet these commitments (as described below).

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

FCC Build-Out Commitments

In a letter filed with the FCC on July 26, 2019, we voluntarily committed to deploy a nationwide 5G broadband network and meet revised timelines relating to the build-out of our AWS-4, Lower 700 MHz E Block, AWS H Block and 600 MHz spectrum assets, subject to certain penalties. Pursuant to these commitments, we requested multi-year extensions to deploy our AWS-4, Lower 700 MHz E Block, and AWS H Block spectrum, and we have committed to build-out our 600 MHz licenses on an accelerated schedule to better align with our 5G deployment. We have also committed to offer 5G broadband service to certain population coverage targets, along with minimum core network, communication tower and spectrum use targets, and have waived our right to deploy any technology of our choice under the FCC’s “flexible use” rules with respect to these spectrum bands. Failure to meet the various commitments would require us to pay voluntary contributions totaling up to $2.2 billion to the FCC and would subject certain licenses in the AWS-4, Lower 700 MHz E Block, and AWS H Block spectrum to forfeiture. We have also agreed not to sell our AWS-4 and 600 MHz spectrum for six years without prior DOJ and FCC approval (unless such sale is part of a change of control of DISH Network). Additionally, we have agreed not to lease a certain percentage of network capacity on our AWS-4 and 600 MHz spectrum for six years to the three largest U.S. wireless carriers (i.e., AT&T, Verizon and T-Mobile), without prior FCC approval. On November 5, 2019, the FCC released an Order that, among other things, approved the Sprint- T-Mobile merger, tolled our existing March 7, 2020 build-out deadline for our AWS-4 and Lower 700 MHz E Block Licenses, and directed the FCC’s Wireless Telecommunications Bureau to adopt our commitments after a 30 day review period (the “FCC Merger Order”).

On September 11, 2020, the FCC’s Wireless Telecommunications Bureau issued an Order adopting these commitments. Our 5G deployment obligations for each of the four spectrum bands are generally set forth below.

●	With respect to the 600 MHz licenses, we must offer 5G broadband service to at least 75% of the population in each Partial Economic Area (which are service areas established by the FCC) no later than June 14, 2025. Note that these commitments are earlier than the previous 600 MHz Final Build-Out Requirement date of June 2029. See Note 11 for further information.
●	With respect to the AWS-4 licenses, we must offer 5G broadband service to at least 20% of the U.S. population and have deployed a core network no later than June 14, 2022, and offer 5G broadband service to at least 70% of the U.S. population no later than June 14, 2023.
●	With respect to the Lower 700 MHz E Block licenses, we must offer 5G broadband service to at least 20% of the U.S. population who are covered by such licenses and have deployed a core network no later than June 14, 2022, and offer 5G broadband service to at least 70% of the U.S. population who are covered by such licenses no later than June 14, 2023.
~~●~~	With respect to the AWS H Block licenses, we must offer 5G broadband service to at least 20% of the U.S. population and have deployed a core network no later than June 14, 2022, and offer 5G broadband service to at least 70% of the U.S. population no later than June 14, 2023.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

6.	Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	March 31,	December 31,
	2021	2020

	(In thousands)
Marketable investment securities:
Current marketable investment securities:
Strategic - available-for-sale	$194	$195
Other	135,291	362,758
Total current marketable investment securities	135,485	362,953
Restricted marketable investment securities (1)	11,347	24,467
Total marketable investment securities	146,832	387,420

Restricted cash and cash equivalents (1)	96,957	83,902

Other investment securities:
Other investment securities	152,719	149,706
Total other investment securities	152,719	149,706

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$396,508	$621,028

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash, cash equivalents and marketable investment securities” on our Condensed Consolidated Balance Sheets.

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

Current Marketable Investment Securities – Strategic

Our current strategic marketable investment securities portfolio includes and may include strategic and financial debt and/or equity investments in private and public companies that are highly speculative and have experienced and continue to experience volatility. As of March 31, 2021, this portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers. The fair value of certain of the debt and equity securities in this portfolio can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of March 31, 2021 and December 31, 2020, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit and trusts.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	March 31, 2021				December 31, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(In thousands)
Cash equivalents (including restricted)	$4,354,289	$63,388	$4,290,901	$—	$3,330,296	$363,123	$2,967,173	$—

Debt securities (including restricted):
U.S. Treasury and agency securities	$2,500	$2,500	$—	$—	$65,992	$65,992	$—	$—
Commercial paper	139,781	—	139,781	—	298,435	—	298,435	—
Corporate securities	2,900	—	2,900	—	22,552	—	22,552	—
Other	1,651	—	1,457	194	441	—	246	195
Total	$146,832	$2,500	$144,138	$194	$387,420	$65,992	$321,233	$195

As of March 31, 2021, restricted and non-restricted marketable investment securities included debt securities of $147 million with contractual maturities within one year. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Derivative Instruments

We have the option to purchase certain of T-Mobile’s 800 MHz spectrum licenses from T-Mobile at a fixed price in the future as part of the Boost Mobile Acquisition.  See Note 5 for further information.  This instrument meets the definition of a derivative and was valued based upon, among other things, our estimate of the underlying asset price, the expected term, volatility and the risk free rate of return at its acquisition date fair value of $713 million. The derivative is remeasured quarterly. As of March 31, 2021 and December 31, 2020, the derivative’s fair value was $687 million and $691 million, respectively, and are included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets. All changes in the derivative’s fair value are recorded in “Other, net” in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) until the option is either exercised or expires. See the table below. We account for our option to purchase certain T-Mobile’s 800 MHz spectrum licenses under the Spectrum Purchase Agreement as a Level 3 derivative.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Gains and Losses on Sales and Changes in Carrying Amounts of Investments

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months Ended
	March 31,
Other, net:	2021	2020

	(In thousands)
Marketable investment securities - realized and unrealized gains (losses)	$317	$58
Derivative instruments - net realized and/or unrealized gains (losses)	(4,000)	—
Costs related to early redemption of debt	(2,600)	—
Equity in earnings (losses) of affiliates	817	867
Other	205	667
Total	$(5,261)	$1,592

7.Inventory

Inventory consisted of the following:

	As of
	March 31,	December 31,
	2021	2020

	(In thousands)
Finished goods	$331,366	$337,787
Work-in-process and service repairs	23,012	25,621
Raw materials	20,698	16,941
Total inventory	$375,076	$380,349

8.Property and Equipment

Property and equipment consisted of the following:

	Depreciable			As of
	Life			March 31,	December 31,
	(In Years)			2021	2020

				(In thousands)
Equipment leased to customers	2	-	5	$1,688,075	$1,736,660
Satellites	2	-	15	1,734,024	1,734,024
Satellites acquired under finance lease agreements	10	-	15	888,940	888,940
Furniture, fixtures, equipment and other	2	-	20	2,144,806	2,091,271
Buildings and improvements	5	-	40	371,495	370,941
Land		-		17,810	17,810
Construction in progress		-		181,889	126,303
Total property and equipment				7,027,039	6,965,949
Accumulated depreciation				(4,846,766)	(4,783,616)
Property and equipment, net				$2,180,273	$2,182,333

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Construction in progress consisted of the following:

	As of
	March 31,	December 31,
	2021	2020

	(In thousands)
Pay-TV	$44,782	$53,486
Wireless	137,107	72,817
Total construction in progress	$181,889	$126,303

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended
	March 31,
	2021	2020

	(In thousands)
Equipment leased to customers	$64,262	$79,714
Satellites	50,193	52,144
Buildings, furniture, fixtures, equipment and other	31,166	33,943
Intangible assets (1)	44,764	1,019
Total depreciation and amortization	$190,385	$166,820

(1)	The increase resulted from the completion of the Boost Mobile Acquisition and the Ting Mobile Acquisition. See Note 5 for further information.

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.

Satellites

Pay-TV Satellites. We currently utilize 13 satellites in geostationary orbit approximately 22,300 miles above the equator, eight of which we own and depreciate over their estimated useful life. We currently utilize certain capacity on one satellite that we lease from EchoStar, which is accounted for as an operating lease. We also lease four satellites from third parties: Ciel II, which is accounted for as an operating lease, and Anik F3, Nimiq 5 and QuetzSat-1, which are accounted for as financing leases and are each depreciated over their economic life.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

As of March 31, 2021, our pay-TV satellite fleet consisted of the following:

		Degree	Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar VII	February 2002	119	N/A
EchoStar X	February 2006	110	N/A
EchoStar XI	July 2008	110	N/A
EchoStar XIV	March 2010	119	N/A
EchoStar XV	July 2010	61.5	N/A
EchoStar XVI	November 2012	61.5	N/A
EchoStar XVIII	June 2016	61.5	N/A
EchoStar XXIII	March 2017	67.9	N/A

Leased from EchoStar (1):
EchoStar IX	August 2003	121	Month to month

Leased from Other Third Party:
Anik F3	April 2007	118.7	April 2022
Ciel II	December 2008	129	January 2022
Nimiq 5	September 2009	72.7	September 2024
QuetzSat-1	September 2011	77	November 2021

(1)	See Note 14 for further information on our Related Party Transactions with EchoStar.

9.Leases

We enter into operating and finance leases for, among other things, communication towers, satellites, office space, warehouses and distribution centers, vehicles and other equipment. Our leases have remaining lease terms from one to 16 years, some of which include renewal options, and some of which include options to terminate the leases within one year.

Our Anik F3, Nimiq 5 and QuetzSat-1 satellites are accounted for as financing leases. Substantially all of our remaining leases are accounted for as operating leases.

The components of lease expense were as follows:

	For the Three Months Ended
	March 31,
	2021	2020

	(In thousands)
Operating lease cost	$14,783	$17,731

Short-term lease cost (1)	3,472	2,667

Finance lease cost:
Amortization of right-of-use assets	17,829	17,904
Interest on lease liabilities	4,288	5,813
Total finance lease cost	22,117	23,717
Total lease costs	$40,372	$44,115

(1)	Leases that have terms of 12 months or less.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Supplemental cash flow information related to leases was as follows:

	For the Three Months Ended
	March 31,
	2021	2020

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,919	$17,656
Operating cash flows from finance leases	$4,058	$5,813
Financing cash flows from finance leases	$17,157	$15,424

Right-of-use assets obtained in exchange for lease obligations:
Operating leases (1)	$20,073	$7,882
Finance leases	$—	$—

(1)	The increase in operating lease assets primarily related to communication tower leases.

Supplemental balance sheet information related to leases was as follows:

	As of
	March 31,	December 31,
	2021	2020

	(In thousands)
Operating Leases:
Operating lease assets	$110,232	$104,271

Other current liabilities	$54,940	$56,856
Operating lease liabilities	69,660	63,526
Total operating lease liabilities	$124,600	$120,382

Finance Leases:
Property and equipment, gross	$889,708	$889,708
Accumulated depreciation	(772,121)	(754,292)
Property and equipment, net	$117,587	$135,416

Other current liabilities	$53,564	$58,379
Other long-term liabilities	90,782	103,795
Total finance lease liabilities	$144,346	$162,174

Weighted Average Remaining Lease Term:
Operating leases	2.8 years	2.8 years
Finance leases	2.9 years	3.1 years

Weighted Average Discount Rate:
Operating leases	4.1%	4.2%
Finance leases	10.5%	10.4%

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Maturities of lease liabilities as of March 31, 2021 were as follows:

	Maturities of Lease Liabilities
	Operating	Finance
For the Years Ending December 31,	Leases	Leases	Total

	(In thousands)
2021 (remaining nine months)	$47,397	$48,403	$95,800
2022	38,600	48,307	86,907
2023	20,312	40,942	61,254
2024	12,236	30,707	42,943
2025	4,947	—	4,947
Thereafter	13,062	—	13,062
Total lease payments	136,554	168,359	304,913
Less: Imputed interest	(11,954)	(24,013)	(35,967)
Total	124,600	144,346	268,946
Less: Current portion	(54,940)	(53,564)	(108,504)
Long-term portion of lease obligations	$69,660	$90,782	$160,442

10.Long-Term Debt and Finance Lease Obligations

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of March 31, 2021 and December 31, 2020:

	As of
	March 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In thousands)
6 3/4% Senior Notes due 2021 (1)	$1,794,646	$1,811,480	$2,000,000	$2,047,260
5 7/8% Senior Notes due 2022	2,000,000	2,094,220	2,000,000	2,095,820
5% Senior Notes due 2023	1,500,000	1,560,705	1,500,000	1,566,300
5 7/8% Senior Notes due 2024	2,000,000	2,101,980	2,000,000	2,099,580
2 3/8% Convertible Notes due 2024	1,000,000	968,280	1,000,000	949,350
0% Convertible Notes due 2025	2,000,000	2,125,240	2,000,000	2,010,000
7 3/4% Senior Notes due 2026	2,000,000	2,203,100	2,000,000	2,236,520
3 3/8% Convertible Notes due 2026	3,000,000	2,894,250	3,000,000	2,886,330
7 3/8% Senior Notes due 2028	1,000,000	1,052,940	1,000,000	1,070,130
Other notes payable	162,944	162,944	137,809	137,809
Subtotal	16,457,590	$16,975,139	16,637,809	$17,099,099
Unamortized debt discount on the Convertible Notes	—		(1,061,203)
Unamortized deferred financing costs and other debt discounts, net	(43,551)		(36,752)
Finance lease obligations (2)	144,346		162,174
Total long-term debt and finance lease obligations (including current portion)	$16,558,385		$15,702,028

(1)	During the three months ended March 31, 2021, we repurchased $205 million of our 6 3/4% Senior Notes due 2021 in open market trades. The remaining balance of $1.795 billion matures on June 1, 2021.
(2)	Disclosure regarding fair value of finance leases is not required.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

11.Commitments and Contingencies

Commitments

We currently expect capital expenditures, excluding capitalized interest, for our 5G Network Deployment to be approximately $10 billion, of which approximately $756 million is included below in “Other long-term obligations.”

As we continue our 5G Network Deployment, we have begun to enter into contracts for future operational expenses, such as communication tower leases. Minimum contractual commitments related to these obligations are also included below in “Other long-term obligations.”

As noted above, “Other long-term obligations” represent minimum payments related to communication tower obligations, certain 5G Network Deployment commitments, and satellite related and other obligations. “Other long-term obligations” totaled $4.350 billion as of December 31, 2020 and $8.541 billion as of March 31, 2021, an increase of $4.191 billion as of March 31, 2021. We expect these totals to continue to increase as we continue our 5G Network Deployment.

As of March 31, 2021, our future “Other long-term obligations” were $790 million for the remaining nine months of 2021, $193 million for 2022, $301 million for 2023, $440 million for 2024, $560 million for 2025, and $6.257 billion thereafter, principally for tower obligations that extend out until 2036, for a total of $8.541 billion.

Future maturities of our long-term debt, finance lease and contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 have not changed materially, other than those disclosed above.

Wireless – 5G Network Deployment

We have directly invested over $12 billion to acquire certain wireless spectrum licenses and related assets and made over $10 billion in non-controlling investments in certain entities, for a total of over $22 billion. The $22 billion of investments related to wireless spectrum licenses does not include $6 billion of capitalized interest related to the carrying value of such licenses.  See Note 2 for further information on capitalized interest.

Recent Wireless Spectrum Acquisitions

3550-3650 MHz. The auction for the Priority Access Licenses for the 3550-3650 MHz band began on July 23, 2020 and ended on August 25, 2020. On September 2, 2020, the FCC announced that Wetterhorn Wireless L.L.C. (“Wetterhorn”), a wholly-owned subsidiary of DISH Network, was the winning bidder of 5,492 Priority Access Licenses in the 3550-3650 MHz band, with Wetterhorn’s aggregate winning bids totaling approximately $913 million. During the second and third quarters 2020, we paid $83 million and $100 million, respectively, to the FCC for our winning bids. On October 1, 2020, we paid the remaining balance of our winning bids of approximately $730 million. On March 12, 2021, the FCC issued an order granting Wetterhorn’s application to acquire the 3550-3650 MHz licenses (the “3550-3650 MHz GHz Licenses”). The payments made in 2020 were included in “Other current assets” as of December 31, 2020 and have been reclassified to “FCC authorizations” as of March 31, 2021 on our Condensed Consolidated Balance Sheets.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

3.7-3.98 GHz. The auction for the Flexible-Use Service Licenses in the 3.7-3.98 GHz Band (“Auction 107”) began on December 8, 2020 and ended on February 17, 2021. On February 24, 2021, the FCC announced that Little Bear Wireless L.L.C. (“Little Bear”), a wholly-owned subsidiary of DISH Network, was the winning bidder of one Flexible-Use Service License in the 3.7-3.98 GHz band, with Little Bear’s aggregate winning bid totaling approximately $3 million. On November 2, 2020, we paid $340 million to the FCC as a deposit for Auction 107.  On March 24, 2021, we received a $337 million refund for the balance of our deposit less our winning bid amount.  On April 2, 2021, the FCC issued a public notice accepting for filing Little Bear’s application to acquire the 3.7-3.98 GHz license (the “3.7-3.98 GHz License”).  The FCC has not yet issued the licenses to Little Bear.

Wireless Spectrum Licenses

These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements that are summarized in the table below:

	As of
	March 31, 2021	Build-Out Deadlines
	Carrying			Expiration
	Amount	Interim	Final	Date
	(In thousands)
Owned:
DBS Licenses (1)	$677,409
700 MHz Licenses	711,871	June 14, 2022 (2)	June 14, 2023 (4)	June 2023
AWS-4 Licenses	1,940,000	June 14, 2022 (2)	June 14, 2023 (4)	June 2023
H Block Licenses	1,671,506	June 14, 2022 (2)	June 14, 2023 (5)	June 2023
600 MHz Licenses	6,211,154		June 14, 2025 (6)	June 2029
MVDDS Licenses (1)	24,000			August 2024
LMDS Licenses (1)	—			September 2028
28 GHz Licenses	2,883		October 2, 2029 (7)	October 2029
24 GHz Licenses	11,772		December 11, 2029 (7)	December 2029
37 GHz, 39 GHz and 47 GHz Licenses	202,533		June 4, 2030 (7)	June 2030
3550-3650 MHz Licenses	912,939		March 12, 2031 (7)	March 2031
Subtotal	12,366,067
Non-controlling Investments:
Northstar	5,618,930	October 2021 (3)	October 2027 (8)	October 2027 (8)
SNR	4,271,459	October 2021 (3)	October 2027 (8)	October 2027 (8)
Total AWS-3 Licenses	9,890,389
Capitalized Interest (9)	5,768,150
Total	$28,024,606

(1)	The build-out deadlines for these licenses have been met.
(2)	For these licenses, we must offer 5G broadband service to at least 20% of the United States population and have developed a core network by this date.
(3)	For these licenses, Northstar Wireless and SNR Wireless must provide reliable signal coverage and offer service to at least 40% of the population of each license area by this date. See (8) below for final build-out deadlines.
(4)	For these licenses, we must offer 5G broadband service to 70% of the United States population by this date; provided, however, if by June 14, 2023, we are offering 5G broadband service with respect to these licenses to at least 50% of the population of the United States, the final deadline shall be further extended automatically to June 14, 2025, for us to construct and offer 5G broadband service to at least 70% of the population in each Economic Area (which is a service area established by the FCC) with respect to these licenses.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(5)	For these licenses, we must offer 5G broadband service to at least 70% of the United States population by this date; provided, however, that if by June 14, 2023, we are offering 5G broadband service with respect to these licenses to at least 50% of the population of the United States, the final deadline shall be further extended automatically to June 14, 2025, for us to construct and offer 5G broadband service to at least 75% of the population in each Economic Area with respect to these licenses.
(6)	For these licenses, we must offer 5G broadband service to at least 75% of the population in each Partial Economic Area (which are service areas established by the FCC) by this date.
(7)	There are a variety of build-out options and associated build-out metrics associated with these licenses.
(8)	For these licenses, Northstar Wireless and SNR Wireless must provide reliable signal coverage and offer service to at least 75% of the population of each license area by this date. If the AWS-3 interim build-out requirement is not met, the AWS-3 expiration date and the AWS-3 final build-out requirement may be accelerated by two years (from October 2027 to October 2025) for each AWS-3 License area in which Northstar Wireless and SNR Wireless do not meet the requirement.
(9)	See Note 2 for further information.

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

We have also entered into multiple long-term agreements with vendors including, among others, Amazon, American Tower, Fujitsu, Palo Alto and VMware for communication towers, radios, software, and network security. During December 2020, we completed a successful field validation, utilizing our fully-virtualized standalone 5G core network and the industry’s first O-RAN compliant radio. We began construction of our first major market, Las Vegas, Nevada, during the second quarter of 2021. We anticipate service for this market to begin by the end of the third quarter of 2021. We currently expect capital expenditures, excluding capitalized interest, for our 5G Network Deployment to be approximately $10 billion.

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

As of March 31, 2021 and December 31, 2020, Northstar Manager’s ownership interest in Northstar Spectrum and SNR Management’s ownership interest in SNR HoldCo was $362 million and $351 million, respectively, recorded as “Redeemable noncontrolling interests” on our Condensed Consolidated Balance Sheets.

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

On July 10, 2020, July 20, 2020, July 24, 2020 and July 31, 2020, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of, respectively, the 026 patent, the 791 patent, the 269 patent and the 388 patent. On January 21, 2021, the United States Patent and Trademark Office agreed to institute proceedings on one of the petitions challenging the 026 patent; on January 27, 2021, it agreed to institute proceedings on one of the petitions challenging the 269 patent; on February 4, 2021, it agreed to institute proceedings on one of the petitions challenging the 791 patent; and on February 12, 2021, it agreed to institute proceedings on one of the petitions challenging the 388 patent. Trial in this matter has been set for November 15, 2021.

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

Bunker IP

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

Cedar Lane

On October 13, 2020, Cedar Lane Technologies filed a complaint against our wholly owned subsidiary, DISH Network L.L.C., in the United States District Court for the Western District of Texas. The complaint alleges infringement of United States Patent No. 6,502,194 (the “194 patent”), entitled “System for playback of network audio material on demand”; United States Patent No. 6,526,411 (the “411 patent”), entitled “System and method for creating dynamic playlists”; United States Patent No. 6,721,489 (the “489 patent”), entitled “Play list manager”; United States Patent No. 7,173,177 (the “177 patent”), entitled “User interface for simultaneous management of owned and unowned inventory”; United States Patent No. 7,642,443 (the “443 patent”), entitled “User interface for simultaneous management of owned and unowned inventory”; and United States Patent No. 8,165,867 (the “867 patent”), entitled “Methods for translating a device command.” Generally, the asserted patents relate to streaming digital audio to a home audio system; aspects of play lists and purchased content; and voice control. Cedar Lane Technologies is a non-practicing entity that has filed more than 75 patent infringement lawsuits. On March 11, 2021, pursuant to a stipulation of the parties, the Court dismissed the case without prejudice. This matter is now concluded.

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

In those third-party challenges, the United States Patent and Trademark Office found that all claims of the 282 patent are unpatentable, and that certain claims of the 784 patent and 318 patent are unpatentable. ClearPlay appealed as to the 784 patent and the 318 patent, and on August 23, 2016, the United States Court of Appeals for the Federal Circuit affirmed the findings of the United States Patent and Trademark Office. On October 31, 2016, the stay was lifted. On October 16, October 21, November 2, 2020 and November 9, 2020, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office requesting ex parte reexamination of the validity of, respectively, the 784 patent, the 799 patent, the 318 patent and the 970 patent; and on November 2, November 20, December 14 and December 15, 2020, the United States Patent and Trademark Office granted each request for reexamination. On April 23, 2021, the United States Patent and Trademark Office issued a Notice of Intent to Issue Ex Parte Reexamination Certificate allowing claim 12 of the 970 patent, and on April 27, 2021, it issued a Notice of Intent to Issue Ex Parte Reexamination Certificate allowing claim 3 of the 784 patent. The trial date, which had been reset to September 26, 2021, has been vacated while the District Court weighs a fully-briefed motion to stay the case pending resolution of the ex parte reexamination proceedings. ClearPlay’s damages expert contends that ClearPlay is entitled to $543 million in damages.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

In a First Amended Complaint filed on August 6, 2018, Contemporary added our wholly-owned subsidiary DISH Network L.L.C. as a defendant. In a Second Amended Complaint filed on October 9, 2018, Contemporary named only our wholly-owned subsidiary DISH Network L.L.C. as a defendant and dropped certain indirect infringement allegations. On June 10, 2019, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of the asserted claims of the 842 patent, the 903 patent, the 643 patent and the 997 patent. On December 13, 2019 and January 7, 2020, the United States Patent and Trademark Office agreed to institute proceedings on each of our petitions. Following Contemporary’s decision not to file Patent Owner Responses to DISH Network L.L.C.’s petitions on the 842 patent and the 903 patent, on April 24, 2020, the United States Patent and Trademark Office entered judgments granting those petitions and canceling the challenged claims of those patents. On November 25, 2020 and December 18, 2020, respectively, the United States Patent and Trademark Office issued final written decisions invalidating all challenged claims of, respectively, the 643 patent and the 997 patent. On February 12, 2021, Contemporary Display noticed an appeal to the United States Court of Appeals for the Federal Circuit challenging the final written decision as to the 997 patent. On July 11, 2019, the Court entered an order staying the case pending resolution of the petitions. On January 31, 2020, pursuant to the parties’ joint motion, the Court dismissed all claims arising from the 202 patent, and extended its stay of the litigation pending non-appealable determinations on all of the petitions before the United States Patent and Trademark Office.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Pursuant to an agreement between the parties, on December 20, 2017, DISH Network L.L.C. dismissed its petitions challenging the 029 patent in the United States Patent and Trademark Office, and on January 9, 2018, the parties dismissed their claims, counterclaims and defenses as to that patent in the litigation. On March 5, 2018, the United States Patent and Trademark Office conducted a trial on the remaining petitions. On June 11, 2018, the United States Patent and Trademark Office issued final written decisions on DISH Network L.L.C.’s petitions challenging the 090 patent and it invalidated all of the asserted claims. On July 25, 2018, the United States Patent and Trademark Office issued final written decisions on DISH Network L.L.C.’s petitions challenging the 437 patent and the 494 patent and it invalidated all of the asserted claims. Customedia appealed its losses before the United States Patent and Trademark Office. The Court of Appeals for the Federal Circuit heard oral argument on November 6, 2019 on the appeal involving the 437 patent, and summarily affirmed the patent’s invalidity on November 8, 2019. On January 7, 2020, Customedia petitioned the Court of Appeals for rehearing or rehearing en banc, raising issues about the constitutionality of the appointment of the administrative patent judges that heard the petition before the Patent and Trademark Office, but the Court of Appeals denied rehearing on March 5, 2020. On July 31, 2020, Customedia filed a petition with the United States Supreme Court asking it to hear a further appeal, but its petition was denied on October 13, 2020. On November 6, 2020, it filed a petition for rehearing on the United States Supreme Court’s decision not to hear a further appeal, but on November 17, 2020, the Supreme Court rejected that petition.

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

Gravel Rating Systems

On April 23, 2021, Gravel Ratings Systems LLC filed a complaint in the United States District Court for the Eastern District of Texas against our wholly-owned subsidiary DISH Wireless L.L.C.  The complaint alleges infringement of U.S. Patent No. 7,590,636 (the “636 patent”), entitled “Knowledge Filter.”  The complaint accuses the Boost Mobile website of infringing the 636 patent in connection with the way in which it collects and stores user comments and ratings.  Gravel Rating Systems has brought similar complaints against, among others, T-Mobile, Costco, Lowe’s, Kohl’s and Target.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Innovative Foundry Technologies LLC

On December 20, 2019, Innovative Foundry Technologies LLC filed a complaint against us (as well as Semiconductor Manufacturing International Corporation; Broadcom Incorporated; Broadcom Corporation; and Cypress Semiconductor Corporation) in the United States District Court for the Western District of Texas. The complaint alleges infringement of United States Patent No. 6,580,122 (the “122 patent”), entitled “Transistor Device Having an Enhanced Width Dimension and a Method of Making Same”; United States Patent No. 6,806,126 (the “126 patent”), entitled “Method of Manufacturing a Semiconductor Component”; United States Patent No. 6,933,620 (the “620 patent”), entitled “Semiconductor Component and Method of Manufacture”; and United States Patent No. 7,009,226 (the “226 patent”), entitled “In-Situ Nitride/Oxynitride Processing with Reduced Deposition Surface Pattern Sensitivity.” On April 9, 2020, Semiconductor Manufacturing International Corporation filed a petition with the United States Patent and Trademark Office challenging the validity of the asserted claims of the 226 patent, and on April 14, 2020, it filed petitions challenging the validity of the asserted claims of the 126 patent and 620 patent. On December 30, 2020, the Court entered an order severing and staying the claims against us and certain other defendants not involved in the manufacturing of the accused chips. On April 22, 2021, the parties filed a stipulation of dismissal with prejudice of all claims against us.

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

Optic153

On January 29, 2021, Optic153 LLC filed a complaint in the United States District Court for the Western District of Texas against us and our wholly-owned subsidiaries DISH Network L.L.C and Dish Network Service L.L.C. The complaint alleges infringement of U.S. Patent No. 6,115,174 (the “174 patent”), entitled “Optical Signal Varying Devices”; U.S. Patent No. 6,236,487 (the “487 patent”), entitled “Optical Communication Control System”; U.S. Patent No. 6,344,922 (the “922 patent”), entitled “Optical Signal Varying Devices”; U.S. Patent No. 6,356,383 (the “383 patent”), entitled “Optical Transmission Systems Including Optical Amplifiers Apparatuses and Methods”; U.S. Patent No. 6,587,261 (the “261 patent”), entitled “Optical Transmission Systems Including Optical Amplifiers Apparatuses and Methods of Use Therein”; and U.S. Patent No. 6,771,413 (the “413 patent”), entitled “Optical Transmission Systems Including Optical Amplifiers, Apparatuses and Methods.” In general, the patents relate to various aspects of the provisioning of fiber optics communications. On April 26, 2021, Optic153 filed a request for dismissal of its claims against us, DISH Network L.L.C. and Dish Network Service L.L.C.  This matter is now concluded.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On July 3, 2018, Sling TV L.L.C., Sling Media L.L.C., DISH Network L.L.C., and DISH Technologies L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of each of the asserted patents. On January 31, 2019, the United States Patent and Trademark Office agreed to institute proceedings on our petitions challenging all asserted claims of each of the asserted patents, and it held trial on the petitions on December 5, 2019. On January 17, 2020, the United States Patent and Trademark Office terminated the petitions as time-barred, but issued a final written decision invalidating the 535 patent to third parties that had timely joined in our petition (and, on January 10, 2020, issued a final written decision invalidating the 535 patent in connection with a third party’s independent petition). On March 16, 2020, Sling TV L.L.C., Sling Media L.L.C., DISH Network L.L.C., and DISH Technologies L.L.C. filed a notice of appeal from the terminated petitions to the United States Court of Appeals for the Federal Circuit. On June 29, 2020, the United States Patent and Trademark Office filed a notice of intervention in the appeal. On March 16, 2021, the Court of Appeals dismissed the appeal for lack of jurisdiction. On January 12, 2021, Realtime Adaptive Streaming filed a notice of dismissal of its claims on the 535 patent. The Colorado Action in the District Court was stayed on February 26, 2019, pending resolution of the petitions, but on January 15, 2021, the District Court lifted the stay and set trial on the remaining 610 patent for August 16, 2021. Realtime Adaptive Streaming’s damages expert contends that Realtime Adaptive Streaming is entitled to $42 million in damages. On August 7, 2020, the United States Patent and Trademark Office granted a request for ex parte reexamination of the validity of the 610 patent.

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

Sound View Innovations, LLC

On December 30, 2019, Sound View Innovations, LLC filed one complaint against our wholly-owned subsidiaries DISH Network L.L.C. and DISH Technologies L.L.C. and a second complaint against our wholly-owned subsidiary Sling TV L.L.C. in the United States District Court for the District of Colorado. The complaint against DISH Network L.L.C. and DISH Technologies L.L.C. alleges infringement of United States Patent No 6,502,133 (the “133 patent”), entitled “Real-Time Event Processing System with Analysis Engine Using Recovery Information” and both complaints allege infringement of United States Patent No. 6,708,213 (the “213 patent), entitled “Method for Streaming Multimedia Information Over Public Networks”; United States Patent No. 6,757,796 (the “796 patent”), entitled “Method and System for Caching Streaming Live Broadcasts transmitted Over a Network”; and United States Patent No. 6,725,456 (the “456 patent”), entitled “Methods and Apparatus for Ensuring Quality of Service in an Operating System.”

On May 21, 2020, June 3, 2020, June 5, 2020 and July 10, 2020, DISH Network L.L.C., DISH Technologies L.L.C. and Sling TV L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of, respectively, the 213 patent, the 133 patent, the 456 patent and the 796 patent. On November 25, 2020, the United States Patent and Trademark Office declined to review the validity of the 213 patent, and on December 18, 2020, DISH Network L.L.C., DISH Technologies L.L.C. and Sling TV L.L.C. filed a request for rehearing of that decision. On January 19, 2021, the United States Patent and Trademark Office agreed to institute proceedings on the 456 patent but declined to review the 133 patent. On February 24, 2021, the United States Patent and Trademark Office agreed to institute proceedings on the 796 patent. On January 26, 2021, the District Court agreed to stay the case pending the outcome of the petitions to the United States Patent and Trademark Office.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On March 12, 2018, the United States Patent and Trademark Office issued a final written decision on a third-party petition challenging the 268 patent, and it invalidated all of the asserted claims. All asserted claims have now been invalidated by the United States Patent and Trademark Office. TQ Delta has filed notices of appeal from the final written decisions adverse to it. On May 9, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the 430 patent and the 412 patent. On July 10, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the asserted claims of the 404 patent. On July 15, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the asserted claims of the 268 patent. On November 22, 2019, the United States Court of Appeals for the Federal Circuit reversed the invalidity finding on the 243 patent and the 158 patent, and then, on March 29, 2020, denied a petition for panel rehearing as to those findings. On April 13, 2021, the Court lifted the stay. On April 23 and April 26, 2021, the United States Patent and Trademark Office issued orders granting requests for ex parte reexamination of, respectively, the 158 patent and the 243 patent.

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

Turner Network Sales

On October 6, 2017, Turner Network Sales, Inc. (“Turner”) filed a complaint against our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Southern District of New York. The operative First Amended Complaint alleges that DISH Network L.L.C. improperly calculated and withheld licensing fees owing to Turner in connection with its carriage of CNN and other networks. On December 14, 2017, DISH Network L.L.C. filed its operative first amended counterclaims against Turner. In the counterclaims, DISH Network L.L.C. seeks a declaratory judgment that it properly calculated the licensing fees owed to Turner for carriage of CNN, and also alleges claims for unrelated breaches of the parties’ affiliation agreement. In its October 1, 2018 damage expert’s report, Turner claimed damages of $159 million, plus $24 million in interest. On September 27, 2019, the Court granted, in part, Turner’s motion for summary judgment, holding, in part, that Turner was entitled to recover approximately $20 million in license fee payments that DISH Network L.L.C. had withheld after it discovered previous over-payments. On February 12, 2020, the parties filed a stipulation to dismiss certain of their respective claims. Trial on the remaining claims in this matter has been re-set for October 3, 2021. Turner’s damages expert contends that Turner is entitled to approximately $206 million in damages.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On June 25, 2019, Sling TV L.L.C. filed a petition with the United States Patent and Trademark Office challenging the validity of all of the asserted claims of the 005 patent. On July 19, 2019 and July 22, 2019, respectively, Sling TV L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of all asserted claims of the 273 patent and the 609 patent. On August 12, 2019, Sling TV L.L.C. filed a petition with the United States Patent and Trademark Office challenging the validity of all of the asserted claims of the 118 patent. On October 18, 2019, pursuant to a stipulation of the parties, the Court entered a stay of the trial proceedings. On January 9, 2020, the United States Patent and Trademark Office agreed to institute proceedings on the petition challenging the 005 patent. On January 15, 2020, the United States Patent and Trademark Office agreed to institute proceedings on the petition challenging the 273 patent. On February 4, 2020, the United States Patent and Trademark Office agreed to institute proceedings on the petition challenging the 609 patent. On February 25, 2020, the United States Patent and Trademark Office declined to institute proceedings on the petition challenging the 118 patent. On December 28, 2020, the United States Patent and Trademark Office issued a final written decision upholding the validity of the challenged claims of the 273 patent and Sling TV L.L.C. has filed a notice of appeal from that decision. On January 5, 2021, the United States Patent and Trademark Office issued a final written decision invalidating all challenged claims of the 005 patent. On January 19, 2021, the United States Patent and Trademark Office issued a final written decision invalidating all challenged claims of the 609 patent (and a second final written decision invalidating all challenged claims of the 609 patent based on a third party’s petition).

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

Thereafter, the Court maintained the stay until October 26, 2018. On February 11, 2019, the Court granted Vermont National’s unopposed motion for leave to file an amended complaint. On March 28, 2019, the defendants filed a motion to dismiss Vermont National’s amended complaint, and on March 23, 2021, the Court granted the motion to dismiss. On April 21, 2021, Vermont National filed a notice of appeal.

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

The total assets, revenue and operating income by segment were as follows:

	As of
	March 31,	December 31,
	2021	2020

	(In thousands)
Total assets:
Pay-TV	$36,602,189	$36,251,281
Wireless	29,929,444	29,921,237
Eliminations	(27,718,495)	(27,932,571)
Total assets	$38,813,138	$38,239,947

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020

	(In thousands)
Revenue:
Pay-TV	$3,203,969	$3,218,024
Wireless	1,294,649	1,102
Eliminations	(765)	(1,737)
Total revenue	$4,497,853	$3,217,389

Operating income (loss):
Pay-TV	$772,743	$541,642
Wireless (1)	91,833	(397,564)
Total operating income (loss)	$864,576	$144,078

(1)	The three months ended March 31, 2020 was negatively impacted by an “Impairment of long-lived assets” of $356 million. See Note 2 for further information.

Geographic Information. Revenue is attributed to geographic regions based upon the location where the goods and services are provided. All service revenue was derived from the United States. Substantially all of our long-lived assets reside in the United States.

The following table summarizes revenue by geographic region:

	For the Three Months Ended
	March 31,
Revenue:	2021	2020

	(In thousands)
United States	$4,485,863	$3,201,448
Canada and Mexico	11,990	15,941
Total revenue	$4,497,853	$3,217,389

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Three Months Ended
	March 31,
Category:	2021	2020

	(In thousands)
Pay-TV subscriber and related revenue	$3,164,367	$3,166,041
Wireless services and related revenue	1,045,167	—
Pay-TV equipment sales and other revenue	39,602	51,983
Wireless equipment sales and other revenue	249,482	1,102
Eliminations	(765)	(1,737)
Total	$4,497,853	$3,217,389

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

13.Contract Balances

Our valuation and qualifying accounts as of March 31, 2021 were as follows:

Allowance for credit losses	Balance at Beginning of Period	Current Period Provision for Expected Credit Losses	Write-offs Charged Against Allowance	Balance at End of Period

	(In thousands)
For the three months ended March 31, 2021	$72,278	$11,168	$(26,821)	$56,625

Deferred revenue related to contracts with our customers is recorded in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets. Changes in deferred revenue related to contracts with our customers were as follows:

Contract
Liabilities
(In thousands)
Balance as of December 31, 2020	$778,832
Recognition of unearned revenue	(3,050,520)
Deferral of revenue	3,059,704
Balance as of March 31, 2021	$788,016

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

“Trade accounts receivable”

As of March 31, 2021 and December 31, 2020, trade accounts receivable from EchoStar was $1 million. These amounts are recorded in “Trade accounts receivable” on our Condensed Consolidated Balance Sheets.

“Trade accounts payable”

As of March 31, 2021 and December 31, 2020, trade accounts payable to EchoStar was $8 million and $6 million, respectively. These amounts are recorded in “Trade accounts payable” on our Condensed Consolidated Balance Sheets.

“Equipment sales and other revenue”

During the three months ended March 31, 2021 and 2020, we received $1 million and $2 million, respectively, for services provided to EchoStar. These amounts are recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these revenues are discussed below.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

In September 2019, in connection with the Master Transaction Agreement, we entered into an agreement pursuant to which we provide HNS with certain additional collocation space in Cheyenne, Wyoming, which expired in September 2020. In October 2019, HNS provided a termination notice for its New Braunfels, Texas agreement, effective as of May 2020. The fees for the services provided under these agreements depend, among other things, on the number of racks leased and/or antennas present at the location.

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

“Cost of services”

During the three months ended March 31, 2021 and 2020, we incurred $4 million and $6 million, respectively, of costs for services provided to us by EchoStar. These amounts are recorded in “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

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

Nimiq 5 Agreement. During 2009, EchoStar entered into a fifteen-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree orbital location (the “Telesat Transponder Agreement”). The Telesat Transponder Agreement was transferred to us on September 10, 2019 pursuant to the Master Transaction Agreement. Also, in September 2019, we and EchoStar entered into an agreement whereby we compensate EchoStar for retaining certain obligations to Telesat related to our performance under the Telesat Transponder Agreement.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

“Cost of sales – equipment and other”

During each of the three months ended March 31, 2021 and 2020, we incurred $1 million for satellite hosting, operations and maintenance services as well as transmission of certain data.  These amounts are recorded in “Cost of sales – equipment and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

“Selling, general and administrative expenses”

During the three months ended March 31, 2021 and 2020, we incurred $3 million and $4 million, respectively, for selling, general and administrative expenses for services provided to us by EchoStar. These amounts are recorded in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Professional Services Agreement. Prior to 2010, in connection with the Spin-off, we entered into various agreements with EchoStar including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired on January 1, 2010 and were replaced by a Professional Services Agreement. During 2009, we and EchoStar agreed that EchoStar shall continue to have the right, but not the obligation, to receive the following services from us, among others, certain of which were previously provided under the Transition Services Agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services. Additionally, we and EchoStar agreed that we shall continue to have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for us (previously provided under the Satellite Procurement Agreement) and receive logistics, procurement and quality assurance services from EchoStar (previously provided under the Services Agreement) and other support services. In connection with the completion of the Share Exchange on February 28, 2017, DISH Network and EchoStar amended the Professional Services Agreement to, among other things, provide certain transition services to each other related to the Share Exchange Agreement. In addition, pursuant to the Master Transaction Agreement, we and EchoStar amended the Professional Services Agreement effective September 10, 2019 to, among other things, provide certain transition services to each other related to the Master Transaction Agreement and to remove certain services no longer necessary as a result of the Master Transaction Agreement. See above for further information on the Master Transaction Agreement. During March 2020, we and EchoStar added a service under the Professional Services Agreement whereby we provide EchoStar with rights to use certain satellite capacity in exchange for certain credits to amounts owed by us to EchoStar under the TerreStar Agreement described above. The Professional Services Agreement renewed on January 1, 2021 for an additional one-year period until January 1, 2022 and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days’ notice. However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days’ notice.

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

Patent Cross-License Agreements. In December 2011, we and EchoStar entered into separate patent cross-license agreements with the same third party whereby: (i) EchoStar and such third-party licensed their respective patents to each other subject to certain conditions; and (ii) we and such third-party licensed our respective patents to each other subject to certain conditions (each, a “Cross-License Agreement”). Each Cross License Agreement covers patents acquired by the respective party prior to January 1, 2017 and aggregate payments under both Cross-License Agreements total less than $10 million. In December 2016, we and EchoStar independently exercised our respective options to extend each Cross-License Agreement to include patents acquired by the respective party prior to January 1, 2022.

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

Hughes Broadband Master Services Agreement.  In March 2017, DISH Network L.L.C. (“DNLLC”) and HNS entered into the MSA pursuant to which DNLLC, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders for the Hughes broadband satellite service and related equipment; and (ii) installs Hughes service equipment with respect to activations generated by DNLLC.  Under the MSA, HNS will make certain payments to DNLLC for each Hughes service activation generated, and installation performed, by DNLLC.  Payments from HNS for services provided are recorded in “Service revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). For the three months ended March 31, 2021 and 2020, these payments were $2 million and $4 million, respectively. The MSA has an initial term of five years with automatic renewal for successive one-year terms.  After the first anniversary of the MSA, either party has the ability to terminate the MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party.  Upon expiration or termination of the MSA, HNS will continue to provide the Hughes service to subscribers and make certain payments to DNLLC pursuant to the terms and conditions of the MSA. For the three months ended March 31, 2021 and 2020, we purchased broadband equipment from HNS of $1 million and $4 million, respectively, under the MSA.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The table below summarizes our transactions with NagraStar:

	For the Three Months Ended
	March 31,
	2021	2020

	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$11,770	$14,092

	As of
	March 31,	December 31,
	2021	2020

	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$7,893	$9,038
Commitments to NagraStar	$4,171	$3,260

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

The table below summarizes our transactions with Dish Mexico:

	For the Three Months Ended
	March 31,
	2021	2020

	(In thousands)
Sales:
Satellite capacity	$5,462	$5,462
Uplink services	1,295	1,381
Total	$6,757	$6,843

	As of
	March 31,	December 31,
	2021	2020

	(In thousands)
Amounts Receivable:
Amounts receivable from Dish Mexico	$16,628	$17,029

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q. This management’s discussion and analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2020 under the caption “Item 1A. Risk Factors.” Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation to update any forward-looking statements.

Overview

We currently operate two primary business segments, Pay-TV and Wireless. Our Wireless business segment consists of two business units, Retail Wireless and 5G Network Deployment.

Our Pay-TV business strategy is to be the best provider of video services in the United States by providing products with the best technology, outstanding customer service, and great value. We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, FCC licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“SLING TV”). We promote our Pay-TV services as providing our subscribers with a better “price-to-value” relationship than those available from other subscription television service providers. We market our SLING TV services to consumers who do not subscribe to traditional satellite and cable pay-TV services, as well as to current and recent traditional pay-TV subscribers who desire a lower cost alternative.

Our Retail Wireless business unit offers prepaid and postpaid retail wireless services to subscribers under our Boost Mobile and Ting Mobile brands, as well as a competitive portfolio of wireless devices. We offer customers value by providing choice and flexibility in our wireless services. We offer competitive consumer plans with no annual service contracts. Our retail wireless business strategy is to expand our current target segments and profitably grow our subscriber base by acquiring and retaining high quality subscribers while we complete our 5G Network Deployment. We intend to acquire high quality subscribers by providing competitive offers with innovative new value-added services that better meet those subscribers’ needs and budget. We intend on retaining those subscribers through compelling new value-added services and outstanding customer service. As we work to integrate our retail wireless brands one of our focuses will be to ensure that our Pay-TV subscribers are aware of the increased value available to them through our retail wireless brands.

Our 5G Network Deployment business unit strategy is to commercialize our wireless spectrum licenses through our 5G Network Deployment. To that end, we have undertaken several key steps including identifying markets to build out, making executive and management hires and entering into agreements with key vendors. For example, on November 16, 2020, we announced a long-term agreement with Crown Castle pursuant to which Crown Castle will lease us space on up to 20,000 communication towers.  As part of the agreement, we will also receive certain fiber transport services and have the option to utilize Crown Castle for pre-construction services.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

We have also entered into multiple long-term agreements with vendors including, among others, Amazon, American Tower, Fujitsu, Palo Alto and VMware for communication towers, radios, software, and network security. During December 2020, we completed a successful field validation, utilizing our fully-virtualized standalone 5G core network and the industry’s first O-RAN compliant radio. We began construction of our first major market, Las Vegas, Nevada, during the second quarter of 2021. We anticipate service for this market to begin by the end of the third quarter of 2021.

Recent Developments

COVID-19 Update

A novel strain of coronavirus which causes the disease COVID-19 has resulted in a worldwide pandemic.  COVID-19 has surfaced in nearly all regions around the world and resulted in global travel restrictions and business slowdowns or shutdowns.  The COVID-19 pandemic has also created unanticipated circumstances and uncertainty, disruption, and significant volatility in the economic environment generally, which have adversely affected, and may continue to adversely affect, our business operations and could materially and adversely affect our business, financial condition and results of operations.  As the COVID-19 pandemic continues, many of our subscribers are impacted by recommendations and/or mandates from federal, state, and local authorities to practice social distancing, to refrain from gathering in groups and, in some areas, to refrain from non-essential movements outside of their homes. While certain government regulations and/or mandates have eased, or are expected to ease in 2021 and COVID-19 vaccines have become more available in certain areas, governmental authorities are continuing to take various actions in an effort to slow the spread of COVID-19. COVID-19 continues to impact our business during 2021, in particular in the following areas:

●	In response to the outbreak and business disruption, first and foremost, we have prioritized the health and safety of our employees. We have implemented increased health and safety practices including, increased use of personal protective equipment for employees to protect them and our subscribers, and temperature checks at certain locations.

●	Our commercial business is impacted as many bars, restaurants, and other commercial establishments have been and continue to be recommended and/or mandated to operate at reduced capacity. In addition, airlines and hotels have reduced operations as a result of government actions and/or related lower consumer demand.

●	Beginning in the second half of March 2020, COVID-19 and the related governmental recommendations and/or mandates created reduced in person selling opportunities, and a reduction in subscribers’ willingness to open direct mail marketing and allow in-home technicians into their homes. As a result, we reduced our marketing expenditures and our gross new DISH TV subscribers began to decrease.

●	Our Retail Wireless business unit was impacted as governmental recommendations and/or mandates reduced in person selling opportunities.

●	Our OnTech Smart Services and DISH Smart Home Services brands were impacted as in-home installation and support has been impacted by government actions and/or related lower consumer demand for these services.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

●	Our supply chain has been impacted by COVID-19, and there have been and could be additional significant and unanticipated interruptions and/or delays in the supply of materials and/or equipment across our supply chain, due to, among other things, surges in COVID-19. Moreover, the recent surges in COVID-19 cases in areas outside the United States and the stringent lockdowns implemented in response to such surges are causing interruptions and/or delays that are adversely impacting, among other things, the software, hardware and testing related to our 5G Network Deployment. In addition, during 2021 there have been worldwide interruptions and delays in the supply of electronic components including semi-conductors, which may significantly impact our ability to obtain set-top boxes, wireless devices and wireless network equipment. Furthermore, we may not be able to diversify sources of supply in a timely manner to mitigate these interruptions and/or delays. These interruptions and/or delays in our supply chain could have a material adverse effect on our business, including our Pay-TV and Retail Wireless operations, our ability to meet our build-out requirement deadlines for our wireless spectrum licenses and our 5G Network Deployment generally.

●	Due to the economic climate, combined with changing needs of our subscribers and how we can best serve them, during the second quarter of 2020, we made the decision to reevaluate our organization. This included a focused set of staffing reductions to align our workforce to best serve our subscribers.

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

Acquisitions

Boost Mobile Acquisition

Asset Purchase Agreement. On July 26, 2019, we entered into an Asset Purchase Agreement (the “APA”) with T-Mobile and Sprint Corporation (“Sprint” and together with T-Mobile, the “Sellers” and given the consummation of the Sprint- T-Mobile merger, sometimes referred to as “NTM”) to acquire from NTM certain assets and liabilities associated with Sprint’s Boost Mobile and Sprint-branded prepaid mobile services businesses (the “Prepaid Business”) for an aggregate purchase price of $1.4 billion, as adjusted for specific categories of net working capital on the closing date (the “Boost Mobile Acquisition”). Effective July 1, 2020 (the “Closing Date”), upon the terms and subject to the conditions set forth in the APA and in accordance with the Final Judgment (as defined below), we and T-Mobile completed the Boost Mobile Acquisition and DISH Network officially entered into the retail wireless market, serving more than 9 million subscribers under the Boost Mobile brand.

In connection with the Boost Mobile Acquisition and the consummation of the Sprint- T-Mobile merger, we, T-Mobile, Sprint, Deutsche Telekom AG (“DT”) and SoftBank Group Corporation (“SoftBank”) came to an agreement with the United States Department of Justice (the “DOJ”) on key terms and approval of the Transaction Agreements (as defined in Note 5 in the Notes to our Condensed Consolidated Financial Statements) and our wireless service business and spectrum. On July 26, 2019, we, T-Mobile, Sprint, DT and SoftBank (collectively, the “Defendants”) entered into a Stipulation and Order (the “Stipulation and Order”) with the DOJ binding the Defendants to a Proposed Final Judgment (the “Proposed Final Judgment”) which memorialized the agreement between the DOJ and the Defendants.

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

Ting Mobile Acquisition

On August 1, 2020, we completed an asset purchase agreement with Tucows Inc. (“Tucows”) pursuant to which we purchased the assets of Ting Mobile, including over 200,000 Ting Mobile subscribers (the “Ting Mobile Acquisition”). In addition, we entered into a services agreement pursuant to which Tucows will act as a mobile virtual network enabler for certain of our retail wireless subscribers. The consideration for the Ting Mobile Acquisition is an earn out provision and the fair value of the earn out provision has been assigned to a customer relationship intangible that is recorded in “Intangible assets, net” with the offset recorded in “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets. See Note 5 in the Notes to our Condensed Consolidated Financial Statements for further information.

Republic Wireless Acquisition

On March 8, 2021, we entered into an asset purchase agreement with Republic Wireless Inc. (“Republic Wireless”) pursuant to which certain assets and liabilities of Republic Wireless, including approximately 200,000 wireless subscribers will transfer to us at closing, subject to certain regulatory approvals. We expect closing to occur in the second quarter of 2021. The consideration for the Republic Wireless Acquisition will consist of an upfront cash payment and an earn-out provision.

We accounted for the Boost Mobile Acquisition and Ting Mobile Acquisition (as defined above) as business combinations. The identifiable assets acquired and liabilities assumed were recorded at their preliminary fair values as of the acquisition date and are consolidated into our financial statements. See Note 5 in the Notes to our Condensed Consolidated Financial Statements for further information.

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

Cost of services. “Cost of services” principally include Pay-TV programming expenses and other operating costs related to our Pay-TV segment and costs of wireless services (including costs incurred under the MNSA).

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

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” primarily includes interest expense associated with our long-term debt (net of capitalized interest), prepayment premiums, amortization of debt discounts and debt issuance costs associated with our long-term debt, and interest expense associated with our finance lease obligations.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Segments

Business Segments

We currently operate two primary business segments: (1) Pay-TV; and (2) Wireless. Our Wireless segment consists of two business units, the Retail Wireless business unit and 5G Network Deployment business unit. Revenue and operating income (loss) by segment are shown in the table below:

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020.

	For the Three Months Ended
	March 31,		Variance
	2021	2020	Amount	%

	(In thousands)
Revenue:
Pay-TV	$3,203,969	$3,218,024	$(14,055)	(0.4)
Wireless	1,294,649	1,102	1,293,547	*
Eliminations	(765)	(1,737)	972	56.0
Total revenue	$4,497,853	$3,217,389	$1,280,464	39.8

Operating income (loss):
Pay-TV	$772,743	$541,641	$231,102	42.7
Wireless	91,833	(397,563)	489,396	*
Total operating income (loss)	$864,576	$144,078	$720,498	*

*Percentage is not meaningful

Total revenue. Our consolidated revenue totaled $4.498 billion for the three months ended March 31, 2021, an increase of $1.280 billion or 39.8% compared to the same period in 2020. The increase primarily resulted from the completion of the Boost Mobile Acquisition.

Total operating income (loss). Our consolidated operating income totaled $865 million for the three months ended March 31, 2021, an increase of $720 million compared to the same period in 2020. The change primarily resulted from an increase in the operating income from our Pay-TV segment and our Retail Wireless business unit. The three months ended March 31, 2020 was negatively impacted by operating losses associated with our 5G Network Deployment business unit, principally related to an “Impairment of long-lived assets” of $356 million. See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV Segment

We offer Pay-TV services under the DISH® brand and the SLING® brand. As of March 31, 2021, we had 11.060 million Pay-TV subscribers in the United States, including 8.686 million DISH TV subscribers and 2.374 million SLING TV subscribers.

We promote our Pay-TV services as providing our subscribers with better service, technology and value than those available from other subscription television service providers. We offer a wide selection of video services under the DISH TV brand, with access to hundreds of channels depending on the level of subscription. Our standard programming packages generally include programming provided by national and regional cable networks. We also offer programming packages that include local broadcast networks, specialty sports channels, premium movie channels and Latino and international programming. We market our SLING TV services to consumers who do not subscribe to traditional satellite and cable pay-TV services, as well as to current and recent traditional pay-TV subscribers who desire a lower cost alternative. Our SLING TV services require an Internet connection and are available on multiple streaming-capable devices including streaming media devices, TVs, tablets, computers, game consoles and phones. We offer SLING domestic, SLING International, and SLING Latino video programming services.

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

Furthermore, our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate may be negatively impacted if we are unable to renew our long-term programming carriage contracts before they expire. In the past, our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers. There can be no assurance that channel removals will not have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – PAY-TV Segment

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020.

	For the Three Months Ended March 31,		Variance
Statements of Operations Data	2021	2020	Amount	%

	(In thousands)
Revenue:
Service revenue	$3,164,367	$3,166,041	$(1,674)	(0.1)
Equipment sales and other revenue	39,602	51,983	(12,381)	(23.8)
Total revenue	3,203,969	3,218,024	(14,055)	(0.4)

Costs and expenses:
Cost of services	1,929,834	2,052,071	(122,237)	(6.0)
% of Service revenue	61.0%	64.8%
Cost of sales - equipment and other	20,136	34,001	(13,865)	(40.8)
Selling, general and administrative expenses	338,409	427,837	(89,428)	(20.9)
% of Total revenue	10.6%	13.3%
Depreciation and amortization	142,847	162,474	(19,627)	(12.1)
Total costs and expenses	2,431,226	2,676,383	(245,157)	(9.2)

Operating income (loss)	$772,743	$541,641	$231,102	42.7

Other data:
Pay-TV subscribers, as of period end (in millions) **	11.060	11.323	(0.263)	(2.3)
DISH TV subscribers, as of period end (in millions) **	8.686	9.012	(0.326)	(3.6)
SLING TV subscribers, as of period end (in millions)	2.374	2.311	0.063	2.7
Pay-TV subscriber additions (losses), net (in millions)	(0.230)	(0.413)	0.183	44.3
DISH TV subscriber additions (losses), net (in millions)	(0.130)	(0.132)	0.002	1.5
SLING TV subscriber additions (losses), net (in millions)	(0.100)	(0.281)	0.181	64.4
Pay-TV ARPU	$93.63	$88.76	$4.87	5.5
DISH TV subscriber additions, gross (in millions)	0.210	0.299	(0.089)	(29.8)
DISH TV churn rate	1.30%	1.54%	(0.24)%	(15.6)
DISH TV SAC	$790	$861	$(71)	(8.2)
Purchases of property and equipment	52,833	78,392	(25,559)	(32.6)
OIBDA	$915,590	$704,115	$211,475	30.0

* Percentage is not meaningful.

**During the first quarter 2020, we removed approximately 250,000 subscribers representing commercial accounts impacted by COVID-19 from our ending Pay-TV subscriber count.  During the year ended December, 31, 2020, 80,000 of these subscribers came off pause or had temporary rate relief end and are included in our ending Pay-TV subscriber count and 69,000 of these subscribers disconnected. During the three months ended March 31, 2021, the remaining commercial accounts representing 101,000 subscribers disconnected. The effect of the removal of the 250,000 subscribers, the addition of these 80,000 subscribers and disconnect of 170,000 subscribers was excluded from the calculation of our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions/losses and Pay-TV churn rate.  See “Results of Operations – Pay-TV subscribers” for further information.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV subscribers

DISH TV subscribers. We lost approximately 130,000 net DISH TV subscribers during the three months ended March 31, 2021 compared to the loss of approximately 132,000 net DISH TV subscribers during the same period in 2020. This decrease in net DISH TV subscriber losses primarily resulted from lower gross new DISH TV subscriber activations, offset by a lower DISH TV churn rate.

SLING TV subscribers. We lost approximately 100,000 net SLING TV subscribers during the three months ended March 31, 2021 compared to the loss of approximately 281,000 net SLING TV subscribers during the same period in 2020. The decrease in net SLING TV subscriber losses was primarily related to lower subscriber disconnects resulting from our emphasis on acquiring and retaining higher quality subscribers, partially offset by lower SLING TV subscriber activations. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers. The three months ended March 31, 2020 was negatively impacted by delays and cancellations of sporting events as a result of COVID-19.

DISH TV subscribers, gross. During the three months ended March 31, 2021, we activated approximately 210,000 gross new DISH TV subscribers compared to approximately 299,000 gross new DISH TV subscribers during the same period in 2020, a decrease of 29.8%. This decrease in our gross new DISH TV subscriber activations was primarily related to the impact of COVID-19. Beginning in the second half of March 2020, COVID-19 and the related governmental recommendations and/or mandates created reduced in person selling opportunities, and a reduction in customers’ willingness to open direct mail marketing and allow in-home technicians into their homes. As a result, beginning in the first quarter 2020, we reduced our marketing expenditures and our gross new DISH TV subscribers began to decrease. We continue to assess the impact of COVID-19 and cannot predict with certainty the impact to our gross new DISH TV subscribers as a result of, among other things, lower discretionary spending and reduced ability to perform our in-home service operations due to the impact of social distancing. In addition, our gross new DISH TV subscriber activations continue to be negatively impacted by stricter customer acquisition policies for our DISH TV subscribers, including an emphasis on acquiring higher quality subscribers, and by increased competitive pressures, including aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, and channel removals.

DISH TV churn rate. Our DISH TV churn rate for the three months ended March 31, 2021 was 1.30% compared to 1.54% for the same period in 2020. This decrease primarily resulted from the impact of COVID-19, including, among other things, the recommendations and/or mandates from federal, state, and local authorities that customers refrain from non-essential movements outside of their homes and the resulting increased consumption of our Pay-TV services. In addition, COVID-19 had an impact on competitive pressures due to, among other things, a reduction in customers’ willingness to allow competitors’ technicians into their homes. We continue to assess the impact of COVID-19 and cannot predict with certainty the impact to our DISH TV churn rate as a result of, among other things, lower discretionary spending and reduced ability to perform our in-home service operations due to the impact of social distancing. In addition, this decrease also resulted from our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Beginning in March 2020, several federal, state, and local government agencies implemented recommendations, guidelines, and orders regarding “social distancing” in an attempt to slow or stop the spread of COVID-19. As a result of these actions, many bars, restaurants, and other commercial establishments were ordered to and in certain cases continue to be recommended and/or ordered to suspend all non-essential “in-person” business operations and/or operate at reduced capacity. In addition, airlines and hotels significantly reduced operations as a result of government actions and/or related lower consumer demand. In an effort to avoid charging commercial customers for services in their establishments which were or are no longer open to the public, we paused service or provided temporary rate relief for certain of those commercial accounts. For certain commercial accounts, each subscription is counted as one Pay-TV subscriber. For other commercial accounts, as discussed above, we divide our total revenue for these commercial accounts by $34.99, and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our Pay-TV subscriber count. During the first quarter 2020, we removed 250,000 subscribers from our ending Pay-TV subscriber count for commercial accounts we placed on pause, or received reduced revenue, or for which we anticipate the account to disconnect due to COVID-19. During the year ended December 31, 2020, 80,000 of these subscribers came off pause or had temporary rate relief end and 69,000 of these subscribers disconnected. We did not incur any significant expenses in connection with the return of the 80,000 commercial accounts and accordingly, those commercial accounts were added to our ending subscriber count during the periods they returned in 2020 and were not recorded as gross new Pay-TV subscriber activations. During the first quarter of 2021, the remaining commercial accounts representing 101,000 subscribers disconnected.

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

Service revenue. “Service revenue” totaled $3.164 billion for the three months ended March 31, 2021, a decrease of $2 million or 0.1% compared to the same period in 2020. The decrease in “Service revenue” compared to the same period in 2020 was primarily related to a lower average Pay-TV subscriber base, offset by an increase in Pay-TV ARPU, discussed below.

Pay-TV ARPU. Pay-TV ARPU was $93.63 during the three months ended March 31, 2021 versus $88.76 during the same period in 2020. The $4.87 or 5.5% increase in Pay-TV ARPU was primarily attributable to the DISH TV programming package price increases in the first quarter 2021 and 2020, the SLING TV programming package price increases in the first quarter 2021 and 2020 and higher ad sales revenue, partially offset by an increase in SLING TV subscribers as a percentage of our total Pay-TV subscriber base. SLING TV subscribers on average purchase lower priced programming services than DISH TV subscribers, and therefore, the increase in SLING TV subscribers as a percentage of our total Pay-TV subscriber base had a negative impact on Pay-TV ARPU.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Cost of services. “Cost of services” totaled $1.930 billion during the three months ended March 31, 2021, a decrease of $122 million or 6.0% compared to the same period in 2020. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base and a decrease in variable and retention costs per subscriber, partially offset by higher programming costs per subscriber. Variable and retention costs per subscriber decreased due to, among other things, increased operational efficiencies, including a focused set of staffing reductions in 2020. Programming costs per subscriber increased during the three months ended March 31, 2021 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. “Cost of services” represented 61.0% and 64.8% of “Service revenue” during the three months ended March 31, 2021 and 2020, respectively.

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

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $338 million during the three months ended March 31, 2021, an $89 million or 20.9% decrease compared to the same period in 2020. This change was primarily driven by a decrease in subscriber acquisition costs resulting from reduced marketing expenditures and fewer gross new DISH TV subscriber activations, and by cost cutting initiatives in the Pay-TV segment, including a focused set of staffing reductions in 2020.

DISH TV SAC.  DISH TV SAC was $790 during the three months ended March 31, 2021 compared to $861 during the same period in 2020, a decrease of $71 or 8.2%.  This change was primarily attributable to a decrease in advertising costs per subscriber and higher commercial additions compared to the same period in 2020. Commercial activations historically have lower DISH TV SAC than residential activations, and therefore the increase in commercial activations had a positive impact on DISH TV SAC. Beginning in the first quarter 2020, as a result of COVID-19 and the related governmental recommendations and/or mandates, our in person selling opportunities and our customers’ willingness to open direct mail marketing and allow in-home technicians into their homes were reduced. Accordingly, we reduced our marketing expenditures starting in the first quarter 2020 and therefore our gross new DISH TV subscriber activations decreased.

During the three months ended March 31, 2021 and 2020, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $22 million and $35 million, respectively. This decrease in capital expenditures primarily resulted from a decrease in gross new DISH TV subscriber activations.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Wireless Segment

Our Wireless business segment operates in two business units, Retail Wireless and 5G Network Deployment. Revenue, operating income (loss) and purchases of property and equipment by business unit are shown in the table below:

For the Three Months Ended March 31, 2021	Retail Wireless	5G Network Deployment	Total Wireless

	(In thousands)
Total revenue	$1,279,955	$14,694	$1,294,649
Operating income (loss)	$123,879	$(32,046)	$91,833
Purchases of property and equipment	$16,338	$45,925	$62,263

Wireless – Retail Wireless

As a result of the Boost Mobile Acquisition and the Ting Mobile Acquisition, we have entered the retail wireless business. See Note 5 for further information. We offer nationwide prepaid and postpaid retail wireless services to subscribers under our Boost Mobile and Ting Mobile brands, as well as a competitive portfolio of wireless devices.  LG Electronics Inc., a large provider of wireless devices, recently announced they are closing their mobile business unit. We are working to procure wireless devices from alternative suppliers, however, there can be no assurances we will be able to procure the supply needed to meet subscriber demand and any inability to do so could negatively impact our wireless subscriber activations, retail wireless base and our result of operations. Prepaid wireless subscribers generally pay in advance for monthly access to wireless talk, text, and data services.  Postpaid wireless subscribers generally are qualified to pay after receiving wireless talk, text, and data services.  We are currently operating our retail wireless business unit as a mobile virtual network operator (“MVNO”) while we build our 5G broadband network.

As an MVNO, we depend primarily on T-Mobile to provide us with network services under the MNSA.  A majority of our Retail Wireless subscribers currently receive services through T-Mobile’s CDMA Network, under the MNSA.  T-Mobile provided notice for the first time in October 2020 that it intends to shutdown the CDMA Network on or around January 1, 2022, significantly earlier than the July 2023 date that T-Mobile had previously communicated to regulators would be the earliest shutdown date.  In the event that this shutdown were to occur on this accelerated timeframe, this would disrupt our Retail Wireless subscriber base by, among other things, having our subscribers potentially lose service and/or face increased costs.  A forced migration of this scale under this accelerated time frame will potentially leave millions of low-income Boost subscribers without service.  DISH Network is working to mitigate the harms of this shutdown, however, there can be no assurance these attempts will be successful.

We acquired over 9 million subscribers as a result of the Boost Mobile Acquisition and acquired over 200,000 subscribers as a result of the Ting Mobile Acquisition.  Our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2021 includes the results of the Boost Mobile Acquisition from July 1, 2020 and the Ting Mobile Acquisition from August 1, 2020. As of March 31, 2021, we had 8.894 million retail wireless subscribers.

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

Wireless – 5G Network Deployment

We have directly invested over $12 billion to acquire certain wireless spectrum licenses and related assets and made over $10 billion in non-controlling investments in certain entities, for a total of over $22 billion. The $22 billion of investments related to wireless spectrum licenses does not include $6 billion of capitalized interest related to the carrying value of such licenses.  See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information on capitalized interest.

DISH Network Spectrum

We have directly invested over $12 billion to acquire certain wireless spectrum licenses and related assets.  These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements.

We plan to commercialize our wireless spectrum licenses through our 5G Network Deployment. To that end, we have undertaken several key steps including identifying markets to build out, making executive and management hires and entering into agreements with key vendors. For example, on November 16, 2020, we announced a long-term agreement with Crown Castle pursuant to which Crown Castle will lease us space on up to 20,000 communication towers.  As part of the agreement, we will also receive certain fiber transport services and have the option to utilize Crown Castle for pre-construction services.  We have also entered into multiple long-term agreements with vendors including, among others, Amazon, American Tower, Fujitsu, Palo Alto and VMware for communication towers, radios, software, and network security. During December 2020, we completed a successful field validation, utilizing our fully-virtualized standalone 5G core network and the industry’s first O-RAN compliant radio. We began construction of our first major market, Las Vegas, Nevada, during the second quarter of 2021. We anticipate service for this market to begin by the end of the third quarter of 2021.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

We will need to make significant additional investments or partner with others to, among other things, complete our 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses.  Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly.  In addition, as we complete our 5G Network Deployment we will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure.  We may also determine that additional wireless spectrum licenses may be required to complete our 5G Network Deployment and to compete with other wireless service providers.  See Note 2 and Note 11 in the Notes to our Condensed Consolidated Financial Statements for further information.

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

The AWS-3 Licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. The Northstar Entities and/or the SNR Entities may need to raise significant additional capital in the future, which may be obtained from third party sources or from us, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential Northstar Re-Auction Payment and SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC. Depending upon the nature and scope of such commercialization, build-out and integration efforts, regulatory compliance, and potential Northstar Re-Auction Payment and SNR Re-Auction Payment, any loans, equity contributions or partnerships could vary significantly. See Note 11 in the Notes to our Condensed Consolidated Financial Statements for further information.

We may need to raise significant additional capital in the future to fund the efforts described above, which may not be available on acceptable terms or at all. There can be no assurance that we, the Northstar Entities and/or the SNR Entities will be able to develop and implement business models that will realize a return on these wireless spectrum licenses or that we, the Northstar Entities and/or the SNR Entities will be able to profitably deploy the assets represented by these wireless spectrum licenses, which may affect the carrying amount of these assets and our future financial condition or results of operations. See Note 11 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Wireless Segment – Retail Wireless Business Unit

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020.

	For the Three Months Ended March 31,		Variance
Statements of Operations Data	2021	2020	Amount		%

	(In thousands)
Revenue:
Service revenue	$1,045,167	$—		$1,045,167	*
Equipment sales and other revenue	234,788	—		234,788	*
Total revenue	1,279,955	—		1,279,955	*

Costs and expenses:
Cost of services	607,835	—		607,835	*
% of Service revenue	58.2%	*	%
Cost of sales - equipment and other	394,755	15		394,740	*
Selling, general and administrative expenses	109,135	1,555		107,580	*
% of Total revenue	8.5%	*	%
Depreciation and amortization	44,351	—		44,351	*
Total costs and expenses	1,156,076	1,570		1,154,506	*

Operating income (loss)	$123,879	$(1,570)		$125,449	*

Other data:
Wireless subscribers, as of period end (in millions)	8.894	—		8.894	*
Wireless subscriber additions, gross (in millions)	1.032	—		1.032	*
Wireless subscriber additions (losses), net (in millions)	(0.161)	—		(0.161)	*
Wireless ARPU	$38.89	$—		$38.89	*
Wireless churn rate	4.44%	—%		4.44%	*
OIBDA	$168,230	$(1,570)		$169,800	*

* Percentage is not meaningful.

The results of the Boost Mobile Acquisition from July 1, 2020 and the Ting Mobile Acquisition from August 1, 2020 are included in our Retail Wireless business unit. During the third quarter 2020, we added over 9 million wireless subscribers as a result of these acquisitions. We are currently in the process of integrating our retail wireless operations and have made and continue to make certain changes to our marketing, sales, and operations to further enhance our profitability. We lost 161,000 net wireless subscribers for the three months ended March 31, 2021, primarily as a result of these operational changes and competitive pressures. Our current results of operations are not necessarily indicative of future results, in part based on the ongoing integration and operational changes we are currently implementing. In addition, we have and continue to face increased competitive pressures, including aggressive marketing, discounted monthly service plans and greater wireless device subsidies.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Wireless Segment – 5G Network Deployment Business Unit

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020.

	For the Three Months Ended March 31,		Variance
Statements of Operations Data	2021	2020	Amount	%

	(In thousands)
Revenue:
Equipment sales and other revenue	$14,694	$1,102	$13,592	*
Total revenue	14,694	1,102	13,592	*

Costs and expenses:
Cost of sales - equipment and other	8,650	7,693	957	12.4
Selling, general and administrative expenses	34,903	28,638	6,265	21.9
Depreciation and amortization	3,187	4,346	(1,159)	(26.7)
Impairment of long-lived assets	—	356,418	(356,418)	*
Total costs and expenses	46,740	397,095	(350,355)	(88.2)

Operating income (loss)	$(32,046)	$(395,993)	$363,947	91.9

Other data:
Purchases of property and equipment	$45,925	$18,772	$27,153	*
OIBDA	$(28,859)	$(391,647)	$362,788	92.6

* Percentage is not meaningful.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $15 million for the three months ended March 31, 2021, an increase of $14 million compared to the same period in 2020. This increase primarily resulted from leasing a portion of our 600 MHz spectrum licenses to T-Mobile, which began on September 11, 2020. The spectrum lease with T-Mobile had an original annual value of $56 million during its 42 month term, however we expect this amount to decrease as we exercise our right to terminate individual licenses prior to the end of their term. The specific termination rights vary by license and we exercised our ability to terminate certain licenses in the first quarter of 2021 in accordance with our buildout schedule.

Impairment of long-lived assets. “Impairment of long-lived assets” of $356 million during the three months ended March 31, 2020 resulted from impairments of the T1 satellite and D1 satellites, as well as certain wireless equipment and operating lease assets related to our narrowband IoT deployment which we no longer intend to complete. See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Purchases of property and equipment. “Purchases of property and equipment” totaled $46 million for the three months ended March 31, 2021, an increase of $27 million compared to the same period in 2020. Capital expenditures for the three months ended March 31, 2021 are related to our 5G Network Deployment. We anticipate expenditures for our 5G Network Deployment to increase substantially throughout the remainder of 2021 as we ramp up the build-out phase of our 5G Network Deployment.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

OTHER CONSOLIDATED RESULTS

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020.

	For the Three Months Ended March 31,		Variance
Statements of Operations Data	2021	2020	Amount	%

	(In thousands)
Operating income (loss)	$864,576	$144,078	$720,498	*

Other income (expense):
Interest income	1,970	14,216	(12,246)	(86.1)
Interest expense, net of amounts capitalized	(3,873)	(15,606)	11,733	75.2
Other, net	(5,261)	1,592	(6,853)	*
Total other income (expense)	(7,164)	202	(7,366)	*

Income (loss) before income taxes	857,412	144,280	713,132	*
Income tax (provision) benefit, net	(215,849)	(45,006)	(170,843)	*
Effective tax rate	25.2%	31.2%
Net income (loss)	641,563	99,274	542,289	*
Less: Net income (loss) attributable to noncontrolling interests, net of tax	11,339	26,175	(14,836)	(56.7)
Net income (loss) attributable to DISH Network	$630,224	$73,099	$557,125	*

* Percentage is not meaningful.

Interest income. “Interest income” totaled $2 million during the three months ended March 31, 2021, a decrease of $12 million or 86.1% compared to the same period in 2020. This decrease primarily resulted from lower percentage returns earned on our cash and marketable investment securities, partially offset by higher average cash and marketable investment securities balances during the three months ended March 31, 2021.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $4 million during the three months ended March 31, 2021, a decrease in expense of $12 million compared to the same period in 2020 as a result of decreased interest expense not eligible for capitalization. For the three months ended March 31, 2021 and 2020, materially all of our interest expense was capitalized. See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Other, net. “Other, net” expense totaled $5 million during the three months ended March 31, 2021, a decrease of $7 million compared to the same period in 2020. This change primarily resulted from a $4 million decrease in the fair value of our option to purchase certain of T-Mobile’s 800 MHz spectrum licenses under the Spectrum Purchase Agreement. See Note 5 in the Notes to our Condensed Consolidated Financial Statements for further information.

Income tax (provision) benefit, net. Our income tax provision was $216 million during the three months ended March 31, 2021, an increase of $171 million compared to the same period in 2020. The increase in the provision was primarily related to an increase in “Income (loss) before income taxes,” partially offset by a decrease in our effective tax rate.

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

	For the Three Months Ended
	March 31,
	2021	2020

	(In thousands)
Consolidated EBITDA	$1,038,361	$286,315
Interest, net	(1,903)	(1,390)
Income tax (provision) benefit, net	(215,849)	(45,006)
Depreciation and amortization	(190,385)	(166,820)
Net income (loss) attributable to DISH Network	$630,224	$73,099

The changes in Consolidated EBITDA during the three months ended March 31, 2021, compared to the same period in 2020, were primarily a result of the factors described in connection with operating revenues and operating expenses, including the negative impact of “Impairment of long-lived assets” of $356 million during the three months ended March 31, 2020.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

	For the Three Months Ended
	March 31,
	2021	2020

	(In thousands)
Pay-TV OIBDA	$915,590	$704,115
Depreciation and amortization	142,847	162,474
Segment operating income (loss)	$772,743	$541,641

Retail Wireless OIBDA	$168,230	$(1,570)
Depreciation and amortization	44,351	—
Segment operating income (loss)	$123,879	$(1,570)

5G Network Deployment OIBDA	$(28,859)	$(391,647)
Depreciation and amortization	3,187	4,346
Segment operating income (loss)	$(32,046)	$(395,993)

Consolidated OIBDA	$1,054,961	$310,898
Depreciation and amortization	190,385	166,820
Consolidated operating income (loss)	$864,576	$144,078

The changes in OIBDA during the three months ended March 31, 2021, compared to the same period in 2020, were primarily a result of the factors described in connection with operating revenues and operating expenses, including the negative impact of “Impairment of long-lived assets” of $356 million during the three months ended March 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents. See Note 5 in the Notes to our Condensed Consolidated Financial Statements for further information regarding our marketable investment securities. As of March 31, 2021, cash equivalents and current marketable investment securities totaled $4.573 billion compared to $3.733 billion as of December 31, 2020, an increase of $840 million. This increase in cash, cash equivalents and current marketable investment securities primarily resulted from cash generated from operating activities of $1.125 billion and a $337 million deposit refund from our participation in Auction 107. These increases were partially offset by capital expenditures of $397 million (including capitalized interest related to FCC authorizations), and $205 million of repurchases of our 6 ¾% Senior Notes due 2021 in open market trades.

Cash Flow

The following discussion highlights our cash flow activities during the three months ended March 31, 2021.

Cash flows from operating activities

For the three months ended March 31, 2021, we reported “Net cash flows from operating activities” of $1.125 billion primarily attributable to $1.005 billion of “Net income (loss)” adjusted to exclude the non-cash items for “Depreciation and amortization” expense, “Realized and unrealized losses (gains) on investments and derivatives,” “Non-cash, stock-based compensation” expense, and “Deferred tax expense (benefit).” In addition, “Net cash flows from operating activities” was impacted by the timing difference between book expense and cash payments, including income taxes.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Cash flows from investing activities

For the three months ended March 31, 2021, we reported inflows from “Net cash flows from investing activities” of $185 million primarily related to a $337 million deposit refund from our participation in Auction 107 and $242 million in net sales of marketable investment securities, partially offset by capital expenditures of $397 million (including capitalized interest related to FCC authorizations). The capital expenditures included $282 million of capitalized interest related to FCC authorizations, $62 million for wireless equipment, $33 million for new and existing DISH TV subscriber equipment and $20 million of other corporate capital expenditures.

Cash flows from financing activities

For the three months ended March 31, 2021, we reported outflows from “Net cash flows from financing activities” of $229 million primarily related to $205 million of repurchases of our 6 ¾% Senior Notes due 2021 in open market trades.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Three Months Ended
	March 31,
	2021	2020

	(In thousands)
Free cash flow	$728,681	$536,964
Add back:
Purchases of property and equipment (including capitalized interest related to FCC authorizations)	396,817	338,989
Net cash flows from operating activities	$1,125,498	$875,953

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

Obligations and Future Capital Requirements

Contractual Obligations

See Note 11 in the Notes to our Condensed Consolidated Financial Statements for further information.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Certain of our capital expenditures for 2021 are expected to be driven by the rate at which we deploy our 5G network as well as costs associated with subscriber premises equipment. These expenditures are necessary for the deployment of our 5G network as well as to operate and maintain our DISH TV services. Consequently, we consider them to be non-discretionary. Our capital expenditures vary depending on the number of satellites leased or under construction at any point in time and could increase materially as a result of increased competition, significant satellite failures, or economic weakness and uncertainty. Our DISH TV subscriber base has been declining and there can be no assurance that our DISH TV subscriber base will not continue to decline and that the pace of such decline will not accelerate. In the event that our DISH TV subscriber base continues to decline, it will have a material adverse long-term effect on our cash flow. In addition, the Northstar and SNR Operative Agreements, as amended, provide for, among other things, the SNR Put Right and the Northstar Put Right for a purchase price that equals the equity contribution to Northstar Spectrum and SNR HoldCo, respectively, plus a fixed annual rate of return. As of March 31, 2021, Northstar Manager’s ownership interest in Northstar Spectrum and SNR Management’s ownership interest in SNR HoldCo was $362 million, recorded as “Redeemable noncontrolling interests” on our Condensed Consolidated Balance Sheets.

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

Boost Mobile Acquisition

See Note 5 in the Notes to our Condensed Consolidated Financial Statements for further information.

Wireless – 5G Network Deployment

See Note 11 in the Notes to our Condensed Consolidated Financial Statements for further information.

Availability of Credit and Effect on Liquidity

The ability to raise capital has generally existed for us despite economic weakness and uncertainty. While modest fluctuations in the cost of capital will not likely impact our current operational plans, significant fluctuations could have a material adverse effect on our business, results of operations and financial condition.

Debt Issuances and Maturity

During the three months ended March 31, 2021, we repurchased $205 million of our 6 3/4% Senior Notes due 2021 in open market trades. The remaining balance of $1.795 billion matures on June 1, 2021. We expect to fund this obligation from cash and marketable investment securities balances at that time.  However, depending on market conditions, we may refinance this obligation in whole or in part.

Off-Balance Sheet Arrangements

We generally do not engage in off-balance sheet financing activities.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three months ended March 31, 2021. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting from our Annual Report on Form 10-K for the year ended December 31, 2020 (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we are continually monitoring the COVID-19 pandemic and any potential impact to our internal controls.

PART II — OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS

See Note 11 “Commitments and Contingencies – Litigation” in the Notes to our Condensed Consolidated Financial Statements for information regarding certain legal proceedings in which we are involved.

Item 1A. RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2020 includes a detailed discussion of our risk factors.

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our Class A common stock from January 1, 2021 through March 31, 2021:

			Total Number of	Maximum Approximate
	Total		Shares Purchased	Dollar Value of Shares
	Number of	Average	as Part of Publicly	that May Yet be
	Shares	Price Paid	Announced	Purchased Under the
Period	Purchased	per Share	Programs	Programs (1)

	(In thousands, except share data)
January 1, 2021 - January 31, 2021	—	$—	—	$1,000,000
February 1, 2021 - February 28, 2021	—	$—	—	$1,000,000
March 1, 2021 - March 31, 2021	—	$—	—	$1,000,000
Total	—		$—	$1,000,000

(1)	On October 30, 2020, our Board of Directors authorized stock repurchases of up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2021. Purchases under our repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors. We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

Item 6.EXHIBITS

(a)	Exhibits.

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

101*

The following materials from the Quarterly Report on Form 10-Q of DISH Network for the quarter ended March 31, 2021 filed on April 29, 2021, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

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

Date: April 29, 2021