Form 10-Q
period 2021-06-30
DISH Network CORP
filed 2021-08-09
CIK 1001082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021.

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

As of July 26, 2021, the registrant’s outstanding common stock consisted of 289,454,037 shares of Class A common stock and 238,435,208 shares of Class B common stock.

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

iii

Item 1. FINANCIAL STATEMENTS

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	June 30,	December 31,
	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$3,676,487	$3,370,092
Marketable investment securities	1,152,803	362,953
Trade accounts receivable, net of allowance for credit losses of $49,779 and $72,278, respectively	977,284	1,104,202
Inventory	385,396	380,349
Other current assets	412,670	1,804,562
Total current assets	6,604,640	7,022,158

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	246,352	108,369
Property and equipment, net	2,376,040	2,182,333
FCC authorizations	28,220,188	26,903,939
Other investment securities	153,945	149,706
Operating lease assets	293,570	104,271
Other noncurrent assets	985,627	1,009,045
Intangible assets, net	743,216	760,126
Total noncurrent assets	33,018,938	31,217,789
Total assets	$39,623,578	$38,239,947

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Trade accounts payable	$523,179	$395,397
Deferred revenue and other	762,354	855,718
Accrued programming	1,212,806	1,388,407
Accrued interest	262,665	264,118
Other accrued expenses	1,199,273	1,095,486
Current portion of long-term debt and finance lease obligations	76,349	2,085,620
Total current liabilities	4,036,626	6,084,746

Long-Term Obligations, Net of Current Portion:
Long-term debt and finance lease obligations, net of current portion (Note 10)	16,163,609	13,616,408
Deferred tax liabilities	3,977,044	3,869,570
Operating lease liabilities	253,321	63,526
Long-term deferred revenue and other long-term liabilities	467,303	474,404
Total long-term obligations, net of current portion	20,861,277	18,023,908
Total liabilities	24,897,903	24,108,654

Commitments and Contingencies (Note 11)

Redeemable noncontrolling interests (Note 2)	371,983	350,648

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 289,439,668 and 287,720,957 shares issued and outstanding, respectively	2,894	2,877
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Additional paid-in capital	4,670,508	5,400,774
Accumulated other comprehensive income (loss)	762	(855)
Accumulated earnings (deficit)	9,676,246	8,374,975
Total DISH Network stockholders’ equity (deficit)	14,352,794	13,780,155
Noncontrolling interests	898	490
Total stockholders’ equity (deficit)	14,353,692	13,780,645
Total liabilities and stockholders’ equity (deficit)	$39,623,578	$38,239,947

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue:
Service revenue	$4,254,424	$3,149,813	$8,463,895	$6,315,854
Equipment sales and other revenue	232,536	37,277	520,918	88,625
Total revenue	4,486,960	3,187,090	8,984,813	6,404,479

Costs and Expenses (exclusive of depreciation):
Cost of services	2,536,154	1,964,081	5,073,819	4,016,147
Cost of sales - equipment and other	349,769	29,319	773,310	71,029
Selling, general and administrative expenses	507,909	403,916	989,595	860,213
Impairment of long-lived assets (Note 2)	—	—	—	356,418
Depreciation and amortization	186,390	152,124	376,775	318,944
Total costs and expenses	3,580,222	2,549,440	7,213,499	5,622,751

Operating income (loss)	906,738	637,650	1,771,314	781,728

Other Income (Expense):
Interest income	3,286	5,578	5,256	19,794
Interest expense, net of amounts capitalized	(3,825)	(11,494)	(7,698)	(27,100)
Other, net	(7,210)	16	(12,471)	1,608
Total other income (expense)	(7,749)	(5,900)	(14,913)	(5,698)

Income (loss) before income taxes	898,989	631,750	1,756,401	776,030
Income tax (provision) benefit, net	(217,538)	(151,344)	(433,387)	(196,350)
Net income (loss)	681,451	480,406	1,323,014	579,680
Less: Net income (loss) attributable to noncontrolling interests, net of tax	10,404	28,063	21,743	54,238
Net income (loss) attributable to DISH Network	$671,047	$452,343	$1,301,271	$525,442

Weighted-average common shares outstanding - Class A and B common stock:
Basic	527,690	524,292	527,133	523,722
Diluted	635,976	582,619	634,944	582,071

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$1.27	$0.86	$2.47	$1.00
Diluted net income (loss) per share attributable to DISH Network	$1.06	$0.78	$2.05	$0.90

Comprehensive Income (Loss):
Net income (loss)	$681,451	$480,406	$1,323,014	$579,680
Other comprehensive income (loss):
Foreign currency translation adjustments	378	(3,521)	2,220	(3,146)
Unrealized holding gains (losses) on available-for-sale debt securities	(17)	167	(21)	(41)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	—	(54)	(1)	(54)
Deferred income tax (expense) benefit, net	(83)	546	(581)	595
Total other comprehensive income (loss), net of tax	278	(2,862)	1,617	(2,646)
Comprehensive income (loss)	681,729	477,544	1,324,631	577,034
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	10,404	28,063	21,743	54,238
Comprehensive income (loss) attributable to DISH Network	$671,325	$449,481	$1,302,888	$522,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

			Accumulated
	Class A and B	Additional	Other	Accumulated			Redeemable
	Common	Paid-In	Comprehensive	Earnings	Noncontrolling		Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Interests	Total	Interests
Balance, December 31, 2019	$5,230	$4,947,007	$(18)	$6,612,302	$(449)	$11,564,072	$552,075
Issuance of Class A common stock:
Exercise of stock awards	—	395	—	—	—	395	—
Employee Stock Purchase Plan	3	5,127	—	—	—	5,130	—
Non-cash, stock-based compensation	—	16,418	—	—	—	16,418	—
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	(208)	—	—	(208)	—
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	49	—	—	49	—
Foreign currency translation	—	—	375	—	—	375	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	263	263	—
Net income (loss) attributable to DISH Network	—	—	—	73,099	—	73,099	25,912
Balance, March 31, 2020	$5,233	$4,968,947	$198	$6,685,401	$(186)	$11,659,593	$577,987
Issuance of Class A common stock:
Exercise of stock awards	3	(663)	—	—	—	(660)	—
Employee benefits	8	28,293	—	—	—	28,301	—
Employee Stock Purchase Plan	2	4,209	—	—	—	4,211	—
Non-cash, stock-based compensation	—	18,393	—	—	—	18,393	—
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	113	—	—	113	—
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	546	—	—	546	—
Foreign currency translation	—	—	(3,521)	—	—	(3,521)	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	235	235	27,828
Net income (loss) attributable to DISH Network	—	—	—	452,343	—	452,343	—
Other	—	—	—	—	(17)	(17)	—
Balance, June 30, 2020	$5,246	$5,019,179	$(2,664)	$7,137,744	$32	$12,159,537	$605,815

Balance, December 31, 2020	$5,261	$5,400,774	$(855)	$8,374,975	$490	$13,780,645	$350,648
Issuance of Class A common stock:
Exercise of stock awards	1	2,046	—	—	—	2,047	—
Employee benefits	9	30,294	—	—	—	30,303	—
Employee Stock Purchase Plan	2	4,341	—	—	—	4,343	—
Non-cash, stock-based compensation	—	19,375	—	—	—	19,375	—
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	(5)	—	—	(5)	—
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	(498)	—	—	(498)	—
Foreign currency translation	—	—	1,842	—	—	1,842	—
Convertible debt reclassified per ASU 2020-06, net of deferred taxes of $245,778 (Note 2)	—	(805,566)	—	—	—	(805,566)	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	210	210	—
Net income (loss) attributable to DISH Network	—	—	—	630,224	—	630,224	11,129
Balance, March 31, 2021	$5,273	$4,651,264	$484	$9,005,199	$700	$13,662,920	$361,777
Issuance of Class A common stock:
Exercise of stock awards	4	14,425	—	—	—	14,429	—
Employee Stock Purchase Plan	1	4,273	—	—	—	4,274	—
Non-cash, stock-based compensation	—	546	—	—	—	546	—
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	(17)	—	—	(17)	—
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	(83)	—	—	(83)	—
Foreign currency translation	—	—	378	—	—	378	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	198	198	—
Net income (loss) attributable to DISH Network	—	—	—	671,047	—	671,047	10,206
Balance, June 30, 2021	$5,278	$4,670,508	$762	$9,676,246	$898	$14,353,692	$371,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$1,323,014	$579,680
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	376,775	318,944
Impairment of long-lived assets (Note 2)	—	356,418
Realized and unrealized losses (gains) on investments and derivatives	14,269	(90)
Non-cash, stock-based compensation	19,921	34,811
Deferred tax expense (benefit)	352,665	122,086
Allowance for credit losses	(22,591)	29,788
Change in long-term deferred revenue and other long-term liabilities	(17,025)	103,927
Other, net	21,375	7,867
Changes in current assets and current liabilities, net	183,496	157,465
Net cash flows from operating activities	2,251,899	1,710,896

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(1,278,320)	(432,173)
Sales and maturities of marketable investment securities	502,538	807,569
Purchases of property and equipment	(378,071)	(196,717)
Capitalized interest related to FCC authorizations (Note 2)	(399,145)	(403,512)
Refund of FCC authorization deposit (Note 11)	337,490	—
Purchases of FCC authorizations, including deposits	—	(134,602)
Other, net	(42,989)	(78,116)
Net cash flows from investing activities	(1,258,497)	(437,551)

Cash Flows From Financing Activities:
Repayment of long-term debt and finance lease obligations	(35,895)	(35,576)
Redemption and repurchases of senior notes	(2,000,000)	(1,100,000)
Proceeds from issuance of senior notes	1,500,000	—
Early debt extinguishment costs	(3,368)	—
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	25,093	9,076
Debt issuance costs	(9,819)	—
Other, net	(12,063)	1
Net cash flows from financing activities	(536,052)	(1,126,499)

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	457,350	146,846
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 6)	3,453,994	2,504,320
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 6)	$3,911,344	$2,651,166

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

Pay-TV

We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, FCC licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“SLING TV”). As of June 30, 2021, we had 10.993 million Pay-TV subscribers in the United States, including 8.554 million DISH TV subscribers and 2.439 million SLING TV subscribers.

Wireless – Retail Wireless

We entered the retail wireless business in 2020 as a result of the Boost Mobile Acquisition and the Ting Mobile Acquisition and we expanded the business in 2021 through the Republic Wireless Acquisition (as defined below). See Note 5 for further information. We offer nationwide prepaid and postpaid retail wireless services to subscribers under our Boost Mobile, Ting Mobile and Republic Wireless brands, as well as a competitive portfolio of wireless devices. Prepaid wireless subscribers generally pay in advance for monthly access to wireless talk, text, and data services. Postpaid wireless subscribers generally are qualified to pay after receiving wireless talk, text, and data services. We are currently operating our retail wireless business unit as a mobile virtual network operator (“MVNO”) while we build our 5G broadband network. As an MVNO, we depend primarily on T-Mobile US, Inc., (“T-Mobile”) to provide us with network services under the MNSA (as defined below). We acquired over 9 million subscribers as a result of the Boost Mobile Acquisition, acquired over 200,000 subscribers as a result of the Ting Mobile Acquisition and acquired over 200,000 subscribers as a result of the Republic Wireless Acquisition. Our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2021 includes the results of the Boost Mobile Acquisition from July 1, 2020, the Ting Mobile Acquisition from August 1, 2020 and the Republic Wireless Acquisition from May 1, 2021. As of June 30, 2021, we had 8.895 million retail wireless subscribers.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

DISH Network Spectrum

We have directly invested over $12 billion to acquire certain wireless spectrum licenses and related assets. These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. We plan to commercialize our wireless spectrum licenses through the completion of the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G network (our “5G Network Deployment”). To that end, we have undertaken several key steps including identifying markets to build out, making executive and management hires and entering into agreements with key vendors. For example, on November 16, 2020, we announced a long-term agreement with Crown Castle pursuant to which Crown Castle will lease us space on up to 20,000 communication towers.  As part of the agreement, we will also receive certain fiber transport services and have the option to utilize Crown Castle for pre-construction services.  We entered into a similar agreement with American Tower on March 15, 2021 and have also entered into agreements with a number of other tower providers.  We have also entered into multiple long-term agreements with vendors including, among others, Amazon, Dell, Fujitsu, Palo Alto and VMware for cloud computing service, radios, software, network security, and other services related to our 5G Network Deployment. We began construction of several markets including our first major market, Las Vegas, Nevada, during the second quarter of 2021. We anticipate deployment in Las Vegas to be substantially complete by the end of the third quarter of 2021 and the initial launch of consumer beta service in the fourth quarter of 2021.

Prior to starting our 5G Network Deployment, we notified the FCC in March 2017 that we planned to deploy a narrowband IoT network on certain of these wireless licenses, which we expected to complete by March 2020, with subsequent phases to be completed thereafter.  In light of, among other things, certain developments related to the Sprint/T-Mobile merger, during the first quarter 2020, we determined that the revision of certain of our build-out deadlines was probable and, therefore, we no longer intended to complete our narrowband IoT deployment.  The FCC issued an Order effectuating the build-out deadline changes contemplated above on September 11, 2020.  During the first quarter 2020, we impaired certain assets that would not be utilized in our 5G Network Deployment, resulting in a $253 million non-cash impairment charge in “Impairment of long-lived assets” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Recent Developments

Boost Mobile Acquisition

Asset Purchase Agreement

On July 26, 2019, we entered into an Asset Purchase Agreement (the “APA”) with T-Mobile and Sprint Corporation (“Sprint” and together with T-Mobile, the “Sellers” and given the consummation of the Sprint/T-Mobile merger, sometimes referred to as “NTM”) to acquire from NTM certain assets and liabilities associated with Sprint’s Boost Mobile and Sprint-branded prepaid mobile services businesses (the “Prepaid Business”) for an aggregate purchase price of $1.4 billion, as adjusted for specific categories of net working capital on the closing date (the “Boost Mobile Acquisition”). Effective July 1, 2020 (the “Closing Date”), upon the terms and subject to the conditions set forth in the APA and in accordance with the Final Judgment (as defined below), we and T-Mobile completed the Boost Mobile Acquisition.

In connection with the Boost Mobile Acquisition and the consummation of the Sprint/T-Mobile merger, we, T-Mobile, Sprint, Deutsche Telekom AG (“DT”) and SoftBank Group Corporation (“SoftBank”) came to an agreement with the United States Department of Justice (the “DOJ”) on key terms and approval of the Transaction Agreements (as defined below) and our wireless service business and spectrum. On July 26, 2019, we, T-Mobile, Sprint, DT and SoftBank (collectively, the “Defendants”) entered into a Stipulation and Order (the “Stipulation and Order”) with the DOJ binding the Defendants to a Proposed Final Judgment (the “Proposed Final Judgment”) which memorialized the agreement between the DOJ and the Defendants. The Stipulation and Order and the Proposed Final Judgment were filed in the United States District Court for the District of Columbia (the “District Court”) on July 26, 2019 and on April 1, 2020, the Proposed Final Judgment was entered with the District Court (the Proposed Final Judgment as so entered with the District Court, the “Final Judgment”) and the Sellers consummated the Sprint/T-Mobile merger.

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

Ting Mobile Acquisition

On August 1, 2020, we completed an asset purchase agreement with Tucows Inc. (“Tucows”) pursuant to which we purchased the assets of Ting Mobile, including over 200,000 Ting Mobile subscribers (the “Ting Mobile Acquisition”). In addition, we entered into a services agreement pursuant to which Tucows will act as a mobile virtual network enabler for certain of our retail wireless subscribers. The consideration for the Ting Mobile Acquisition is an earn-out provision and the fair value of the earn-out provision has been assigned to a customer relationship intangible that is recorded in “Intangible assets, net.” The estimated fair value of the earn-out liability is recorded in “Other accrued expenses” and “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets. See Note 5 for further information.

Republic Wireless Acquisition

On May 1, 2021, we completed an asset purchase agreement with Republic Wireless Inc. (“Republic Wireless”) pursuant to which we purchased certain assets and liabilities of Republic Wireless, including approximately 200,000 wireless subscribers (the “Republic Wireless Acquisition”). The consideration for the Republic Wireless Acquisition consisted of an upfront cash payment and an earn-out provision. The fair value of the consideration has been assigned to customer relationship and tradename intangibles, and goodwill that are recorded in “Intangible assets, net” on our Condensed Consolidated Balance Sheets. The estimated fair value of the earn-out liability is recorded in “Other accrued expenses” and “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets.

We accounted for the Boost Mobile Acquisition, the Ting Mobile Acquisition and the Republic Wireless Acquisition as business combinations. The identifiable assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date and are consolidated into our financial statements. See Note 5 for further information.

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

Redeemable Noncontrolling Interests

Northstar Wireless. Northstar Wireless is a wholly-owned subsidiary of Northstar Spectrum, which is an entity owned by Northstar Manager, LLC (“Northstar Manager”) and us. Under the applicable accounting guidance in ASC 810, Northstar Spectrum is considered a variable interest entity and, based on the characteristics of the structure of this entity and in accordance with the applicable accounting guidance, we consolidate Northstar Spectrum into our financial statements. The Northstar Operative Agreements, as amended, provide for, among other things, that Northstar Manager has the ability, but not the obligation, to require Northstar Spectrum to purchase Northstar Manager’s ownership interests in Northstar Spectrum (the “Northstar Put Right”) for a purchase price that equals its equity contribution to Northstar Spectrum plus a fixed annual rate of return. The First Northstar Put Window closed in the first quarter 2021 and the Second Northstar Put Window will begin in the fourth quarter 2021.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

SNR Wireless. SNR Wireless is a wholly-owned subsidiary of SNR HoldCo, which is an entity owned by SNR Wireless Management, LLC (“SNR Management”) and us. Under the applicable accounting guidance in ASC 810, SNR HoldCo is considered a variable interest entity and, based on the characteristics of the structure of this entity and in accordance with the applicable accounting guidance, we consolidate SNR HoldCo into our financial statements. The SNR Operative Agreements, as amended, provide for, among other things, that SNR Management has the ability, but not the obligation, to require SNR HoldCo to purchase SNR Management’s ownership interests in SNR HoldCo (the “SNR Put Right”) for a purchase price that equals its equity contribution to SNR HoldCo plus a fixed annual rate of return. The First SNR Put Window closed in the first quarter 2021, was not exercised and expired in January 2021. The Second SNR Put Window will begin in the fourth quarter 2021.

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

As of June 30, 2021 and December 31, 2020, Northstar Manager’s ownership interest in Northstar Spectrum and SNR Management’s ownership interest in SNR HoldCo was $372 million and $351 million, respectively, recorded as “Redeemable noncontrolling interests” on our Condensed Consolidated Balance Sheets.

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

DBS Satellites. We currently evaluate our DBS satellite fleet for impairment as one asset group whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We do not believe any triggering event has occurred which would indicate impairment as of June 30, 2021 or December 31, 2020. We will continue to monitor the DBS satellite fleet for indicators of impairment, including monitoring the impact of the COVID-19 pandemic on all aspects of our business.

AWS-4 Satellites. We historically have evaluated our AWS-4 satellite fleet for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. In light of, among other things, certain developments related to the Sprint/T-Mobile merger, during the first quarter 2020, we determined that revisions to the AWS-4 build-out deadlines were probable, which we determined to be a triggering event. Accordingly, we quantitatively assessed the value of the AWS-4 satellites (T1 and D1) and wrote down the fair value of the satellites to their estimated fair value of zero, resulting in a $103 million non-cash impairment charge in “Impairment of long-lived assets” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Narrowband IoT network. As discussed in Note 11, in March 2017 we notified the FCC that we planned to deploy a narrowband IoT network. In October 2019, we paused work on the narrowband IoT deployment. In light of, among other things, certain developments related to the Sprint/T-Mobile merger, during the first quarter 2020, we determined that the revision of certain of our build-out deadlines were probable. Based on this, we no longer intended to complete our narrowband IoT deployment, which we considered a triggering event. As such, during the first quarter 2020, we reviewed the capitalized costs of equipment, labor and other assets related to the narrowband IoT deployment, including our operating lease assets, and impaired those items that would not be utilized in our ongoing 5G Network Deployment, resulting in a $253 million non-cash impairment charge in “Impairment of long-lived assets” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Impairment of long-lived assets recorded during the six months ended June 30, 2020 consisted of the following:

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

We are currently preparing for the commercialization of our wireless spectrum licenses, and Northstar Wireless and SNR Wireless are also preparing for the commercialization of their AWS-3 Licenses. As a result, the interest expense related to the carrying amount of these wireless spectrum licenses is being capitalized. The qualifying assets for these wireless spectrum licenses exceeds the carrying value of our long-term debt and finance lease obligations, therefore materially all of our interest expense is being capitalized.

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

As of June 30, 2021 and December 31, 2020, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses) and current liabilities (excluding the “Current portion of long-term debt and finance lease obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates. See Note 6 for the fair value of our marketable investment securities and derivative instrument.

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

Assets Recognized Related to the Costs to Obtain a Contract with a Subscriber

We recognize an asset for the incremental costs of obtaining a contract with a subscriber if we expect the benefit of those costs to be longer than one year.  We have determined that certain sales incentive programs in both our Pay-TV and Wireless segments, including those with our independent third-party retailers, meet the requirements to be capitalized, and payments made under these programs are capitalized and amortized to expense over the estimated subscriber life.  During the three months ended June 30, 2021 and 2020, we capitalized $110 million and $44 million, respectively, under these programs.  The amortization expense related to these programs was $92 million and $29 million for the three months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021 and 2020, we capitalized $213 million and $82 million, respectively, under these programs.  The amortization expense related to these programs was $167 million and $56 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021 and December 31, 2020, we had a total of $502 million and $456 million, respectively, capitalized on our Condensed Consolidated Balance Sheets.  These amounts are capitalized in “Other current assets” and “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets, and then amortized in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Advertising Costs

We recognize advertising expense when incurred as a component of selling, general and administrative expense. Advertising expenses totaled $120 million and $90 million for the three months ended June 30, 2021 and 2020, respectively. Advertising expenses totaled $230 million and $221 million for the six months ended June 30, 2021 and 2020, respectively.

Research and Development

Research and development costs are expensed as incurred and are included in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Research and development costs totaled $7 million and $5 million for the three months ended June 30, 2021 and 2020, respectively. Research and development costs totaled $14 million and $11 million for the six months ended June 30, 2021 and 2020, respectively.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following table presents EPS amounts for all periods and the basic and diluted weighted-average shares outstanding used in the calculation.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(In thousands, except per share amounts)
Net income (loss)	$681,451	$480,406	$1,323,014	$579,680
Less: Net income (loss) attributable to noncontrolling interests, net of tax	10,404	28,063	21,743	54,238
Net income (loss) attributable to DISH Network - Basic	671,047	452,343	1,301,271	525,442
Interest on dilutive Convertible Notes, net of tax (1)	—	—	—	—
Net income (loss) attributable to DISH Network - Diluted	$671,047	$452,343	$1,301,271	$525,442

Weighted-average common shares outstanding - Class A and B common stock:
Basic	527,690	524,292	527,133	523,722
Dilutive impact of Convertible Notes (2)	107,016	58,192	107,016	58,192
Dilutive impact of stock awards outstanding	1,270	135	795	157
Diluted	635,976	582,619	634,944	582,071

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$1.27	$0.86	$2.47	$1.00
Diluted net income (loss) per share attributable to DISH Network	$1.06	$0.78	$2.05	$0.90

(1)	For both the three and six months ended June 30, 2021 and 2020, materially all of our interest expense was capitalized. See Note 2 for further information.
(2)	The increase resulted from the issuance of our 0% Convertible Notes due 2025 on December 21, 2020.

Certain stock awards to acquire our Class A common stock are not included in the weighted-average common shares outstanding above, as their effect is anti-dilutive. In addition, vesting of performance/market based options and rights to acquire shares of our Class A common stock granted pursuant to our performance based stock incentive plans (“Restricted Performance Units”) are both contingent upon meeting certain goals, some of which are not yet probable of being achieved. Furthermore, the warrants that we issued to certain option counterparties in connection with the Convertible Notes due 2026 are only exercisable at their expiration if the market price per share of our Class A common stock is greater than the strike price of the warrants, which is approximately $86.08 per share, subject to adjustments. As a consequence, the following are not included in the diluted EPS calculation.

	As of June 30,
	2021	2020

	(In thousands)
Anti-dilutive stock awards	6,797	6,570
Performance/market based options (1)	15,492	6,618
Restricted Performance Units/Awards	1,495	1,146
Common stock warrants	46,029	46,029
Total	69,813	60,363

(1)	The increase primarily resulted from the grant of the Ergen 2020 Performance Award during the fourth quarter 2020, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

4.Supplemental Data - Statements of Cash Flows

The following table presents certain supplemental cash flow and other non-cash data. See Note 9 for supplemental cash flow and non-cash data related to leases.

	For the Six Months Ended
	June 30,
	2021	2020

	(In thousands)
Cash paid for interest (including capitalized interest)	$397,910	$404,158
Cash received for interest	2,275	5,153
Cash paid for income taxes	60,463	4,294
Capitalized interest (1)	405,205	451,026
Employee benefits paid in Class A common stock	30,303	28,301
Tax impact of the CARES Act	—	97,256
Convertible debt reclassified per ASU 2020-06 (1)	1,051,344	—
Deferred taxes reclassified per ASU 2020-06 (1)	245,778	—
Vendor financing	26,463	—
3550-3650 MHz licenses reclassification (2)	912,939	—

(1)	See Note 2 for further information.
(2)	See Note 11 for further information.

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

Consideration Transferred

The acquisition date fair value of consideration transferred in the Boost Mobile Acquisition totaled $1.346 billion, summarized in the following table:

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

As of July 1, 2020
(In thousands)
Cash consideration (1)	$1,400,000
Net working capital (2)	33,524
Other funding (3)	(87,500)
Total consideration transferred	$1,346,024

(1)	Represents agreed upon purchase price pursuant to the APA paid to T-Mobile on July 1, 2020.
(2)	Represents the final net working capital acquired under the APA. We have not settled the net working capital under the APA, as certain amounts are currently in dispute and could ultimately change the net working capital settlement. Any change in the net working capital will be recorded, with the offset recorded on our statements of operations.
(3)	Represents receipt of payment from Softbank in connection with the Boost Mobile Acquisition on July 1, 2020.

Fair Value of Assets Acquired and Liabilities Assumed

We accounted for the Boost Mobile Acquisition as a business combination. The identifiable assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date and are consolidated into our financial statements. The assignment of fair value requires significant judgments regarding the estimates and assumptions used to value the acquired assets and liabilities assumed. For the fair values of the assets acquired and liabilities assumed, we utilized the cost, income and market approaches from the perspective of a market participant. We used third-party valuation professionals to aid in the determination of the acquisition date fair values of certain assets acquired. The following table summarizes the fair values for each major class of assets acquired and liabilities assumed at the acquisition date. The purchase allocation set forth below is final.

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

Inventory. Inventory assets include $142 million of wireless devices.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Intangible Assets and Goodwill. Intangible assets includes $458 million of subscriber relationships, the Boost Mobile tradename of $96 million and certain below market contracts for $37 million. The intangible assets will be amortized over their respective useful lives which range from one to ten years. Goodwill has an assigned value of $91 million, which represents the excess of the consideration transferred over the estimated fair values of assets acquired and liabilities assumed. The goodwill recognized includes, among other things, the assembled workforce of Boost Mobile and intangible assets that do not qualify for separate recognition. The goodwill resulting from the Boost Mobile Acquisition included in the wireless segment is expected to be deductible for tax purposes. All of the goodwill acquired is allocated to the Retail Wireless reporting unit.

Other Noncurrent Assets. Other noncurrent assets includes our option to purchase certain T-Mobile’s 800 MHz spectrum licenses with an assigned fair value of $713 million. This instrument meets the definition of a derivative and all subsequent changes in the derivative’s fair value are recorded in “Other, net” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) until the option is either exercised or expires.

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

Sales of equipment to indirect dealers often include credits subsequently paid to the dealer as a reimbursement for promotions offered to the end consumer.  These credits are accounted for as variable consideration when estimating the amount of revenue to recognize from the sales of equipment to indirect dealers.  At acquisition, we recorded a contingent obligation related to these credits, based upon historical experience and other factors, such as expected promotional activity.  This amount is recorded in “Other accrued expenses” on our Condensed Consolidated Balance Sheets.

Agreements in Connection with the APA

In connection with the Boost Mobile Acquisition and the consummation of the Sprint/T-Mobile merger, we, T-Mobile, Sprint, DT and SoftBank came to an agreement with the DOJ on key terms and approval of the Transaction Agreements and our wireless service business and spectrum. On July 26, 2019, the Defendants entered into the Stipulation and Order with the DOJ binding the Defendants to the Proposed Final Judgment, which memorialized the agreement between the DOJ and the Defendants. The Stipulation and Order and the Proposed Final Judgment were filed in the District Court on July 26, 2019 and on April 1, 2020, the Final Judgment was entered with the District Court.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Spectrum Purchase Agreement

Pursuant to the Spectrum Purchase Agreement that was entered into upon the Closing Date of the Boost Mobile Acquisition, we are expected to purchase all of Sprint’s 800 MHz spectrum (approximately 13.5 MHz of nationwide spectrum).  The covered spectrum must be divested within the later of three years from the Closing Date and five days after receipt of FCC approval for the transfer, following an application for FCC approval to be filed three years following the closing of the Sprint/T-Mobile merger.  The DOJ may in its sole discretion agree to extend the deadline for the spectrum divestiture for up to 60 days pursuant to the Final Judgment.  T-Mobile may exercise an option to lease back 4 MHz (2 MHz downlink + 2 MHz uplink) of the spectrum for two years following the closing of the 800 MHz spectrum sale at the same per-Pop rate used to calculate the purchase price paid by us to T-Mobile – a rate of approximately $68 million per year.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

We have also agreed not to sell our AWS-4 and 600 MHz spectrum for six years without prior DOJ and FCC approval (unless such sale is part of a change of control of DISH Network). Additionally, we have agreed not to lease a certain percentage of network capacity on our AWS-4 and 600 MHz spectrum for six years to the three largest U.S. wireless carriers (i.e., AT&T, Verizon and T-Mobile), without prior FCC approval. On November 5, 2019, the FCC released an Order that, among other things, approved the Sprint/T-Mobile merger, tolled our existing March 7, 2020 build-out deadline for our AWS-4 and Lower 700 MHz E Block Licenses, and directed the FCC’s Wireless Telecommunications Bureau to adopt our commitments after a 30 day review period (the “FCC Merger Order”).

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

Ting Mobile Acquisition

On August 1, 2020, we completed the Ting Mobile Acquisition. In addition, we entered into a services agreement pursuant to which Tucows will act as a mobile virtual network enabler for certain of our retail wireless subscribers. The consideration for the Ting Mobile Acquisition is an earn-out provision and the fair value of the earn-out provision has been assigned to a customer relationship intangible that is recorded in “Intangible assets, net.” The estimated fair value of the earn-out liability is recorded in “Other accrued expenses” and “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets.

Republic Wireless Acquisition

On May 1, 2021, we completed the Republic Wireless Acquisition. The consideration for the Republic Wireless Acquisition consisted of an upfront cash payment and an earn-out provision. The fair value of the consideration has been assigned to customer relationship and tradename intangibles, and goodwill that are recorded in “Intangible assets, net” on our Condensed Consolidated Balance Sheets. The estimated fair value of the earn-out liability is recorded in “Other accrued expenses” and “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

6.	Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	June 30,	December 31,
	2021	2020

	(In thousands)
Marketable investment securities:
Current marketable investment securities:
Strategic - available-for-sale	$194	$195
Other	1,152,609	362,758
Total current marketable investment securities	1,152,803	362,953
Restricted marketable investment securities (1)	11,495	24,467
Total marketable investment securities	1,164,298	387,420

Restricted cash and cash equivalents (1)	234,857	83,902

Other investment securities:
Other investment securities	153,945	149,706
Total other investment securities	153,945	149,706

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$1,553,100	$621,028

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash, cash equivalents and marketable investment securities” on our Condensed Consolidated Balance Sheets.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Current Marketable Investment Securities – Strategic

Our current strategic marketable investment securities portfolio includes and may include strategic and financial debt and/or equity investments in private and public companies that are highly speculative and have experienced and continue to experience volatility. As of June 30, 2021, this portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers. The fair value of certain of the debt and equity securities in this portfolio can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of June 30, 2021 and December 31, 2020, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit and trusts.

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

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	June 30, 2021				December 31, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(In thousands)
Cash equivalents (including restricted)	$3,832,744	$324,976	$3,507,768	$—	$3,330,296	$363,123	$2,967,173	$—

Debt securities (including restricted):
U.S. Treasury and agency securities	$—	$—	$—	$—	$65,992	$65,992	$—	$—
Commercial paper	915,910	—	915,910	—	298,435	—	298,435	—
Corporate securities	246,819	—	246,819	—	22,552	—	22,552	—
Other	1,569	—	1,375	194	441	—	246	195
Total	$1,164,298	$—	$1,164,104	$194	$387,420	$65,992	$321,233	$195

As of June 30, 2021, restricted and non-restricted marketable investment securities included debt securities of $1.164 billion with contractual maturities within one year. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Derivative Instruments

We have the option to purchase certain of T-Mobile’s 800 MHz spectrum licenses from T-Mobile at a fixed price in the future as part of the Boost Mobile Acquisition.  See Note 5 for further information.  This instrument meets the definition of a derivative and was valued based upon, among other things, our estimate of the underlying asset price, the expected term, volatility and the risk free rate of return. The instrument acquisition date fair value was $713 million. The derivative is remeasured quarterly. As of June 30, 2021 and December 31, 2020, the derivative’s fair value was $680 million and $691 million, respectively, and are included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets. All changes in the derivative’s fair value are recorded in “Other, net” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) until the option is either exercised or expires. See the table below. We account for our option to purchase certain T-Mobile’s 800 MHz spectrum licenses under the Spectrum Purchase Agreement as a Level 3 derivative.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Gains and Losses on Sales and Changes in Carrying Amounts of Investments

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Other, net:	2021	2020	2021	2020

	(In thousands)
Marketable investment securities - realized and unrealized gains (losses)	$1	$32	$318	$90
Derivative instruments - net realized and/or unrealized gains (losses)	(7,000)	—	(11,000)	—
Costs related to early redemption of debt	(987)	—	(3,587)	—
Equity in earnings (losses) of affiliates	716	(264)	1,533	603
Other	60	248	265	915
Total	$(7,210)	$16	$(12,471)	$1,608

7.Inventory

Inventory consisted of the following:

	As of
	June 30,	December 31,
	2021	2020

	(In thousands)
Finished goods	$355,488	$337,787
Work-in-process and service repairs	18,177	25,621
Raw materials	11,731	16,941
Total inventory	$385,396	$380,349

8.Property and Equipment

Property and equipment consisted of the following:

	Depreciable			As of
	Life			June 30,	December 31,
	(In Years)			2021	2020

				(In thousands)
Equipment leased to customers	2	-	5	$1,640,978	$1,736,660
Satellites	4	-	15	1,734,024	1,734,024
Satellites acquired under finance lease agreements	10	-	15	888,940	888,940
Furniture, fixtures, equipment and other	2	-	20	2,167,850	2,091,271
Buildings and improvements	5	-	40	372,057	370,941
Land		-		17,514	17,810
Construction in progress		-		466,008	126,303
Total property and equipment				7,287,371	6,965,949
Accumulated depreciation				(4,911,331)	(4,783,616)
Property and equipment, net				$2,376,040	$2,182,333

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Construction in progress consisted of the following:

	As of
	June 30,	December 31,
	2021	2020

	(In thousands)
Pay-TV	$49,268	$53,486
Wireless	416,740	72,817
Total construction in progress	$466,008	$126,303

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(In thousands)
Equipment leased to customers	$63,527	$69,515	$127,789	$149,229
Satellites	48,619	50,193	98,812	102,337
Buildings, furniture, fixtures, equipment and other	29,076	31,433	60,242	65,376
Intangible assets (1)	45,168	983	89,932	2,002
Total depreciation and amortization	$186,390	$152,124	$376,775	$318,944

(1)	The increase resulted from the Boost Mobile Acquisition, the Ting Mobile Acquisition and the Republic Wireless Acquisition. See Note 5 for further information.

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

As of June 30, 2021, our pay-TV satellite fleet consisted of the following:

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

The components of lease expense were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(In thousands)
Operating lease cost	$18,798	$18,118	$33,581	$35,849

Short-term lease cost (1)	3,726	2,891	7,198	5,558

Finance lease cost:
Amortization of right-of-use assets	17,830	17,755	35,659	35,659
Interest on lease liabilities	3,880	5,443	8,168	11,256
Total finance lease cost	21,710	23,198	43,827	46,915
Total lease costs	$44,234	$44,207	$84,606	$88,322

(1)	Leases that have terms of 12 months or less.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Supplemental cash flow information related to leases was as follows:

	For the Six Months Ended
	June 30,
	2021	2020

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$34,377	$35,977
Operating cash flows from finance leases	$6,599	$11,256
Financing cash flows from finance leases	$31,276	$31,181

Right-of-use assets obtained in exchange for lease obligations:
Operating leases (1)	$222,908	$22,708
Finance leases	$—	$—

(1)	The increase in operating lease assets primarily related to communication tower leases.

Supplemental balance sheet information related to leases was as follows:

	As of
	June 30,	December 31,
	2021	2020

	(In thousands)
Operating Leases:
Operating lease assets (1)	$293,570	$104,271

Other current liabilities	$53,411	$56,856
Operating lease liabilities (1)	253,321	63,526
Total operating lease liabilities	$306,732	$120,382

Finance Leases:
Property and equipment, gross	$889,708	$889,708
Accumulated depreciation	(789,951)	(754,292)
Property and equipment, net	$99,757	$135,416

Other current liabilities	$49,767	$58,379
Other long-term liabilities	81,131	103,795
Total finance lease liabilities	$130,898	$162,174

Weighted Average Remaining Lease Term:
Operating leases (1)	10.0 years	2.8 years
Finance leases	2.8 years	3.1 years

Weighted Average Discount Rate:
Operating leases	4.7%	4.2%
Finance leases	10.7%	10.4%

(1)	The increase in operating lease assets primarily related to communication tower leases.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Maturities of lease liabilities as of June 30, 2021 were as follows:

	Maturities of Lease Liabilities
	Operating	Finance
For the Years Ending December 31,	Leases	Leases	Total

	(In thousands)
2021 (remaining six months)	$33,107	$32,428	$65,535
2022	48,502	48,307	96,809
2023	34,813	40,942	75,755
2024	29,060	30,707	59,767
2025	22,803	—	22,803
Thereafter	244,212	—	244,212
Total lease payments	412,497	152,384	564,881
Less: Imputed interest	(105,765)	(21,486)	(127,251)
Total	306,732	130,898	437,630
Less: Current portion	(53,411)	(49,767)	(103,178)
Long-term portion of lease obligations	$253,321	$81,131	$334,452

10.Long-Term Debt and Finance Lease Obligations

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of June 30, 2021 and December 31, 2020:

	As of
	June 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In thousands)
6 3/4% Senior Notes due 2021 (1)	$—	$—	$2,000,000	$2,047,260
5 7/8% Senior Notes due 2022	2,000,000	2,089,720	2,000,000	2,095,820
5% Senior Notes due 2023	1,500,000	1,574,640	1,500,000	1,566,300
5 7/8% Senior Notes due 2024	2,000,000	2,151,060	2,000,000	2,099,580
2 3/8% Convertible Notes due 2024	1,000,000	975,200	1,000,000	949,350
0% Convertible Notes due 2025	2,000,000	2,335,380	2,000,000	2,010,000
7 3/4% Senior Notes due 2026	2,000,000	2,267,460	2,000,000	2,236,520
3 3/8% Convertible Notes due 2026	3,000,000	3,072,150	3,000,000	2,886,330
7 3/8% Senior Notes due 2028	1,000,000	1,078,150	1,000,000	1,070,130
5 1/8 % Senior Notes due 2029	1,500,000	1,482,660	—	—
Other notes payable	159,647	159,647	137,809	137,809
Subtotal	16,159,647	$17,186,067	16,637,809	$17,099,099
Unamortized debt discount on the Convertible Notes (2)	—		(1,061,203)
Unamortized deferred financing costs and other debt discounts, net	(50,587)		(36,752)
Finance lease obligations (3)	130,898		162,174
Total long-term debt and finance lease obligations (including current portion)	$16,239,958		$15,702,028

(1)	During the six months ended June 30, 2021, we repurchased $349 million of our 6 3/4% Senior Notes due 2021 in open market trades. The remaining balance of $1.651 billion was redeemed on June 1, 2021.
(2)	See Note 2 for further information.
(3)	Disclosure regarding fair value of finance leases is not required.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

5 1/8% Senior Notes due 2029

On May 24, 2021, we issued $1.5 billion aggregate principal amount of our 5 1/8% Senior Notes due June 1, 2029. Interest accrues at an annual rate of 5 1/8% and is payable semi-annually in cash, in arrears on June 1 and December 1 of each year, commencing on December 1, 2021.

The 5 1/8% Senior Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest.  Prior to June 1, 2024, we may also redeem up to 35% of the 5 1/8% Senior Notes at a specified premium with the net cash proceeds from certain equity offerings or capital contributions.

Our 5 1/8% Senior Notes are:

●	general unsecured senior obligations of DISH DBS Corporation (“DISH DBS”);
●	ranked equally in right of payment with all of DISH DBS’ and the guarantors’ existing and future unsecured senior debt; and
●	ranked effectively junior to our and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.

The indenture related to our 5 1/8% Senior Notes contains restrictive covenants that, among other things, impose limitations on the ability of DISH DBS and its restricted subsidiaries to:

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

11.Commitments and Contingencies

Commitments

We currently expect capital expenditures, excluding capitalized interest, for our 5G Network Deployment to be approximately $10 billion, of which approximately $1.209 billion is included below in “Other long-term obligations.”

As we continue our 5G Network Deployment, we have begun to enter into contracts for future operational expenses, such as communication tower leases. Minimum contractual commitments related to these obligations are also included below in “Other long-term obligations.” In addition, on July 14, 2021, we entered into a ten-year network service agreement with AT&T Mobility LLC (“AT&T”) for at least $5.0 billion for our Wireless business segment, which is not included in “Other long-term obligations” below. See Note 15 for further information.

As noted above, “Other long-term obligations” represent minimum payments related to communication tower obligations, certain 5G Network Deployment commitments, and satellite related and other obligations. “Other long-term obligations” totaled $8.816 billion as of June 30, 2021 and $4.350 billion as of December 31, 2020, an increase of $4.466 billion as of June 30, 2021. We expect these totals to continue to increase as we continue our 5G Network Deployment.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

As of June 30, 2021, our future “Other long-term obligations” were $1.223 billion for the remaining six months of 2021, $237 million for 2022, $313 million for 2023, $439 million for 2024, $556 million for 2025, and $6.048 billion thereafter, principally for tower obligations that extend out until 2036, for a total of $8.816 billion.

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

Recent Wireless Spectrum Acquisitions

3550-3650 MHz. The auction for the Priority Access Licenses for the 3550-3650 MHz band began on July 23, 2020 and ended on August 25, 2020. On September 2, 2020, the FCC announced that Wetterhorn Wireless L.L.C. (“Wetterhorn”), a wholly-owned subsidiary of DISH Network, was the winning bidder of 5,492 Priority Access Licenses in the 3550-3650 MHz band, with Wetterhorn’s aggregate winning bids totaling approximately $913 million. During the second and third quarters 2020, we paid $83 million and $100 million, respectively, to the FCC for our winning bids. On October 1, 2020, we paid the remaining balance of our winning bids of approximately $730 million. On March 12, 2021, the FCC issued an order granting Wetterhorn’s application to acquire the 3550-3650 MHz licenses (the “3550-3650 MHz GHz Licenses”). The payments made in 2020 were included in “Other current assets” as of December 31, 2020 and have been reclassified to “FCC authorizations” as of June 30, 2021 on our Condensed Consolidated Balance Sheets.

3.7-3.98 GHz. The auction for the Flexible-Use Service Licenses in the 3.7-3.98 GHz Band (“Auction 107”) began on December 8, 2020 and ended on February 17, 2021. On February 24, 2021, the FCC announced that Little Bear Wireless L.L.C. (“Little Bear”), a wholly-owned subsidiary of DISH Network, was the winning bidder of one Flexible-Use Service License in the 3.7-3.98 GHz band, with Little Bear’s aggregate winning bid totaling approximately $3 million. On November 2, 2020, we paid $340 million to the FCC as a deposit for Auction 107.  On March 24, 2021, we received a $337 million refund for the balance of our deposit less our winning bid amount.  On July 23, 2021, the FCC issued an order granting Little Bear’s application to acquire the 20 MHz license covering the Cheyenne, Wyoming Partial Economic Area in the 3.7-3.98 GHz band license.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Wireless Spectrum Licenses

These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements that are summarized in the table below:

	As of
	June 30, 2021	Build-Out Deadlines
	Carrying			Expiration
	Amount	Interim	Final	Date
	(In thousands)
Owned:
DBS Licenses (1)	$677,409
700 MHz Licenses	711,871	June 14, 2022 (2)	June 14, 2023 (4)	June 2023
AWS-4 Licenses	1,940,000	June 14, 2022 (2)	June 14, 2023 (4)	June 2023
H Block Licenses	1,671,506	June 14, 2022 (2)	June 14, 2023 (5)	June 2023
600 MHz Licenses	6,211,154		June 14, 2025 (6)	June 2029
MVDDS Licenses (1)	24,000			August 2024
LMDS Licenses (1)	—			September 2028
28 GHz Licenses	2,883		October 2, 2029 (7)	October 2029
24 GHz Licenses	11,772		December 11, 2029 (7)	December 2029
37 GHz, 39 GHz and 47 GHz Licenses	202,533		June 4, 2030 (7)	June 2030
3550-3650 MHz Licenses	912,939		March 12, 2031 (7)	March 2031
Subtotal	12,366,067
Non-controlling Investments:
Northstar	5,618,930	October 2021 (3)	October 2027 (8)	October 2027 (8)
SNR	4,271,459	October 2021 (3)	October 2027 (8)	October 2027 (8)
Total AWS-3 Licenses	9,890,389
Capitalized Interest (9)	5,963,732
Total	$28,220,188

(1)	The build-out deadlines for these licenses have been met.
(2)	For these licenses, we must offer 5G broadband service to at least 20% of the United States population and have developed a core network by this date.
(3)	For these licenses, Northstar Wireless and SNR Wireless must provide reliable signal coverage and offer service to at least 40% of the population of each license area by this date. See (8) below for final build-out deadlines.
(4)	For these licenses, we must offer 5G broadband service to 70% of the United States population by this date; provided, however, if by June 14, 2023, we are offering 5G broadband service with respect to these licenses to at least 50% of the population of the United States, the final deadline shall be further extended automatically to June 14, 2025, for us to construct and offer 5G broadband service to at least 70% of the population in each Economic Area (which is a service area established by the FCC) with respect to these licenses.
(5)	For these licenses, we must offer 5G broadband service to at least 70% of the United States population by this date; provided, however, that if by June 14, 2023, we are offering 5G broadband service with respect to these licenses to at least 50% of the population of the United States, the final deadline shall be further extended automatically to June 14, 2025, for us to construct and offer 5G broadband service to at least 75% of the population in each Economic Area with respect to these licenses.
(6)	For these licenses, we must offer 5G broadband service to at least 75% of the population in each Partial Economic Area (which are service areas established by the FCC) by this date.
(7)	There are a variety of build-out options and associated build-out metrics associated with these licenses.
(8)	For these licenses, Northstar Wireless and SNR Wireless must provide reliable signal coverage and offer service to at least 75% of the population of each license area by this date. If the AWS-3 interim build-out requirement is not met, the AWS-3 expiration date and the AWS-3 final build-out requirement may be accelerated by two years (from October 2027 to October 2025) for each AWS-3 License area in which Northstar Wireless and SNR Wireless do not meet the requirement.
(9)	See Note 2 for further information.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Commercialization of Our Wireless Spectrum Licenses and Related Assets. We plan to commercialize our wireless spectrum licenses through our 5G Network Deployment. To that end, we have undertaken several key steps including identifying markets to build out, making executive and management hires and entering into agreements with key vendors. For example, on November 16, 2020, we announced a long-term agreement with Crown Castle pursuant to which Crown Castle will lease us space on up to 20,000 communication towers.  As part of the agreement, we will also receive certain fiber transport services and have the option to utilize Crown Castle for pre-construction services.  We entered into a similar agreement with American Tower on March 15, 2021 and have also entered into agreements with a number of other tower providers.  We have also entered into multiple long-term agreements with vendors including, among others, Amazon, Dell, Fujitsu, Palo Alto and VMware for cloud computing service, radios, software, network security, and other services related to our 5G Network Deployment. We began construction of several markets including our first major market, Las Vegas, Nevada, during the second quarter of 2021. We anticipate deployment in Las Vegas to be substantially complete by the end of the third quarter of 2021 and the initial launch of consumer beta service in the fourth quarter of 2021. We currently expect capital expenditures, excluding capitalized interest, for our 5G Network Deployment to be approximately $10 billion.

Prior to starting our 5G Network Deployment, we notified the FCC in March 2017 that we planned to deploy a narrowband IoT network on certain of these wireless licenses, which we expected to complete by March 2020, with subsequent phases to be completed thereafter.  In light of, among other things, certain developments related to the Sprint/T-Mobile merger, during the first quarter 2020, we determined that the revision of certain of our build-out deadlines was probable and, therefore, we no longer intended to complete our narrowband IoT deployment.  The FCC issued an Order effectuating the build-out deadline changes contemplated above on September 11, 2020.  During the first quarter 2020, we impaired certain assets that would not be utilized in our 5G Network Deployment, resulting in a $253 million non-cash impairment charge in “Impairment of long-lived assets” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Order on Remand.  On January 24, 2018, the FCC released an Order on Remand, DA 18-70 (the “Order on Remand”) purporting to establish a procedure to afford Northstar Wireless and SNR Wireless the opportunity to implement a Cure pursuant to the Appellate Decision.  On June 8, 2018, Northstar Wireless and SNR Wireless each filed amended agreements to demonstrate that, in light of such changes, each of Northstar Wireless and SNR Wireless qualified for the very small business bidding credit that it sought in the AWS-3 Auction.  Northstar Wireless and SNR Wireless filed a Joint Application for Review of the Order on Remand requesting, among other things, an iterative negotiation process with the FCC regarding a Cure, which was denied on July 12, 2018.  The pleading cycle established in the Order on Remand concluded in October 2018.  On November 23, 2020, the FCC issued a Memorandum Opinion and Order that concluded, among other things, that DISH Network retained de facto control over Northstar Wireless and SNR Wireless and denied the very small business bidding credit sought by Northstar Wireless and SNR Wireless, even though the parties had eliminated or significantly modified every provision previously deemed to have been disqualifying by the FCC.  Northstar Wireless and SNR Wireless timely filed an appeal of the FCC’s 2020 decision, which remains pending at the United States Court of Appeals for the District of Columbia Circuit.  We cannot predict with any degree of certainty the outcome of the appeal.

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

On June 7, 2018, American III, SNR Holdco, SNR Management, and John Muleta amended and restated the Second Amended and Restated Limited Liability Company Agreement, dated March 31, 2018, by and among American III, SNR Holdco, SNR Management and John Muleta, to, among other things: (i) reduce the mandatory quarterly distribution for the SNR Preferred Interests from 12 percent to eight percent from and after June 7, 2018; (ii) increase the window for SNR Management to “put” its interest in SNR Holdco to SNR Holdco after October 27, 2020 from 30 days to 90 days; (iii) provide an additional 90-day window for SNR Management to put its interest in SNR Holdco to SNR Holdco commencing on October 27, 2021; (iv) provide a right for SNR Management to require an appraisal of the fair market value of its interest in SNR Holdco at any time from October 27, 2022 through October 27, 2024, coupled with American III having the right to accept the offer to sell from SNR Management; (v) allow SNR Management to sell its interest in SNR Holdco without American III’s consent any time after October 27, 2020 (previously October 27, 2025); (vi) allow SNR Holdco to conduct an initial public offering without American III’s consent any time after October 27, 2022 (previously October 27, 2029); (vii) remove American III’s rights of first refusal with respect to SNR Management’s sale of its interest in SNR Holdco or SNR Holdco’s sale of any AWS-3 Licenses; and (viii) remove American III’s tag along rights with respect to SNR Management’s sale of its interest in SNR Holdco. SNR Management had the right to put its interest in SNR Holdco to SNR Holdco for a 90-day period from October 27, 2020. The First SNR Put Window closed in the first quarter 2021, was not exercised and expired in January 2021.

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

As of June 30, 2021 and December 31, 2020, Northstar Manager’s ownership interest in Northstar Spectrum and SNR Management’s ownership interest in SNR HoldCo was $372 million and $351 million, respectively, recorded as “Redeemable noncontrolling interests” on our Condensed Consolidated Balance Sheets.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Bunker IP

On January 27, 2021, Bunker IP LLC filed a complaint against our wholly-owned subsidiary, DISH Wireless L.L.C., in the United States District Court for the Northern District of Illinois. The complaint alleges infringement of U.S. Patent No. 7,181,237 (the “237 patent), entitled “Control of a Multi-Mode, Multi-Band Mobile Telephone via a Single Hardware and Software Man Machine Interface; and U.S. Patent No. 8,843,641 (the “641 patent”), entitled “Plug-In Connector System for Protected Establishment of a Network Connection.” Generally, the 237 patent relates to a mobile phone that can switch between two different protocols within a single chipset, and the 641 patent relates to a plug-in connector to a device, where the connector’s presence is authenticated to ensure protected access to network resources. On May 19, 2021, pursuant to Bunker IP’s request, the Court dismissed the case without prejudice. This matter is now concluded.

Cedar Lane Technologies

On October 13, 2020, Cedar Lane Technologies Inc. (“Cedar Lane Technologies”) filed a complaint against our wholly owned subsidiary, DISH Network L.L.C., in the United States District Court for the Western District of Texas. The complaint alleges infringement of United States Patent No. 6,502,194 (the “194 patent”), entitled “System for playback of network audio material on demand”; United States Patent No. 6,526,411 (the “411 patent”), entitled “System and method for creating dynamic playlists”; United States Patent No. 6,721,489 (the “489 patent”), entitled “Play list manager”; United States Patent No. 7,173,177 (the “177 patent”), entitled “User interface for simultaneous management of owned and unowned inventory”; United States Patent No. 7,642,443 (the “443 patent”), entitled “User interface for simultaneous management of owned and unowned inventory”; and United States Patent No. 8,165,867 (the “867 patent”), entitled “Methods for translating a device command.” Generally, the asserted patents relate to streaming digital audio to a home audio system; aspects of play lists and purchased content; and voice control. Cedar Lane Technologies is a non-practicing entity that has filed more than 75 patent infringement lawsuits. On March 11, 2021, pursuant to a stipulation of the parties, the Court dismissed the case without prejudice. This matter is now concluded.

City of Hallandale Beach Police Officers’ and Firefighters’ Personnel Retirement Trust

On July 2, 2019, a putative class action lawsuit was filed by a purported EchoStar stockholder in the District Court of Clark County, Nevada under the caption City of Hallandale Beach Police Officers’ and Firefighters’ Personnel Retirement Trust (“City of Hallandale”) v. Ergen, et al., Case No. A-19-797799-B. The lawsuit named as defendants Mr. Ergen, the other members of the EchoStar Board, as well as EchoStar, certain of its officers, DISH Network and certain of DISH Network’s and EchoStar’s affiliates. Plaintiff alleges, among other things, breach of fiduciary duties in approving the transactions contemplated under the Master Transaction Agreement for inadequate consideration and pursuant to an unfair and conflicted process, and that EchoStar, DISH Network and certain other defendants aided and abetted such breaches. In the operative First Amended Complaint, filed on October 11, 2019, the plaintiff dropped as defendants the EchoStar board members other than Mr. Ergen. The Court granted, in part, the plaintiff’s motion for class certification on January 15, 2021. The trial of this matter is scheduled to start sometime during the five-week “stack” beginning September 7, 2021. See Note 14 for further information on the Master Transaction Agreement. Plaintiff seeks equitable relief, including the issuance of additional DISH Network Class A common stock, monetary relief and other costs and disbursements, including attorneys’ fees.

The parties have entered into a global settlement agreement, subject to court approval. The parties’ joint motion for preliminary approval has been approved and the final approval hearing has been scheduled for December 6, 2021.

If the settlement is not approved, we intend to vigorously defend this case, but cannot predict with any degree of certainty the outcome of this suit or determine the extent of any potential liability or damages.

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

On October 16, October 21, November 2, 2020 and November 9, 2020, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office requesting ex parte reexamination of the validity of the asserted claims of, respectively, the 784 patent, the 799 patent, the 318 patent and the 970 patent; and on November 2, November 20, December 14 and December 15, 2020, the United States Patent and Trademark Office granted each request for reexamination. On May 7, 2021, May 25, 2021, June 25, 2021 and July 7, 2021, the United States Patent and Trademark Office issued Ex Parte Reexamination Certificates confirming the patentability of the challenged claims of, respectively, the 799 patent, the 784 patent, the 318 patent and the 970 patent. ClearPlay’s damages expert contends that ClearPlay is entitled to $543 million in damages.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

In a First Amended Complaint filed on August 6, 2018, Contemporary added our wholly-owned subsidiary DISH Network L.L.C. as a defendant. In a Second Amended Complaint filed on October 9, 2018, Contemporary named only our wholly-owned subsidiary DISH Network L.L.C. as a defendant and dropped certain indirect infringement allegations. On June 10, 2019, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of the asserted claims of the 842 patent, the 903 patent, the 643 patent and the 997 patent. On December 13, 2019 and January 7, 2020, the United States Patent and Trademark Office agreed to institute proceedings on each of our petitions. Following Contemporary’s decision not to file Patent Owner Responses to DISH Network L.L.C.’s petitions on the 842 patent and the 903 patent, on April 24, 2020, the United States Patent and Trademark Office entered judgments granting those petitions and canceling the challenged claims of those patents. On November 25, 2020 and December 18, 2020, respectively, the United States Patent and Trademark Office issued final written decisions invalidating all challenged claims of, respectively, the 643 patent and the 997 patent. On February 12, 2021, Contemporary Display noticed an appeal to the United States Court of Appeals for the Federal Circuit challenging the final written decision as to the 997 patent, and on June 15, 2021, it filed its opening brief. On July 11, 2019, the Court entered an order staying the case pending resolution of the petitions. On January 31, 2020, pursuant to the parties’ joint motion, the Court dismissed all claims arising from the 202 patent, and extended its stay of the litigation pending non-appealable determinations on all of the petitions before the United States Patent and Trademark Office.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Pursuant to an agreement between the parties, on December 20, 2017, DISH Network L.L.C. dismissed its petitions challenging the 029 patent in the United States Patent and Trademark Office, and on January 9, 2018, the parties dismissed their claims, counterclaims and defenses as to that patent in the litigation. On March 5, 2018, the United States Patent and Trademark Office conducted a trial on the remaining petitions. On June 11, 2018, the United States Patent and Trademark Office issued final written decisions on DISH Network L.L.C.’s petitions challenging the 090 patent and it invalidated all of the asserted claims. On July 25, 2018, the United States Patent and Trademark Office issued final written decisions on DISH Network L.L.C.’s petitions challenging the 437 patent and the 494 patent and it invalidated all of the asserted claims. Customedia appealed its losses. The Court of Appeals for the Federal Circuit heard oral argument on November 6, 2019 on the appeal involving the 437 patent, and summarily affirmed the patent’s invalidity on November 8, 2019. On January 7, 2020, Customedia petitioned the Court of Appeals for rehearing or rehearing en banc, raising issues about the constitutionality of the appointment of the administrative patent judges that heard the petition before the Patent and Trademark Office, but the Court of Appeals denied rehearing on March 5, 2020. On July 31, 2020, Customedia filed a petition with the United States Supreme Court asking it to hear a further appeal, but its petition was denied on October 13, 2020. On November 6, 2020, it filed a petition for rehearing on the United States Supreme Court’s decision not to hear a further appeal, but on November 17, 2020, the Supreme Court rejected that petition.

The Court of Appeals heard oral argument on the appeal involving the 090 patent and the 494 patent on December 3, 2019, and affirmed those patents’ invalidity on March 6, 2020. On May 5, 2020, Customedia filed petitions in the Federal Circuit for rehearing and rehearing en banc, but those petitions were denied on June 9, 2020. On November 6, 2020, Customedia served a petition to the United States Supreme Court asking it to hear a further appeal. On June 16, 2021, the Patent and Trademark Office issued a certificate cancelling the challenged claims of the 437 patent and, on July 9, 2021, it issued certificates cancelling the challenged claims of the 090 and 494 patents. The litigation in the District Court has been stayed since August 8, 2017 pending resolution of the proceedings at the United States Patent and Trademark Office.

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

Gravel Rating Systems

On April 23, 2021, Gravel Rating Systems LLC (“Gravel Rating Systems”) filed a complaint in the United States District Court for the Eastern District of Texas against our wholly-owned subsidiary DISH Wireless L.L.C.  The complaint alleges infringement of U.S. Patent No. 7,590,636 (the “636 patent”), entitled “Knowledge Filter.”  The complaint accuses the Boost Mobile website of infringing the 636 patent in connection with the way in which it collects and stores user comments and ratings.  Gravel Rating Systems has brought similar complaints against, among others, T-Mobile, Costco, Lowe’s, Kohl’s and Target.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Innovative Foundry Technologies LLC

On December 20, 2019, Innovative Foundry Technologies LLC filed a complaint against us (as well as Semiconductor Manufacturing International Corporation; Broadcom Incorporated; Broadcom Corporation; and Cypress Semiconductor Corporation) in the United States District Court for the Western District of Texas. The complaint alleges infringement of United States Patent No. 6,580,122 (the “122 patent”), entitled “Transistor Device Having an Enhanced Width Dimension and a Method of Making Same”; United States Patent No. 6,806,126 (the “126 patent”), entitled “Method of Manufacturing a Semiconductor Component”; United States Patent No. 6,933,620 (the “620 patent”), entitled “Semiconductor Component and Method of Manufacture”; and United States Patent No. 7,009,226 (the “226 patent”), entitled “In-Situ Nitride/Oxynitride Processing with Reduced Deposition Surface Pattern Sensitivity.” On April 9, 2020, Semiconductor Manufacturing International Corporation filed a petition with the United States Patent and Trademark Office challenging the validity of the asserted claims of the 226 patent, and on April 14, 2020, it filed petitions challenging the validity of the asserted claims of the 126 patent and 620 patent. On December 30, 2020, the Court entered an order severing and staying the claims against us and certain other defendants not involved in the manufacturing of the accused chips. On April 22, 2021, the parties filed a stipulation of dismissal with prejudice of all claims against us. This matter is now concluded.

Optic153

On January 29, 2021, Optic153 LLC (“Optic 153”) filed a complaint in the United States District Court for the Western District of Texas against us and our wholly-owned subsidiaries DISH Network L.L.C. and Dish Network Service L.L.C. The complaint alleges infringement of U.S. Patent No. 6,115,174 (the “174 patent”), entitled “Optical Signal Varying Devices”; U.S. Patent No. 6,236,487 (the “487 patent”), entitled “Optical Communication Control System”; U.S. Patent No. 6,344,922 (the “922 patent”), entitled “Optical Signal Varying Devices”; U.S. Patent No. 6,356,383 (the “383 patent”), entitled “Optical Transmission Systems Including Optical Amplifiers Apparatuses and Methods”; U.S. Patent No. 6,587,261 (the “261 patent”), entitled “Optical Transmission Systems Including Optical Amplifiers Apparatuses and Methods of Use Therein”; and U.S. Patent No. 6,771,413 (the “413 patent”), entitled “Optical Transmission Systems Including Optical Amplifiers, Apparatuses and Methods.” In general, the patents relate to various aspects of the provisioning of fiber optics communications. On April 26, 2021, Optic153 filed a request for dismissal of its claims against us, DISH Network L.L.C. and Dish Network Service L.L.C.  This matter is now concluded.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The amended complaint in the Original Texas Action alleges infringement of United States Patent No. 8,717,204 (the “204 patent”), entitled “Methods for encoding and decoding data”; United States Patent No. 9,054,728 (the “728 patent”), entitled “Data compression systems and methods”; United States Patent No. 7,358,867 (the “867 patent”), entitled “Content independent data compression method and system”; United States Patent No. 8,502,707 (the “707 patent”), entitled “Data compression systems and methods”; United States Patent No. 8,275,897 (the “897 patent”), entitled “System and methods for accelerated data storage and retrieval”; United States Patent No. 8,867,610 (the “610 patent”), entitled “System and methods for video and audio data distribution”; United States Patent No. 8,934,535 (the “535 patent”), entitled “Systems and methods for video and audio data storage and distribution”; and United States Patent No. 8,553,759 (the “759 patent”), entitled “Bandwidth sensitive data compression and decompression.” Realtime alleges that our, Sling TV L.L.C., Sling Media L.L.C. and Arris Group, Inc. streaming video products and services compliant with various versions of the H.264 video compression standard infringe the 897 patent, the 610 patent and the 535 patent, and that the data compression system in Hughes’ products and services infringe the 204 patent, the 728 patent, the 867 patent, the 707 patent and the 759 patent.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On July 3, 2018, Sling TV L.L.C., Sling Media L.L.C., DISH Network L.L.C., and DISH Technologies L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of each of the asserted patents. On January 31, 2019, the United States Patent and Trademark Office agreed to institute proceedings on our petitions challenging all asserted claims of each of the asserted patents, and it held trial on the petitions on December 5, 2019. On January 17, 2020, the United States Patent and Trademark Office terminated the petitions as time-barred, but issued a final written decision invalidating the 535 patent to third parties that had timely joined in our petition (and, on January 10, 2020, issued a final written decision invalidating the 535 patent in connection with a third party’s independent petition). On March 16, 2020, Sling TV L.L.C., Sling Media L.L.C., DISH Network L.L.C., and DISH Technologies L.L.C. filed a notice of appeal from the terminated petitions to the United States Court of Appeals for the Federal Circuit. On June 29, 2020, the United States Patent and Trademark Office filed a notice of intervention in the appeal. On March 16, 2021, the Court of Appeals dismissed the appeal for lack of jurisdiction. On April 29, 2021, Sling TV L.L.C., Sling Media L.L.C., DISH Network L.L.C., and DISH Technologies L.L.C. filed a petition for rehearing, which was denied on June 28, 2021. On January 12, 2021, Realtime Adaptive Streaming filed a notice of dismissal of its claims on the 535 patent. On July 30, 2021, the District Court granted summary judgment in favor of DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C., holding that the remaining asserted patent, the 610 patent, is invalid because it claims patent-ineligible abstract subject matter. On August 7, 2020, the United States Patent and Trademark Office granted a request for ex parte reexamination of the validity of the 610 patent.

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

Sound View Innovations, LLC

On December 30, 2019, Sound View Innovations, LLC filed one complaint against our wholly-owned subsidiaries DISH Network L.L.C. and DISH Technologies L.L.C. and a second complaint against our wholly-owned subsidiary Sling TV L.L.C. in the United States District Court for the District of Colorado. The complaint against DISH Network L.L.C. and DISH Technologies L.L.C. alleges infringement of United States Patent No 6,502,133 (the “133 patent”), entitled “Real-Time Event Processing System with Analysis Engine Using Recovery Information” and both complaints allege infringement of United States Patent No. 6,708,213 (the “213 patent), entitled “Method for Streaming Multimedia Information Over Public Networks”; United States Patent No. 6,757,796 (the “796 patent”), entitled “Method and System for Caching Streaming Live Broadcasts transmitted Over a Network”; and United States Patent No. 6,725,456 (the “456 patent”), entitled “Methods and Apparatus for Ensuring Quality of Service in an Operating System.” All but the 133 patent is also asserted in the complaint against Sling TV L.L.C.

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

On November 13, 2017, City of Sterling Heights Police and Fire Retirement System (“Sterling Heights”), a purported shareholder of the Company, filed a putative shareholder derivative action in the District Court for Clark County, Nevada. Sterling Heights makes substantially the same allegations as Plumbers Union 519, and alleges causes of action against the Director Defendants for breach of fiduciary duty, waste of corporate assets and unjust enrichment. Sterling Heights is seeking an unspecified amount of damages. Pursuant to a stipulation of the parties, on January 4, 2018, the District Court agreed to consolidate the Sterling Heights action with the Plumbers Local 519 action, and on January 12, 2018, the derivative plaintiffs filed an amended consolidated complaint that largely duplicates the original Plumbers Local 519 complaint. Our Board of Directors has established a Special Litigation Committee to review the factual allegations and legal claims in this action. On May 15, 2018, the District Court granted the Special Litigation Committee’s motion to stay the case pending its investigation. The Special Litigation Committee’s report was filed on November 27, 2018, and recommended that the Company not pursue the claims asserted by the derivative plaintiffs. On December 20, 2018, the Special Litigation Committee filed a motion seeking deferral to its determination that the claims should be dismissed. Following a two-day evidentiary hearing on July 6-7, 2020, on July 17, 2020, the District Court entered an order granting the Special Litigation Committee’s motion. On August 25, 2020, the derivative plaintiffs filed a notice of appeal to the Nevada Supreme Court, and that appeal has been fully briefed since June 25, 2021.

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

Turner Network Sales

On October 6, 2017, Turner Network Sales, Inc. (“Turner”) filed a complaint against our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Southern District of New York. The operative First Amended Complaint alleges that DISH Network L.L.C. improperly calculated and withheld licensing fees owing to Turner in connection with its carriage of CNN and other networks. On December 14, 2017, DISH Network L.L.C. filed its operative first amended counterclaims against Turner. In the counterclaims, DISH Network L.L.C. seeks a declaratory judgment that it properly calculated the licensing fees owed to Turner for carriage of CNN, and also alleges claims for unrelated breaches of the parties’ affiliation agreement. On September 27, 2019, the Court granted, in part, Turner’s motion for summary judgment, holding, in part, that Turner was entitled to recover approximately $20 million in license fee payments that DISH Network L.L.C. had withheld after it discovered previous over-payments. On February 12, 2020, the parties filed a stipulation to dismiss certain of their respective claims. Trial on the remaining claims in this matter has been re-set for October 3, 2021. Turner’s damages expert contends that Turner is entitled to approximately $206 million in damages. On July 13, 2021, pursuant to a joint request of the parties, the Court dismissed the case with prejudice. This matter is now concluded.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On June 25, 2019, Sling TV L.L.C. filed a petition with the United States Patent and Trademark Office challenging the validity of all of the asserted claims of the 005 patent. On July 19, 2019 and July 22, 2019, respectively, Sling TV L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of all asserted claims of the 273 patent and the 609 patent. On August 12, 2019, Sling TV L.L.C. filed a petition with the United States Patent and Trademark Office challenging the validity of all of the asserted claims of the 118 patent. On October 18, 2019, pursuant to a stipulation of the parties, the Court entered a stay of the trial proceedings. On January 9, 2020, the United States Patent and Trademark Office agreed to institute proceedings on the petition challenging the 005 patent. On January 15, 2020, the United States Patent and Trademark Office agreed to institute proceedings on the petition challenging the 273 patent. On February 4, 2020, the United States Patent and Trademark Office agreed to institute proceedings on the petition challenging the 609 patent. On February 25, 2020, the United States Patent and Trademark Office declined to institute proceedings on the petition challenging the 118 patent. On December 28, 2020, the United States Patent and Trademark Office issued a final written decision upholding the validity of the challenged claims of the 273 patent, and Sling TV L.L.C. has filed a notice of appeal from that decision. On January 5, 2021, the United States Patent and Trademark Office issued a final written decision invalidating all challenged claims of the 005 patent. On January 19, 2021, the United States Patent and Trademark Office issued a final written decision invalidating all challenged claims of the 609 patent (and a second final written decision invalidating all challenged claims of the 609 patent based on a third party’s petition).

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

The total assets, revenue and operating income by segment were as follows:

	As of
	June 30,	December 31,
	2021	2020

	(In thousands)
Total assets:
Pay-TV	$37,001,119	$36,251,281
Wireless	30,688,782	29,921,237
Eliminations	(28,066,323)	(27,932,571)
Total assets	$39,623,578	$38,239,947

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(In thousands)
Revenue:
Pay-TV	$3,252,390	$3,186,444	$6,456,359	$6,404,468
Wireless	1,237,113	1,279	2,531,762	2,381
Eliminations	(2,543)	(633)	(3,308)	(2,370)
Total revenue	$4,486,960	$3,187,090	$8,984,813	$6,404,479

Operating income (loss):
Pay-TV	$826,914	$695,511	$1,599,657	$1,237,153
Wireless (1)	79,824	(57,861)	171,657	(455,425)
Total operating income (loss)	$906,738	$637,650	$1,771,314	$781,728

(1)	The six months ended June 30, 2020 was negatively impacted by an “Impairment of long-lived assets” of $356 million. See Note 2 for further information.

Geographic Information. Revenue is attributed to geographic regions based upon the location where the goods and services are provided. All service revenue was derived from the United States. Substantially all of our long-lived assets reside in the United States.

The following table summarizes revenue by geographic region:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Revenue:	2021	2020	2021	2020

	(In thousands)
United States	$4,471,634	$3,181,999	$8,957,497	$6,383,447
Canada and Mexico	15,326	5,091	27,316	21,032
Total revenue	$4,486,960	$3,187,090	$8,984,813	$6,404,479

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Category:	2021	2020	2021	2020

	(In thousands)
Pay-TV subscriber and related revenue	$3,202,042	$3,149,813	$6,366,409	$6,315,854
Wireless services and related revenue	1,052,807	—	2,097,974	—
Pay-TV equipment sales and other revenue	50,348	36,631	89,950	88,614
Wireless equipment sales and other revenue	184,306	1,279	433,788	2,381
Eliminations	(2,543)	(633)	(3,308)	(2,370)
Total	$4,486,960	$3,187,090	$8,984,813	$6,404,479

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

13.Contract Balances

Our valuation and qualifying accounts as of June 30, 2021 were as follows:

Allowance for credit losses	Balance at Beginning of Period	Current Period Provision for Expected Credit Losses	Write-offs Charged Against Allowance	Balance at End of Period

	(In thousands)
For the six months ended June 30, 2021	$72,278	$23,839	$(46,338)	$49,779

Contract liabilities arise when we bill our customers and receive consideration in advance of providing the service. Contract liabilities are recognized as revenue when the service has been provided to the customer. Contract liabilities are recorded in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets.

	As of
	June 30,	December 31,
	2021	2020
	(In thousands)
Contract liability	$738,540	$778,832

Our beginning of period contract liability recorded as customer contract revenue during 2021 was $741 million.

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

“Trade accounts receivable”

As of June 30, 2021 and December 31, 2020, trade accounts receivable from EchoStar was $1 million. These amounts are recorded in “Trade accounts receivable” on our Condensed Consolidated Balance Sheets.

“Trade accounts payable”

As of June 30, 2021 and December 31, 2020, trade accounts payable to EchoStar was $8 million and $6 million, respectively. These amounts are recorded in “Trade accounts payable” on our Condensed Consolidated Balance Sheets.

“Equipment sales and other revenue”

During the three months ended June 30, 2021 and 2020, we received $2 million and $2 million, respectively, for services provided to EchoStar. During the six months ended June 30, 2021 and 2020, we received $3 million and $4 million, respectively, for services provided to EchoStar. These amounts are recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these revenues are discussed below.

Real Estate Lease Agreements. We have entered into lease agreements pursuant to which we lease certain real estate to EchoStar. The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic areas, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises. The term of each lease is set forth below:

●	El Paso Lease Agreement. During 2012, we began leasing certain space at 1285 Joe Battle Blvd., El Paso, Texas to EchoStar for an initial period ending on August 1, 2015, which also provides EchoStar with renewal options for four consecutive three-year terms. During the second quarter 2015, EchoStar exercised its first renewal option for a period ending on August 1, 2018 and in April 2018 EchoStar exercised its second renewal option for a period ending in July 2021 and in May 2021 EchoStar exercised its third renewal option for a period ending in July 2024.

●	90 Inverness Lease Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar leases certain space from us at 90 Inverness Circle East, Englewood, Colorado for a period ending in February 2022. EchoStar has the option to renew this lease for four three-year periods.

●	Cheyenne Lease Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar began leasing certain space from us at 530 EchoStar Drive, Cheyenne, Wyoming for a period ending in February 2019. In August 2018, EchoStar exercised its option to renew this lease for a one-year period ending in February 2020. EchoStar has the option to renew this lease for 12 one-year periods. In connection with the Master Transaction Agreement, we and EchoStar amended this lease to provide EchoStar with certain space for a period ending in September 2021, with the option for EchoStar to renew for a one-year period upon 180 days’ written notice prior to the end of the term. In March 2021, EchoStar exercised its option to renew this lease for a one-year period ending September 2022 and amended the lease to provide the option for EchoStar to renew this lease for up to three additional years.

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

TT&C Agreement – Master Transaction Agreement. In September 2019, in connection with the Master Transaction Agreement, we entered into an agreement pursuant to which we provide TT&C services to EchoStar for a period ending in September 2021, with the option for EchoStar to renew for a one-year period upon written notice at least 90 days prior to the initial expiration (the “MTA TT&C Agreement”). The fees for services provided under the MTA TT&C Agreement are calculated at either: (i) a fixed fee or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided. Either party is able to terminate the MTA TT&C Agreement for any reason upon 12 months’ notice. In June 2021, we amended the MTA TT&C Agreement to extend the term until September 2022 and added the option for EchoStar to renew for an additional three years.

“Cost of services”

During the three months ended June 30, 2021 and 2020, we incurred $4 million and $5 million, respectively, of costs for services provided to us by EchoStar. During the six months ended June 30, 2021 and 2020, we incurred $8 million and $11 million, respectively, of costs for services provided to us by EchoStar. These amounts are recorded in “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

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

“Cost of sales – equipment and other”

During the three months ended June 30, 2021 and 2020, we incurred $2 million and $1 million, respectively, for satellite hosting, operations and maintenance services as well as transmission of certain data.  During the six months ended June 30, 2021 and 2020, we incurred $3 million and $2 million, respectively, for satellite hosting, operations and maintenance services as well as transmission of certain data. These amounts are recorded in “Cost of sales – equipment and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

“Selling, general and administrative expenses”

During the three months ended June 30, 2021 and 2020, we incurred $9 million and $3 million, respectively, for selling, general and administrative expenses for services provided to us by EchoStar. During the six months ended June 30, 2021 and 2020, we incurred $12 million and $7 million, respectively, for selling, general and administrative expenses for services provided to us by EchoStar. These amounts are recorded in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

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

City of Hallandale.  During the second quarter of 2021, we and the other named defendants entered into a global settlement agreement with the City of Hallandale.  Under this settlement agreement, we expect to contribute an immaterial amount to the settlement. The settlement is subject to court approval. The parties’ joint motion for preliminary approval has been approved and the final approval hearing has been scheduled for December 6, 2021. See Note 11 for further information.

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

Hughes Broadband Master Services Agreement.  In March 2017, DISH Network L.L.C. (“DNLLC”) and HNS entered into the MSA pursuant to which DNLLC, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders for the Hughes broadband satellite service and related equipment; and (ii) installs Hughes service equipment with respect to activations generated by DNLLC.  Under the MSA, HNS will make certain payments to DNLLC for each Hughes service activation generated, and installation performed, by DNLLC.  Payments from HNS for services provided are recorded in “Service revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). For the three months ended June 30, 2021 and 2020, these payments were $2 million and $5 million, respectively. For the six months ended June 30, 2021 and 2020, these payments were $4 million and $9 million, respectively. The MSA has an initial term of five years with automatic renewal for successive one-year terms.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

After the first anniversary of the MSA, either party has the ability to terminate the MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party.  Upon expiration or termination of the MSA, HNS will continue to provide the Hughes service to subscribers and make certain payments to DNLLC pursuant to the terms and conditions of the MSA. For the three months ended June 30, 2021 and 2020, we purchased broadband equipment from HNS of $2 million and $3 million, respectively, under the MSA. For the six months ended June 30, 2021 and 2020, we purchased broadband equipment from HNS of $3 million and $7 million, respectively, under the MSA.

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

The table below summarizes our transactions with NagraStar:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$11,903	$13,259	$23,673	$27,351

	As of
	June 30,	December 31,
	2021	2020

	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$7,816	$9,038
Commitments to NagraStar	$4,473	$3,260

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

The table below summarizes our transactions with Dish Mexico:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(In thousands)
Sales:
Satellite capacity	$6,269	$5,463	$11,731	$10,925
Uplink services	1,150	1,288	2,445	2,669
Total	$7,419	$6,751	$14,176	$13,594

	As of
	June 30,	December 31,
	2021	2020

	(In thousands)
Amounts Receivable:
Amounts receivable from Dish Mexico	$12,414	$17,029

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

15.Subsequent Events

On July 14, 2021, DISH Wireless L.L.C., our indirect wholly-owned subsidiary, and AT&T entered into a ten-year Network Services Agreement (the “NSA”), which will provide customers of Boost Mobile, Ting Mobile and Republic Wireless and all future brands coverage on AT&T’s network.

Subject to the terms and limitations of the NSA, AT&T will provide us with mobile wireless voice, data and messaging services in all U.S. geographic areas where AT&T or any AT&T affiliate provide such services or where AT&T or any AT&T affiliate has the right to use another wireless service provider’s network and is authorized to extend such right to us. The NSA also provides our retail wireless customers with voice and data roaming services throughout the U.S. on the AT&T network and access to AT&T’s network, even within the markets where we are deploying our 5G network.

The NSA is not exclusive for both parties, as neither party is restricted from deploying or building out any wireless service or network, or any other future technology or network, or from upgrading, altering or modifying its own network in its sole discretion. We have certain restrictions on our ability to resell the services provided under the NSA to third parties. The NSA also provides an avenue for AT&T to deploy portions of our spectrum to support our customers on the AT&T network, by allowing AT&T the right, but not the obligation, to request to use portions of our spectrum in different markets for an agreed upon period of time, subject to certain terms and conditions.

Under the NSA, AT&T becomes our primary network services provider, as we have committed to activate on AT&T’s network at least a minimum percentage of certain of our MVNO subscribers in the U.S. who receive services through a third-party network and to cause no less than a specified percentage of certain of our domestic roaming data usage for our MNO subscribers to be on AT&T. We have agreed to pay AT&T at least $5 billion over the course of the ten-year term of the NSA, subject to certain terms and conditions. Under the NSA, AT&T will provide our postpaid and prepaid customers with similar quality of service as compared to certain AT&T postpaid and prepaid customers. We and AT&T also make certain mutual commitments with respect to each parties’ respective customers, including without limitation, periodic technology and product roadmap meetings regarding future technologies, devices, features, and functionalities.

Upon expiration or termination of the NSA, subject to certain limitations, a two-year transition period will apply, during which AT&T will cooperate to enable current end users to continue using the services. The NSA may be terminated by either party pursuant to certain customary conditions such as a material breach or insolvency. Additionally, in the event of a qualifying change of control of DISH Wireless L.L.C., AT&T may terminate the NSA. Generally, a qualifying change of control would occur if (A) certain “restricted parties” own more than 50% of the voting power or own more than 50% of the economic value of DISH Wireless L.L.C. or any parent entity of our wireless business; or (B) DISH Wireless L.L.C. sells all or substantially all of the assets of its wireless business to a “restricted party.” A “restricted party” generally includes certain U.S. wireless providers, certain U.S. cable companies and certain large technology companies. However, we would remain able to continue to use AT&T’s network services to support our MVNO customers for up to 2 years following any such change of control termination and would also retain access to roaming services on the AT&T network for both our new and existing MNO subscribers during such period.

The description of the NSA above is not complete and is qualified in its entirety by the actual terms of the NSA, a copy of which will be filed with the U.S. Securities and Exchange Commission as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021.

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

Our Retail Wireless business unit offers prepaid and postpaid retail wireless services to subscribers under our Boost Mobile, Ting Mobile and Republic Wireless brands, as well as a competitive portfolio of wireless devices. We offer customers value by providing choice and flexibility in our wireless services. We offer competitive consumer plans with no annual service contracts. Our retail wireless business strategy is to expand our current target segments and profitably grow our subscriber base by acquiring and retaining high quality subscribers while we complete our 5G Network Deployment. We intend to acquire high quality subscribers by providing competitive offers with innovative new value-added services that better meet those subscribers’ needs and budget. We intend on retaining those subscribers through those compelling new value-added services and outstanding customer service. As we work to integrate our retail wireless brands one of our focuses is to ensure that our Pay-TV subscribers are aware of the increased value available to them through our retail wireless brands.

Our 5G Network Deployment business unit strategy is to commercialize our wireless spectrum licenses through the completion of the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G network (our “5G Network Deployment”). To that end, we have undertaken several key steps including identifying markets to build out, making executive and management hires and entering into agreements with key vendors. For example, on November 16, 2020, we announced a long-term agreement with Crown Castle pursuant to which Crown Castle will lease us space on up to 20,000 communication towers.  As part of the agreement, we will also receive certain fiber transport services and have the option to utilize Crown Castle for pre-construction services.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

We entered into a similar agreement with American Tower on March 15, 2021 and have also entered into agreements with a number of other tower providers.  We have also entered into multiple long-term agreements with vendors including, among others, Amazon, Dell, Fujitsu, Palo Alto and VMware for cloud computing service, radios, software, network security, and other services related to our 5G Network Deployment. We began construction of several markets including our first major market, Las Vegas, Nevada, during the second quarter of 2021. We anticipate deployment in Las Vegas to be substantially complete by the end of the third quarter of 2021 and the initial launch of consumer beta service in the fourth quarter of 2021.

Recent Developments

COVID-19 Update

A novel strain of coronavirus which causes the disease COVID-19 has resulted in a worldwide pandemic.  COVID-19 has surfaced in nearly all regions around the world and resulted in global travel restrictions and business slowdowns or shutdowns.  The COVID-19 pandemic has also created unanticipated circumstances and uncertainty, disruption, and significant volatility in the economic environment generally, which have adversely affected, and may continue to adversely affect, our business operations and could materially and adversely affect our business, financial condition and results of operations.  As the COVID-19 pandemic continues, many of our subscribers are impacted by recommendations and/or mandates from federal, state, and local authorities to practice social distancing, to refrain from gathering in groups and, in some areas, to refrain from non-essential movements outside of their homes. While certain government regulations and/or mandates have eased, or are expected to ease in 2021 and COVID-19 vaccines have become broadly available in certain areas, governmental authorities are continuing to monitor the situation and take various actions in an effort to slow or prevent an increase in the spread of COVID-19. COVID-19 continues to impact our business during 2021, in particular in the following areas:

●	In response to the outbreak and business disruption, first and foremost, we have prioritized the health and safety of our employees. We have implemented increased health and safety practices including, increased use of personal protective equipment for employees to protect them and our subscribers, and temperature checks at certain locations.

●	Our DISH TV and Retail Wireless businesses have been and may be further impacted by: (i) government recommendations and/or mandates for commercial establishments to operate at reduced capacity; and (ii) reduced in person selling opportunities due to subscriber preferences and actions as well as government restrictions.

●	Our supply chain has been impacted by COVID-19, and there have been and could be additional significant and unanticipated interruptions and/or delays in the supply of materials and/or equipment across our supply chain, due to, among other things, surges in COVID-19. Moreover, the recent surges in COVID-19 cases in areas outside the United States and the stringent lockdowns implemented in response to such surges are causing interruptions and/or delays that are adversely impacting, among other things, the software, hardware and testing related to our 5G Network Deployment. In addition, during 2021 there have been worldwide interruptions and delays in the supply of electronic components including semi-conductors, which may significantly impact our ability to obtain set-top boxes, wireless devices and wireless network equipment. Furthermore, we may not be able to diversify sources of supply in a timely manner to mitigate these interruptions and/or delays. These interruptions and/or delays in our supply chain could have a material adverse effect on our business, including our Pay-TV and Retail Wireless operations, our ability to meet our build-out requirement deadlines for our wireless spectrum licenses and our 5G Network Deployment generally.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

We continue to monitor the evolving situation and guidance from international and domestic authorities, including federal, state and local public health agencies and may take additional actions based on their recommendations. In these circumstances, there may be developments beyond our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future.

Acquisitions

Boost Mobile Acquisition

Asset Purchase Agreement. On July 26, 2019, we entered into an Asset Purchase Agreement (the “APA”) with T-Mobile and Sprint Corporation (“Sprint” and together with T-Mobile, the “Sellers” and given the consummation of the Sprint/T-Mobile merger, sometimes referred to as “NTM”) to acquire from NTM certain assets and liabilities associated with Sprint’s Boost Mobile and Sprint-branded prepaid mobile services businesses (the “Prepaid Business”) for an aggregate purchase price of $1.4 billion, as adjusted for specific categories of net working capital on the closing date (the “Boost Mobile Acquisition”). Effective July 1, 2020 (the “Closing Date”), upon the terms and subject to the conditions set forth in the APA and in accordance with the Final Judgment (as defined below), we and T-Mobile completed the Boost Mobile Acquisition and DISH Network officially entered into the retail wireless market, serving more than 9 million subscribers under the Boost Mobile brand.

In connection with the Boost Mobile Acquisition and the consummation of the Sprint/T-Mobile merger, we, T-Mobile, Sprint, Deutsche Telekom AG (“DT”) and SoftBank Group Corporation (“SoftBank”) came to an agreement with the United States Department of Justice (the “DOJ”) on key terms and approval of the Transaction Agreements (as defined in Note 5 in the Notes to our Condensed Consolidated Financial Statements) and our wireless service business and spectrum. On July 26, 2019, we, T-Mobile, Sprint, DT and SoftBank (collectively, the “Defendants”) entered into a Stipulation and Order (the “Stipulation and Order”) with the DOJ binding the Defendants to a Proposed Final Judgment (the “Proposed Final Judgment”) which memorialized the agreement between the DOJ and the Defendants.

The Stipulation and Order and the Proposed Final Judgment were filed in the United States District Court for the District of Columbia (the “District Court”) on July 26, 2019 and on April 1, 2020, the Proposed Final Judgment was entered with the District Court (the Proposed Final Judgment as so entered with the District Court, the “Final Judgment”) and the Sellers consummated the Sprint/T-Mobile merger.

Ting Mobile Acquisition

On August 1, 2020, we completed an asset purchase agreement with Tucows Inc. (“Tucows”) pursuant to which we purchased the assets of Ting Mobile, including over 200,000 Ting Mobile subscribers (the “Ting Mobile Acquisition”). In addition, we entered into a services agreement pursuant to which Tucows will act as a mobile virtual network enabler for certain of our retail wireless subscribers. The consideration for the Ting Mobile Acquisition is an earn-out provision and the fair value of the earn-out provision has been assigned to a customer relationship intangible that is recorded in “Intangible assets, net.” The estimated fair value of the earn-out liability is recorded in “Other accrued expenses” and “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets. See Note 5 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Republic Wireless Acquisition

On May 1, 2021, we completed an asset purchase agreement with Republic Wireless Inc. (“Republic Wireless”) pursuant to which we purchased certain assets and liabilities of Republic Wireless, including approximately 200,000 wireless subscribers (the “Republic Wireless Acquisition”). The consideration for the Republic Wireless Acquisition consisted of an upfront cash payment and an earn-out provision. The fair value of the consideration has been assigned to customer relationship and tradename intangibles, and goodwill that are recorded in “Intangible assets, net” on our Condensed Consolidated Balance Sheets. The estimated fair value of the earn-out liability is recorded in “Other accrued expenses” and “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets.

We accounted for the Boost Mobile Acquisition, the Ting Mobile Acquisition and the Republic Wireless Acquisition as business combinations. The identifiable assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date and are consolidated into our financial statements. See Note 5 in the Notes to our Condensed Consolidated Financial Statements for further information.

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Service revenue. “Service revenue” consists principally of Pay-TV subscriber revenue and monthly recurring charges for wireless voice, text, and data services and other fees earned from our retail wireless business unit. Certain of the amounts included in “Service revenue” are not recurring on a monthly basis.

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

Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”). We are not aware of any uniform standards for calculating ARPU and believe presentations of ARPU may not be calculated consistently by other companies in the same or similar businesses. We calculate Pay-TV average monthly revenue per Pay-TV subscriber, or Pay-TV ARPU, by dividing average monthly Pay-TV segment “Service revenue,” excluding revenue from broadband services, for the period by our average number of Pay-TV subscribers for the period. The average number of Pay-TV subscribers is calculated for the period by adding the average number of Pay-TV subscribers for each month and dividing by the number of months in the period. The average number of Pay-TV subscribers for each month is calculated by adding the beginning and ending Pay-TV subscribers for the month and dividing by two. SLING TV subscribers on average purchase lower priced programming services than DISH TV subscribers, and therefore, as SLING TV subscribers increase as a percentage of total Pay-TV subscribers, it has had a negative impact on Pay-TV ARPU.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Segments

Business Segments

We currently operate two primary business segments: (1) Pay-TV; and (2) Wireless. Our Wireless segment consists of two business units, the Retail Wireless business unit and 5G Network Deployment business unit. Revenue and operating income (loss) by segment are shown in the table below:

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020.

	For the Three Months Ended
	June 30,		Variance
	2021	2020	Amount	%

	(In thousands)
Revenue:
Pay-TV	$3,252,390	$3,186,444	$65,946	2.1
Wireless	1,237,113	1,279	1,235,834	*
Eliminations	(2,543)	(633)	(1,910)	*
Total revenue	$4,486,960	$3,187,090	$1,299,870	40.8

Operating income (loss):
Pay-TV	$826,914	$695,511	$131,403	18.9
Wireless	79,824	(57,861)	137,685	*
Total operating income (loss)	$906,738	$637,650	$269,088	42.2

*Percentage is not meaningful

Total revenue. Our consolidated revenue totaled $4.487 billion for the three months ended June 30, 2021, an increase of $1.300 billion or 40.8% compared to the same period in 2020. The increase primarily resulted from the completion of the Boost Mobile Acquisition.

Total operating income (loss). Our consolidated operating income totaled $907 million for the three months ended June 30, 2021, an increase of $269 million compared to the same period in 2020. The change primarily resulted from an increase in the operating income from our Pay-TV segment and our Retail Wireless business unit.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020.

	For the Six Months Ended
	June 30,		Variance
	2021	2020	Amount	%

	(In thousands)
Revenue:
Pay-TV	$6,456,359	$6,404,468	$51,891	0.8
Wireless	2,531,762	2,381	2,529,381	*
Eliminations	(3,308)	(2,370)	(938)	(39.6)
Total revenue	$8,984,813	$6,404,479	$2,580,334	40.3

Operating income (loss):
Pay-TV	$1,599,657	$1,237,153	$362,504	29.3
Wireless	171,657	(455,425)	627,082	*
Total operating income (loss)	$1,771,314	$781,728	$989,586	*

*Percentage is not meaningful

Total revenue. Our consolidated revenue totaled $8.985 billion for the six months ended June 30, 2021, an increase of $2.580 billion or 40.3% compared to the same period in 2020. The increase primarily resulted from the completion of the Boost Mobile Acquisition.

Total operating income (loss). Our consolidated operating income totaled $1.771 billion for the six months ended June 30, 2021, an increase of $990 million compared to the same period in 2020. The change primarily resulted from an increase in the operating income from our Pay-TV segment and our Retail Wireless business unit. The six months ended June 30, 2020 was negatively impacted by operating losses associated with our 5G Network Deployment business unit, principally related to an “Impairment of long-lived assets” of $356 million. See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV Segment

We offer Pay-TV services under the DISH® brand and the SLING® brand. As of June 30, 2021, we had 10.993 million Pay-TV subscribers in the United States, including 8.554 million DISH TV subscribers and 2.439 million SLING TV subscribers.

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

Our Pay-TV services also face increased competition from programmers and other companies who distribute video directly to consumers over the Internet, as well as traditional satellite television providers, cable companies and large telecommunications companies that are increasing their Internet-based video offerings. We also face competition from providers of video content, many of which are providers of our programming content, that distribute content over the Internet including services with live-linear television programming, as well as single programmer offerings and offerings of large libraries of on-demand content, including in certain cases original content. These providers include, among others, Netflix, Hulu, Apple, Amazon, Alphabet, Disney, Verizon, AT&T, ViacomCBS, STARZ, Peacock, Fubo and Philo.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – PAY-TV Segment

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020.

	For the Three Months Ended June 30,		Variance
Statements of Operations Data	2021	2020	Amount	%

	(In thousands)
Revenue:
Service revenue	$3,202,042	$3,149,813	$52,229	1.7
Equipment sales and other revenue	50,348	36,631	13,717	37.4
Total revenue	3,252,390	3,186,444	65,946	2.1

Costs and expenses:
Cost of services	1,916,607	1,964,085	(47,478)	(2.4)
% of Service revenue	59.9%	62.4%
Cost of sales - equipment and other	27,803	24,836	2,967	11.9
Selling, general and administrative expenses	343,490	351,839	(8,349)	(2.4)
% of Total revenue	10.6%	11.0%
Depreciation and amortization	137,576	150,172	(12,596)	(8.4)
Total costs and expenses	2,425,476	2,490,932	(65,456)	(2.6)

Operating income (loss)	$826,914	$695,512	$131,402	18.9

Other data:
Pay-TV subscribers, as of period end (in millions) **	10.993	11.272	(0.279)	(2.5)
DISH TV subscribers, as of period end (in millions) **	8.554	9.017	(0.463)	(5.1)
SLING TV subscribers, as of period end (in millions)	2.439	2.255	0.184	8.2
Pay-TV subscriber additions (losses), net (in millions)	(0.067)	(0.096)	0.029	30.2
DISH TV subscriber additions (losses), net (in millions)	(0.132)	(0.040)	(0.092)	*
SLING TV subscriber additions (losses), net (in millions)	0.065	(0.056)	0.121	*
Pay-TV ARPU	$96.32	$92.17	$4.15	4.5
DISH TV subscriber additions, gross (in millions)	0.201	0.268	(0.067)	(25.0)
DISH TV churn rate	1.29%	1.14%	0.15%	13.2
DISH TV SAC	$890	$834	$56	6.7
Purchases of property and equipment	43,303	75,404	(32,101)	(42.6)
OIBDA	$964,490	$845,684	$118,806	14.0

* Percentage is not meaningful.

**During the first quarter 2020, we removed approximately 250,000 subscribers representing commercial accounts impacted by COVID-19 from our ending Pay-TV subscriber count.  During the second, third and fourth quarters 2020, 45,000, 35,000 and zero, respectively, of these subscribers came off pause or had temporary rate relief end and were added to our Pay-TV subscriber count during the periods they returned in 2020, and 17,000, 5,000 and 47,000, respectively, of these subscribers disconnected. During the three months ended March 31, 2021, the remaining commercial accounts representing 101,000 subscribers disconnected. The effect of the removal of the 250,000 subscribers, the addition of these 80,000 subscribers and disconnect of 170,000 subscribers was excluded from the calculation of our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions/losses and Pay-TV churn rate.  See “Results of Operations – Pay-TV subscribers” for further information.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 132,000 net DISH TV subscribers during the three months ended June 30, 2021 compared to the loss of approximately 40,000 net DISH TV subscribers during the same period in 2020. This increase in net DISH TV subscriber losses primarily resulted from lower gross new DISH TV subscriber activations and a higher DISH TV churn rate.

SLING TV subscribers. We added approximately 65,000 net SLING TV subscribers during the three months ended June 30, 2021 compared to the loss of approximately 56,000 net SLING TV subscribers during the same period in 2020. The increase in net SLING TV subscribers was primarily related to higher Sling TV subscriber activations and lower subscriber disconnects resulting from our emphasis on improved streaming performance and enhanced customer segmentation and targeting, leading to the acquisition and retention of more high quality subscribers. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers. The three months ended June 30, 2020 was negatively impacted by delays and cancellations of sporting events as a result of COVID-19.

DISH TV subscribers, gross. During the three months ended June 30, 2021, we activated approximately 201,000 gross new DISH TV subscribers compared to approximately 268,000 gross new DISH TV subscribers during the same period in 2020, a decrease of 25.0%. This decrease in our gross new DISH TV subscriber activations was primarily related to the lack of demand, as well as increased competitive pressures, including aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, live-linear OTT service providers, direct-to-consumer offerings by certain of our programmers, and channel removals. In addition, our gross new DISH TV subscriber activations continue to be negatively impacted by stricter customer acquisition policies for our DISH TV subscribers, including an emphasis on acquiring higher quality subscribers. Furthermore, we continue to assess the impact of COVID-19 and cannot predict with certainty the impact to our gross new DISH TV subscribers as a result of, among other things, lower discretionary spending and reduced ability to perform our in-home service operations due to the impact of social distancing.

DISH TV churn rate. Our DISH TV churn rate for the three months ended June 30, 2021 was 1.29% compared to 1.14% for the same period in 2020. The three months ended June 30 2020 was positively impacted by COVID-19 including, among other things, the recommendations and/or mandates from federal, state, and local authorities that customers refrain from non-essential movements outside of their homes and the resulting increased consumption of our Pay-TV services. We continue to assess the impact of COVID-19 and cannot predict with certainty the impact to our DISH TV churn rate as a result of, among other things, lower discretionary spending and reduced ability to perform our in-home service operations due to the impact of social distancing. Our DISH TV churn rate was positively impacted by our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Beginning in March 2020, several federal, state, and local government agencies implemented recommendations, guidelines, and orders regarding “social distancing” in an attempt to slow or stop the spread of COVID-19. As a result of these actions, many bars, restaurants, and other commercial establishments were ordered to and in certain cases continue to be recommended and/or ordered to suspend all non-essential “in-person” business operations and/or operate at reduced capacity. In addition, airlines and hotels significantly reduced operations as a result of government actions and/or related lower consumer demand. In an effort to avoid charging commercial customers for services in their establishments which were no longer open to the public, we paused service or provided temporary rate relief for certain of those commercial accounts. For certain commercial accounts, each subscription is counted as one Pay-TV subscriber. For other commercial accounts, as discussed above, we divide our total revenue for these commercial accounts by $34.99, and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our Pay-TV subscriber count. During the first quarter 2020, we removed 250,000 subscribers from our ending Pay-TV subscriber count for commercial accounts we placed on pause, or received reduced revenue, or for which we anticipate the account to disconnect due to COVID-19. During the second, third and fourth quarters 2020, 45,000, 35,000 and zero, respectively, of these subscribers came off pause or had temporary rate relief end and 17,000, 5,000 and 47,000, respectively, of these subscribers disconnected. We did not incur any significant expenses in connection with the return of the 80,000 commercial accounts and accordingly, those commercial accounts were added to our ending subscriber count during the periods they returned in 2020 and were not recorded as gross new Pay-TV subscriber activations. During the first quarter of 2021, the remaining commercial accounts representing 101,000 subscribers disconnected.

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

Service revenue. “Service revenue” totaled $3.202 billion for the three months ended June 30, 2021, an increase of $52 million or 1.7% compared to the same period in 2020. The increase in “Service revenue” compared to the same period in 2020 was primarily related to an increase in Pay-TV ARPU, discussed below, partially offset by a lower average Pay-TV subscriber base.

Pay-TV ARPU. Pay-TV ARPU was $96.32 during the three months ended June 30, 2021 versus $92.17 during the same period in 2020. The $4.15 or 4.5% increase in Pay-TV ARPU was primarily attributable to the DISH TV programming package price increases in the first quarter 2021 and 2020, the SLING TV programming package price increases in the first quarter 2021 and 2020 and higher ad sales revenue, partially offset by an increase in SLING TV subscribers as a percentage of our total Pay-TV subscriber base. SLING TV subscribers on average purchase lower priced programming services than DISH TV subscribers, and therefore, the increase in SLING TV subscribers as a percentage of our total Pay-TV subscriber base had a negative impact on Pay-TV ARPU.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Cost of services. “Cost of services” totaled $1.917 billion during the three months ended June 30, 2021, a decrease of $47 million or 2.4% compared to the same period in 2020. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base and a decrease in variable and retention costs per subscriber, partially offset by higher programming costs per subscriber. Variable and retention costs per subscriber decreased due to, among other things, increased operational efficiencies, including a focused set of staffing reductions in 2020. Programming costs per subscriber increased during the three months ended June 30, 2021 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. “Cost of services” represented 59.9% and 62.4% of “Service revenue” during the three months ended June 30, 2021 and 2020, respectively.

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

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $343 million during the three months ended June 30, 2021, an $8 million or 2.4% decrease compared to the same period in 2020. This change was primarily driven by cost cutting initiatives in the Pay-TV segment, including a focused set of staffing reductions in 2020.

DISH TV SAC.  DISH TV SAC was $890 during the three months ended June 30, 2021 compared to $834 during the same period in 2020, an increase of $56 or 6.7%.  This change was primarily attributable to an increase in advertising costs per subscriber, partially offset by higher commercial additions compared to the same period in 2020 and a decrease in hardware costs per activation.  Commercial activations historically have lower DISH TV SAC than residential activations, and therefore the increase in commercial activations have a positive impact on DISH TV SAC.  The decrease in hardware costs per activation primarily resulted from lower costs per receiver and a higher percentage of remanufactured receivers being activated on new subscriber accounts.

During the three months ended June 30, 2021 and 2020, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $18 million and $36 million, respectively. This decrease in capital expenditures primarily resulted from a decrease in gross new DISH TV subscriber activations and a higher percentage of remanufactured receivers being activated on new subscriber accounts.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020.

	For the Six Months Ended June 30,		Variance
Statements of Operations Data	2021	2020	Amount	%

	(In thousands)
Revenue:
Service revenue	$6,366,409	$6,315,854	$50,555	0.8
Equipment sales and other revenue	89,950	88,614	1,336	1.5
Total revenue	6,456,359	6,404,468	51,891	0.8

Costs and expenses:
Cost of services	3,846,441	4,016,156	(169,715)	(4.2)
% of Service revenue	60.4%	63.6%
Cost of sales - equipment and other	47,939	58,837	(10,898)	(18.5)
Selling, general and administrative expenses	681,899	779,676	(97,777)	(12.5)
% of Total revenue	10.6%	12.2%
Depreciation and amortization	280,423	312,646	(32,223)	(10.3)
Total costs and expenses	4,856,702	5,167,315	(310,613)	(6.0)

Operating income (loss)	$1,599,657	$1,237,153	$362,504	29.3

Other data:
Pay-TV subscribers, as of period end (in millions) **	10.993	11.272	(0.279)	(2.5)
DISH TV subscribers, as of period end (in millions) **	8.554	9.017	(0.463)	(5.1)
SLING TV subscribers, as of period end (in millions)	2.439	2.255	0.184	8.2
Pay-TV subscriber additions (losses), net (in millions)	(0.297)	(0.509)	0.212	41.7
DISH TV subscriber additions (losses), net (in millions)	(0.262)	(0.172)	(0.090)	(52.3)
SLING TV subscriber additions (losses), net (in millions)	(0.035)	(0.337)	0.302	89.6
Pay-TV ARPU	$94.97	$90.43	$4.54	5.0
DISH TV subscriber additions, gross (in millions)	0.411	0.567	(0.156)	(27.5)
DISH TV churn rate	1.29%	1.34%	(0.05)%	(3.7)
DISH TV SAC	$839	$849	$(10)	(1.2)
Purchases of property and equipment	96,136	153,796	(57,660)	(37.5)
OIBDA	$1,880,080	$1,549,799	$330,281	21.3

* Percentage is not meaningful.

**During the first quarter 2020, we removed approximately 250,000 subscribers representing commercial accounts impacted by COVID-19 from our ending Pay-TV subscriber count.  During the second, third and fourth quarters 2020, 45,000, 35,000 and zero, respectively, of these subscribers came off pause or had temporary rate relief end and were added to our Pay-TV subscriber count during the periods they returned in 2020, and 17,000, 5,000 and 47,000, respectively, of these subscribers disconnected. During the three months ended March 31, 2021, the remaining commercial accounts representing 101,000 subscribers disconnected. The effect of the removal of the 250,000 subscribers, the addition of these 80,000 subscribers and disconnect of 170,000 subscribers was excluded from the calculation of our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions/losses and Pay-TV churn rate.  See “Results of Operations – Pay-TV subscribers” for further information.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 262,000 net DISH TV subscribers during the six months ended June 30, 2021 compared to the loss of approximately 172,000 net DISH TV subscribers during the same period in 2020. This increase in net DISH TV subscriber losses primarily resulted from lower gross new DISH TV subscriber activations, offset by a lower DISH TV churn rate.

SLING TV subscribers. We lost approximately 35,000 net SLING TV subscribers during the six months ended June 30, 2021 compared to the loss of approximately 337,000 net SLING TV subscribers during the same period in 2020. The decrease in net SLING TV subscriber losses was primarily related to lower subscriber disconnects resulting from our emphasis on improved streaming performance and enhanced customer segmentation and targeting, leading to the acquisition and retention of more high quality subscribers, and higher SLING TV subscriber activations. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers. The six months ended June 30, 2020 was negatively impacted by delays and cancellations of sporting events as a result of COVID-19.

DISH TV subscribers, gross. During the six months ended June 30, 2021, we activated approximately 411,000 gross new DISH TV subscribers compared to approximately 567,000 gross new DISH TV subscribers during the same period in 2020, a decrease of 27.5%. This decrease in our gross new DISH TV subscriber activations was primarily related to the impact of COVID-19. Beginning in the second half of March 2020, COVID-19 and the related governmental recommendations and/or mandates created reduced in person selling opportunities, and a reduction in customers’ willingness to open direct mail marketing and allow in-home technicians into their homes. As a result, beginning in the first quarter 2020, we reduced our marketing expenditures and our gross new DISH TV subscribers began to decrease. We continue to assess the impact of COVID-19 and cannot predict with certainty the impact to our gross new DISH TV subscribers as a result of, among other things, lower discretionary spending and reduced ability to perform our in-home service operations due to the impact of social distancing. In addition, our gross new DISH TV subscriber activations continue to be negatively impacted by stricter customer acquisition policies for our DISH TV subscribers, including an emphasis on acquiring higher quality subscribers, and by increased competitive pressures, including aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, and channel removals.

DISH TV churn rate. Our DISH TV churn rate for the six months ended June 30, 2021 was 1.29% compared to 1.34% for the same period in 2020. This decrease primarily resulted from the impact of COVID-19 beginning in the second quarter 2020, including, among other things, the recommendations and/or mandates from federal, state, and local authorities that customers refrain from non-essential movements outside of their homes and the resulting increased consumption of our Pay-TV services. In addition, COVID-19 had an impact on competitive pressures due to, among other things, a reduction in customers’ willingness to allow competitors’ technicians into their homes. We continue to assess the impact of COVID-19 and cannot predict with certainty the impact to our DISH TV churn rate as a result of, among other things, lower discretionary spending and reduced ability to perform our in-home service operations due to the impact of social distancing. Our DISH TV churn rate was positively impacted by our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Beginning in March 2020, several federal, state, and local government agencies implemented recommendations, guidelines, and orders regarding “social distancing” in an attempt to slow or stop the spread of COVID-19. As a result of these actions, many bars, restaurants, and other commercial establishments were ordered to and in certain cases continue to be recommended and/or ordered to suspend all non-essential “in-person” business operations and/or operate at reduced capacity. In addition, airlines and hotels significantly reduced operations as a result of government actions and/or related lower consumer demand. In an effort to avoid charging commercial customers for services in their establishments which were no longer open to the public, we paused service or provided temporary rate relief for certain of those commercial accounts. For certain commercial accounts, each subscription is counted as one Pay-TV subscriber. For other commercial accounts, as discussed above, we divide our total revenue for these commercial accounts by $34.99, and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our Pay-TV subscriber count. During the first quarter 2020, we removed 250,000 subscribers from our ending Pay-TV subscriber count for commercial accounts we placed on pause, or received reduced revenue, or for which we anticipate the account to disconnect due to COVID-19. During the second, third and fourth quarters 2020, 45,000, 35,000 and zero, respectively, of these subscribers came off pause or had temporary rate relief end and 17,000, 5,000 and 47,000, respectively, of these subscribers disconnected. We did not incur any significant expenses in connection with the return of the 80,000 commercial accounts and accordingly, those commercial accounts were added to our ending subscriber count during the periods they returned in 2020 and were not recorded as gross new Pay-TV subscriber activations. During the first quarter of 2021, the remaining commercial accounts representing 101,000 subscribers disconnected.

Service revenue. “Service revenue” totaled $6.366 billion for the six months ended June 30, 2021, an increase of $51 million or 0.8% compared to the same period in 2020. The increase in “Service revenue” compared to the same period in 2020 was primarily related to an increase in Pay-TV ARPU, discussed below, partially offset by a lower average Pay-TV subscriber base.

Pay-TV ARPU. Pay-TV ARPU was $94.97 during the six months ended June 30, 2021 versus $90.43 during the same period in 2020. The $4.54 or 5.0% increase in Pay-TV ARPU was primarily attributable DISH TV programming package price increases in the first quarter 2021 and 2020, and the SLING TV programming package price increases in the first quarter 2021 and 2020 and higher ad sales revenue, partially offset by an increase in SLING TV subscribers as a percentage of our total Pay-TV subscriber base. SLING TV subscribers on average purchase lower priced programming services than DISH TV subscribers, and therefore, the increase in SLING TV subscribers as a percentage of our total Pay-TV subscriber base had a negative impact on Pay-TV ARPU.

Cost of services. “Cost of services” totaled $3.846 billion during the six months ended June 30, 2021, a decrease of $170 million or 4.2% compared to the same period in 2020. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base and a decrease in variable and retention costs per subscriber, partially offset by higher programming costs per subscriber. Variable and retention costs per subscriber decreased due to, among other things, increased operational efficiencies, including a focused set of staffing reductions in 2020. Programming costs per subscriber increased during the six months ended June 30, 2021 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. “Cost of services” represented 60.4% and 63.6% of “Service revenue” during the six months ended June 30, 2021 and 2020, respectively.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $682 million during the six months ended June 30, 2021, a $98 million or 12.5% decrease compared to the same period in 2020. This change was primarily driven by a decrease in subscriber acquisition costs resulting from reduced marketing expenditures and fewer gross new DISH TV subscriber activations, and by cost cutting initiatives in the Pay-TV segment, including a focused set of staffing reductions in 2020.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

DISH TV SAC.  DISH TV SAC was $839 during the six months ended June 30, 2021 compared to $849 during the same period in 2020, a decrease of $10 or 1.2%.  This change was primarily attributable to higher commercial additions compared to the same period in 2020 and a decrease in hardware costs per activation, partially offset by an increase in advertising costs per subscriber. Commercial activations historically have lower DISH TV SAC than residential activations, and therefore the increase in commercial activations had a positive impact on DISH TV SAC. The decrease in hardware costs per activation primarily resulted from lower costs per receiver and a higher percentage of remanufactured receivers being activated on new subscriber accounts.

During the six months ended June 30, 2021 and 2020, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $40 million and $71 million, respectively. This decrease in capital expenditures primarily resulted from a decrease in gross new DISH TV subscriber activations.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Wireless Segment

Our Wireless business segment operates in two business units, Retail Wireless and 5G Network Deployment. Revenue, operating income (loss) and purchases of property and equipment by business unit are shown in the table below:

For the Three Months Ended June 30, 2021	Retail Wireless	5G Network Deployment	Total Wireless

	(In thousands)
Total revenue	$1,219,764	$17,349	$1,237,113
Operating income (loss)	$116,547	$(36,723)	$79,824
Purchases of property and equipment	$19,165	$200,507	$219,672

For the Six Months Ended June 30, 2021	Retail Wireless	5G Network Deployment	Total Wireless

	(In thousands)
Total revenue	$2,499,719	$32,043	$2,531,762
Operating income (loss)	$240,426	$(68,769)	$171,657
Purchases of property and equipment	$35,503	$246,432	$281,935

Wireless – Retail Wireless

We entered the retail wireless business in 2020 as a result of the Boost Mobile Acquisition and the Ting Mobile Acquisition and we expanded the business in 2021 through the Republic Wireless Acquisition. See Note 5 in the Notes to our Condensed Consolidated Financial Statements for further information. We offer nationwide prepaid and postpaid retail wireless services to subscribers under our Boost Mobile, Ting Mobile and Republic Wireless brands, as well as a competitive portfolio of wireless devices. LG Electronics Inc., a large provider of wireless devices, recently announced they are closing their mobile business unit. We are working to procure wireless devices from alternative suppliers, however, there can be no assurances we will be able to procure the supply needed to meet subscriber demand and any inability to do so could negatively impact our wireless subscriber activations, retail wireless base and our results of operations. Prepaid wireless subscribers generally pay in advance for monthly access to wireless talk, text, and data services.  Postpaid wireless subscribers generally are qualified to pay after receiving wireless talk, text, and data services.  We are currently operating our retail wireless business unit as a mobile virtual network operator (“MVNO”) while we build our 5G broadband network.

As an MVNO, today we depend on T-Mobile to provide us with network services under the MNSA.  A substantial portion of our Retail Wireless subscribers currently receive services through T-Mobile’s CDMA Network. However, T-Mobile provided notice for the first time in October 2020 that it intends to shutdown the CDMA Network on or around January 1, 2022, significantly earlier than the July 2023 date that T-Mobile had previously communicated to regulators would be the earliest shutdown date.  In the event that a shutdown were to occur on this accelerated timeframe, our Retail Wireless operations would be disrupted by, among other things, having our subscribers potentially lose service and/or face increased costs.  A forced migration of this scale on this accelerated time frame will potentially leave millions of low-income Boost subscribers without service.  DISH Network is working to mitigate the harms of this shutdown, including by targeted efforts and promotions directed at impacted customers; however, there can be no assurance these attempts will be successful.

In November 2020, DISH Network sought intervention from the Antitrust Division of the United States Department of Justice (“Division”) under the Final Judgment (“FJ”) entered by Judge Kelly of the United States District Court for the District of Columbia.  On July 9, 2021, the Division issued a letter to DISH Network and T-Mobile in response to DISH Network’s request, a copy of which is attached as Exhibit 99.1 to this Form 10-Q for the quarter ended June 30, 2021.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

We acquired over 9 million subscribers as a result of the Boost Mobile Acquisition, acquired over 200,000 subscribers as a result of the Ting Mobile Acquisition and acquired over 200,000 subscribers as a result of the Republic Wireless Acquisition. Our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2021 includes the results of the Boost Mobile Acquisition from July 1, 2020, the Ting Mobile Acquisition from August 1, 2020 and the Republic Wireless Acquisition from May 1, 2021. As of June 30, 2021, we had 8.895 million retail wireless subscribers.

Currently, we offer wireless subscribers competitive consumer plans with no annual service contracts and monthly service plans including high-speed data and unlimited talk and text.

Competition

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

We plan to commercialize our wireless spectrum licenses through our 5G Network Deployment. To that end, we have undertaken several key steps including identifying markets to build out, making executive and management hires and entering into agreements with key vendors. For example, on November 16, 2020, we announced a long-term agreement with Crown Castle pursuant to which Crown Castle will lease us space on up to 20,000 communication towers.  As part of the agreement, we will also receive certain fiber transport services and have the option to utilize Crown Castle for pre-construction services.  We entered into a similar agreement with American Tower on March 15, 2021 and have also entered into agreements with a number of other tower providers.  We have also entered into multiple long-term agreements with vendors including, among others, Amazon, Dell, Fujitsu, Palo Alto and VMware for cloud computing service, radios, software, network security, and other services related to our 5G Network Deployment. We began construction of several markets including our first major market, Las Vegas, Nevada, during the second quarter of 2021. We anticipate deployment in Las Vegas to be substantially complete by the end of the third quarter of 2021 and the initial launch of consumer beta service in the fourth quarter of 2021.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Prior to starting our 5G Network Deployment, we notified the FCC in March 2017 that we planned to deploy a narrowband IoT network on certain of these wireless licenses, which we expected to complete by March 2020, with subsequent phases to be completed thereafter.  In light of, among other things, certain developments related to the Sprint/T-Mobile merger, during the first quarter 2020, we determined that the revision of certain of our build-out deadlines was probable and, therefore, we no longer intended to complete our narrowband IoT deployment.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Wireless Segment – Retail Wireless Business Unit

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020.

	For the Three Months Ended June 30,		Variance
Statements of Operations Data	2021	2020	Amount		%

	(In thousands)
Revenue:
Service revenue	$1,052,807	$—		$1,052,807	*
Equipment sales and other revenue	166,957	—		166,957	*
Total revenue	1,219,764	—		1,219,764	*

Costs and expenses:
Cost of services	619,554	—		619,554	*
% of Service revenue	58.8%	*	%
Cost of sales - equipment and other	309,979	(14)		309,993	*
Selling, general and administrative expenses	128,826	14,059		114,767	*
% of Total revenue	10.6%	*	%
Depreciation and amortization	44,858	—		44,858	*
Total costs and expenses	1,103,217	14,045		1,089,172	*

Operating income (loss)	$116,547	$(14,045)		$130,592	*

Other data:
Wireless subscribers, as of period end (in millions)	8.895	—		8.895	*
Wireless subscriber additions, gross (in millions)	0.964	—		0.964	*
Wireless subscriber additions (losses), net (in millions)	(0.201)	—		(0.201)	*
Wireless ARPU	$39.10	$—		$39.10	*
Wireless churn rate	4.32%	—%		4.32%	*
OIBDA	$161,405	$(14,045)		$175,450	*

* Percentage is not meaningful.

The results of the Boost Mobile Acquisition from July 1, 2020, the Ting Mobile Acquisition from August 1, 2020 and the Republic Wireless Acquisition from May 1, 2021 are included in our Retail Wireless business unit. During the third quarter 2020, we added over 9 million wireless subscribers as a result of the Boost Mobile Acquisition and the Ting Mobile Acquisition. During the second quarter 2021, we acquired over 200,000 subscribers as a result of the Republic Wireless Acquisition. We are currently in the process of integrating our retail wireless operations and have made and continue to make targeted changes to our marketing, sales, and operations to further enhance our profitability. We lost 201,000 net wireless subscribers for the three months ended June 30, 2021, primarily as a result of these operational changes, competitive pressures, ongoing optimizations to the existing business and wireless device shortages. Our current results of operations are not necessarily indicative of future results, in part based on the ongoing integration and operational changes we are currently implementing. In addition, we have and continue to face increased competitive pressures, including aggressive competitor marketing, service promotions and deeper wireless device subsidies.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020.

	For the Six Months Ended June 30,		Variance
Statements of Operations Data	2021	2020	Amount		%

	(In thousands)
Revenue:
Service revenue	$2,097,974	$—		$2,097,974	*
Equipment sales and other revenue	401,745	—		401,745	*
Total revenue	2,499,719	—		2,499,719	*

Costs and expenses:
Cost of services	1,227,389	—		1,227,389	*
% of Service revenue	58.5%	*	%
Cost of sales - equipment and other	704,734	—		704,734	*
Selling, general and administrative expenses	237,961	15,614		222,347	*
% of Total revenue	9.5%	*	%
Depreciation and amortization	89,209	—		89,209	*
Total costs and expenses	2,259,293	15,614		2,243,679	*

Operating income (loss)	$240,426	$(15,614)		$256,040	*

Other data:
Wireless subscribers, as of period end (in millions)	8.895	—		8.895	*
Wireless subscriber additions, gross (in millions)	1.996	—		1.996	*
Wireless subscriber additions (losses), net (in millions)	(0.362)	—		(0.362)	*
Wireless ARPU	$38.99	—		$38.99	*
Wireless churn rate	4.38%	—		4.38%	*
OIBDA	$329,635	(15,614)		$345,249	*

* Percentage is not meaningful.

The results of the Boost Mobile Acquisition from July 1, 2020, the Ting Mobile Acquisition from August 1, 2020 and the Republic Wireless Acquisition from May 1, 2021 are included in our Retail Wireless business unit. During the third quarter 2020, we added over 9 million wireless subscribers as a result of the Boost Mobile Acquisition and the Ting Mobile Acquisition. During the second quarter 2021, we acquired over 200,000 subscribers as a result of the Republic Wireless Acquisition. We are currently in the process of integrating our retail wireless operations and have made and continue to make targeted changes to our marketing, sales, and operations to further enhance our profitability. We lost 362,000 net wireless subscribers for the six months ended June 30, 2021, primarily as a result of these operational changes, competitive pressures, ongoing optimizations to the existing business and wireless device shortages. Our current results of operations are not necessarily indicative of future results, in part based on the ongoing integration and operational changes we are currently implementing. In addition, we have and continue to face increased competitive pressures, including aggressive competitor marketing, service promotions and deeper wireless device subsidies.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Wireless Segment – 5G Network Deployment Business Unit

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020.

	For the Three Months Ended June 30,		Variance
Statements of Operations Data	2021	2020	Amount	%

	(In thousands)
Revenue:
Equipment sales and other revenue	$17,349	$1,279	$16,070	*
Total revenue	17,349	1,279	16,070	*

Costs and expenses:
Cost of sales - equipment and other	11,987	4,497	7,490	*
Selling, general and administrative expenses	38,129	38,647	(518)	(1.3)
Depreciation and amortization	3,956	1,951	2,005	*
Total costs and expenses	54,072	45,095	8,977	19.9

Operating income (loss)	$(36,723)	$(43,816)	$7,093	16.2

Other data:
Purchases of property and equipment	$200,507	$24,149	$176,358	*
OIBDA	$(32,767)	$(41,865)	$9,098	21.7

* Percentage is not meaningful.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $17 million for the three months ended June 30, 2021, an increase of $16 million compared to the same period in 2020. This increase primarily resulted from leasing a portion of our 600 MHz spectrum licenses to T-Mobile, which began on September 11, 2020. The spectrum lease with T-Mobile had an original annual value of $56 million during its 42 month term, however we expect this amount to decrease as we exercise our right to terminate individual licenses prior to the end of their term. The specific termination rights vary by license and we exercised our ability to terminate certain licenses in the first quarter of 2021 in accordance with our buildout schedule.

Purchases of property and equipment. “Purchases of property and equipment” totaled $201 million for the three months ended June 30, 2021, an increase of $176 million compared to the same period in 2020. Capital expenditures for the three months ended June 30, 2021 are related to our 5G Network Deployment. We anticipate expenditures for our 5G Network Deployment to increase substantially throughout the remainder of 2021 as we ramp up the build-out phase of our 5G Network Deployment.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020.

	For the Six Months Ended June 30,		Variance
Statements of Operations Data	2021	2020	Amount	%

	(In thousands)
Revenue:
Equipment sales and other revenue	$32,043	$2,381	$29,662	*
Total revenue	32,043	2,381	29,662	*

Costs and expenses:
Cost of sales - equipment and other	20,637	12,191	8,446	69.3
Selling, general and administrative expenses	73,032	67,285	5,747	8.5
Depreciation and amortization	7,143	6,297	846	13.4
Impairment of long-lived assets	—	356,418	(356,418)	*
Total costs and expenses	100,812	442,191	(341,379)	(77.2)

Operating income (loss)	$(68,769)	$(439,810)	$371,041	84.4

Other data:
Purchases of property and equipment	$246,432	$42,921	$203,511	*
OIBDA	$(61,626)	$(433,513)	$371,887	85.8

*Percentage is not meaningful

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $32 million for the six months ended June 30, 2021, an increase of $30 million compared to the same period in 2020. This increase primarily resulted from leasing a portion of our 600 MHz spectrum licenses to T-Mobile, which began on September 11, 2020. The spectrum lease with T-Mobile had an original annual value of $56 million during its 42 month term, however we expect this amount to decrease as we exercise our right to terminate individual licenses prior to the end of their term. The specific termination rights vary by license and we exercised our ability to terminate certain licenses in the first quarter of 2021 in accordance with our buildout schedule.

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

Purchases of property and equipment. “Purchases of property and equipment” totaled $246 million for the six months ended June 30, 2021, an increase of $204 million compared to the same period in 2020. Capital expenditures for the six months ended June 30, 2021 are related to our 5G Network Deployment. We anticipate expenditures for our 5G Network Deployment to increase substantially throughout the remainder of 2021 as we ramp up the build-out phase of our 5G Network Deployment.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

OTHER CONSOLIDATED RESULTS

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020.

	For the Three Months Ended June 30,		Variance
Statements of Operations Data	2021	2020	Amount	%

	(In thousands)
Operating income (loss)	$906,738	$637,650	$269,088	42.2

Other income (expense):
Interest income	3,286	5,578	(2,292)	(41.1)
Interest expense, net of amounts capitalized	(3,825)	(11,494)	7,669	66.7
Other, net	(7,210)	16	(7,226)	*
Total other income (expense)	(7,749)	(5,900)	(1,849)	(31.3)

Income (loss) before income taxes	898,989	631,750	267,239	42.3
Income tax (provision) benefit, net	(217,538)	(151,344)	(66,194)	(43.7)
Effective tax rate	24.2%	24.0%
Net income (loss)	681,451	480,406	201,045	41.8
Less: Net income (loss) attributable to noncontrolling interests, net of tax	10,404	28,063	(17,659)	(62.9)
Net income (loss) attributable to DISH Network	$671,047	$452,343	$218,704	48.3

* Percentage is not meaningful.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $4 million during the three months ended June 30, 2021, a decrease in expense of $8 million compared to the same period in 2020 as a result of decreased interest expense not eligible for capitalization. For the three months ended June 30, 2021 and 2020, materially all of our interest expense was capitalized. See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Other, net. “Other, net” expense totaled $7 million during the three months ended June 30, 2021, an increase of $7 million compared to the same period in 2020. This change primarily resulted from a $7 million decrease in the fair value of our option to purchase certain of T-Mobile’s 800 MHz spectrum licenses under the Spectrum Purchase Agreement. See Note 5 in the Notes to our Condensed Consolidated Financial Statements for further information.

Income tax (provision) benefit, net. Our income tax provision was $218 million during the three months ended June 30, 2021, an increase of $66 million compared to the same period in 2020. The increase in the provision was primarily related to an increase in “Income (loss) before income taxes.”

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020.

	For the Six Months Ended June 30,		Variance
Statements of Operations Data	2021	2020	Amount	%

	(In thousands)
Operating income (loss)	$1,771,314	$781,728	$989,586	*

Other income (expense):
Interest income	5,256	19,794	(14,538)	(73.4)
Interest expense, net of amounts capitalized	(7,698)	(27,100)	19,402	71.6
Other, net	(12,471)	1,608	(14,079)	*
Total other income (expense)	(14,913)	(5,698)	(9,215)	*

Income (loss) before income taxes	1,756,401	776,030	980,371	*
Income tax (provision) benefit, net	(433,387)	(196,350)	(237,037)	*
Effective tax rate	24.7%	25.3%
Net income (loss)	1,323,014	579,680	743,334	*
Less: Net income (loss) attributable to noncontrolling interests, net of tax	21,743	54,238	(32,495)	(59.9)
Net income (loss) attributable to DISH Network	$1,301,271	$525,442	$775,829	*

*Percentage is not meaningful

Interest income. “Interest income” totaled $5 million during the six months ended June 30, 2021, a decrease of $15 million or 73.4% compared to the same period in 2020. This decrease primarily resulted from lower percentage returns earned on our cash and marketable investment securities, partially offset by higher average cash and marketable investment securities balances during the six months ended June 30, 2021.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $8 million during the six months ended June 30, 2021, a decrease in expense of $19 million compared to the same period in 2020 as a result of decreased interest expense not eligible for capitalization. For the six months ended June 30, 2021 and 2020, materially all of our interest expense was capitalized. See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Other, net. “Other, net” expense totaled $12 million during the six months ended June 30, 2021, an increase of $14 million compared to the same period in 2020. This change primarily resulted from an $11 million decrease in the fair value of our option to purchase certain of T-Mobile’s 800 MHz spectrum licenses under the Spectrum Purchase Agreement. See Note 5 in the Notes to our Condensed Consolidated Financial Statements for further information.

Income tax (provision) benefit, net. Our income tax provision was $433 million during the six months ended June 30, 2021, an increase of $237 million compared to the same period in 2020. The increase in the provision was primarily related to an increase in “Income (loss) before income taxes,” partially offset by a decrease in our effective tax rate.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(In thousands)
Net income (loss) attributable to DISH Network	$671,047	$452,343	$1,301,271	$525,442
Interest, net	539	5,916	2,442	7,306
Income tax provision (benefit), net	217,538	151,344	433,387	196,350
Depreciation and amortization	186,390	152,124	376,775	318,944
Consolidated EBITDA	$1,075,514	$761,727	$2,113,875	$1,048,042

The changes in Consolidated EBITDA during the three and six months ended June 30, 2021, compared to the same periods in 2020, were primarily a result of the factors described in connection with operating revenues and operating expenses, including the negative impact of “Impairment of long-lived assets” of $356 million during the six months ended June 30, 2020.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(In thousands)
Segment operating income (loss)	$826,914	$695,512	$1,599,657	$1,237,153
Depreciation and amortization	137,576	150,172	280,423	312,646
Pay-TV OIBDA	$964,490	$845,684	$1,880,080	$1,549,799

Segment operating income (loss)	$116,547	$(14,045)	$240,426	$(15,614)
Depreciation and amortization	44,858	—	89,209	—
Retail Wireless OIBDA	$161,405	$(14,045)	$329,635	$(15,614)

Segment operating income (loss)	$(36,723)	$(43,816)	$(68,769)	$(439,810)
Depreciation and amortization	3,956	1,951	7,143	6,297
5G Network Deployment OIBDA	$(32,767)	$(41,865)	$(61,626)	$(433,513)

Consolidated operating income (loss)	$906,738	$637,650	$1,771,314	$781,728
Depreciation and amortization	186,390	152,124	376,775	318,944
Consolidated OIBDA	$1,093,128	$789,774	$2,148,089	$1,100,672

The changes in OIBDA during the three and six months ended June 30, 2021, compared to the same period in 2020, were primarily a result of the factors described in connection with operating revenues and operating expenses, including the negative impact of “Impairment of long-lived assets” of $356 million during the six months ended June 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents. See Note 6 in the Notes to our Condensed Consolidated Financial Statements for further information regarding our marketable investment securities. As of June 30, 2021, cash equivalents and current marketable investment securities totaled $4.829 billion compared to $3.733 billion as of December 31, 2020, an increase of $1.096 billion. This increase in cash, cash equivalents and current marketable investment securities primarily resulted from cash generated from operating activities of $2.252 billion, $1.490 billion in net proceeds from the issuance of our 5 1/8% Senior Notes due 2029 and a $337 million deposit refund from our participation in Auction 107. These increases were partially offset by the repurchases and redemption of our 6 3/4% Senior Notes due 2021 with an aggregate principal balance of $2.0 billion and capital expenditures of $777 million (including capitalized interest related to FCC authorizations).

Cash Flow

The following discussion highlights our cash flow activities during the six months ended June 30, 2021.

Cash flows from operating activities

For the six months ended June 30, 2021, we reported “Net cash flows from operating activities” of $2.252 billion primarily attributable to $2.087 billion of “Net income (loss)” adjusted to exclude the non-cash items for “Depreciation and amortization” expense, “Realized and unrealized losses (gains) on investments and derivatives,” “Non-cash, stock-based compensation” expense, and “Deferred tax expense (benefit).” In addition, “Net cash flows from operating activities” was impacted by the timing difference between book expense and cash payments, including income taxes.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Cash flows from investing activities

For the six months ended June 30, 2021, we reported outflows from “Net cash flows from investing activities” of $1.258 billion primarily related to capital expenditures of $777 million (including capitalized interest related to FCC authorizations) and $776 million in net purchases of marketable investment securities. The capital expenditures included $399 million of capitalized interest related to FCC authorizations, $282 million for wireless equipment, $58 million for new and existing DISH TV subscriber equipment and $38 million of other corporate capital expenditures. These increases were partially offset by a $337 million deposit refund from our participation in Auction 107.

Cash flows from financing activities

For the six months ended June 30, 2021, we reported outflows from “Net cash flows from financing activities” of $536 million primarily related to the repurchases and redemption of our 6 3/4% Senior Notes due 2021 with an aggregate principal balance of $2.0 billion, partially offset by $1.490 billion in net proceeds from the issuance of our 5 1/8% Senior Notes due 2029.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Six Months Ended
	June 30,
	2021	2020

	(In thousands)
Net cash flows from operating activities	$2,251,899	$1,710,896
Purchases of property and equipment (including capitalized interest related to FCC authorizations)	(777,216)	(600,229)
Free cash flow	$1,474,683	$1,110,667

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

Certain of our capital expenditures for 2021 are expected to be driven by the rate at which we deploy our 5G network as well as costs associated with subscriber premises equipment. These expenditures are necessary for the deployment of our 5G network as well as to operate and maintain our DISH TV services. Consequently, we consider them to be non-discretionary. Our capital expenditures vary depending on the number of satellites leased or under construction at any point in time and could increase materially as a result of increased competition, significant satellite failures, or economic weakness and uncertainty. Our DISH TV subscriber base has been declining and there can be no assurance that our DISH TV subscriber base will not continue to decline and that the pace of such decline will not accelerate. In the event that our DISH TV subscriber base continues to decline, it will have a material adverse long-term effect on our cash flow. In addition, the Northstar and SNR Operative Agreements, as amended, provide for, among other things, the SNR Put Right and the Northstar Put Right for a purchase price that equals the equity contribution to Northstar Spectrum and SNR HoldCo, respectively, plus a fixed annual rate of return. As of June 30, 2021, Northstar Manager’s ownership interest in Northstar Spectrum and SNR Management’s ownership interest in SNR HoldCo was $372 million, recorded as “Redeemable noncontrolling interests” on our Condensed Consolidated Balance Sheets.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

We expect to incur significant capital expenditures in 2021 related to our 5G Network Deployment, including capital expenditures associated with our wireless projects and 5G Network Deployment, and potential purchase of additional wireless spectrum licenses. The amount of capital required will also depend on the levels of investment necessary to support potential strategic initiatives that may arise from time to time. These factors, including a reduction in our available future cash flows, could require that we raise additional capital in the future.

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

Debt Issuances and Maturity

On May 24, 2021, we issued $1.5 billion aggregate principal amount of our 5 1/8% Senior Notes due June 1, 2029. Interest accrues at an annual rate of 5 1/8% and is payable semi-annually in cash, in arrears on June 1 and December 1 of each year, commencing on December 1, 2021.

During the six months ended June 30, 2021, we repurchased $349 million of our 6 3/4% Senior Notes due 2021 in open market trades. The remaining balance of $1.651 billion was redeemed on June 1, 2021.

Off-Balance Sheet Arrangements

We generally do not engage in off-balance sheet financing activities.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the six months ended June 30, 2021. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our Class A common stock from April 1, 2021 through June 30, 2021:

			Total Number of	Maximum Approximate
	Total		Shares Purchased	Dollar Value of Shares
	Number of	Average	as Part of Publicly	that May Yet be
	Shares	Price Paid	Announced	Purchased Under the
Period	Purchased	per Share	Programs	Programs (1)

	(In thousands, except share data)
April 1, 2021 - April 30, 2021	—	$—	—	$1,000,000
May 1, 2021 - May 31, 2021	—	$—	—	$1,000,000
June 1, 2021 - June 30, 2021	—	$—	—	$1,000,000
Total	—		$—	$1,000,000

(1)	On October 30, 2020, our Board of Directors authorized stock repurchases of up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2021. Purchases under our repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors. We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

Item 6.EXHIBITS

(a)	Exhibits.

4.1

Indenture, relating to the 5 1/8% Senior Notes due 2029, dated as of May 24, 2021 among DISH DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank, National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed May 24, 2021).

4.2

Registration Rights Agreement, dated as of May 24, 2021, by and between DISH DBS Corporation, the guarantors, Morgan Stanley & Co. LLC and Deutsche Bank Securities Inc. (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K of DISH Network Corporation filed May 24, 2021).

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

99.1*	Department of Justice CDMA Letter to Defendants dated July 9, 2021.

101*

The following materials from the Quarterly Report on Form 10-Q of DISH Network for the quarter ended June 30, 2021 filed on August 9, 2021, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

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

Date: August 9, 2021