Form 10-Q
period 2021-09-30
DISH Network CORP
filed 2021-11-04
CIK 1001082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021.

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

As of October 25, 2021, the registrant’s outstanding common stock consisted of 290,357,069 shares of Class A common stock and 238,435,208 shares of Class B common stock.

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

SUMMARY OF RISK FACTORS

COVID-19 Pandemic

●	The COVID-19 pandemic and its impact on the economic environment generally, and on us specifically, have adversely impacted our business. Furthermore, any continuation or worsening of the pandemic and economic environment could have a material adverse effect on our business, financial condition and results of operations.

Competition and Economic Risks

●	We face intense and increasing competition from providers of video, broadband and/or wireless services, which may require us to further increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.
●	Changing consumer behavior and new technologies in our Pay-TV business may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.
●	We face certain risks competing in the wireless services industry and operating a facilities-based wireless services business.
●	Our pay-TV competitors may be able to leverage their relationships with programmers to reduce their programming costs and/or offer exclusive content that will place them at a competitive advantage to us.
●	Through the MNSA, we depend primarily on T-Mobile in providing services to our retail wireless subscribers, and any system failure related to T-Mobile’s wireless network, interruption in the services provided by T-Mobile, including the shutdown of its CDMA Network on or around January 1, 2022, which T-Mobile announced on October 22, 2021 will be extended to March 31, 2022, and/or the termination of the MNSA could negatively impact our subscriber activations, our subscriber churn rate and our subscriber base, which in turn could have a material adverse effect our business, financial condition and results of operations.
●	Changes in how network operators handle and charge for access to data that travels across their networks could adversely impact our Pay-TV business.
●	Economic weakness and uncertainty may adversely affect our ability to grow or maintain our business.

i

Operational and Service Delivery Risks

●	Any deterioration in our operational performance and subscriber satisfaction could adversely affect our business, financial condition and results of operations.
●	If our subscriber activations decrease, or if our subscriber churn rate, subscriber acquisition costs or retention costs increase, our financial performance will be adversely affected.
●	With respect to our Pay-TV business, programming expenses are increasing, which may adversely affect our future financial condition and results of operations.
●	We depend on others to provide the programming that we offer to our Pay-TV subscribers and, if we fail to obtain or lose access to certain programming, our Pay-TV subscriber activations and our subscriber churn rate may be negatively impacted.
●	We may not be able to obtain necessary retransmission consent agreements at acceptable rates, or at all, from local network stations.
●	Any failure or inadequacy of our information technology infrastructure and communications systems or those of third parties that we use in our operations, including, without limitation, those caused by cyber-attacks or other malicious activities, could disrupt or harm our business.
●	Our failure to effectively invest in, introduce, and implement new competitive products and services could cause our products and services to become obsolete and could negatively impact our business.
●	We rely on a single vendor or a limited number of vendors to provide certain key products or services to us, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.
●	We depend on independent third parties to solicit orders for our services that represent a meaningful percentage of our total gross new subscriber activations.
●	We have limited satellite capacity and failures or reduced capacity could adversely affect our business, financial condition and results of operations.
●	We may have potential conflicts of interest with EchoStar due to our common ownership and management.
●	We rely on highly skilled personnel for our business, and any inability to hire and retain key personnel or hire qualified personnel may negatively affect our business, financial condition and results of operations.

Acquisition and Capital Structure Risks

●	We have made substantial investments to acquire certain wireless spectrum licenses and other related assets, and we may be unable to realize a return on these assets.
●	We have made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses, and we may be unable to obtain a profitable return on these investments.
●	We may pursue acquisitions and other strategic transactions to complement or expand our business that may not be successful, and we may lose up to the entire value of our investment in these acquisitions and transactions.
●	We have substantial debt outstanding and may incur additional debt.
●	We may need additional capital, which may not be available on acceptable terms or at all, to continue investing in our business and to finance acquisitions and other strategic transactions.
●	The conditional conversion features of our 3 3/8% Convertible Notes due 2026 (the “Convertible Notes due 2026”), our 2 3/8% Convertible Notes due 2024 (the “Convertible Notes due 2024”) and 0% Convertible Notes due 2025 (the “Convertible Notes due 2025,” and collectively with the Convertible Notes due 2026 and the Convertible Notes due 2024, the “Convertible Notes”), if triggered, may adversely affect our financial condition.

ii

●	The convertible note hedge and warrant transactions that we entered into in connection with the offering of the Convertible Notes due 2026 may affect the value of the Convertible Notes due 2026 and our Class A common stock.
●	We are subject to counterparty risk with respect to the convertible note hedge transactions.
●	From time to time a portion of our investment portfolio may be invested in securities that have limited liquidity and may not be immediately accessible to support our financing needs.
●	We are controlled by one principal stockholder who is also our Chairman.
●	It may be difficult for a third party to acquire us, even if doing so may be beneficial to our shareholders, because of our ownership structure.

Legal and Regulatory Risks

●	Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.
●	We are, and may become, party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.
●	Our services depend on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.
●	If our internal controls are not effective, our business, stock price and investor confidence in our financial results may be adversely affected.
●	We may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).

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

iii

Item 1. FINANCIAL STATEMENTS

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	September 30,	December 31,
	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$2,280,278	$3,370,092
Marketable investment securities	2,967,545	362,953
Trade accounts receivable, net of allowance for credit losses of $47,981 and $72,278, respectively	1,002,052	1,104,202
Inventory	470,826	380,349
Other current assets	557,836	1,804,562
Total current assets	7,278,537	7,022,158

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	105,038	108,369
Property and equipment, net	2,733,802	2,182,333
FCC authorizations	28,414,493	26,903,939
Other investment securities	155,034	149,706
Operating lease assets	853,140	104,271
Other noncurrent assets, net	967,643	1,009,045
Intangible assets, net	706,550	760,126
Total noncurrent assets	33,935,700	31,217,789
Total assets	$41,214,237	$38,239,947

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Trade accounts payable	$693,184	$395,397
Deferred revenue and other	746,615	855,718
Accrued programming	1,346,906	1,388,407
Accrued interest	173,606	264,118
Other accrued expenses	1,282,904	1,095,486
Current portion of long-term debt and finance lease obligations	2,066,129	2,085,620
Total current liabilities	6,309,344	6,084,746

Long-Term Obligations, Net of Current Portion:
Long-term debt and finance lease obligations, net of current portion (Note 10)	14,138,060	13,616,408
Deferred tax liabilities	4,142,341	3,869,570
Operating lease liabilities	818,931	63,526
Long-term deferred revenue and other long-term liabilities	467,408	474,404
Total long-term obligations, net of current portion	19,566,740	18,023,908
Total liabilities	25,876,084	24,108,654

Commitments and Contingencies (Note 11)

Redeemable noncontrolling interests (Note 2)	382,301	350,648

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 290,338,416 and 287,720,957 shares issued and outstanding, respectively	2,903	2,877
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Additional paid-in capital	4,715,015	5,400,774
Accumulated other comprehensive income (loss)	1,204	(855)
Accumulated earnings (deficit)	10,233,288	8,374,975
Total DISH Network stockholders’ equity (deficit)	14,954,794	13,780,155
Noncontrolling interests	1,058	490
Total stockholders’ equity (deficit)	14,955,852	13,780,645
Total liabilities and stockholders’ equity (deficit)	$41,214,237	$38,239,947

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue:
Service revenue	$4,213,235	$4,222,145	$12,677,130	$10,537,999
Equipment sales and other revenue	236,400	309,446	757,318	398,071
Total revenue	4,449,635	4,531,591	13,434,448	10,936,070

Costs and Expenses (exclusive of depreciation):
Cost of services	2,567,210	2,488,969	7,641,029	6,505,116
Cost of sales - equipment and other	380,710	515,643	1,154,020	586,672
Selling, general and administrative expenses	606,719	516,648	1,596,314	1,376,861
Impairment of long-lived assets (Note 2)	—	—	—	356,418
Depreciation and amortization	177,291	199,083	554,066	518,027
Total costs and expenses	3,731,930	3,720,343	10,945,429	9,343,094

Operating income (loss)	717,705	811,248	2,489,019	1,592,976

Other Income (Expense):
Interest income	2,207	1,647	7,463	21,440
Interest expense, net of amounts capitalized	(4,203)	6,778	(11,901)	(20,322)
Other, net	31,069	(13,200)	18,598	(11,592)
Total other income (expense)	29,073	(4,775)	14,160	(10,474)

Income (loss) before income taxes	746,778	806,473	2,503,179	1,582,502
Income tax (provision) benefit, net	(179,258)	(273,514)	(612,645)	(469,864)
Net income (loss)	567,520	532,959	1,890,534	1,112,638
Less: Net income (loss) attributable to noncontrolling interests, net of tax	10,478	28,360	32,221	82,597
Net income (loss) attributable to DISH Network	$557,042	$504,599	$1,858,313	$1,030,041

Weighted-average common shares outstanding - Class A and B common stock:
Basic	528,229	525,532	527,503	524,329
Diluted	636,440	583,957	635,218	582,595

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$1.05	$0.96	$3.52	$1.96
Diluted net income (loss) per share attributable to DISH Network	$0.88	$0.86	$2.93	$1.77

Comprehensive Income (Loss):
Net income (loss)	$567,520	$532,959	$1,890,534	$1,112,638
Other comprehensive income (loss):
Foreign currency translation adjustments	674	1,411	2,894	(1,735)
Unrealized holding gains (losses) on available-for-sale debt securities	(80)	(21)	(101)	(62)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(12)	43	(13)	(11)
Deferred income tax (expense) benefit, net	(140)	(352)	(721)	243
Total other comprehensive income (loss), net of tax	442	1,081	2,059	(1,565)
Comprehensive income (loss)	567,962	534,040	1,892,593	1,111,073
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	10,478	28,360	32,221	82,597
Comprehensive income (loss) attributable to DISH Network	$557,484	$505,680	$1,860,372	$1,028,476

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

			Accumulated
	Class A and B	Additional	Other	Accumulated			Redeemable
	Common	Paid-In	Comprehensive	Earnings	Noncontrolling		Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Interests	Total	Interests
Balance, December 31, 2019	$5,230	$4,947,007	$(18)	$6,612,302	$(449)	$11,564,072	$552,075
Issuance of Class A common stock:
Exercise of stock awards	—	395	—	—	—	395	—
Employee Stock Purchase Plan	3	5,127	—	—	—	5,130	—
Non-cash, stock-based compensation	—	16,418	—	—	—	16,418	—
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	(208)	—	—	(208)	—
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	49	—	—	49	—
Foreign currency translation	—	—	375	—	—	375	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	263	263	25,912
Net income (loss) attributable to DISH Network	—	—	—	73,099	—	73,099	—
Balance, March 31, 2020	$5,233	$4,968,947	$198	$6,685,401	$(186)	$11,659,593	$577,987
Issuance of Class A common stock:
Exercise of stock awards	3	(663)	—	—	—	(660)	—
Employee benefits	8	28,293	—	—	—	28,301	—
Employee Stock Purchase Plan	2	4,209	—	—	—	4,211	—
Non-cash, stock-based compensation	—	18,393	—	—	—	18,393	—
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	113	—	—	113	—
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	546	—	—	546	—
Foreign currency translation	—	—	(3,521)	—	—	(3,521)	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	235	235	27,828
Net income (loss) attributable to DISH Network	—	—	—	452,343	—	452,343	—
Other	—	—	—	—	(17)	(17)	—
Balance, June 30, 2020	$5,246	$5,019,179	$(2,664)	$7,137,744	$32	$12,159,537	$605,815
Issuance of Class A common stock:
Exercise of stock awards	12	8,353	—	—	—	8,365	—
Employee Stock Purchase Plan	1	4,570	—	—	—	4,571	—
Non-cash, stock-based compensation	—	13,135	—	—	—	13,135	—
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	22	—	—	22	—
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	(352)	—	—	(352)	—
Foreign currency translation	—	—	1,411	—	—	1,411	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	225	225	28,134
Net income (loss) attributable to DISH Network	—	—	—	504,599	—	504,599	—
Balance, September 30, 2020	$5,259	$5,045,237	$(1,583)	$7,642,343	$257	$12,691,513	$633,949

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) - Continued

(In thousands)

(Unaudited)

			Accumulated
	Class A and B	Additional	Other	Accumulated			Redeemable
	Common	Paid-In	Comprehensive	Earnings	Noncontrolling		Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Interests	Total	Interests
Balance, December 31, 2020	$5,261	$5,400,774	$(855)	$8,374,975	$490	$13,780,645	$350,648
Issuance of Class A common stock:
Exercise of stock awards	1	2,046	—	—	—	2,047	—
Employee benefits	9	30,294	—	—	—	30,303	—
Employee Stock Purchase Plan	2	4,341	—	—	—	4,343	—
Non-cash, stock-based compensation	—	19,375	—	—	—	19,375	—
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	(5)	—	—	(5)	—
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	(498)	—	—	(498)	—
Foreign currency translation	—	—	1,842	—	—	1,842	—
Convertible debt reclassified per ASU 2020-06, net of deferred taxes of $245,778 (Note 2)	—	(805,566)	—	—	—	(805,566)	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	210	210	11,129
Net income (loss) attributable to DISH Network	—	—	—	630,224	—	630,224	—
Balance, March 31, 2021	$5,273	$4,651,264	$484	$9,005,199	$700	$13,662,920	$361,777
Issuance of Class A common stock:
Exercise of stock awards	4	14,425	—	—	—	14,429	—
Employee Stock Purchase Plan	1	4,273	—	—	—	4,274	—
Non-cash, stock-based compensation	—	546	—	—	—	546	—
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	(17)	—	—	(17)	—
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	(83)	—	—	(83)	—
Foreign currency translation	—	—	378	—	—	378	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	198	198	10,206
Net income (loss) attributable to DISH Network	—	—	—	671,047	—	671,047	—
Balance, June 30, 2021	$5,278	$4,670,508	$762	$9,676,246	$898	$14,353,692	$371,983
Issuance of Class A common stock:
Exercise of stock awards	8	23,115	—	—	—	23,123	—
Employee benefits	—	18	—	—	—	18	—
Employee Stock Purchase Plan	1	4,631	—	—	—	4,632	—
Non-cash, stock-based compensation	—	16,743	—	—	—	16,743	—
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	(92)	—	—	(92)	—
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	(140)	—	—	(140)	—
Foreign currency translation	—	—	674	—	—	674	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	160	160	10,318
Net income (loss) attributable to DISH Network	—	—	—	557,042	—	557,042	—
Balance, September 30, 2021	$5,287	$4,715,015	$1,204	$10,233,288	$1,058	$14,955,852	$382,301

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$1,890,534	$1,112,638
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	554,066	518,027
Impairment of long-lived assets (Note 2)	—	356,418
Realized and unrealized losses (gains) on investments and derivatives and other	23,283	12,273
Non-cash, stock-based compensation	36,664	47,946
Deferred tax expense (benefit)	517,822	765,088
Changes in allowance for credit losses	(24,389)	24,648
Change in long-term deferred revenue and other long-term liabilities	(13,446)	(240,302)
Other, net	36,028	(3,828)
Changes in current assets and current liabilities, net	239,105	124,783
Net cash flows from operating activities	3,259,667	2,717,691

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(3,894,347)	(1,549,857)
Sales and maturities of marketable investment securities	1,273,156	968,976
Purchases of property and equipment	(711,955)	(309,549)
Capitalized interest related to FCC authorizations (Note 2)	(677,356)	(646,265)
Refund of FCC authorization deposit (Note 11)	337,490	—
Purchases of FCC authorizations, including deposits	—	(317,190)
Boost Mobile Acquisition (Note 5)	—	(1,312,500)
Other, net	(163,921)	(14,108)
Net cash flows from investing activities	(3,836,933)	(3,180,493)

Cash Flows From Financing Activities:
Repayment of long-term debt and finance lease obligations	(74,237)	(77,280)
Redemption and repurchases of senior notes	(2,000,000)	(1,100,000)
Proceeds from issuance of senior notes	1,500,000	1,000,000
Early debt extinguishment costs	(3,368)	—
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	37,777	22,012
Debt issuance costs	(9,819)	(1,670)
Other, net	17,441	1
Net cash flows from financing activities	(532,206)	(156,937)

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	(1,109,472)	(619,739)
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 6)	3,453,994	2,504,320
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 6)	$2,344,522	$1,884,581

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

Pay-TV

We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, FCC licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“SLING TV”). As of September 30, 2021, we had 10.980 million Pay-TV subscribers in the United States, including 8.424 million DISH TV subscribers and 2.556 million SLING TV subscribers.

Wireless – Retail Wireless

We entered the retail wireless business in 2020 as a result of the Boost Mobile Acquisition and the Ting Mobile Acquisition and we expanded the business in 2021 through the Republic Wireless Acquisition (as defined below). See Note 5 for further information. We offer nationwide prepaid and postpaid retail wireless services to subscribers under our Boost Mobile, Ting Mobile and Republic Wireless brands, as well as a competitive portfolio of wireless devices. Prepaid wireless subscribers generally pay in advance for monthly access to wireless talk, text, and data services. Postpaid wireless subscribers generally are qualified to pay after receiving wireless talk, text, and data services. We are currently operating our retail wireless business unit as a mobile virtual network operator (“MVNO”) while we build our 5G broadband network. As an MVNO, today we primarily depend on T-Mobile US, Inc., (“T-Mobile”) to provide us with network services under the MNSA (as defined below). In addition, on July 14, 2021, we entered into a ten-year Network Services Agreement (the “NSA”) with AT&T to provide us with network services. Under the NSA, we expect AT&T will become our primary network services provider. We acquired over 9 million subscribers as a result of the Boost Mobile Acquisition, acquired over 200,000 subscribers as a result of the Ting Mobile Acquisition and acquired over 200,000 subscribers as a result of the Republic Wireless Acquisition. Our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2021 and 2020 includes the results of the Boost Mobile Acquisition from July 1, 2020, the Ting Mobile Acquisition from August 1, 2020 and the Republic Wireless Acquisition from May 1, 2021. As of September 30, 2021, we had 8.774 million retail wireless subscribers.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

DISH Network Spectrum

We have directly invested over $12 billion to acquire certain wireless spectrum licenses and related assets. These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. We plan to commercialize our wireless spectrum licenses through the completion of the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G network (our “5G Network Deployment”). To that end, we have undertaken several key steps including identifying markets to build out, making executive and management hires and entering into agreements with key vendors. For example, on November 16, 2020, we announced a long-term agreement with Crown Castle pursuant to which Crown Castle will lease us space on up to 20,000 communication towers.  As part of the agreement, we will also receive certain fiber transport services and have the option to utilize Crown Castle for pre-construction services.  We entered into a similar agreement with American Tower on March 15, 2021 and have also entered into agreements with a number of other tower providers.  We have also entered into multiple long-term agreements with vendors including, among others, Amazon, Dell, Fujitsu, Palo Alto and VMware for cloud computing service, radios, software, network security, and other services related to our 5G Network Deployment. We currently have over 35 markets under construction, including Las Vegas, Nevada, and also commenced the initial launch of consumer beta service in Las Vegas.

Prior to starting our 5G Network Deployment, we notified the FCC in March 2017 that we planned to deploy a narrowband IoT network on certain of these wireless licenses, which we expected to complete by March 2020, with subsequent phases to be completed thereafter.  In light of, among other things, certain developments related to the Sprint/T-Mobile merger, during the first quarter of 2020, we determined that the revision of certain of our build-out deadlines was probable and, therefore, we no longer intended to complete our narrowband IoT deployment.  The FCC issued an Order effectuating the build-out deadline changes contemplated above on September 11, 2020.  During the first quarter of 2020, we impaired certain assets that would not be utilized in our 5G Network Deployment, resulting in a $253 million non-cash impairment charge in “Impairment of long-lived assets” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Redeemable Noncontrolling Interests

Northstar Wireless. Northstar Wireless is a wholly-owned subsidiary of Northstar Spectrum, which is an entity owned by Northstar Manager, LLC (“Northstar Manager”) and us. Under the applicable accounting guidance in ASC 810, Northstar Spectrum is considered a variable interest entity and, based on the characteristics of the structure of this entity and in accordance with the applicable accounting guidance, we consolidate Northstar Spectrum into our financial statements. The Northstar Operative Agreements, as amended, provide for, among other things, that Northstar Manager has the ability, but not the obligation, to require Northstar Spectrum to purchase Northstar Manager’s ownership interests in Northstar Spectrum (the “Northstar Put Right”) for a purchase price that equals its equity contribution to Northstar Spectrum plus a fixed annual rate of return. The First Northstar Put Window closed in the first quarter of 2021. The Second Northstar Put Window is currently open and expires on January 25, 2022.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

SNR Wireless. SNR Wireless is a wholly-owned subsidiary of SNR HoldCo, which is an entity owned by SNR Wireless Management, LLC (“SNR Management”) and us. Under the applicable accounting guidance in ASC 810, SNR HoldCo is considered a variable interest entity and, based on the characteristics of the structure of this entity and in accordance with the applicable accounting guidance, we consolidate SNR HoldCo into our financial statements. The SNR Operative Agreements, as amended, provide for, among other things, that SNR Management has the ability, but not the obligation, to require SNR HoldCo to purchase SNR Management’s ownership interests in SNR HoldCo (the “SNR Put Right”) for a purchase price that equals its equity contribution to SNR HoldCo plus a fixed annual rate of return. The First SNR Put Window closed in the first quarter of 2021. The Second SNR Put Window is currently open and expires on January 25, 2022.

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

As of September 30, 2021 and December 31, 2020, Northstar Manager’s ownership interest in Northstar Spectrum and SNR Management’s ownership interest in SNR HoldCo was $382 million and $351 million, respectively, recorded as “Redeemable noncontrolling interests” on our Condensed Consolidated Balance Sheets.

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

DBS Satellites. We currently evaluate our DBS satellite fleet for impairment as one asset group whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We do not believe any triggering event has occurred which would indicate impairment as of September 30, 2021 or December 31, 2020. We will continue to monitor the DBS satellite fleet for indicators of impairment, including monitoring the impact of the COVID-19 pandemic on all aspects of our business.

AWS-4 Satellites. We historically evaluated our AWS-4 satellite fleet for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. In light of, among other things, certain developments related to the Sprint/T-Mobile merger, during the first quarter of 2020, we determined that revisions to the AWS-4 build-out deadlines were probable, which we determined to be a triggering event. Accordingly, we quantitatively assessed the value of the AWS-4 satellites (T1 and D1) and wrote down the fair value of the satellites to their estimated fair value of zero, resulting in a $103 million non-cash impairment charge in “Impairment of long-lived assets” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Narrowband IoT network. As discussed in Note 11, in March 2017, we notified the FCC that we planned to deploy a narrowband IoT network. In October 2019, we paused work on the narrowband IoT deployment. In light of, among other things, certain developments related to the Sprint/T-Mobile merger, during the first quarter of 2020, we determined that the revision of certain of our build-out deadlines were probable. Based on this, we no longer intended to complete our narrowband IoT deployment, which we considered a triggering event. As such, during the first quarter of 2020, we reviewed the capitalized costs of equipment, labor and other assets related to the narrowband IoT deployment, including our operating lease assets, and impaired those items that would not be utilized in our ongoing 5G Network Deployment, resulting in a $253 million non-cash impairment charge in “Impairment of long-lived assets” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

As of September 30, 2021 and December 31, 2020, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses) and current liabilities (excluding the “Current portion of long-term debt and finance lease obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates. See Note 6 for the fair value of our marketable investment securities and derivative instruments.

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

Assets Recognized Related to the Costs to Obtain a Contract with a Subscriber

We recognize an asset for the incremental costs of obtaining a contract with a subscriber if we expect the benefit of those costs to be longer than one year.  We have determined that certain sales incentive programs in both our Pay-TV and Wireless segments, including those with our independent third-party retailers, meet the requirements to be capitalized, and payments made under these programs are capitalized and amortized to expense over the estimated subscriber life.  During the three months ended September 30, 2021 and 2020, we capitalized $98 million and $131 million, respectively, under these programs.  The amortization expense related to these programs was $109 million and $43 million for the three months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021 and 2020, we capitalized $311 million and $213 million, respectively, under these programs.  The amortization expense related to these programs was $276 million and $99 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and December 31, 2020, we had a total of $491 million and $456 million, respectively, capitalized on our Condensed Consolidated Balance Sheets.  These amounts are capitalized in “Other current assets” and “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets, and then amortized in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Advertising Costs

We recognize advertising expense when incurred as a component of selling, general and administrative expense. Advertising expenses totaled $156 million and $160 million for the three months ended September 30, 2021 and 2020, respectively. Advertising expenses totaled $386 million and $381 million for the nine months ended September 30, 2021 and 2020, respectively.

Research and Development

Research and development costs are expensed as incurred and are included in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Research and development costs totaled $7 million and $6 million for the three months ended September 30, 2021 and 2020, respectively. Research and development costs totaled $21 million and $17 million for the nine months ended September 30, 2021 and 2020, respectively.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following table presents EPS amounts for all periods and the basic and diluted weighted-average shares outstanding used in the calculation.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(In thousands, except per share amounts)
Net income (loss)	$567,520	$532,959	$1,890,534	$1,112,638
Less: Net income (loss) attributable to noncontrolling interests, net of tax	10,478	28,360	32,221	82,597
Net income (loss) attributable to DISH Network - Basic	557,042	504,599	1,858,313	1,030,041
Interest on dilutive Convertible Notes, net of tax (1)	—	—	—	—
Net income (loss) attributable to DISH Network - Diluted	$557,042	$504,599	$1,858,313	$1,030,041

Weighted-average common shares outstanding - Class A and B common stock:
Basic	528,229	525,532	527,503	524,329
Dilutive impact of Convertible Notes (2)	107,016	58,192	107,016	58,192
Dilutive impact of stock awards outstanding	1,195	233	699	74
Diluted	636,440	583,957	635,218	582,595

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$1.05	$0.96	$3.52	$1.96
Diluted net income (loss) per share attributable to DISH Network	$0.88	$0.86	$2.93	$1.77

(1)	For both the three and nine months ended September 30, 2021 and 2020, materially all of our interest expense was capitalized. See Note 2 for further information.
(2)	The increase resulted from the issuance of our 0% Convertible Notes due 2025 on December 21, 2020.

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

	As of September 30,
	2021	2020

	(In thousands)
Anti-dilutive stock awards	6,898	8,761
Performance/market based options (1)	15,425	5,317
Restricted Performance Units/Awards	1,402	1,787
Common stock warrants	46,029	46,029
Total	69,754	61,894

(1)	The increase primarily resulted from the grant of the Ergen 2020 Performance Award during the fourth quarter of 2020, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

4.Supplemental Data - Statements of Cash Flows

The following table presents certain supplemental cash flow and other non-cash data. See Note 9 for supplemental cash flow and non-cash data related to leases.

	For the Nine Months Ended
	September 30,
	2021	2020

	(In thousands)
Cash paid for interest (including capitalized interest)	$679,047	$647,572
Cash received for interest	3,002	5,512
Cash paid for income taxes	79,528	22,939
Capitalized interest (1)	599,215	685,749
Employee benefits paid in Class A common stock	30,321	28,301
Convertible debt reclassified per ASU 2020-06 (1)	1,051,344	—
Deferred taxes reclassified per ASU 2020-06 (1)	245,778	—
Vendor financing	26,463	95,695
FCC licenses reclassification (2)	915,449	—
Wireless equipment	258,883	2,983

(1)	See Note 2 for further information.
(2)	See Note 11 for further information.

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

Consideration Transferred

The acquisition date fair value of consideration transferred in the Boost Mobile Acquisition totaled $1.346 billion, summarized in the following table:

As of July 1, 2020
(In thousands)
Cash consideration (1)	$1,400,000
Net working capital (2)	33,524
Other funding (3)	(87,500)
Total consideration transferred	$1,346,024

(1)	Represents agreed upon purchase price pursuant to the APA paid to T-Mobile on July 1, 2020.
(2)	Represents the assigned value of net working capital acquired under the APA. During the third quarter of 2021, we obtained a favorable determination pursuant to the arbitration procedures under our APA with T-Mobile with respect to the disputed net working capital items.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The resulting changes in net working capital were recorded, with the offsetting $39 million gain recorded in “Other, net” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) due to the expiration of the one-year window to finalize the purchase allocation.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

6.	Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	September 30,	December 31,
	2021	2020

	(In thousands)
Marketable investment securities:
Current marketable investment securities:
Strategic - available-for-sale	$194	$195
Strategic - trading/equity	3,340	—
Other	2,964,011	362,758
Total current marketable investment securities	2,967,545	362,953
Restricted marketable investment securities (1)	40,794	24,467
Total marketable investment securities	3,008,339	387,420

Restricted cash and cash equivalents (1)	64,244	83,902

Other investment securities:
Other investment securities	155,034	149,706
Total other investment securities	155,034	149,706

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$3,227,617	$621,028

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash, cash equivalents and marketable investment securities” on our Condensed Consolidated Balance Sheets.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Current Marketable Investment Securities – Strategic

Our current strategic marketable investment securities portfolio includes and may include strategic and financial debt and/or equity investments in private and public companies that are highly speculative and have experienced and continue to experience volatility. As of September 30, 2021, this portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers. The fair value of certain of the debt and equity securities in this portfolio can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of September 30, 2021 and December 31, 2020, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit and trusts.

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

Invidi Technologies Corporation. In November 2016, we, AT&T Inc., and Cavendish Square Holding B.V., an affiliate of WPP plc, entered into a series of agreements to acquire Invidi Technologies Corporation (“Invidi”), an entity that provides proprietary software for the addressable advertising market. The transaction closed in January 2017.

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

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	September 30, 2021				December 31, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(In thousands)
Cash equivalents (including restricted)	$2,304,378	$73,878	$2,230,500	$—	$3,330,296	$363,123	$2,967,173	$—

Debt securities (including restricted):
U.S. Treasury and agency securities	$—	$—	$—	$—	$65,992	$65,992	$—	$—
Commercial paper	2,612,422	—	2,612,422	—	298,435	—	298,435	—
Corporate securities	389,891	—	389,891	—	22,552	—	22,552	—
Other	2,686	—	2,492	194	441	—	246	195
Equity securities	3,340	3,340	—	—	—	—	—	—
Total	$3,008,339	$3,340	$3,004,805	$194	$387,420	$65,992	$321,233	$195

As of September 30, 2021, restricted and non-restricted marketable investment securities included debt securities of $2.936 billion with contractual maturities within one year and $69 million with contractual maturities extending longer than one year through and including five years. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Derivative Instruments

We have the option to purchase certain of T-Mobile’s 800 MHz spectrum licenses from T-Mobile at a fixed price in the future as part of the Boost Mobile Acquisition.  See Note 5 for further information.  This instrument meets the definition of a derivative and was valued based upon, among other things, our estimate of the underlying asset price, the expected term, volatility and the risk free rate of return. The instrument acquisition date fair value was $713 million. The derivative is remeasured quarterly. As of September 30, 2021 and December 31, 2020, the derivative’s fair value was $670 million and $691 million, respectively, and are included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets. All changes in the derivative’s fair value are recorded in “Other, net” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) until the option is either exercised or expires. See the table below. We account for our option to purchase certain T-Mobile’s 800 MHz spectrum licenses under the Spectrum Purchase Agreement as a Level 3 derivative.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Gains and Losses on Sales and Changes in Carrying Amounts of Investments and Other

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Other, net:	2021	2020	2021	2020

	(In thousands)
Marketable investment securities - realized and unrealized gains (losses)	$(1,634)	$87	$(1,316)	$177
Derivative instruments - net realized and/or unrealized gains (losses)	(7,380)	(12,450)	(18,380)	(12,450)
Costs related to early redemption of debt	—	—	(3,587)	—
Equity in earnings (losses) of affiliates	424	(824)	1,957	(221)
Other (Note 5)	39,659	(13)	39,924	902
Total	$31,069	$(13,200)	$18,598	$(11,592)

7.Inventory

Inventory consisted of the following:

	As of
	September 30,	December 31,
	2021	2020

	(In thousands)
Finished goods	$429,925	$337,787
Work-in-process and service repairs	17,044	25,621
Raw materials	23,857	16,941
Total inventory	$470,826	$380,349

8.Property and Equipment

Property and equipment consisted of the following:

	Depreciable			As of
	Life			September 30,	December 31,
	(In Years)			2021	2020

				(In thousands)
Equipment leased to customers	2	-	5	$1,590,620	$1,736,660
Satellites	4	-	15	1,734,024	1,734,024
Satellites acquired under finance lease agreements	10	-	15	888,940	888,940
Furniture, fixtures, equipment and other	2	-	20	2,179,298	2,091,271
Buildings and improvements	5	-	40	373,749	370,941
Land		-		17,513	17,810
Construction in progress		-		858,782	126,303
Total property and equipment				7,642,926	6,965,949
Accumulated depreciation				(4,909,124)	(4,783,616)
Property and equipment, net				$2,733,802	$2,182,333

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Construction in progress consisted of the following:

	As of
	September 30,	December 31,
	2021	2020

	(In thousands)
Pay-TV	$37,449	$53,486
Wireless	821,333	72,817
Total construction in progress	$858,782	$126,303

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(In thousands)
Equipment leased to customers	$60,616	$71,568	$188,405	$220,797
Satellites	47,833	50,193	146,645	152,530
Buildings, furniture, fixtures, equipment and other	32,176	32,303	92,418	97,679
Intangible assets (1)	36,666	45,019	126,598	47,021
Total depreciation and amortization	$177,291	$199,083	$554,066	$518,027

(1)	The increase resulted from the Boost Mobile Acquisition, the Ting Mobile Acquisition and the Republic Wireless Acquisition. See Note 5 for further information.

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

As of September 30, 2021, our pay-TV satellite fleet consisted of the following:

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

9.Leases

We enter into operating and finance leases for, among other things, communication towers, satellites, office space, fiber and transport equipment, warehouses and distribution centers, vehicles and other equipment. Our leases have remaining lease terms from one to 16 years, some of which include renewal options, and some of which include options to terminate the leases within one year.

Our Anik F3, Nimiq 5 and QuetzSat-1 satellites are accounted for as financing leases. Substantially all of our remaining leases are accounted for as operating leases.

The components of lease expense were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(In thousands)
Operating lease cost	$14,004	$18,281	$47,585	$54,130

Short-term lease cost (1)	2,488	2,726	9,686	8,284

Finance lease cost:
Amortization of right-of-use assets	17,829	17,829	53,488	53,488
Interest on lease liabilities	3,467	5,070	11,635	16,326
Total finance lease cost	21,296	22,899	65,123	69,814
Total lease costs	$37,788	$43,906	$122,394	$132,228

(1)	Leases that have terms of 12 months or less.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Supplemental cash flow information related to leases was as follows:

	For the Nine Months Ended
	September 30,
	2021	2020

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$52,220	$54,611
Operating cash flows from finance leases	$9,932	$16,326
Financing cash flows from finance leases	$49,873	$47,301

Right-of-use assets obtained in exchange for lease obligations:
Operating leases (1)	$799,261	$41,665
Finance leases	$—	$—

(1)	The increase in operating lease assets primarily related to communication tower leases.

Supplemental balance sheet information related to leases was as follows:

	As of
	September 30,	December 31,
	2021	2020

	(In thousands)
Operating Leases:
Operating lease assets (1)	$853,140	$104,271

Other current liabilities	$53,257	$56,856
Operating lease liabilities (1)	818,931	63,526
Total operating lease liabilities	$872,188	$120,382

Finance Leases:
Property and equipment, gross	$889,708	$889,708
Accumulated depreciation	(807,780)	(754,292)
Property and equipment, net	$81,928	$135,416

Other current liabilities	$39,221	$58,379
Other long-term liabilities	73,080	103,795
Total finance lease liabilities	$112,301	$162,174

Weighted Average Remaining Lease Term:
Operating leases (1)	12.6 years	2.8 years
Finance leases	2.7 years	3.1 years

Weighted Average Discount Rate:
Operating leases	4.5%	4.2%
Finance leases	10.8%	10.4%

(1)	The increase in operating lease assets and liabilities primarily related to communication tower leases.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Maturities of lease liabilities as of September 30, 2021 were as follows:

	Maturities of Lease Liabilities
	Operating	Finance
For the Years Ending December 31,	Leases	Leases	Total

	(In thousands)
2021 (remaining three months)	$19,403	$10,498	$29,901
2022	70,974	48,307	119,281
2023	70,234	40,942	111,176
2024	72,764	30,707	103,471
2025	74,821	—	74,821
Thereafter	905,368	—	905,368
Total lease payments	1,213,564	130,454	1,344,018
Less: Imputed interest	(341,376)	(18,153)	(359,529)
Total	872,188	112,301	984,489
Less: Current portion	(53,257)	(39,221)	(92,478)
Long-term portion of lease obligations	$818,931	$73,080	$892,011

10.Long-Term Debt and Finance Lease Obligations

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of September 30, 2021 and December 31, 2020:

	As of
	September 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In thousands)
6 3/4% Senior Notes due 2021 (1)	$—	$—	$2,000,000	$2,047,260
5 7/8% Senior Notes due 2022 (2)	2,000,000	2,063,900	2,000,000	2,095,820
5% Senior Notes due 2023	1,500,000	1,558,860	1,500,000	1,566,300
5 7/8% Senior Notes due 2024	2,000,000	2,157,200	2,000,000	2,099,580
2 3/8% Convertible Notes due 2024	1,000,000	979,520	1,000,000	949,350
0% Convertible Notes due 2025	2,000,000	2,393,560	2,000,000	2,010,000
7 3/4% Senior Notes due 2026	2,000,000	2,264,720	2,000,000	2,236,520
3 3/8% Convertible Notes due 2026	3,000,000	3,131,940	3,000,000	2,886,330
7 3/8% Senior Notes due 2028	1,000,000	1,067,980	1,000,000	1,070,130
5 1/8 % Senior Notes due 2029	1,500,000	1,472,880	—	—
Other notes payable	139,902	139,902	137,809	137,809
Subtotal	16,139,902	$17,230,462	16,637,809	$17,099,099
Unamortized debt discount on the Convertible Notes (3)	—		(1,061,203)
Unamortized deferred financing costs and other debt discounts, net	(48,014)		(36,752)
Finance lease obligations (4)	112,301		162,174
Total long-term debt and finance lease obligations (including current portion)	$16,204,189		$15,702,028

(1)	As of June 1, 2021, we had repurchased or redeemed the principal balance of our 6 3/4% Senior Notes due 2021.
(2)	Our 5 7/8% Senior Notes due 2022 mature on July 15, 2022 and have been reclassified to “Current portion of long-term debt and finance lease obligations” on our Condensed Consolidated Balance Sheets as of September 30, 2021.
(3)	See Note 2 for further information.
(4)	Disclosure regarding fair value of finance leases is not required.

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

11.Commitments and Contingencies

Commitments

We currently expect capital expenditures, excluding capitalized interest, for our 5G Network Deployment to be approximately $10 billion, of which approximately $1.616 billion is included below in “Other long-term obligations.”

As we continue our 5G Network Deployment, we have begun to enter into contracts for future operational expenses, such as communication tower leases. “Other long-term obligations” represent minimum contractual commitments related to communication tower obligations, certain 5G Network Deployment commitments, obligations under the NSA with AT&T, and satellite related and other obligations. “Other long-term obligations” totaled $13.591 billion as of September 30, 2021 and $4.350 billion as of December 31, 2020, an increase of $9.241 billion as of September 30, 2021. These totals could increase as we continue our 5G Network Deployment.

As of September 30, 2021, our future “Other long-term obligations” were $2.587 billion for the remaining three months of 2021 through 2022, $1.096 billion for 2023, $1.191 billion for 2024, $1.289 billion for 2025, and $7.428 billion thereafter, principally for tower obligations that extend out until 2036, for a total of $13.591 billion.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Future maturities of our long-term debt, finance lease and contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 have not changed materially, other than those disclosed above.

AT&T Network Service Agreement. On July 14, 2021, DISH Wireless L.L.C., our indirect wholly-owned subsidiary, and AT&T entered into a ten-year NSA, which will provide customers of Boost Mobile, Ting Mobile and Republic Wireless and all future brands coverage on AT&T’s network.

Under the NSA, AT&T becomes our primary network services provider, as we have committed to activate on AT&T’s network at least a minimum percentage of certain of our MVNO subscribers in the U.S. who receive services through a third-party network and to utilize AT&T’s network for a minimum specified percentage of our domestic roaming data usage for our MNO subscribers. We have agreed to pay AT&T at least $5 billion over the course of the ten-year term of the NSA, subject to certain terms and conditions, which commitment is included in “Other long-term obligations” above.

The description of the NSA above is not complete and is qualified in its entirety by the actual terms of the NSA, a redacted copy of which is filed with the U.S. Securities and Exchange Commission as an exhibit to the Company’s Quarterly Report on Form 10-Q for this quarterly period ended September 30, 2021.

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

Recent Wireless Spectrum Acquisitions

3550-3650 MHz. The auction for the Priority Access Licenses for the 3550-3650 MHz band began on July 23, 2020 and ended on August 25, 2020. On September 2, 2020, the FCC announced that Wetterhorn Wireless L.L.C. (“Wetterhorn”), a wholly-owned subsidiary of DISH Network, was the winning bidder of 5,492 Priority Access Licenses in the 3550-3650 MHz band, with Wetterhorn’s aggregate winning bids totaling approximately $913 million. During the second and third quarters 2020, we paid $83 million and $100 million, respectively, to the FCC for our winning bids. On October 1, 2020, we paid the remaining balance of our winning bids of approximately $730 million. On March 12, 2021, the FCC issued an order granting Wetterhorn’s application to acquire the 3550-3650 MHz licenses (the “3550-3650 MHz GHz Licenses”). The payments made in 2020 were included in “Other current assets” as of December 31, 2020 and have been reclassified to “FCC authorizations” as of September 30, 2021 on our Condensed Consolidated Balance Sheets.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Wireless Spectrum Licenses

These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements that are summarized in the table below:

	As of
	September 30, 2021	Build-Out Deadlines
	Carrying			Expiration
	Amount	Interim	Final	Date
	(In thousands)
Owned:
DBS Licenses (1)	$677,409
700 MHz Licenses	711,871	June 14, 2022 (2)	June 14, 2023 (4)	June 2023
AWS-4 Licenses	1,940,000	June 14, 2022 (2)	June 14, 2023 (4)	June 2023
H Block Licenses	1,671,506	June 14, 2022 (2)	June 14, 2023 (5)	June 2023
600 MHz Licenses	6,211,154		June 14, 2025 (6)	June 2029
MVDDS Licenses (1)	24,000			August 2024
LMDS Licenses (1)	—			September 2028
28 GHz Licenses	2,883		October 2, 2029 (7)	October 2029
24 GHz Licenses	11,772		December 11, 2029 (7)	December 2029
37 GHz, 39 GHz and 47 GHz Licenses	202,533		June 4, 2030 (7)	June 2030
3550-3650 MHz Licenses	912,939		March 12, 2031 (7)	March 2031
3.7-3.98 GHz Licenses	2,580	July 23, 2029 (7)	July 23, 2033 (7)	July 2036
Subtotal	12,368,647
Non-controlling Investments:
Northstar	5,618,930	October 2021 (3)	October 2027 (8)	October 2027 (8)
SNR	4,271,459	October 2021 (3)	October 2027 (8)	October 2027 (8)
Total AWS-3 Licenses	9,890,389
Capitalized Interest (9)	6,155,457
Total	$28,414,493

(1)	The build-out deadlines for these licenses have been met.
(2)	For these licenses, we must offer 5G broadband service to at least 20% of the United States population and have developed a core network by this date.
(3)	For these licenses, Northstar Wireless and SNR Wireless must provide reliable signal coverage and offer service to at least 40% of the population of each license area by this date. See (8) below for final build-out deadlines.
(4)	For these licenses, we must offer 5G broadband service to 70% of the United States population by this date; provided, however, if by June 14, 2023, we are offering 5G broadband service with respect to these licenses to at least 50% of the population of the United States, the final deadline shall be further extended automatically to June 14, 2025, for us to construct and offer 5G broadband service to at least 70% of the population in each Economic Area (which is a service area established by the FCC) with respect to these licenses.
(5)	For these licenses, we must offer 5G broadband service to at least 70% of the United States population by this date; provided, however, that if by June 14, 2023, we are offering 5G broadband service with respect to these licenses to at least 50% of the population of the United States, the final deadline shall be further extended automatically to June 14, 2025, for us to construct and offer 5G broadband service to at least 75% of the population in each Economic Area with respect to these licenses.
(6)	For these licenses, we must offer 5G broadband service to at least 75% of the population in each Partial Economic Area (which are service areas established by the FCC) by this date.
(7)	There are a variety of build-out options and associated build-out metrics associated with these licenses.
(8)	For these licenses, Northstar Wireless and SNR Wireless must provide reliable signal coverage and offer service to at least 75% of the population of each license area by this date. If the AWS-3 interim build-out requirement is not met, the AWS-3 expiration date and the AWS-3 final build-out requirement may be accelerated by two years (from October 2027 to October 2025) for each AWS-3 License area in which Northstar Wireless and SNR Wireless do not meet the requirement.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(9)	See Note 2 for further information.

Commercialization of Our Wireless Spectrum Licenses and Related Assets. We plan to commercialize our wireless spectrum licenses through our 5G Network Deployment. To that end, we have undertaken several key steps including identifying markets to build out, making executive and management hires and entering into agreements with key vendors. For example, on November 16, 2020, we announced a long-term agreement with Crown Castle pursuant to which Crown Castle will lease us space on up to 20,000 communication towers.  As part of the agreement, we will also receive certain fiber transport services and have the option to utilize Crown Castle for pre-construction services.  We entered into a similar agreement with American Tower on March 15, 2021 and have also entered into agreements with a number of other tower providers.  We have also entered into multiple long-term agreements with vendors including, among others, Amazon, Dell, Fujitsu, Palo Alto and VMware for cloud computing service, radios, software, network security, and other services related to our 5G Network Deployment. We currently have over 35 markets under construction, including Las Vegas, Nevada, and also commenced the initial launch of consumer beta service in Las Vegas. We currently expect capital expenditures, excluding capitalized interest, for our 5G Network Deployment to be approximately $10 billion.

Prior to starting our 5G Network Deployment, we notified the FCC in March 2017 that we planned to deploy a narrowband IoT network on certain of these wireless licenses, which we expected to complete by March 2020, with subsequent phases to be completed thereafter.  In light of, among other things, certain developments related to the Sprint/T-Mobile merger, during the first quarter of 2020, we determined that the revision of certain of our build-out deadlines was probable and, therefore, we no longer intended to complete our narrowband IoT deployment.  The FCC issued an Order effectuating the build-out deadline changes contemplated above on September 11, 2020.  During the first quarter of 2020, we impaired certain assets that would not be utilized in our 5G Network Deployment, resulting in a $253 million non-cash impairment charge in “Impairment of long-lived assets” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

We will need to make significant additional investments or partner with others to, among other things, complete our 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as we complete our 5G Network Deployment we will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure. We may also determine that additional wireless spectrum licenses may be required to complete our 5G Network Deployment and to compete with other wireless service providers. For example, on July 21, 2021, we filed an application with the FCC to participate as a potential bidder in the wireless spectrum auction for the Flexible-Use Service Licenses in the 3.45–3.55 GHz band (“Auction 110”).  On September 17, 2021, the FCC announced that we and 32 other applicants were qualified to participate in Auction 110. The auction commenced on October 5, 2021.  The FCC determined that bidding in this auction will be “anonymous,” which means that prior to and during the course of the auction, the FCC will not make public any information about a specific applicant’s upfront deposit or its bids.  In addition, FCC rules restrict information that bidders may disclose about their participation in the auction.

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

As a result of the nonpayment of those gross winning bid amounts, the FCC retained those licenses and Northstar Wireless owed the FCC an additional interim payment of approximately $334 million (the “Northstar Interim Payment”), which is equal to 15% of $2.226 billion. The Northstar Interim Payment was recorded as an expense during the fourth quarter of 2015. Northstar Wireless immediately satisfied the Northstar Interim Payment through the application of funds already on deposit with the FCC and an additional loan from American II of approximately $69 million. As a result, the FCC will not deem Northstar Wireless to be a “current defaulter” under applicable FCC rules.

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

As a result of the nonpayment of those gross winning bid amounts, the FCC retained those licenses and SNR Wireless owed the FCC an additional interim payment of approximately $182 million (the “SNR Interim Payment”), which is equal to 15% of $1.211 billion.  The SNR Interim Payment was recorded as an expense during the fourth quarter of 2015. SNR Wireless immediately satisfied the SNR Interim Payment through a portion of an additional loan from American III in an aggregate amount of approximately $344 million. As a result, the FCC will not deem SNR Wireless to be a “current defaulter” under applicable FCC rules.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On June 7, 2018, American II, Northstar Spectrum, and Northstar Manager amended and restated the Second Amended and Restated Limited Liability Company Agreement, dated March 31, 2018, by and among American II, Northstar Spectrum, and Northstar Manager, to, among other things: (i) reduce the mandatory quarterly distribution for the Northstar Preferred Interests from 12 percent to eight percent from and after June 7, 2018; (ii) increase the window for Northstar Manager to “put” its interest in Northstar Spectrum to Northstar Spectrum after October 27, 2020 from 30 days to 90 days; (iii) provide an additional 90-day window for Northstar Manager to put its interest in Northstar Spectrum to Northstar Spectrum commencing on October 27, 2021; (iv) provide a right for Northstar Manager to require an appraisal of the fair market value of its interest in Northstar Spectrum at any time from October 27, 2022 through October 27, 2024, coupled with American II having the right to accept the offer to sell from Northstar Manager; (v) allow Northstar Manager to sell its interest in Northstar Spectrum without American II’s consent any time after October 27, 2020 (previously October 27, 2025); (vi) allow Northstar Spectrum to conduct an initial public offering without American II’s consent any time after October 27, 2022 (previously October 27, 2029); (vii) remove American II’s rights of first refusal with respect to Northstar Manager’s sale of its interest in Northstar Spectrum or Northstar Spectrum’s sale of any AWS-3 Licenses; and (viii) remove American II’s tag along rights with respect to Northstar Manager’s sale of its interest in Northstar Spectrum. Northstar Manager had the right to put its interest in Northstar Spectrum to Northstar Spectrum for a 90-day period beginning October 27, 2020, which Northstar Manager waived in connection with the Northstar Purchase Agreement. Northstar Manager has the right to put its interest in Northstar Spectrum to Northstar Spectrum, which expires on January 25, 2022.

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

On June 7, 2018, American III, SNR Holdco, SNR Management, and John Muleta amended and restated the Second Amended and Restated Limited Liability Company Agreement, dated March 31, 2018, by and among American III, SNR Holdco, SNR Management and John Muleta, to, among other things: (i) reduce the mandatory quarterly distribution for the SNR Preferred Interests from 12 percent to eight percent from and after June 7, 2018; (ii) increase the window for SNR Management to “put” its interest in SNR Holdco to SNR Holdco after October 27, 2020 from 30 days to 90 days; (iii) provide an additional 90-day window for SNR Management to put its interest in SNR Holdco to SNR Holdco commencing on October 27, 2021; (iv) provide a right for SNR Management to require an appraisal of the fair market value of its interest in SNR Holdco at any time from October 27, 2022 through October 27, 2024, coupled with American III having the right to accept the offer to sell from SNR Management; (v) allow SNR Management to sell its interest in SNR Holdco without American III’s consent any time after October 27, 2020 (previously October 27, 2025); (vi) allow SNR Holdco to conduct an initial public offering without American III’s consent any time after October 27, 2022 (previously October 27, 2029); (vii) remove American III’s rights of first refusal with respect to SNR Management’s sale of its interest in SNR Holdco or SNR Holdco’s sale of any AWS-3 Licenses; and (viii) remove American III’s tag along rights with respect to SNR Management’s sale of its interest in SNR Holdco. SNR Management had the right to put its interest in SNR Holdco to SNR Holdco for a 90-day period from October 27, 2020. The First SNR Put Window closed in the first quarter of 2021, was not exercised and expired in January 2021. SNR Management has the right to put its interest in SNR Holdco to SNR Holdco, which expires on January 25, 2022.

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

As of September 30, 2021 and December 31, 2020, Northstar Manager’s ownership interest in Northstar Spectrum and SNR Management’s ownership interest in SNR HoldCo was $382 million and $351 million, respectively, recorded as “Redeemable noncontrolling interests” on our Condensed Consolidated Balance Sheets.

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

American Patents

On November 23, 2020, American Patents LLC, filed a complaint against us, our wholly-owned subsidiaries DISH Network L.L.C. and Dish Network Service L.L.C., and a third party, Arcadyan Technology Corporation, in the United States District Court for the Eastern District of Texas. The complaint alleges infringement of United States Patent No. 7,088,782 (the “782 patent”), entitled “Time and Frequency Synchronization In Multi-Input and Multi-Output (MIMO) Systems”; United States Patent No. 7,310,304 (the “304 patent”), entitled “Estimating Channel Parameters in Multi-Input, Multi-Output (MIMO) Systems”; United States Patent No. 7,706,458 (the “458 patent”), entitled “Time And Frequency Synchronization in Multi-Input, Multi-Output (MIMO) Systems”; and United States Patent No. 6,847,803 (the “803 patent”), entitled “Method for Reducing Interference in a Receiver.” The four patents are asserted against wireless 802.11 standard-compliant devices. The matter was dismissed with prejudice on September 16, 2021. This matter is now concluded.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On July 10, 2020, July 20, 2020, July 24, 2020 and July 31, 2020, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of, respectively, the 026 patent, the 791 patent, the 269 patent and the 388 patent. On January 21, 2021, the United States Patent and Trademark Office agreed to institute proceedings on one of the petitions challenging the 026 patent; on January 27, 2021, it agreed to institute proceedings on one of the petitions challenging the 269 patent; on February 4, 2021, it agreed to institute proceedings on one of the petitions challenging the 791 patent; and on February 12, 2021, it agreed to institute proceedings on one of the petitions challenging the 388 patent. Pursuant to an agreement between the parties, on August 13, 2021, Broadband iTV dismissed its claims related to the 269 patent and DISH Network L.L.C. dismissed its petition challenging the validity of the 269 patent. The United States Patent and Trademark Office heard oral argument on the three remaining petitions on November 1, 2021.

On October 21, 2021, the United States Court of Appeals for the Federal Circuit granted DISH Network L.L.C.’s emergency appeal to have the case moved to the United States District Court for the District of Colorado. As a result, the trial scheduled for November 15, 2021 in the United States District Court for the Western District of Texas will not go forward. Broadband iTV’s damages expert contends that Broadband iTV is entitled to $162 million in damages.

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

The parties have entered into a global settlement agreement, subject to court approval. The parties’ joint motion for preliminary approval has been approved and the final approval hearing has been scheduled for December 9, 2021.

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

In a First Amended Complaint filed on August 6, 2018, Contemporary added our wholly-owned subsidiary DISH Network L.L.C. as a defendant. In a Second Amended Complaint filed on October 9, 2018, Contemporary named only our wholly-owned subsidiary DISH Network L.L.C. as a defendant and dropped certain indirect infringement allegations. On June 10, 2019, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of the asserted claims of the 842 patent, the 903 patent, the 643 patent and the 997 patent. On December 13, 2019 and January 7, 2020, the United States Patent and Trademark Office agreed to institute proceedings on each of our petitions. Following Contemporary’s decision not to file Patent Owner Responses to DISH Network L.L.C.’s petitions on the 842 patent and the 903 patent, on April 24, 2020, the United States Patent and Trademark Office entered judgments granting those petitions and canceling the challenged claims of those patents. On November 25, 2020 and December 18, 2020, respectively, the United States Patent and Trademark Office issued final written decisions invalidating all challenged claims of, respectively, the 643 patent and the 997 patent. On February 12, 2021, Contemporary Display noticed an appeal to the United States Court of Appeals for the Federal Circuit challenging the final written decision as to the 997 patent, and briefing is under way. On July 11, 2019, the Court entered an order staying the case pending resolution of the petitions. On January 31, 2020, pursuant to the parties’ joint motion, the Court dismissed all claims arising from the 202 patent, and extended its stay of the litigation pending non-appealable determinations on all of the petitions before the United States Patent and Trademark Office.

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

Pursuant to an agreement between the parties, on December 20, 2017, DISH Network L.L.C. dismissed its petitions challenging the 029 patent in the United States Patent and Trademark Office, and on January 9, 2018, the parties dismissed their claims, counterclaims and defenses as to that patent in the litigation. On March 5, 2018, the United States Patent and Trademark Office conducted a trial on the remaining petitions. On June 11, 2018, the United States Patent and Trademark Office issued final written decisions on DISH Network L.L.C.’s petitions challenging the 090 patent and it invalidated all of the asserted claims. On July 25, 2018, the United States Patent and Trademark Office issued final written decisions on DISH Network L.L.C.’s petitions challenging the 437 patent and the 494 patent and it invalidated all of the asserted claims. Customedia appealed its losses. The Court of Appeals for the Federal Circuit heard oral argument on November 6, 2019 on the appeal involving the 437 patent, and summarily affirmed the patent’s invalidity on November 8, 2019. On January 7, 2020, Customedia petitioned the Court of Appeals for rehearing or rehearing en banc, raising issues about the constitutionality of the appointment of the administrative patent judges that heard the petition before the United States Patent and Trademark Office, but the Court of Appeals denied rehearing on March 5, 2020. On July 31, 2020, Customedia filed a petition with the United States Supreme Court asking it to hear a further appeal, but its petition was denied on October 13, 2020. On November 6, 2020, it filed a petition for rehearing on the United States Supreme Court’s decision not to hear a further appeal, but on November 17, 2020, the Supreme Court rejected that petition.

The Court of Appeals heard oral argument on the appeal involving the 090 patent and the 494 patent on December 3, 2019, and affirmed those patents’ invalidity on March 6, 2020. On May 5, 2020, Customedia filed petitions in the Federal Circuit for rehearing and rehearing en banc, but those petitions were denied on June 9, 2020. On November 6, 2020, Customedia served a petition to the United States Supreme Court asking it to hear a further appeal. On June 16, 2021, the United States Patent and Trademark Office issued a certificate cancelling the challenged claims of the 437 patent and, on July 9, 2021, it issued certificates cancelling the challenged claims of the 090 and 494 patents. The litigation in the District Court has been stayed since August 8, 2017 pending resolution of the proceedings at the United States Patent and Trademark Office.

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

Lecrew Licensing

On September 30, 2021, Lecrew Licensing LLC filed a complaint against us in the United States District Court for the District of Colorado. The complaint alleges infringement of U.S. Patent No. 9,516,370 (the “370 patent”), entitled “Method, Device, and System for Directing a Wireless Speaker from a Mobile Phone to Receive and Render a Playlist from a Content Server on the Internet.”

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

On July 3, 2018, Sling TV L.L.C., Sling Media L.L.C., DISH Network L.L.C., and DISH Technologies L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of each of the asserted patents. On January 31, 2019, the United States Patent and Trademark Office agreed to institute proceedings on our petitions challenging all asserted claims of each of the asserted patents, and it held trial on the petitions on December 5, 2019. On January 17, 2020, the United States Patent and Trademark Office terminated the petitions as time-barred, but issued a final written decision invalidating the 535 patent to third parties that had timely joined in our petition (and, on January 10, 2020, issued a final written decision invalidating the 535 patent in connection with a third party’s independent petition). On March 16, 2020, Sling TV L.L.C., Sling Media L.L.C., DISH Network L.L.C., and DISH Technologies L.L.C. filed a notice of appeal from the terminated petitions to the United States Court of Appeals for the Federal Circuit. On June 29, 2020, the United States Patent and Trademark Office filed a notice of intervention in the appeal. On March 16, 2021, the Court of Appeals dismissed the appeal for lack of jurisdiction. On April 29, 2021, Sling TV L.L.C., Sling Media L.L.C., DISH Network L.L.C., and DISH Technologies L.L.C. filed a petition for rehearing, which was denied on June 28, 2021. On January 12, 2021, Realtime Adaptive Streaming filed a notice of dismissal of its claims on the 535 patent. On July 30, 2021, the District Court granted summary judgment in favor of DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C., holding that the remaining asserted patent, the 610 patent, is invalid because it claims patent-ineligible abstract subject matter. Realtime Adaptive Streaming has filed a notice of appeal from that ruling. Independently, on September 21, 2021, in connection with an ex parte reexamination of the validity of the 610 patent, the United States Patent and Trademark Office issued a final office action rejecting each asserted claim of the 610 patent.

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

Scenic Licensing LLC

On October 27, 2021, Scenic Licensing LLC filed a complaint against our wholly-owned subsidiary Sling Media L.L.C. in the United States District Court for the District of Delaware. The complaint alleges that the Sling Studio product infringes U.S. Patent No. 8,677,420 (the “420 patent”), entitled “Personal monitoring and information apparatus.”

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

Sound View Innovations, LLC

On December 30, 2019, Sound View Innovations, LLC filed one complaint against our wholly-owned subsidiaries DISH Network L.L.C. and DISH Technologies L.L.C. and a second complaint against our wholly-owned subsidiary Sling TV L.L.C. in the United States District Court for the District of Colorado. The complaint against DISH Network L.L.C. and DISH Technologies L.L.C. alleges infringement of United States Patent No 6,502,133 (the “133 patent”), entitled “Real-Time Event Processing System with Analysis Engine Using Recovery Information” and both complaints allege infringement of United States Patent No. 6,708,213 (the “213 patent), entitled “Method for Streaming Multimedia Information Over Public Networks”; United States Patent No. 6,757,796 (the “796 patent”), entitled “Method and System for Caching Streaming Live Broadcasts transmitted Over a Network”; and United States Patent No. 6,725,456 (the “456 patent”), entitled “Methods and Apparatus for Ensuring Quality of Service in an Operating System.” All but the 133 patent are also asserted in the complaint against Sling TV L.L.C.

On May 21, 2020, June 3, 2020, June 5, 2020 and July 10, 2020, DISH Network L.L.C., DISH Technologies L.L.C. and Sling TV L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of, respectively, the 213 patent, the 133 patent, the 456 patent and the 796 patent. On November 25, 2020, the United States Patent and Trademark Office declined to review the validity of the 213 patent, and on December 18, 2020, DISH Network L.L.C., DISH Technologies L.L.C. and Sling TV L.L.C. filed a request for rehearing of that decision, which was denied on September 29, 2021. On January 19, 2021, the United States Patent and Trademark Office agreed to institute proceedings on the 456 patent but declined to review the 133 patent. On February 24, 2021, the United States Patent and Trademark Office agreed to institute proceedings on the 796 patent. On January 26, 2021, the District Court agreed to stay the case pending the outcome of the petitions to the United States Patent and Trademark Office.

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

On June 25, 2019, Sling TV L.L.C. filed a petition with the United States Patent and Trademark Office challenging the validity of all of the asserted claims of the 005 patent. On July 19, 2019 and July 22, 2019, respectively, Sling TV L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of all asserted claims of the 273 patent and the 609 patent. On August 12, 2019, Sling TV L.L.C. filed a petition with the United States Patent and Trademark Office challenging the validity of all of the asserted claims of the 118 patent. On October 18, 2019, pursuant to a stipulation of the parties, the Court entered a stay of the trial proceedings. On January 9, 2020, the United States Patent and Trademark Office agreed to institute proceedings on the petition challenging the 005 patent. On January 15, 2020, the United States Patent and Trademark Office agreed to institute proceedings on the petition challenging the 273 patent. On February 4, 2020, the United States Patent and Trademark Office agreed to institute proceedings on the petition challenging the 609 patent. On February 25, 2020, the United States Patent and Trademark Office declined to institute proceedings on the petition challenging the 118 patent. On December 28, 2020, the United States Patent and Trademark Office issued a final written decision upholding the validity of the challenged claims of the 273 patent, Sling TV L.L.C. filed a notice of appeal from that decision to the United States Court of Appeals for the Federal Circuit, and oral argument on that appeal was heard on November 2, 2021. On January 5, 2021, the United States Patent and Trademark Office issued a final written decision invalidating all challenged claims of the 005 patent. On January 19, 2021, the United States Patent and Trademark Office issued a final written decision invalidating all challenged claims of the 609 patent (and a second final written decision invalidating all challenged claims of the 609 patent based on a third party’s petition).

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

The total assets, revenue and operating income by segment were as follows:

	As of
	September 30,	December 31,
	2021	2020

	(In thousands)
Total assets:
Pay-TV	$37,751,825	$36,251,281
Wireless	31,902,998	29,921,237
Eliminations	(28,440,586)	(27,932,571)
Total assets	$41,214,237	$38,239,947

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(In thousands)
Revenue:
Pay-TV	$3,220,128	$3,190,664	$9,676,487	$9,595,131
Wireless	1,230,072	1,341,512	3,761,834	1,343,893
Eliminations	(565)	(585)	(3,873)	(2,954)
Total revenue	$4,449,635	$4,531,591	$13,434,448	$10,936,070

Operating income (loss):
Pay-TV	$699,730	$803,817	$2,299,387	$2,040,970
Wireless (1)	17,975	7,431	189,632	(447,994)
Total operating income (loss)	$717,705	$811,248	$2,489,019	$1,592,976

(1)	The nine months ended September 30, 2020 was negatively impacted by an “Impairment of long-lived assets” of $356 million. See Note 2 for further information.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Geographic Information. Revenue is attributed to geographic regions based upon the location where the goods and services are provided. All service revenue was derived from the United States. Substantially all of our long-lived assets reside in the United States.

The following table summarizes revenue by geographic region:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Revenue:	2021	2020	2021	2020

	(In thousands)
United States	$4,432,751	$4,516,475	$13,390,248	$10,899,922
Canada and Mexico	16,884	15,116	44,200	36,148
Total revenue	$4,449,635	$4,531,591	$13,434,448	$10,936,070

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Category:	2021	2020	2021	2020

	(In thousands)
Pay-TV subscriber and related revenue	$3,175,193	$3,139,575	$9,541,602	$9,455,429
Wireless services and related revenue	1,038,042	1,082,570	3,136,016	1,082,570
Pay-TV equipment sales and other revenue	44,935	51,089	134,885	139,702
Wireless equipment sales and other revenue	192,030	258,942	625,818	261,323
Eliminations	(565)	(585)	(3,873)	(2,954)
Total	$4,449,635	$4,531,591	$13,434,448	$10,936,070

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

13.Contract Balances

Our valuation and qualifying accounts as of September 30, 2021 were as follows:

Allowance for credit losses	Balance at Beginning of Period	Current Period Provision for Expected Credit Losses	Write-offs Charged Against Allowance	Balance at End of Period

	(In thousands)
For the nine months ended September 30, 2021	$72,278	$37,222	$(61,519)	$47,981

Contract liabilities arise when we bill our customers and receive consideration in advance of providing the service. Contract liabilities are recognized as revenue when the service has been provided to the customer. Contract liabilities are recorded in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets.

	As of
	September 30,	December 31,
	2021	2020
	(In thousands)
Contract liabilities	$720,889	$778,832

Our beginning of period contract liability recorded as customer contract revenue during 2021 was $773 million.

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

“Trade accounts receivable”

As of September 30, 2021 and December 31, 2020, trade accounts receivable from EchoStar was $3 million and $1 million, respectively. These amounts are recorded in “Trade accounts receivable” on our Condensed Consolidated Balance Sheets.

“Trade accounts payable”

As of September 30, 2021 and December 31, 2020, trade accounts payable to EchoStar was $10 million and $6 million, respectively. These amounts are recorded in “Trade accounts payable” on our Condensed Consolidated Balance Sheets.

“Equipment sales and other revenue”

During the three months ended September 30, 2021 and 2020, we received $1 million and $2 million, respectively, for services provided to EchoStar. During the nine months ended September 30, 2021 and 2020, we received $4 million and $6 million, respectively, for services provided to EchoStar. These amounts are recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these revenues are discussed below.

Real Estate Lease Agreements. We have entered into lease agreements pursuant to which we lease certain real estate to EchoStar. The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic areas, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises. The term of each lease is set forth below:

●	El Paso Lease Agreement. During 2012, we began leasing certain space at 1285 Joe Battle Blvd., El Paso, Texas to EchoStar for an initial period ending on August 1, 2015, which also provides EchoStar with renewal options for four consecutive three-year terms. During the second quarter of 2015, EchoStar exercised its first renewal option for a period ending on August 1, 2018 and in April 2018 EchoStar exercised its second renewal option for a period ending in July 2021 and in May 2021 EchoStar exercised its third renewal option for a period ending in July 2024.

●	90 Inverness Lease Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar leases certain space from us at 90 Inverness Circle East, Englewood, Colorado for a period ending in February 2022. EchoStar has the option to renew this lease for four three-year periods.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

●	Cheyenne Lease Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar began leasing certain space from us at 530 EchoStar Drive, Cheyenne, Wyoming for a period ending in February 2019. In August 2018, EchoStar exercised its option to renew this lease for a one-year period ending in February 2020. EchoStar has the option to renew this lease for 12 one-year periods. In connection with the Master Transaction Agreement, we and EchoStar amended this lease to provide EchoStar with certain space for a period ending in September 2021, with the option for EchoStar to renew for a one-year period upon 180 days’ written notice prior to the end of the term. In March 2021, EchoStar exercised its option to renew this lease for a one-year period ending September 2022 and amended the lease to provide the option for EchoStar to renew this lease for up to three additional years.

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

“Cost of services”

During the three months ended September 30, 2021 and 2020, we incurred $3 million and $5 million, respectively, of costs for services provided to us by EchoStar. During the nine months ended September 30, 2021 and 2020, we incurred $11 million and $15 million, respectively, of costs for services provided to us by EchoStar. These amounts are recorded in “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

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

“Cost of sales – equipment and other”

During each of the three months ended September 30, 2021 and 2020, we incurred $1 million for satellite hosting, operations and maintenance services as well as transmission of certain data.  During the nine months ended September 30, 2021 and 2020, we incurred $4 million and $3 million, respectively, for satellite hosting, operations and maintenance services as well as transmission of certain data. These amounts are recorded in “Cost of sales – equipment and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

DBSD North America Agreement. On March 9, 2012, we completed the DBSD Transaction. During the second quarter of 2011, EchoStar acquired Hughes. Prior to our acquisition of DBSD North America and EchoStar’s acquisition of Hughes, DBSD North America and HNS entered into an agreement pursuant to which HNS provides, among other things, hosting, operations and maintenance services for DBSD North America’s satellite gateway and associated ground infrastructure. This agreement generally may be terminated by us at any time for convenience.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

“Selling, general and administrative expenses”

During the three months ended September 30, 2021 and 2020, we incurred $4 million and $3 million, respectively, for selling, general and administrative expenses for services provided to us by EchoStar. During the nine months ended September 30, 2021 and 2020, we incurred $16 million and $10 million, respectively, for selling, general and administrative expenses for services provided to us by EchoStar. These amounts are recorded in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

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

In light of the Tax Sharing Agreement, among other things, and in connection with our consolidated federal income tax returns for certain tax years prior to and for the year of the Spin-off, during the third quarter of 2013, we and EchoStar agreed upon a supplemental allocation of the tax benefits arising from certain tax items resolved in the course of the IRS’ examination of these consolidated tax returns. As a result, we agreed to pay EchoStar $80 million of the tax benefit we received or will receive. This resulted in a reduction of our recorded unrecognized tax benefits and this amount was reclassified to a long-term payable to EchoStar within “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets during the third quarter of 2013. Any payment to EchoStar, including accrued interest, will be made at such time as EchoStar would have otherwise been able to realize such tax benefit.

In addition, during the third quarter of 2013, we and EchoStar agreed upon a tax sharing arrangement for filing certain combined state income tax returns and a method of allocating the respective tax liabilities between us and EchoStar for such combined returns, through the taxable period ending on December 31, 2017 (the “State Tax Arrangement”). During the third quarter of 2018, we and EchoStar amended the Tax Sharing Agreement and the 2013 agreements (the “Amendment”).

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

Hughes Broadband Master Services Agreement.  In March 2017, DISH Network L.L.C. (“DNLLC”) and HNS entered into the MSA pursuant to which DNLLC, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders for the Hughes broadband satellite service and related equipment; and (ii) installs Hughes service equipment with respect to activations generated by DNLLC.  Under the MSA, HNS will make certain payments to DNLLC for each Hughes service activation generated, and installation performed, by DNLLC.  Payments from HNS for services provided are recorded in “Service revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). For the three months ended September 30, 2021 and 2020, these payments were $2 million and $4 million, respectively. For the nine months ended September 30, 2021 and 2020, these payments were $6 million and $13 million, respectively. The MSA has an initial term of five years with automatic renewal for successive one-year terms.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

After the first anniversary of the MSA, either party has the ability to terminate the MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party.  Upon expiration or termination of the MSA, HNS will continue to provide the Hughes service to subscribers and make certain payments to DNLLC pursuant to the terms and conditions of the MSA. For the three months ended September 30, 2021 and 2020, we purchased broadband equipment from HNS of $1 million and $4 million, respectively, under the MSA. For the nine months ended September 30, 2021 and 2020, we purchased broadband equipment from HNS of $4 million and $11 million, respectively, under the MSA.

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

The table below summarizes our transactions with NagraStar:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$11,451	$14,073	$35,124	$41,424

	As of
	September 30,	December 31,
	2021	2020

	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$7,588	$9,038
Commitments to NagraStar	$5,980	$3,260

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

The table below summarizes our transactions with Dish Mexico:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(In thousands)
Sales:
Satellite capacity	$5,866	$5,462	$17,597	$16,387
Uplink services	1,255	1,207	3,700	3,876
Total	$7,121	$6,669	$21,297	$20,263

	As of
	September 30,	December 31,
	2021	2020

	(In thousands)
Amounts Receivable:
Amounts receivable from Dish Mexico	$12,201	$17,029

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

We entered into a similar agreement with American Tower on March 15, 2021 and have also entered into agreements with a number of other tower providers.  We have also entered into multiple long-term agreements with vendors including, among others, Amazon, Dell, Fujitsu, Palo Alto and VMware for cloud computing service, radios, software, network security, and other services related to our 5G Network Deployment. We currently have over 35 markets under construction, including Las Vegas, Nevada, and also commenced the initial launch of consumer beta service in Las Vegas.

Recent Developments

COVID-19 Update

A novel strain of coronavirus which causes the disease COVID-19 has resulted in a worldwide pandemic.  COVID-19 has surfaced in nearly all regions around the world and resulted in global travel restrictions and business slowdowns or shutdowns.  The COVID-19 pandemic has also created unanticipated circumstances and uncertainty, disruption, and significant volatility in the economic environment generally, which have adversely affected, and may continue to adversely affect, our business operations and could materially and adversely affect our business, financial condition and results of operations.  As the COVID-19 pandemic continues, many of our subscribers are impacted by recommendations and/or mandates from federal, state, and local authorities to practice social distancing, to refrain from gathering in groups and, in some areas, to refrain from non-essential movements outside of their homes. While certain government regulations and/or mandates have eased, or are expected to ease in 2021 and COVID-19 vaccines have become broadly available in certain areas, governmental authorities are continuing to monitor the situation and take various actions in an effort to slow or prevent an increase in the spread of COVID-19. COVID-19 continues to impact our business during 2021, in particular in the following areas:

●	In response to the outbreak and business disruption, first and foremost, we have prioritized the health and safety of our employees. We have implemented increased health and safety practices including, increased use of personal protective equipment for employees to protect them and our subscribers, and temperature checks at certain locations.

●	Our DISH TV and Retail Wireless businesses have been and may be further impacted by: (i) government recommendations and/or mandates for commercial establishments to operate at reduced capacity; and (ii) reduced in person selling opportunities due to subscriber preferences and actions as well as government restrictions.

●	Our supply chain has been impacted by COVID-19, and there have been and could be additional significant and unanticipated interruptions and/or delays in the supply of materials and/or equipment across our supply chain, due to, among other things, surges in COVID-19. Moreover, the recent surges in COVID-19 cases in areas outside the United States and the stringent lockdowns implemented in response to such surges are causing interruptions and/or delays that are adversely impacting, among other things, the software, hardware and testing related to our 5G Network Deployment. In addition, during 2021 there have been worldwide interruptions and delays in the supply of electronic components including semi-conductors, which have negatively impacted our ability to obtain set-top boxes, wireless devices and wireless network equipment. Furthermore, we may not be able to diversify sources of supply in a timely manner to mitigate these interruptions and/or delays. These interruptions and/or delays in our supply chain could have a material adverse effect on our business, including our Pay-TV and Retail Wireless operations, our ability to meet our build-out requirement deadlines for our wireless spectrum licenses and our 5G Network Deployment generally.

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

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Service revenue. “Service revenue” consists principally of Pay-TV and wireless subscriber revenue. Certain of the amounts included in “Service revenue” are not recurring on a monthly basis.

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

Earnings before interest, taxes, depreciation and amortization (“EBITDA”). EBITDA is defined as “Net income (loss) attributable to DISH Network” plus “Interest expense, net of amounts capitalized” and net of “Interest income,” “Income tax (provision) benefit, net” and “Depreciation and amortization.” This “non-GAAP measure” is reconciled to “Net income (loss) attributable to DISH Network” in our discussion of “Results of Operations” below.

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

DISH TV SAC. Subscriber acquisition cost measures are commonly used by those evaluating traditional companies in the pay-TV industry.  We are not aware of any uniform standards for calculating the “average subscriber acquisition costs per new DISH TV subscriber activation,” or DISH TV SAC, and we believe presentations of pay-TV SAC may not be calculated consistently by different companies in the same or similar businesses.  Our DISH TV SAC is calculated using all costs of acquiring DISH TV subscribers (e.g., subsidized equipment, advertising, installation, commissions and direct sales, etc.) which are included in “Selling, general and administrative expenses,” plus capitalized payments made under certain sales incentive programs and the value of equipment capitalized under our lease program for new DISH TV subscribers, divided by gross new DISH TV subscriber activations. We include all new DISH TV subscribers in our calculation, including DISH TV subscribers added with little or no subscriber acquisition costs.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Segments

Business Segments

We currently operate two primary business segments: (1) Pay-TV; and (2) Wireless. Our Wireless segment consists of two business units, the Retail Wireless business unit and 5G Network Deployment business unit. Revenue and operating income (loss) by segment are shown in the table below:

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020.

	For the Three Months Ended
	September 30,		Variance
	2021	2020	Amount	%

	(In thousands)
Revenue:
Pay-TV	$3,220,128	$3,190,664	$29,464	0.9
Wireless	1,230,072	1,341,512	(111,440)	(8.3)
Eliminations	(565)	(585)	20	3.4
Total revenue	$4,449,635	$4,531,591	$(81,956)	(1.8)

Operating income (loss):
Pay-TV	$699,730	$803,817	$(104,087)	(12.9)
Wireless	17,975	7,431	10,544	*
Total operating income (loss)	$717,705	$811,248	$(93,543)	(11.5)

*Percentage is not meaningful

Total revenue. Our consolidated revenue totaled $4.450 billion for the three months ended September 30, 2021, a decrease of $82 million or 1.8% compared to the same period in 2020. The net decrease primarily resulted from the decrease in revenue from our Wireless segment, partially offset by an increase in revenue from our Pay-TV segment.

Total operating income (loss). Our consolidated operating income totaled $718 million for the three months ended September 30, 2021, a decrease of $94 million compared to the same period in 2020. The net change primarily resulted from a decrease in the operating income from our Pay-TV segment, partially offset by an increase in operating income from our Retail Wireless business unit.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020.

	For the Nine Months Ended
	September 30,		Variance
	2021	2020	Amount	%

	(In thousands)
Revenue:
Pay-TV	$9,676,487	$9,595,131	$81,356	0.8
Wireless	3,761,834	1,343,893	2,417,941	*
Eliminations	(3,873)	(2,954)	(919)	(31.1)
Total revenue	$13,434,448	$10,936,070	$2,498,378	22.8

Operating income (loss):
Pay-TV	$2,299,387	$2,040,970	$258,417	12.7
Wireless	189,632	(447,994)	637,626	*
Total operating income (loss)	$2,489,019	$1,592,976	$896,043	56.2

*Percentage is not meaningful

Total revenue. Our consolidated revenue totaled $13.434 billion for the nine months ended September 30, 2021, an increase of $2.498 billion or 22.8% compared to the same period in 2020. The increase primarily resulted from the completion of the Boost Mobile Acquisition on July 1, 2021.

Total operating income (loss). Our consolidated operating income totaled $2.489 billion for the nine months ended September 30, 2021, an increase of $896 million compared to the same period in 2020. The change primarily resulted from an increase in the operating income from our Pay-TV segment and the completion of the Boost Mobile Acquisition on July 1, 2020. The nine months ended September 30, 2020 was negatively impacted by operating losses associated with our 5G Network Deployment business unit, principally related to an “Impairment of long-lived assets” of $356 million. See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV Segment

We offer Pay-TV services under the DISH® brand and the SLING® brand. As of September 30, 2021, we had 10.980 million Pay-TV subscribers in the United States, including 8.424 million DISH TV subscribers and 2.556 million SLING TV subscribers.

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

Furthermore, our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate may be negatively impacted if we are unable to renew our long-term programming carriage contracts before they expire. In the past, our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers. On October 6, 2021, Tegna Inc. (“Tegna”) removed its channels from our DISH TV programming lineup in 53 markets, after we and Tegna were unable to negotiate the terms and conditions of a new programming carriage contract. As a result, there can be no assurance that the removal of these or other channels will not have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business. In addition, we cannot predict with any certainty the impact to our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate resulting from additional programming interruptions or threatened programming interruptions that may occur in the future. As a result, we may at times suffer from periods of lower net Pay-TV subscriber additions or higher net Pay-TV subscriber losses.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – PAY-TV Segment

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020.

	For the Three Months Ended September 30,		Variance
Statements of Operations Data	2021	2020	Amount	%

	(In thousands)
Revenue:
Service revenue	$3,175,193	$3,139,575	$35,618	1.1
Equipment sales and other revenue	44,935	51,089	(6,154)	(12.0)
Total revenue	3,220,128	3,190,664	29,464	0.9

Costs and expenses:
Cost of services	1,955,608	1,822,440	133,168	7.3
% of Service revenue	61.6%	58.0%
Cost of sales - equipment and other	28,610	31,044	(2,434)	(7.8)
Selling, general and administrative expenses	400,750	381,116	19,634	5.2
% of Total revenue	12.4%	11.9%
Depreciation and amortization	135,430	152,247	(16,817)	(11.0)
Total costs and expenses	2,520,398	2,386,847	133,551	5.6

Operating income (loss)	$699,730	$803,817	$(104,087)	(12.9)

Other data:
Pay-TV subscribers, as of period end (in millions) **	10.980	11.423	(0.443)	(3.9)
DISH TV subscribers, as of period end (in millions) **	8.424	8.965	(0.541)	(6.0)
SLING TV subscribers, as of period end (in millions)	2.556	2.458	0.098	4.0
Pay-TV subscriber additions (losses), net (in millions)	(0.013)	0.116	(0.129)	*
DISH TV subscriber additions (losses), net (in millions)	(0.130)	(0.087)	(0.043)	(49.4)
SLING TV subscriber additions (losses), net (in millions)	0.117	0.203	(0.086)	(42.4)
Pay-TV ARPU	$96.31	$91.79	$4.52	4.9
DISH TV subscriber additions, gross (in millions)	0.224	0.292	(0.068)	(23.3)
DISH TV churn rate	1.39%	1.41%	(0.02)%	(1.4)
DISH TV SAC	$824	$864	$(40)	(4.6)
Purchases of property and equipment	35,081	90,948	(55,867)	(61.4)
OIBDA	$835,160	$956,064	$(120,904)	(12.6)

* Percentage is not meaningful.

**During the first quarter of 2020, we removed approximately 250,000 subscribers representing commercial accounts impacted by COVID-19 from our ending Pay-TV subscriber count.  During the second, third and fourth quarters of 2020, 45,000, 35,000 and zero, respectively, of these subscribers came off pause or had temporary rate relief end and were added to our Pay-TV subscriber count during the periods they returned in 2020, and 17,000, 5,000 and 47,000, respectively, of these subscribers disconnected. During the three months ended March 31, 2021, the remaining commercial accounts representing 101,000 subscribers disconnected. The effect of the removal of the 250,000 subscribers, the addition of these 80,000 subscribers and disconnect of 170,000 subscribers was excluded from the calculation of our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions/losses and Pay-TV churn rate.  See “Results of Operations – Pay-TV subscribers” for further information.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 130,000 net DISH TV subscribers during the three months ended September 30, 2021 compared to the loss of approximately 87,000 net DISH TV subscribers during the same period in 2020. This increase in net DISH TV subscriber losses primarily resulted from lower gross new DISH TV subscriber activations, partially offset by a lower DISH TV churn rate.

SLING TV subscribers. We added approximately 117,000 net SLING TV subscribers during the three months ended September 30, 2021 compared to the addition of approximately 203,000 net SLING TV subscribers during the same period in 2020. The decrease in net SLING TV subscriber additions was primarily related to higher subscriber disconnects, partially offset by higher Sling TV subscriber activations. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers. The three months ended September 30, 2020 was negatively impacted by delays and cancellations of sporting events as a result of COVID-19.

DISH TV subscribers, gross. During the three months ended September 30, 2021, we activated approximately 224,000 gross new DISH TV subscribers compared to approximately 292,000 gross new DISH TV subscribers during the same period in 2020, a decrease of 23.3%. This decrease in our gross new DISH TV subscriber activations was primarily related to the lack of demand, as well as increased competitive pressures, including aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, live-linear OTT service providers, direct-to-consumer offerings by certain of our programmers, and channel removals. In addition, our gross new DISH TV subscriber activations continue to be negatively impacted by stricter customer acquisition policies for our DISH TV subscribers, including an emphasis on acquiring higher quality subscribers. Furthermore, we continue to assess the impact of COVID-19 and cannot predict with certainty the impact to our gross new DISH TV subscribers as a result of, among other things, lower discretionary spending and reduced ability to perform our in-home service operations due to the impact of social distancing.

DISH TV churn rate. Our DISH TV churn rate for the three months ended September 30, 2021 was 1.39% compared to 1.41% for the same period in 2020. Our DISH TV churn rate for the three months ended September 30, 2021 continues to be positively impacted by COVID-19 and the resulting increased consumption of our Pay-TV services. We continue to assess the impact of COVID-19 and cannot predict with certainty the impact to our DISH TV churn rate as a result of, among other things, lower discretionary spending and reduced ability to perform our in-home service operations due to the impact of social distancing. Our DISH TV churn rate was positively impacted by our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Beginning in March 2020, several federal, state, and local government agencies implemented recommendations, guidelines, and orders regarding “social distancing” in an attempt to slow or stop the spread of COVID-19. As a result of these actions, many bars, restaurants, and other commercial establishments were ordered to and in certain cases continue to be recommended and/or ordered to suspend all non-essential “in-person” business operations and/or operate at reduced capacity. In addition, airlines and hotels significantly reduced operations as a result of government actions and/or related lower consumer demand. In an effort to avoid charging commercial customers for services in their establishments which were no longer open to the public, we paused service or provided temporary rate relief for certain of those commercial accounts. For certain commercial accounts, each subscription is counted as one Pay-TV subscriber. For other commercial accounts, as discussed above, we divide our total revenue for these commercial accounts by $34.99, and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our Pay-TV subscriber count. During the first quarter of 2020, we removed 250,000 subscribers from our ending Pay-TV subscriber count for commercial accounts we placed on pause, or received reduced revenue, or for which we anticipate the account to disconnect due to COVID-19. During the second, third and fourth quarters of 2020, 45,000, 35,000 and zero, respectively, of these subscribers came off pause or had temporary rate relief end and 17,000, 5,000 and 47,000, respectively, of these subscribers disconnected. We did not incur any significant expenses in connection with the return of the 80,000 commercial accounts and accordingly, those commercial accounts were added to our ending subscriber count during the periods they returned in 2020 and were not recorded as gross new Pay-TV subscriber activations. During the first quarter of 2021, the remaining commercial accounts representing 101,000 subscribers disconnected.

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

Service revenue. “Service revenue” totaled $3.175 billion for the three months ended September 30, 2021, an increase of $36 million or 1.1% compared to the same period in 2020. The increase in “Service revenue” compared to the same period in 2020 was primarily related to an increase in Pay-TV ARPU, discussed below, partially offset by a lower average Pay-TV subscriber base.

Pay-TV ARPU. Pay-TV ARPU was $96.31 during the three months ended September 30, 2021 versus $91.79 during the same period in 2020. The $4.52 or 4.9% increase in Pay-TV ARPU was primarily attributable to the DISH TV programming package price increases in the first quarter of 2021 and 2020, the SLING TV programming package price increases in the first quarter of 2021 and 2020, partially offset by an increase in SLING TV subscribers as a percentage of our total Pay-TV subscriber base. SLING TV subscribers on average purchase lower priced programming services than DISH TV subscribers, and therefore, the increase in SLING TV subscribers as a percentage of our total Pay-TV subscriber base had a negative impact on Pay-TV ARPU.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Cost of services. “Cost of services” totaled $1.956 billion during the three months ended September 30, 2021, an increase of $133 million or 7.3% compared to the same period in 2020. The increase in “Cost of services” was primarily attributable to higher programming costs per subscriber, partially offset by a lower average Pay-TV subscriber base. Programming costs per subscriber increased during the three months ended September 30, 2021 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. Furthermore, programming costs per subscriber were lower during the three months ended September 30, 2020 due to multiple one-time programming adjustments. “Cost of services” represented 61.6% and 58.0% of “Service revenue” during the three months ended September 30, 2021 and 2020, respectively.

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

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $401 million during the three months ended September 30, 2021, a $20 million or 5.2% increase compared to the same period in 2020. This change was primarily driven by an increase in costs to support the Pay-TV segment.

DISH TV SAC.  DISH TV SAC was $824 during the three months ended September 30, 2021 compared to $864 during the same period in 2020, a decrease of $40 or 4.6%.  This change was primarily attributable to a decrease in hardware costs per activation and higher commercial additions compared to the same period in 2020, partially offset by an increase in advertising costs per subscriber.  The decrease in hardware costs per activation primarily resulted from lower average costs per receiver and a higher percentage of remanufactured receivers being activated on new subscriber accounts. Commercial activations historically have lower DISH TV SAC than residential activations, and therefore the increase in commercial activations have a positive impact on DISH TV SAC.

During the three months ended September 30, 2021 and 2020, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $16 million and $49 million, respectively. This decrease in capital expenditures primarily resulted from a decrease in gross new DISH TV subscriber activations and a higher percentage of remanufactured receivers being activated on new subscriber accounts.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020.

	For the Nine Months Ended September 30,		Variance
Statements of Operations Data	2021	2020	Amount	%

	(In thousands)
Revenue:
Service revenue	$9,541,602	$9,455,429	$86,173	0.9
Equipment sales and other revenue	134,885	139,702	(4,817)	(3.4)
Total revenue	9,676,487	9,595,131	81,356	0.8

Costs and expenses:
Cost of services	5,802,049	5,838,595	(36,546)	(0.6)
% of Service revenue	60.8%	61.7%
Cost of sales - equipment and other	76,549	89,881	(13,332)	(14.8)
Selling, general and administrative expenses	1,082,649	1,160,791	(78,142)	(6.7)
% of Total revenue	11.2%	12.1%
Depreciation and amortization	415,853	464,894	(49,041)	(10.5)
Total costs and expenses	7,377,100	7,554,161	(177,061)	(2.3)

Operating income (loss)	$2,299,387	$2,040,970	$258,417	12.7

Other data:
Pay-TV subscribers, as of period end (in millions) **	10.980	11.423	(0.443)	(3.9)
DISH TV subscribers, as of period end (in millions) **	8.424	8.965	(0.541)	(6.0)
SLING TV subscribers, as of period end (in millions)	2.556	2.458	0.098	4.0
Pay-TV subscriber additions (losses), net (in millions)	(0.310)	(0.393)	0.083	21.1
DISH TV subscriber additions (losses), net (in millions)	(0.392)	(0.259)	(0.133)	(51.4)
SLING TV subscriber additions (losses), net (in millions)	0.082	(0.134)	0.216	*
Pay-TV ARPU	$95.41	$90.88	$4.53	5.0
DISH TV subscriber additions, gross (in millions)	0.635	0.859	(0.224)	(26.1)
DISH TV churn rate	1.32%	1.36%	(0.04)%	(2.9)
DISH TV SAC	$834	$854	$(20)	(2.3)
Purchases of property and equipment	131,217	244,744	(113,527)	(46.4)
OIBDA	$2,715,240	$2,505,864	$209,376	8.4

* Percentage is not meaningful.

**During the first quarter of 2020, we removed approximately 250,000 subscribers representing commercial accounts impacted by COVID-19 from our ending Pay-TV subscriber count.  During the second, third and fourth quarters of 2020, 45,000, 35,000 and zero, respectively, of these subscribers came off pause or had temporary rate relief end and were added to our Pay-TV subscriber count during the periods they returned in 2020, and 17,000, 5,000 and 47,000, respectively, of these subscribers disconnected. During the three months ended March 31, 2021, the remaining commercial accounts representing 101,000 subscribers disconnected. The effect of the removal of the 250,000 subscribers, the addition of these 80,000 subscribers and disconnect of 170,000 subscribers was excluded from the calculation of our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions/losses and Pay-TV churn rate.  See “Results of Operations – Pay-TV subscribers” for further information.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 392,000 net DISH TV subscribers during the nine months ended September 30, 2021 compared to the loss of approximately 259,000 net DISH TV subscribers during the same period in 2020. This increase in net DISH TV subscriber losses primarily resulted from lower gross new DISH TV subscriber activations, offset by a lower DISH TV churn rate.

SLING TV subscribers. We added approximately 82,000 net SLING TV subscribers during the nine months ended September 30, 2021 compared to the loss of approximately 134,000 net SLING TV subscribers during the same period in 2020. The increase in net SLING TV subscribers was primarily related to higher SLING TV subscriber activations. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers. The nine months ended September 30, 2020 was negatively impacted by delays and cancellations of sporting events as a result of COVID-19.

DISH TV subscribers, gross. During the nine months ended September 30, 2021, we activated approximately 635,000 gross new DISH TV subscribers compared to approximately 859,000 gross new DISH TV subscribers during the same period in 2020, a decrease of 26.1%. This decrease in our gross new DISH TV subscriber activations was primarily related to the lack of demand, as well as increased competitive pressures, including aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, live-linear OTT service providers, direct-to-consumer offerings by certain of our programmers, and channel removals. In addition, our gross new DISH TV subscriber activations continue to be negatively impacted by stricter customer acquisition policies for our DISH TV subscribers, including an emphasis on acquiring higher quality subscribers. Furthermore, we continue to assess the impact of COVID-19 and cannot predict with certainty the impact to our gross new DISH TV subscribers as a result of, among other things, lower discretionary spending and reduced ability to perform our in-home service operations due to the impact of social distancing.

DISH TV churn rate. Our DISH TV churn rate for the nine months ended September 30, 2021 was 1.32% compared to 1.36% for the same period in 2020. This decrease primarily resulted from the impact of COVID-19 beginning in the second quarter of 2020, including, among other things, the recommendations and/or mandates from federal, state, and local authorities that customers refrain from non-essential movements outside of their homes and the resulting increased consumption of our Pay-TV services. In addition, COVID-19 had an impact on competitive pressures due to, among other things, a reduction in customers’ willingness to allow competitors’ technicians into their homes. We continue to assess the impact of COVID-19 and cannot predict with certainty the impact to our DISH TV churn rate as a result of, among other things, lower discretionary spending and reduced ability to perform our in-home service operations due to the impact of social distancing. Our DISH TV churn rate was positively impacted by our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Beginning in March 2020, several federal, state, and local government agencies implemented recommendations, guidelines, and orders regarding “social distancing” in an attempt to slow or stop the spread of COVID-19. As a result of these actions, many bars, restaurants, and other commercial establishments were ordered to and in certain cases continue to be recommended and/or ordered to suspend all non-essential “in-person” business operations and/or operate at reduced capacity. In addition, airlines and hotels significantly reduced operations as a result of government actions and/or related lower consumer demand. In an effort to avoid charging commercial customers for services in their establishments which were no longer open to the public, we paused service or provided temporary rate relief for certain of those commercial accounts. For certain commercial accounts, each subscription is counted as one Pay-TV subscriber. For other commercial accounts, as discussed above, we divide our total revenue for these commercial accounts by $34.99, and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our Pay-TV subscriber count. During the first quarter of 2020, we removed 250,000 subscribers from our ending Pay-TV subscriber count for commercial accounts we placed on pause, or received reduced revenue, or for which we anticipate the account to disconnect due to COVID-19. During the second, third and fourth quarters of 2020, 45,000, 35,000 and zero, respectively, of these subscribers came off pause or had temporary rate relief end and 17,000, 5,000 and 47,000, respectively, of these subscribers disconnected. We did not incur any significant expenses in connection with the return of the 80,000 commercial accounts and accordingly, those commercial accounts were added to our ending subscriber count during the periods they returned in 2020 and were not recorded as gross new Pay-TV subscriber activations. During the first quarter of 2021, the remaining commercial accounts representing 101,000 subscribers disconnected.

Service revenue. “Service revenue” totaled $9.542 billion for the nine months ended September 30, 2021, an increase of $86 million or 0.9% compared to the same period in 2020. The increase in “Service revenue” compared to the same period in 2020 was primarily related to an increase in Pay-TV ARPU, discussed below, partially offset by a lower average Pay-TV subscriber base.

Pay-TV ARPU. Pay-TV ARPU was $95.41 during the nine months ended September 30, 2021 versus $90.88 during the same period in 2020. The $4.53 or 5.0% increase in Pay-TV ARPU was primarily attributable to the DISH TV programming package price increases in the first quarter of 2021 and 2020, and the SLING TV programming package price increases in the first quarter of 2021 and 2020, partially offset by an increase in SLING TV subscribers as a percentage of our total Pay-TV subscriber base. SLING TV subscribers on average purchase lower priced programming services than DISH TV subscribers, and therefore, the increase in SLING TV subscribers as a percentage of our total Pay-TV subscriber base had a negative impact on Pay-TV ARPU.

Cost of services. “Cost of services” totaled $5.802 billion during the nine months ended September 30, 2021, a decrease of $37 million or 0.6% compared to the same period in 2020. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base and a decrease in variable and retention costs per subscriber, partially offset by higher programming costs per subscriber. Variable and retention costs per subscriber decreased due to, among other things, increased operational efficiencies, including a focused set of staffing reductions in 2020. Programming costs per subscriber increased during the nine months ended September 30, 2021 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. Furthermore, programming costs per subscriber were lower during the three months ended September 30, 2020 due to multiple one-time programming adjustments. “Cost of services” represented 60.8% and 61.7% of “Service revenue” during the nine months ended September 30, 2021 and 2020, respectively.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $1.083 billion during the nine months ended September 30, 2021, a $78 million or 6.7% decrease compared to the same period in 2020. This change was primarily driven by a decrease in subscriber acquisition costs resulting from reduced marketing expenditures and fewer gross new DISH TV subscriber activations, and by cost cutting initiatives in the Pay-TV segment, including a focused set of staffing reductions in 2020.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

DISH TV SAC.  DISH TV SAC was $834 during the nine months ended September 30, 2021 compared to $854 during the same period in 2020, a decrease of $20 or 2.3%.  This change was primarily attributable to a decrease in hardware costs per activation and higher commercial additions compared to the same period in 2020, partially offset by an increase in advertising costs per subscriber.  The decrease in hardware costs per activation primarily resulted from lower average costs per receiver and a higher percentage of remanufactured receivers being activated on new subscriber accounts. Commercial activations historically have lower DISH TV SAC than residential activations, and therefore the increase in commercial activations have a positive impact on DISH TV SAC.

During the nine months ended September 30, 2021 and 2020, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $56 million and $120 million, respectively. This decrease in capital expenditures primarily resulted from a decrease in gross new DISH TV subscriber activations and a higher percentage of remanufactured receivers being activated on new subscriber accounts.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Wireless Segment

Our Wireless business segment operates in two business units, Retail Wireless and 5G Network Deployment. Revenue, operating income (loss) and purchases of property and equipment by business unit are shown in the table below:

For the Three Months Ended September 30, 2021	Retail Wireless	5G Network Deployment	Total Wireless

	(In thousands)
Total revenue	$1,216,292	$13,780	$1,230,072
Operating income (loss)	$85,079	$(67,104)	$17,975
Purchases of property and equipment	$17,913	$280,890	$298,803

For the Nine Months Ended September 30, 2021	Retail Wireless	5G Network Deployment	Total Wireless

	(In thousands)
Total revenue	$3,716,011	$45,823	$3,761,834
Operating income (loss)	$325,505	$(135,873)	$189,632
Purchases of property and equipment	$53,416	$527,322	$580,738

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

As an MVNO, today we primarily depend on T-Mobile to provide us with network services under the MNSA. In addition, on July 14, 2021, we entered into a ten-year Network Services Agreement (the “NSA”) with AT&T to provide us with network services. Under the NSA, we expect AT&T will become our primary network services provider. A substantial portion of our Retail Wireless subscribers currently receive services through T-Mobile’s CDMA Network. However, T-Mobile provided notice for the first time in October 2020 that it intends to shutdown the CDMA Network on or around January 1, 2022, which T-Mobile announced on October 22, 2021 will be extended to March 31, 2022. Both dates are significantly earlier than the July 2023 date that T-Mobile had previously communicated to regulators would be the earliest shutdown date.  In the event that a shutdown were to occur on this accelerated timeframe, our Retail Wireless operations would be disrupted by, among other things, having our subscribers potentially lose service and/or face increased costs.  A forced migration of this scale on this accelerated time frame will potentially leave well over a million low-income Boost subscribers without service.  DISH Network is working to mitigate the harms of this shutdown, including by targeted efforts and promotions directed at impacted customers; however, there can be no assurance these attempts will be successful.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

In November 2020, DISH Network sought intervention from the Antitrust Division of the United States Department of Justice (“Division”) under the Final Judgment (“FJ”) entered by Judge Kelly of the United States District Court for the District of Columbia.  On July 9, 2021, the Division issued a letter to DISH Network and T-Mobile in response to DISH Network’s request, a copy of which was attached as Exhibit 99.1 to the Form 10-Q for the quarter ended June 30, 2021.

We acquired over 9 million subscribers as a result of the Boost Mobile Acquisition, acquired over 200,000 subscribers as a result of the Ting Mobile Acquisition and acquired over 200,000 subscribers as a result of the Republic Wireless Acquisition. Our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2021 and 2020 includes the results of the Boost Mobile Acquisition from July 1, 2020, the Ting Mobile Acquisition from August 1, 2020 and the Republic Wireless Acquisition from May 1, 2021. As of September 30, 2021, we had 8.774 million retail wireless subscribers.

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

Primary competitors to our Retail Wireless business unit include, but are not limited to, Metro PCS (owned by T-Mobile), Cricket Wireless (owned by AT&T), Visible (owned by Verizon), Tracfone Wireless and other MVNOs such as Consumer Cellular and Mint Mobile. Verizon announced its pending acquisition of Tracfone Wireless in September 2020.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

We currently have over 35 markets under construction, including Las Vegas, Nevada, and also commenced the initial launch of consumer beta service in Las Vegas.

Prior to starting our 5G Network Deployment, we notified the FCC in March 2017 that we planned to deploy a narrowband IoT network on certain of these wireless licenses, which we expected to complete by March 2020, with subsequent phases to be completed thereafter.  In light of, among other things, certain developments related to the Sprint/T-Mobile merger, during the first quarter of 2020, we determined that the revision of certain of our build-out deadlines was probable and, therefore, we no longer intended to complete our narrowband IoT deployment.

The FCC issued an Order effectuating the build-out deadline changes contemplated above on September 11, 2020.  During the first quarter of 2020, we impaired certain assets that would not be utilized in our 5G Network Deployment, resulting in a $253 million non-cash impairment charge in “Impairment of long-lived assets” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Wireless Segment – Retail Wireless Business Unit

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020.

	For the Three Months Ended September 30,		Variance
Statements of Operations Data	2021	2020	Amount	%

	(In thousands)
Revenue:
Service revenue	$1,038,042	$1,082,570	$(44,528)	(4.1)
Equipment sales and other revenue	178,250	255,597	(77,347)	(30.3)
Total revenue	1,216,292	1,338,167	(121,875)	(9.1)

Costs and expenses:
Cost of services	611,607	666,534	(54,927)	(8.2)
% of Service revenue	58.9%	61.6%
Cost of sales - equipment and other	321,712	481,121	(159,409)	(33.1)
Selling, general and administrative expenses	161,537	111,566	49,971	44.8
% of Total revenue	13.3%	8.3%
Depreciation and amortization	36,357	44,037	(7,680)	(17.4)
Total costs and expenses	1,131,213	1,303,258	(172,045)	(13.2)

Operating income (loss)	$85,079	$34,909	$50,170	*

Other data:
Wireless subscribers, as of period end (in millions)	8.774	9.418	(0.644)	(6.8)
Wireless subscriber additions, gross (in millions)	1.098	1.104	(0.006)	(0.5)
Wireless subscriber additions (losses), net (in millions)	(0.121)	(0.212)	0.091	42.9
Wireless ARPU	$39.25	$38.17	$1.08	2.8
Wireless churn rate	4.61%	4.64%	(0.03)%	(0.6)
OIBDA	$121,436	$78,946	$42,490	53.8

* Percentage is not meaningful.

The results of the Boost Mobile Acquisition from July 1, 2020, the Ting Mobile Acquisition from August 1, 2020 and the Republic Wireless Acquisition from May 1, 2021 are included in our Retail Wireless business unit. During the third quarter of 2020, we added over 9 million wireless subscribers as a result of the Boost Mobile Acquisition and the Ting Mobile Acquisition. During the second quarter of 2021, we acquired over 200,000 subscribers as a result of the Republic Wireless Acquisition. We are currently in the process of integrating our retail wireless operations and have made and continue to make targeted changes to our marketing, sales, and operations to further enhance our profitability.

Wireless subscribers. We lost approximately 121,000 net Wireless subscribers during the three months ended September 30, 2021 compared to the loss of approximately 212,000 net Wireless subscribers during the same period in 2020. This decrease in net Wireless subscriber losses primarily resulted from operational changes and ongoing optimizations to the existing business during 2021 and 2020. In addition, our net Wireless subscribers continue to be negatively impacted by competitive pressures and wireless device shortages. Furthermore, our net Wireless subscribers have been negatively impacted by T-Mobile’s intention to shutdown the CDMA Network significantly earlier than the July 2023 date that T-Mobile had previously communicated to regulators would be the earliest shutdown date.

Service revenue. “Service revenue” totaled $1.038 billion for the three months ended September 30, 2021, a decrease of $45 million or 4.1% compared to the same period in 2020. The decrease in “Service revenue” compared to the same period in 2020 was primarily related to a lower average Wireless subscriber base, partially offset by an increase in Wireless ARPU.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $178 million for the three months ended September 30, 2021, a decrease of $77 million or 30.3% compared to the same period in 2020. The decrease in “Equipment sales and other revenue” compared to the same period in 2020 was primarily related to a decrease in the volume of equipment shipped.

Cost of services. “Cost of services” totaled $612 million for the three months ended September 30, 2021, a decrease of $55 million or 8.2% compared to the same period in 2020. The decrease in “Cost of services” was primarily attributable to a lower average Wireless subscriber base.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $322 million for the three months ended September 30, 2021, a decrease of $159 million or 33.1% compared to the same period in 2020. The decrease in “Cost of sales – equipment and other” was primarily related to a decrease in the volume of equipment shipped.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020.

	For the Nine Months Ended September 30,		Variance
Statements of Operations Data	2021	2020	Amount	%

	(In thousands)
Revenue:
Service revenue	$3,136,016	$1,082,570	$2,053,446	*
Equipment sales and other revenue	579,995	255,597	324,398	*
Total revenue	3,716,011	1,338,167	2,377,844	*

Costs and expenses:
Cost of services	1,838,996	666,534	1,172,462	*
% of Service revenue	58.6%	61.6%
Cost of sales - equipment and other	1,026,446	481,122	545,324	*
Selling, general and administrative expenses	399,498	127,180	272,318	*
% of Total revenue	10.8%	9.5%
Depreciation and amortization	125,566	44,037	81,529	*
Total costs and expenses	3,390,506	1,318,873	2,071,633	*

Operating income (loss)	$325,505	$19,294	$306,211	*

Other data:
Wireless subscribers, as of period end (in millions)	8.774	9.418	(0.644)	(6.8)
Wireless subscriber additions, gross (in millions)	3.094	1.104	1.990	*
Wireless subscriber additions (losses), net (in millions)	(0.483)	(0.212)	(0.271)	*
Wireless ARPU	$39.08	$38.17	$0.91	2.4
Wireless churn rate	4.61%	4.64%	(0.03)%	(0.6)
OIBDA	$451,071	$63,331	$387,740	*

* Percentage is not meaningful.

The results of the Boost Mobile Acquisition from July 1, 2020, the Ting Mobile Acquisition from August 1, 2020 and the Republic Wireless Acquisition from May 1, 2021 are included in our Retail Wireless business unit. During the third quarter of 2020, we added over 9 million wireless subscribers as a result of the Boost Mobile Acquisition and the Ting Mobile Acquisition. During the second quarter of 2021, we acquired over 200,000 subscribers as a result of the Republic Wireless Acquisition. We are currently in the process of integrating our retail wireless operations and have made and continue to make targeted changes to our marketing, sales, and operations to further enhance our profitability. We lost 483,000 net wireless subscribers for the nine months ended September 30, 2021, primarily as a result of these operational changes, competitive pressures, ongoing optimizations to the existing business and wireless device shortages. Our current results of operations are not necessarily indicative of future results, in part based on the ongoing integration and operational changes we are currently implementing. In addition, we have and continue to face increased competitive pressures, including aggressive competitor marketing, service promotions and deeper wireless device subsidies.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Wireless Segment – 5G Network Deployment Business Unit

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020.

	For the Three Months Ended September 30,		Variance
Statements of Operations Data	2021	2020	Amount	%

	(In thousands)
Revenue:
Equipment sales and other revenue	$13,780	$3,345	$10,435	*
Total revenue	13,780	3,345	10,435	*

Costs and expenses:
Cost of sales - equipment and other	30,388	3,478	26,910	*
Selling, general and administrative expenses	44,992	24,546	20,446	83.3
Depreciation and amortization	5,504	2,799	2,705	96.6
Total costs and expenses	80,884	30,823	50,061	*

Operating income (loss)	$(67,104)	$(27,478)	$(39,626)	*

Other data:
Purchases of property and equipment	$280,890	$21,884	$259,006	*
OIBDA	$(61,600)	$(24,679)	$(36,921)	*

* Percentage is not meaningful.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $14 million for the three months ended September 30, 2021, an increase of $10 million compared to the same period in 2020. This increase primarily resulted from leasing a portion of our 600 MHz spectrum licenses to T-Mobile, which began on September 11, 2020. The spectrum lease with T-Mobile had an original annual value of $56 million during its 42 month term, however we expect this amount to decrease as we exercise our right to terminate individual licenses prior to the end of their term. The specific termination rights vary by license and we exercised our ability to terminate certain licenses in the first quarter of 2021 in accordance with our buildout schedule.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $30 million during the three months ended September 30, 2021, an increase of $27 million compared to the same period in 2020. The increase primarily resulted from an increase in lease expense on communication towers and costs related to our 5G Network Deployment.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $45 million during the three months ended September 30, 2021, a $20 million increase compared to the same period in 2020. This change was primarily driven by an increase in costs to support our 5G Network Deployment.

Purchases of property and equipment. “Purchases of property and equipment” totaled $281 million for the three months ended September 30, 2021, an increase of $259 million compared to the same period in 2020. Capital expenditures for the three months ended September 30, 2021 are related to our 5G Network Deployment. We anticipate expenditures for our 5G Network Deployment to increase substantially throughout the remainder of 2021 as we ramp up the build-out phase of our 5G Network Deployment.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020.

	For the Nine Months Ended September 30,		Variance
Statements of Operations Data	2021	2020	Amount	%

	(In thousands)
Revenue:
Equipment sales and other revenue	$45,823	$5,726	$40,097	*
Total revenue	45,823	5,726	40,097	*

Costs and expenses:
Cost of sales - equipment and other	51,025	15,669	35,356	*
Selling, general and administrative expenses	118,024	91,831	26,193	28.5
Depreciation and amortization	12,647	9,096	3,551	39.0
Impairment of long-lived assets	—	356,418	(356,418)	*
Total costs and expenses	181,696	473,014	(291,318)	(61.6)

Operating income (loss)	$(135,873)	$(467,288)	$331,415	70.9

Other data:
Purchases of property and equipment	$527,322	$64,805	$462,517	*
OIBDA	$(123,226)	$(458,192)	$334,966	73.1

*Percentage is not meaningful

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $46 million for the nine months ended September 30, 2021, an increase of $40 million compared to the same period in 2020. This increase primarily resulted from leasing a portion of our 600 MHz spectrum licenses to T-Mobile, which began on September 11, 2020. The spectrum lease with T-Mobile had an original annual value of $56 million during its 42 month term, however we expect this amount to decrease as we exercise our right to terminate individual licenses prior to the end of their term. The specific termination rights vary by license and we exercised our ability to terminate certain licenses in the first quarter of 2021 in accordance with our buildout schedule.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $51 million during the nine months ended September 30, 2021, an increase of $35 million compared to the same period in 2020. The increase primarily resulted from an increase in lease expense on communication towers and costs related to our 5G Network Deployment.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $118 million during the nine months ended September 30, 2021, a $26 million increase compared to the same period in 2020. This change was primarily driven by an increase in costs to support our 5G Network Deployment.

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

Purchases of property and equipment. “Purchases of property and equipment” totaled $527 million for the nine months ended September 30, 2021, an increase of $463 million compared to the same period in 2020. Capital expenditures for the nine months ended September 30, 2021 are related to our 5G Network Deployment. We anticipate expenditures for our 5G Network Deployment to increase substantially throughout the remainder of 2021 as we ramp up the build-out phase of our 5G Network Deployment.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

OTHER CONSOLIDATED RESULTS

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020.

	For the Three Months Ended September 30,		Variance
Statements of Operations Data	2021	2020	Amount	%

	(In thousands)
Operating income (loss)	$717,705	$811,248	$(93,543)	(11.5)

Other income (expense):
Interest income	2,207	1,647	560	34.0
Interest expense, net of amounts capitalized	(4,203)	6,778	(10,981)	*
Other, net	31,069	(13,200)	44,269	*
Total other income (expense)	29,073	(4,775)	33,848	*

Income (loss) before income taxes	746,778	806,473	(59,695)	(7.4)
Income tax (provision) benefit, net	(179,258)	(273,514)	94,256	34.5
Effective tax rate	24.0%	33.9%
Net income (loss)	567,520	532,959	34,561	6.5
Less: Net income (loss) attributable to noncontrolling interests, net of tax	10,478	28,360	(17,882)	(63.1)
Net income (loss) attributable to DISH Network	$557,042	$504,599	$52,443	10.4

* Percentage is not meaningful.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $4 million during the three months ended September 30, 2021, compared to income of $7 million during the same period in 2020. This change primarily related to a reversal of interest expense previously accrued on uncertain tax positions that was released during the three months ended September 30, 2020. For the three months ended September 30, 2021 and 2020, materially all of our interest expense was capitalized. See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Other, net. “Other, net” income totaled $31 million during the three months ended September 30, 2021, an increase of $44 million compared to the same period in 2020. This change primarily resulted from a favorable determination pursuant to the arbitration procedures under our APA with T-Mobile with respect to the disputed net working capital items, resulting in a gain of $39 million. See Note 5 in the Notes to our Condensed Consolidated Financial Statements for further information.

Income tax (provision) benefit, net. Our income tax provision was $179 million during the three months ended September 30, 2021, a decrease of $94 million compared to the same period in 2020. The decrease in the provision was primarily related to a decrease in “Income (loss) before income taxes” and a decrease in our effective tax rate. Our effective tax rate for the three months ended September 30, 2020 was higher due to non-recurring state tax rate changes applied to our deferred taxes as a result of the Boost Mobile Acquisition, partially offset by a benefit recognized for the carryback of net operating losses under The Coronavirus Aid Relief and Economic Security Act (the “CARES Act”).

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020.

	For the Nine Months Ended September 30,		Variance
Statements of Operations Data	2021	2020	Amount	%

	(In thousands)
Operating income (loss)	$2,489,019	$1,592,976	$896,043	56.2

Other income (expense):
Interest income	7,463	21,440	(13,977)	(65.2)
Interest expense, net of amounts capitalized	(11,901)	(20,322)	8,421	41.4
Other, net	18,598	(11,592)	30,190	*
Total other income (expense)	14,160	(10,474)	24,634	*

Income (loss) before income taxes	2,503,179	1,582,502	920,677	58.2
Income tax (provision) benefit, net	(612,645)	(469,864)	(142,781)	(30.4)
Effective tax rate	24.5%	29.7%
Net income (loss)	1,890,534	1,112,638	777,896	69.9
Less: Net income (loss) attributable to noncontrolling interests, net of tax	32,221	82,597	(50,376)	(61.0)
Net income (loss) attributable to DISH Network	$1,858,313	$1,030,041	$828,272	80.4

*Percentage is not meaningful

Interest income. “Interest income” totaled $7 million during the nine months ended September 30, 2021, a decrease of $14 million or 65.2% compared to the same period in 2020. This decrease primarily resulted from lower percentage returns earned on our cash and marketable investment securities, partially offset by higher average cash and marketable investment securities balances during the nine months ended September 30, 2021.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $12 million during the nine months ended September 30, 2021, a decrease in expense of $8 million compared to the same period in 2020 as a result of decreased interest expense not eligible for capitalization. For the nine months ended September 30, 2021 and 2020, materially all of our interest expense was capitalized. See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Other, net. “Other, net” income totaled $19 million during the nine months ended September 30, 2021, an increase of $30 million compared to the same period in 2020. This change primarily resulted from a favorable determination pursuant to the arbitration procedures under our APA with T-Mobile with respect to the disputed net working capital items, resulting in a gain of $39 million, partially offset by a $9 million decrease in the fair value of our option to purchase certain of T-Mobile’s 800 MHz spectrum licenses under the Spectrum Purchase Agreement. See Note 5 in the Notes to our Condensed Consolidated Financial Statements for further information.

Income tax (provision) benefit, net. Our income tax provision was $613 million during the nine months ended September 30, 2021, an increase of $143 million compared to the same period in 2020. The increase in the provision was primarily related to an increase in “Income (loss) before income taxes,” partially offset by a decrease in our effective tax rate. Our effective tax rate for the nine months ended September 30, 2020 was higher due to non-recurring state tax rate changes applied to our deferred taxes as a result of the Boost Mobile Acquisition, partially offset by a benefit recognized for the carryback of net operating losses under the CARES Act.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(In thousands)
Net income (loss) attributable to DISH Network	$557,042	$504,599	$1,858,313	$1,030,041
Interest, net	1,996	(8,425)	4,438	(1,118)
Income tax provision (benefit), net	179,258	273,514	612,645	469,864
Depreciation and amortization	177,291	199,083	554,066	518,027
Consolidated EBITDA	$915,587	$968,771	$3,029,462	$2,016,814

The changes in Consolidated EBITDA during the three and nine months ended September 30, 2021, compared to the same periods in 2020, were primarily a result of the factors described in connection with operating revenues and operating expenses, including the negative impact of “Impairment of long-lived assets” of $356 million during the nine months ended September 30, 2020.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(In thousands)
Segment operating income (loss)	$699,730	$803,817	$2,299,387	$2,040,970
Depreciation and amortization	135,430	152,247	415,853	464,894
Pay-TV OIBDA	$835,160	$956,064	$2,715,240	$2,505,864

Segment operating income (loss)	$85,079	$34,909	$325,505	$19,294
Depreciation and amortization	36,357	44,037	125,566	44,037
Retail Wireless OIBDA	$121,436	$78,946	$451,071	$63,331

Segment operating income (loss)	$(67,104)	$(27,478)	$(135,873)	$(467,288)
Depreciation and amortization	5,504	2,799	12,647	9,096
5G Network Deployment OIBDA	$(61,600)	$(24,679)	$(123,226)	$(458,192)

Consolidated operating income (loss)	$717,705	$811,248	$2,489,019	$1,592,976
Depreciation and amortization	177,291	199,083	554,066	518,027
Consolidated OIBDA	$894,996	$1,010,331	$3,043,085	$2,111,003

The changes in OIBDA during the three and nine months ended September 30, 2021, compared to the same period in 2020, were primarily a result of the factors described in connection with operating revenues and operating expenses, including the negative impact of “Impairment of long-lived assets” of $356 million during the nine months ended September 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents. See Note 6 in the Notes to our Condensed Consolidated Financial Statements for further information regarding our marketable investment securities. As of September 30, 2021, cash equivalents and current marketable investment securities totaled $5.248 billion compared to $3.733 billion as of December 31, 2020, an increase of $1.515 billion. This increase in cash, cash equivalents and current marketable investment securities primarily resulted from cash generated from operating activities of $3.260 billion, $1.490 billion in net proceeds from the issuance of our 5 1/8% Senior Notes due 2029 and a $337 million deposit refund from our participation in Auction 107. These increases were partially offset by the repurchases and redemption of our 6 3/4% Senior Notes due 2021 with an aggregate principal balance of $2.0 billion and capital expenditures of $1.389 billion (including capitalized interest related to FCC authorizations).

Cash Flow

The following discussion highlights our cash flow activities during the nine months ended September 30, 2021.

Cash flows from operating activities

For the nine months ended September 30, 2021, we reported “Net cash flows from operating activities” of $3.260 billion primarily attributable to $3.022 billion of “Net income (loss)” adjusted to exclude the non-cash items for “Depreciation and amortization” expense, “Realized and unrealized losses (gains) on investments and derivatives and other,” “Non-cash, stock-based compensation” expense, and “Deferred tax expense (benefit).” In addition, “Net cash flows from operating activities” was impacted by the timing difference between book expense and cash payments, including income taxes.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Cash flows from investing activities

For the nine months ended September 30, 2021, we reported outflows from “Net cash flows from investing activities” of $3.837 billion primarily related to $2.621 billion in net purchases of marketable investment securities and capital expenditures of $1.389 billion (including capitalized interest primarily related to FCC authorizations). The capital expenditures included $677 million of capitalized interest related to FCC authorizations, $581 million of capital expenditures for our Retail Wireless and 5G Network Deployment business units, $81 million for new and existing DISH TV subscriber equipment and $50 million of other corporate capital expenditures. These increases were partially offset by a $337 million deposit refund from our participation in Auction 107.

Cash flows from financing activities

For the nine months ended September 30, 2021, we reported outflows from “Net cash flows from financing activities” of $532 million primarily related to the repurchases and redemption of our 6 3/4% Senior Notes due 2021 with an aggregate principal balance of $2.0 billion, partially offset by $1.490 billion in net proceeds from the issuance of our 5 1/8% Senior Notes due 2029.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Nine Months Ended
	September 30,
	2021	2020

	(In thousands)
Net cash flows from operating activities	$3,259,667	$2,717,691
Purchases of property and equipment (including capitalized interest related to FCC authorizations)	(1,389,311)	(955,814)
Free cash flow	$1,870,356	$1,761,877

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

There are a number of factors that impact our future cash flow compared to the cash flow we generate at a given point in time.  The first factor is our churn rate and how successful we are at retaining our current subscribers.  To the extent we lose subscribers from our existing base, the positive cash flow from that base is correspondingly reduced.  The second factor is how successful we are at maintaining our service margins.  To the extent our “Cost of services” grow faster than our “Service revenue,” the amount of cash flow that is generated per existing subscriber is reduced.  Our Pay-TV service margins have been reduced by, among other things, a shift to lower priced Pay-TV programming packages and higher programming costs.  Our Retail Wireless service margins are impacted by our MNSA agreement with T-Mobile and the speed with which we are able to convert retail wireless subscribers onto our 5G Network once operational.  The third factor is the rate at which we acquire new subscribers.  The faster we acquire new subscribers, the more our positive ongoing cash flow from existing subscribers is offset by the negative upfront cash flow associated with acquiring new subscribers.  Conversely, the slower we acquire subscribers, the more our operating cash flow is enhanced in that period.  Finally, our future cash flow is impacted by the rate at which we complete our 5G Network Deployment, incur litigation expense, and any cash flow from financing activities.  We anticipate expenditures for our 5G Network Deployment to increase substantially during 2021 and in future periods. As a result, our current cash flow is not necessarily indicative of our future cash flows. In addition, declines in our Pay-TV subscriber base and subscriber related-margins continue to negatively impact our cash flow, and there can be no assurances that these declines will not continue.

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

Satellites

Operation of our DISH TV services requires that we have adequate satellite transmission capacity for the programming that we offer. Moreover, competitive conditions may require that we expand our offering of new programming. While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited. In the event of a failure or loss of any of our owned or leased satellites, we may need to acquire or lease additional satellite capacity or relocate one of our other satellites and use it as a replacement for the failed or lost satellite. Such a failure could result in a prolonged loss of critical programming or a significant delay in our plans to expand programming as necessary to remain competitive and cause us to expend a significant portion of our cash to acquire or lease additional satellite capacity.

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

Certain of our capital expenditures for 2021 are expected to be driven by the rate at which we deploy our 5G network as well as costs associated with subscriber premises equipment. These expenditures are necessary for the deployment of our 5G network as well as to operate and maintain our DISH TV services. Consequently, we consider them to be non-discretionary. Our capital expenditures vary depending on the number of satellites leased or under construction at any point in time and could increase materially as a result of increased competition, significant satellite failures, or economic weakness and uncertainty. Our DISH TV subscriber base has been declining and there can be no assurance that our DISH TV subscriber base will not continue to decline and that the pace of such decline will not accelerate. In the event that our DISH TV subscriber base continues to decline, it will have a material adverse long-term effect on our cash flow. In addition, the Northstar and SNR Operative Agreements, as amended, provide for, among other things, the SNR Put Right and the Northstar Put Right for a purchase price that equals the equity contribution to Northstar Spectrum and SNR HoldCo, respectively, plus a fixed annual rate of return. As of September 30, 2021, Northstar Manager’s ownership interest in Northstar Spectrum and SNR Management’s ownership interest in SNR HoldCo was $382 million, recorded as “Redeemable noncontrolling interests” on our Condensed Consolidated Balance Sheets.

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

Our 6 3/4% Senior Notes due 2021 with an aggregate principal balance of $2.0 billion were repurchased or redeemed as of June 1, 2021.

Our 5 7/8% Senior Notes due 2022 with an aggregate principal balance of $2.0 billion mature on July 15, 2022. We expect to fund this obligation from cash and marketable investment securities balances at that time.  But, depending on market conditions, we may refinance this obligation in whole or in part.

Off-Balance Sheet Arrangements

We generally do not engage in off-balance sheet financing activities.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the nine months ended September 30, 2021. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our Class A common stock from July 1, 2021 through September 30, 2021:

			Total Number of	Maximum Approximate
	Total		Shares Purchased	Dollar Value of Shares
	Number of	Average	as Part of Publicly	that May Yet be
	Shares	Price Paid	Announced	Purchased Under the
Period	Purchased	per Share	Programs	Programs (1)

	(In thousands, except share data)
July 1, 2021 - July 31, 2021	—	$—	—	$1,000,000
August 1, 2021 - August 31, 2021	—	$—	—	$1,000,000
September 1, 2021 - September 30, 2021	—	$—	—	$1,000,000
Total	—		$—	$1,000,000

(1)	On November 1, 2021, our Board of Directors authorized stock repurchases of up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2022. Purchases under our repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors. We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

Item 6.EXHIBITS

(a)	Exhibits.

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

10.1*	Network Services Agreement, dated as of July 14, 2021, by and among DISH Wireless L.L.C. and AT&T Mobility LLC.**

101*

The following materials from the Quarterly Report on Form 10-Q of DISH Network for the quarter ended September 30, 2021 filed on November 4, 2021, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document).

*	Filed herewith.
**	Certain portions of this exhibit have been omitted as the Registrant has determined (i) the omitted information is not material and (ii) is the type that the Company treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Im

DISH NETWORK CORPORATION

	By:	/s/ W. Erik Carlson
W. Erik Carlson
President and Chief Executive Officer
(Duly Authorized Officer)

	By:	/s/ Paul W. Orban
Paul W. Orban
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ James S. Allen
James S. Allen
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: November 4, 2021