Form 10-K
period 2021-12-31
DISH Network CORP
filed 2022-02-24
CIK 1001082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

As of June 30, 2021, the aggregate market value of Class A common stock held by non-affiliates of the registrant was $10.4 billion based upon the closing price of the Class A common stock as reported on the Nasdaq Global Select Market as of the close of business on the last trading day of the month.

As of February 14, 2022, the registrant’s outstanding common stock consisted of 290,571,195 shares of Class A common stock and 238,435,208 shares of Class B common stock, each $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated into this Form 10-K by reference:

Portions of the registrant’s definitive Proxy Statement to be filed in connection with its 2022 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

SUMMARY OF RISK FACTORS

COVID-19 Pandemic

●	The COVID-19 pandemic and its impact on the economic environment generally, and on us specifically, have adversely impacted our business. Furthermore, any continuation or worsening of the pandemic and economic environment could have a material adverse effect on our business, financial condition and results of operations.

Competition and Economic Risks

●	We face intense and increasing competition from providers of video, broadband and/or wireless services, which may require us to further increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.
●	Changing consumer behavior and new technologies in our Pay-TV business may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.
●	We face certain risks competing in the wireless services industry and operating a facilities-based wireless services business.
●	Our pay-TV competitors may be able to leverage their relationships with programmers to reduce their programming costs and/or offer exclusive content that will place them at a competitive advantage to us.
●	Through the MNSA and NSA, we depend primarily on T-Mobile as well as AT&T, respectively, in providing network services to our retail Wireless subscribers, and any system failure in the wireless networks, interruption in the network services (including the shutdown of T-Mobile’s CDMA Network on March 31, 2022), and/or the termination of the MNSA or NSA could negatively impact our subscriber activations, our subscriber churn rate and our subscriber base, which in turn could have a material adverse effect our business, financial condition and results of operations.

i

●	Changes in how network operators handle and charge for access to data that travels across their networks could adversely impact our Pay-TV business.
●	Economic weakness and uncertainty may adversely affect our ability to grow or maintain our business.

Operational and Service Delivery Risks

●	Any deterioration in our operational performance and subscriber satisfaction could adversely affect our business, financial condition and results of operations.
●	If our subscriber activations decrease, or if our subscriber churn rate, subscriber acquisition costs or retention costs increase, our financial performance will be adversely affected.
●	With respect to our Pay-TV business, programming expenses are increasing, which may adversely affect our future financial condition and results of operations.
●	We depend on others to provide the programming that we offer to our Pay-TV subscribers and, if we fail to obtain or lose access to certain programming, our Pay-TV subscriber activations and our subscriber churn rate may be negatively impacted.
●	We may not be able to obtain necessary retransmission consent agreements at acceptable rates, or at all, from local network stations.
●	Any failure or inadequacy of our information technology infrastructure and communications systems or those of third parties that we use in our operations, including, without limitation, those caused by cyber-attacks or other malicious activities, could disrupt or harm our business.
●	Our failure to effectively invest in, introduce, and implement new competitive products and services could cause our products and services to become obsolete and could negatively impact our business.
●	We rely on a single vendor or a limited number of vendors to provide certain key products or services to us, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.
●	We depend on independent third parties to solicit orders for our services that represent a meaningful percentage of our total gross new subscriber activations.
●	We have limited satellite capacity and failures or reduced capacity could adversely affect our business, financial condition and results of operations.
●	We may have potential conflicts of interest with EchoStar due to our common ownership and management.
●	We rely on highly skilled personnel for our business, and any inability to hire and retain key personnel or hire qualified personnel may negatively affect our business, financial condition and results of operations.

Acquisition and Capital Structure Risks

●	We have made substantial investments to acquire certain wireless spectrum licenses and other related assets, and we may be unable to realize a return on these assets.
●	We have made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses, and we may be unable to obtain a profitable return on these investments.
●	We may pursue acquisitions and other strategic transactions to complement or expand our business that may not be successful, and we may lose up to the entire value of our investment in these acquisitions and transactions.
●	We have substantial debt outstanding and may incur additional debt.
●	We may need additional capital, which may not be available on acceptable terms or at all, to continue investing in our business and to finance acquisitions and other strategic transactions.

ii

●	The conditional conversion features of our 3 3/8% Convertible Notes due 2026 (the “Convertible Notes due 2026”), our 2 3/8% Convertible Notes due 2024 (the “Convertible Notes due 2024”) and 0% Convertible Notes due 2025 (the “Convertible Notes due 2025,” and collectively with the Convertible Notes due 2026 and the Convertible Notes due 2024, the “Convertible Notes”), if triggered, may adversely affect our financial condition.
●	The convertible note hedge and warrant transactions that we entered into in connection with the offering of the Convertible Notes due 2026 may affect the value of the Convertible Notes due 2026 and our Class A common stock.
●	We are subject to counterparty risk with respect to the convertible note hedge transactions.
●	From time to time a portion of our investment portfolio may be invested in securities that have limited liquidity and may not be immediately accessible to support our financing needs.
●	We are controlled by one principal stockholder who is also our Chairman.
●	It may be difficult for a third party to acquire us, even if doing so may be beneficial to our shareholders, because of our ownership structure.

Legal and Regulatory Risks

●	Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.
●	We are, and may become, party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.
●	Our services depend on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.
●	If our internal controls are not effective, our business, stock price and investor confidence in our financial results may be adversely affected.
●	We may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).

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

Pay-TV

We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“SLING TV”). As of December 31, 2021, we had 10.707 million Pay-TV subscribers in the United States, including 8.221 million DISH TV subscribers and 2.486 million SLING TV subscribers.

Wireless – Retail Wireless

We entered the retail wireless business in 2020 as a result of the Boost Mobile Acquisition and the Ting Mobile Acquisition and we expanded the business in 2021 through the Republic Wireless Acquisition (each as defined below). See Note 6 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information. We offer nationwide prepaid and postpaid retail wireless services to subscribers under our Boost Mobile, Ting Mobile, Republic Wireless and Gen Mobile brands, as well as a competitive portfolio of wireless devices. Prepaid wireless subscribers generally pay in advance for monthly access to wireless talk, text, and data services.  Postpaid wireless subscribers are qualified to pay after receiving wireless talk, text, and data services.  We are currently operating our Retail Wireless business unit as a mobile virtual network operator (“MVNO”) while we complete our 5G Network Deployment. On July 14, 2021, we entered into a ten-year Network Services Agreement (the “NSA”) with AT&T to provide us with network services. Under the NSA, we expect AT&T will become our primary network services provider. As an MVNO, today we primarily depend on T-Mobile as well as AT&T to provide us with network services under the MNSA (as defined below) and NSA, respectively. We acquired over 9 million subscribers as a result of the Boost Mobile Acquisition, acquired over 200,000 subscribers as a result of the Ting Mobile Acquisition and acquired over 200,000 subscribers as a result of the Republic Wireless Acquisition. As of December 31, 2021, we had 8.546 million retail Wireless subscribers.

Wireless – 5G Network Deployment

We have directly invested approximately $20 billion to acquire certain wireless spectrum licenses (including the 3.45-3.55 GHz band licenses purchased in the first quarter of 2022) and made over $10 billion in non-controlling investments in certain entities, for a total of approximately $30 billion. The $30 billion of investments related to wireless spectrum licenses does not include $6 billion of capitalized interest related to the carrying value of such licenses. See Note 2 and Note 16 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information. We plan to commercialize our wireless spectrum licenses through the completion of the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G network (our “5G Network Deployment”).

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

Republic Wireless Acquisition

On May 1, 2021, we completed an asset purchase agreement with Republic Wireless Inc. (“Republic Wireless”) pursuant to which we purchased certain assets and assumed certain liabilities of Republic Wireless, including approximately 200,000 Wireless subscribers (the “Republic Wireless Acquisition”). See Note 6 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

●	Products with the Best Technology. We offer a wide selection of local and national HD programming and are a technology leader in our industry, offering award-winning DVRs (including our Hopper® whole-home HD DVR), multiple tuner receivers, 1080p and 4K video on demand and external hard drives. We offer several Sling TV services, including Sling Orange (our single-stream Sling domestic service), Sling Blue (our multi-stream Sling domestic service), Sling International, and Sling Latino, among others, as well as add-on extras, pay-per-view events and a cloud-based DVR service.

●	Outstanding Customer Service. We strive to provide outstanding customer service by improving the quality of the initial installation of subscriber equipment, improving the reliability of our equipment, better educating our customers about our products and services, and resolving customer problems promptly and effectively when they arise.

●	Great Value. We have historically been viewed as the low-cost provider in the pay-TV industry in the United States. However, today with DISH TV, we are focused on a message of Service, Value and Technology. For example, for certain new and qualifying customers, we guarantee our pricing for certain programming packages and equipment for a two-year commitment period. We also offer a differentiated customer experience with our award-winning Hopper Platform that integrates voice control powered by Google Assistant, access to apps including Netflix, Prime Video and YouTube, and the ability to watch live, recorded and On Demand content anywhere with the DISH Anywhere mobile application. As another example, our Sling Orange service and our Sling Blue service are two of the lowest priced live-linear online streaming services in the industry.

Products and Services – Pay-TV

DISH TV services. We offer a wide selection of video services under the DISH TV brand, with access to hundreds of channels depending on the level of subscription. Our standard programming packages generally include programming provided by national broadcast networks, local broadcast networks and national and regional cable networks. We also offer programming packages that include regional and specialty sports channels, premium movie channels and Latino and international programming. Our Latino and international programming packages allow subscribers to choose from over 300 channels in over 20 languages.

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

SLING TV services. Our SLING TV services require an Internet connection and are available on multiple streaming-capable devices including, among others, streaming media devices, TVs, tablets, computers, game consoles and phones. We offer SLING domestic, SLING International, and SLING Latino video programming services. We offer domestic SLING TV services as a single-stream service branded SLING Orange and a multi-stream service branded SLING Blue, which includes, among other things, the ability to stream on up to three devices simultaneously. We also offer add-on extras, pay-per-view events and a cloud-based DVR service.

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

Our Pay-TV services also face increased competition from programmers and other companies who distribute video directly to consumers over the Internet, as well as traditional satellite television providers, cable companies and large telecommunications companies that are increasing their Internet-based video offerings. We also face competition from providers of video content, many of which are providers of our programming content, that distribute content over the Internet including services with live-linear television programming, as well as single programmer offerings and offerings of large libraries of on-demand content, including in certain cases original content. These product offerings include, among others, Netflix, Hulu, Apple+, Prime Video, YouTube TV, Disney+, ESPN+, ViacomCBS, HBO Max, STARZ, Peacock, Fubo and Philo.

Significant changes in consumer behavior regarding the means by which consumers obtain video entertainment and information in response to digital media competition could have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business.

In particular, consumers have shown increased interest in viewing certain video programming in any place, at any time and/or on any broadband or internet-connected device they choose. Online content providers may cause our subscribers to disconnect our DISH TV services (“cord cutting”), downgrade to smaller, less expensive programming packages (“cord shaving”) or elect to purchase through these online content providers a certain portion of the services that they would have historically purchased from us, such as pay per view movies.

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

RETAIL WIRELESS

Business Strategy - Retail Wireless

We offer nationwide prepaid and postpaid retail wireless services to subscribers under our Boost Mobile, Ting Mobile, Republic Wireless and Gen Mobile brands, as well as a competitive portfolio of wireless devices. Prepaid wireless subscribers generally pay in advance for monthly access to wireless talk, text, and data services.  Postpaid wireless subscribers are qualified to pay after receiving wireless talk, text, and data services.  We are currently operating our Retail Wireless business unit as an MVNO while we complete our 5G Network Deployment. On July 14, 2021, we entered into a ten-year NSA with AT&T to provide us with network services. Under the NSA, we expect AT&T will become our primary network services provider.  As an MVNO, today we primarily depend on T-Mobile as well as AT&T to provide us with network services under the MNSA and NSA, respectively.

Our retail wireless business strategy is to expand our current target segments and profitably grow our subscriber base by acquiring and retaining high quality subscribers while we complete our 5G Network Deployment. We intend to acquire high quality subscribers by providing competitive offers with innovative new value-added services that better meet those subscribers’ needs and budget. We intend on retaining those subscribers through those compelling new value-added services and outstanding customer service. As we work to integrate our retail wireless brands, one of our focuses is to ensure that our Pay-TV subscribers are aware of the increased value available to them through our retail wireless brands.

Products and Services - Retail Wireless

Currently, we offer Wireless subscribers competitive consumer plans with no annual service contracts and monthly service plans including high-speed data and unlimited talk and text.

Distribution Channels - Retail Wireless

We operate in the consumer market in the United States and use, among other things, print, radio, television and Internet media, on a local and national basis to motivate potential subscribers to contact us, visit our websites or contact independent third party retailers.

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

Competition - Retail Wireless

The Boost Mobile and Gen Mobile brands operate within the prepaid wireless space and the Ting Mobile and Republic Wireless brands operate within the postpaid wireless space. Retail wireless is a mature market with moderate year-over-year organic growth. Competitors include providers who offer similar communication services, such as talk, text and data. Competitive factors within the wireless communications services industry include, but are not limited to, pricing, market saturation, service and product offerings, customer experience and service quality. We compete with a number of national wireless carriers, including Verizon, AT&T and T-Mobile, all of which are significantly larger than us, serve a significant percentage of all wireless subscribers and enjoy scale advantages compared to us. Verizon, AT&T, and T-Mobile are currently the only nationwide Mobile Network Operators (“MNOs”) in the United States.

Primary competitors to our Retail Wireless business unit include, but are not limited to, Metro PCS (owned by T-Mobile), Cricket Wireless (owned by AT&T), Visible (owned by Verizon), Tracfone Wireless (owned by Verizon), and other MVNOs such as Consumer Cellular and Mint Mobile.

5G NETWORK DEPLOYMENT

We have directly invested approximately $20 billion to acquire certain wireless spectrum licenses (including the 3.45-3.55 GHz band licenses purchased in the first quarter of 2022) and made over $10 billion in non-controlling investments in certain entities, for a total of approximately $30 billion. The $30 billion of investments related to wireless spectrum licenses does not include $6 billion of capitalized interest related to the carrying value of such licenses.  See Note 2 and Note 16 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

DISH Network Spectrum

We have directly invested approximately $20 billion to acquire certain wireless spectrum licenses (including the 3.45-3.55 GHz band licenses purchased in the first quarter of 2022). These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. We plan to commercialize our wireless spectrum licenses through the completion of the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G network (our “5G Network Deployment”). We have committed to deploy a facilities-based 5G broadband network capable of serving increasingly larger portions of the U.S. population at different deadlines, including 20% of the U.S. population by June 2022 and 70% by June 2023.  We currently have over 50 markets under construction and completed a friendly user trial, drive testing and user equipment testing in Las Vegas during the fourth quarter of 2021. Our current construction is primarily focused on markets we intend to launch by June 2022 in conjunction with the 20% population coverage requirement.  However, we have also began construction of markets we intend to launch by June of 2023 that support the 70% population coverage requirement.

We will need to make significant additional investments or partner with others to, among other things, complete our 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as we complete our 5G Network Deployment we will incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure. We may also determine that additional wireless spectrum licenses may be required to complete our 5G Network Deployment and to compete with other wireless service providers. See Note 2 and Note 16 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

As detailed below, our Pay-TV operations are subject to FCC jurisdiction, including, without limitation, the FCC’s rules for satellite licensing, placement of satellites, interference avoidance, spectrum sharing, and coordination with other satellite systems. We must comply with FCC rules promulgating public interest requirements for DBS providers, security functionality for video providers, technology standards, media ownership, carriage of cable programming, and net neutrality. In addition, the Copyright Act and the Communications Act govern our carriage of broadcast signals.

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

Our Pay-TV and Wireless operations are subject to federal, state, and international laws relating to the collection, use, retention, security, and transfer of personally identifiable information. The regulatory framework for privacy and security issues worldwide is rapidly evolving and as a result implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. Any failure by us, our suppliers, or other parties with whom we do business to comply with this documentation or with other federal, state, or international regulations could result in proceedings against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising. In the United States, these include enforcement actions in response to rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies.

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

4.5 Degree Spacing “Tweener” Satellites. The FCC has proposed to allow so-called “tweener” DBS operations – DBS satellites operating at orbital locations 4.5 degrees (half of the usual nine degrees) away from other DBS satellites. The FCC granted authorizations to EchoStar and Spectrum Five for tweener satellites at the 86.5 and 114.5 degree orbital locations, respectively. These authorizations were subsequently cancelled because the FCC determined that the licensees did not meet certain milestone requirements. Tweener operations close to our licensed orbital locations could cause harmful interference to our service and constrain our future operations. In September 2019, the FCC completed its 2006 rulemaking on the operating and service rules for tweener satellites. As a result, among other things, the FCC will now accept new applications for tweener slots, and the applicant must show that either no other U.S. DBS operations would be affected or that it has successfully coordinated with affected parties. We cannot predict whether any parties will file for tweener slots and whether we will face interference or other operational constraints as a result.

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

Satellite Competition from Additional Slots and Interference. DirecTV has obtained FCC authority to provide service to the United States from a Canadian DBS orbital slot, and we have obtained authority to provide service to the United States from a Canadian DBS orbital slot. The possibility that the FCC will allow service to the United States from additional foreign slots may permit additional competition against us from other satellite providers. It may also provide a means by which to increase our available satellite capacity in the United States. In addition, a number of administrations, such as Great Britain and the Netherlands, have requested authority to add orbital locations serving the United States close to our licensed slots. Such operations could cause harmful interference to our satellites and constrain our future operations.

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

Media Ownership Rules. Also in 2016, the broadcast industry petitioned the FCC to relax its media ownership rules, which, among other things, limit the number of commonly owned TV stations per market and restrict newspaper/broadcast cross-ownership and radio/TV cross-ownership. In November 2017, the FCC voted to: (i) eliminate the newspaper/broadcast cross-ownership rule; (ii) eliminate the radio/television cross-ownership rule; (iii) relax the local television ownership rules to eliminate certain restrictions and modify others; and (iv) eliminate the attribution rule for television joint-sales agreements (collectively, the “2017 Order”). Additionally, in December 2017, the FCC initiated a rulemaking proceeding seeking comment on changes to the national television multiple-ownership rule, including changes that could relax or eliminate the current limits that prevent entities from owning or controlling television stations that, in the aggregate, reach more than 39 percent of the television households in the country.  If the FCC were to relax or eliminate some or all of the national television multiple-ownership rule, it could increase the negotiating leverage that broadcasters hold in retransmission consent negotiations. In December 2018, the FCC initiated a rulemaking proceeding to commence its periodic review of media ownership rules. We cannot predict whether the FCC will change any of its media ownership rules or the effect that any changes to the media ownership rules could have on our future retransmission consent negotiations. In 2019, the U.S. Court of Appeals for the Third Circuit vacated the 2017 Order. Pursuant to this decision in Prometheus Radio Project v. FCC, on December 20, 2019 the FCC amended its rules to reverse the 2017 Order and reinstate the rules as they existed prior to the 2017 Order. The FCC, though, petitioned for a writ of certiorari with the Supreme Court of the United States (the “Supreme Court”) to reverse the Third Circuit’s decision. On April 1, 2021, in FCC v. Prometheus Radio Project, the Supreme Court reversed the Third Circuit, finding that “the FCC’s analysis was reasonable and reasonably explained for purposes of the APA’s deferential arbitrary and capricious standard.” On June 4, 2021, the FCC released an Order reinstating the rule changes from the 2017 Order. On the same day, the FCC also asked for public comment to refresh the record in its 2018 quadrennial proceeding reviewing its media ownership rules in light of the Supreme Court’s ruling. We cannot predict how the FCC may address media ownership issues going forward, either through the imposition of new rules or the relaxation of remaining ownership restrictions.

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

State and Local Regulation

We are also regulated by state and local authorities. While the FCC has preempted many state and local regulations that impair the installation and use of towers for wireless operations and consumer satellite dishes, our business nonetheless may be subject to state and local regulation, including, among others, zoning regulations that affect the ability to install consumer satellite antennas or build out wireless telecommunications networks.

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

The ITU also endeavors to standardize frequency allocations globally, which has led it to work on standards for terrestrial services as well as satellite operations. Combined with the work of international industry-led standards bodies such as 3GPP, these efforts could have a significant effect on the development of our wireless services.

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

Export Control Regulation

The delivery of satellites and related technical information for purposes of launch by foreign launch service providers is subject to export control and prior approval requirements. We are required to obtain import and export licenses from the United States government to receive and deliver certain components of direct-to-home satellite television systems. In addition, the delivery of satellites and the supply of certain related ground control equipment, technical services and data, and satellite communication/control services to destinations outside the United States are subject to export control and prior approval requirements from the United States government (including prohibitions on the sharing of certain satellite-related goods and services with China). There are also instances where export control regulations could apply to our wireless operations.

Regulations Governing our Wireless Operations

The FCC regulates many aspects of our wireless operations. Generally, the FCC has jurisdiction over the construction, operation, acquisition and transfer of wireless communications systems. All wireless services require use of radio frequency spectrum, the assignment and distribution of which is subject to FCC oversight. The FCC can also determine what services can be offered and how they can be offered over certain frequency bands. For more information regarding our FCC Licenses, see discussion above and Note 16 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

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

ENVIRONMENTAL REGULATIONS

We are subject to the requirements of federal, state, local and foreign environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge and waste management. We attempt to maintain compliance with all such requirements. We do not expect capital or other expenditures for environmental compliance to be material in 2022 or 2023. Environmental requirements are complex, change frequently and have become more stringent over time. Accordingly, we cannot provide assurance that these requirements will not change or become more stringent in the future in a manner that could have a material adverse effect on our business.

SEGMENT REPORTING DATA AND GEOGRAPHIC AREA DATA

For segment reporting data and principal geographic area data for 2021, 2020 and 2019, see Note 17 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

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

We had approximately 14,500 employees at December 31, 2021, most of whom were located in the United States.  We generally consider relations with our employees to be good.  Approximately 35 employees in one of our field offices have voted to have a union represent them in their employment relations with DISH Network.  We have reached a tentative deal with the union and the represented workers voted for ratifying the agreement.  We anticipate signing a collective bargaining agreement with the union in the near future to memorialize the deal.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

(furnished in accordance with Item 401(b) of Regulation S-K, pursuant to General Instruction G(3) of Form 10-K)

The following table and information below sets forth the name, age and position with DISH Network of each of our executive officers, the period during which each executive officer has served as such, and each executive officer’s business experience during the past five years:

Name	Age	Position
Charles W. Ergen	68	Chairman and Director
W. Erik Carlson	52	President, Chief Executive Officer and Director
Thomas A. Cullen	62	Executive Vice President, Corporate Development
Timothy A. Messner	47	Executive Vice President and General Counsel
Paul W. Orban	53	Executive Vice President and Chief Financial Officer
David A. Scott	48	Executive Vice President and Chief Human Resources Officer
John W. Swieringa	44	President and Chief Operating Officer - Wireless

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

W. Erik Carlson. Mr. Carlson has served as President and Chief Executive Officer since December 2017. Mr. Carlson is also a member of our Board of Directors beginning December 31, 2021. Mr. Carlson is a DISH Network veteran of more than two decades, and has held numerous roles throughout the company. Most recently, Mr. Carlson served as President and Chief Operating Officer. In this role, Mr. Carlson oversaw the company’s day-to-day operations including Human Resources, Operations and Information Technology, Media Sales, Marketing, Programming, Product Management, Acquisition and Retention, and Finance and Accounting organizations. Prior to that, Mr. Carlson managed DISH Network’s In-Home Services, Customer Service Centers, Customer Billing, and Information Technology organizations, as well as Manufacturing, which consists of equipment retrieval and refurbishment operations. Mr. Carlson also served as Senior Vice President of Retail Services and Sales where he managed the company’s indirect sales operations.

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

Paul W. Orban. Mr. Orban has served as Executive Vice President and Chief Financial Officer since July 2019 and is responsible for all aspects of DISH Network’s finance, accounting, tax, treasury, internal audit and supply chain departments.  Mr. Orban served as our Senior Vice President and Chief Accounting Officer from December 2015 to July 2019, our Senior Vice President and Corporate Controller from September 2006 to December 2015 and as our Vice President and Corporate Controller from September 2003 to September 2006. He also served as EchoStar’s Senior Vice President and Corporate Controller from 2008 to 2012 pursuant to a management services agreement between DISH Network and EchoStar. Since joining DISH Network in 1996, Mr. Orban has held various other positions of increasing responsibility in our accounting department. Prior to DISH Network, Mr. Orban was an auditor with Arthur Andersen LLP.

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

John W. Swieringa. Mr. Swieringa has served as President and Chief Operating Officer of DISH Network’s Wireless business segment since January 2022. Mr. Swieringa has responsibility for all operational aspects of DISH Network’s Wireless and Pay-TV business segments. Mr. Swieringa previously served as Executive Vice President and Chief Operating Officer since December 2017 and as Group President, Retail Wireless since July 2020 and has had responsibility for all aspects of DISH Network’s Retail Wireless business unit. Mr. Swieringa previously served as Executive Vice President, Operations from December 2015 to December 2017, as Senior Vice President and Chief Information Officer from March 2014 to December 2015 and as Vice President of Information Technology Customer Applications from March 2010 to March 2014.  Mr. Swieringa joined DISH Network in December 2007 serving in our finance department.

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

A novel strain of coronavirus which causes the disease COVID-19 has resulted in a worldwide pandemic.  COVID-19 has surfaced in nearly all regions around the world and resulted in global travel restrictions and business slowdowns or shutdowns.  The COVID-19 pandemic has also created unanticipated circumstances and uncertainty, disruption, and significant volatility in the economic environment generally, which have adversely affected, and may continue to adversely affect, our business operations and could materially and adversely affect our business, financial condition and results of operations.  As the COVID-19 pandemic continues, many of our subscribers are impacted by recommendations and/or mandates from federal, state, and local authorities to, among other things, practice social distancing and to refrain from gathering in groups. While certain government regulations and/or mandates have eased, or are expected to ease in 2022 and COVID-19 vaccines have become broadly available, governmental authorities are continuing to monitor the situation and take various actions in an effort to slow or prevent an increase in the spread of COVID-19.

These recommendations and/or mandates have created, among other things, reduced in person selling opportunities and a reduction in subscribers’ willingness to open direct mail marketing, allow our in-home technicians into their homes, and visit our retail wireless locations which has had, and will continue to have, a negative impact on our gross subscriber activations. The removal of such recommendations and/or mandates may not change subscribers’ behaviors. The future impact from the COVID-19 pandemic on our business, financial condition and results of operations is uncertain and not predictable and will depend largely on future developments, including, but not limited to, the duration and spread of the pandemic within and outside the United States, the response by all levels of government in their efforts to contain or combat the pandemic and to mitigate the economic disruptions, and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted. We cannot predict with certainty how long the COVID-19 pandemic will last, how effective vaccines may be, or what other government responses may occur.

The following risks and uncertainties related to our business, among others, could be impacted and/or exacerbated by the COVID-19 pandemic and any resulting worsening of the economic environment:

●	We have faced, and could continue to face, fewer subscriber activations as a result of the COVID-19 pandemic and the worsening of the global business and economic environment due to, among other things, the reduced ability to perform our in-home service operations due to the impact of social distancing, and reduced on-premises operations of our commercial subscribers.
●	Our revenue with respect to both our pay-TV and wireless services comes from subscribers whose spending patterns may be affected by economic weakness and uncertainty, including any economic weakness and/or uncertainty related to the COVID-19 pandemic.
●	Weakness in the capital markets, including, but not limited to, changes to interest rates, related to the COVID-19 pandemic could make it more difficult for us to satisfy our substantial long-term payment obligations, including, without limitation, payments related to our 5G Network Deployment, repayment and/or refinancing of existing indebtedness, payments related to certain litigation and other contractual obligations.
●	As a result of the COVID-19 pandemic and any resulting worsening of the global business and economic environment, we may not be able to make sufficient investments in staffing, training, information systems, and other initiatives, including in our call center, in-home service and Retail Wireless operations.
●	As a result of the COVID-19 pandemic, a large portion of the global workforce is working remotely, which could have a material adverse effect on our information technology infrastructure and communications systems, and our ability to monitor, prevent and respond to system failures and/or cyber-attacks. The capacity, reliability and security of our information technology infrastructure (including our billing systems) and communications systems, or those of third parties that we use in our operations, are important to the operation of our current business, which would be significantly disrupted in the event of a system failure or cyber-attack.

●	Our supply chain has been impacted by COVID-19, and there have been and could be additional significant and unanticipated interruptions and/or delays in the supply of materials and/or equipment across our supply chain, due to, among other things, surges in COVID-19. Moreover, the recent surges in COVID-19 cases in areas outside the United States and the stringent lockdowns implemented in response to such surges are causing interruptions and/or delays that are adversely impacting, among other things, the software, hardware and testing related to our 5G Network Deployment. In addition, there have been worldwide interruptions and delays in the supply of electronic components including, but not limited to, semi-conductors, which have negatively impacted our ability to obtain set-top boxes, wireless devices and wireless network equipment. Furthermore, we may not be able to diversify sources of supply in a timely manner to mitigate these interruptions and/or delays or find new suppliers on reasonable terms or at all. These interruptions and/or delays in our supply chain could have a material adverse effect on our business, including our Pay-TV and Retail Wireless operations, our ability to meet our build-out requirement deadlines for our wireless spectrum licenses and our 5G Network Deployment generally.

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

Furthermore, this increasingly competitive environment may require us to increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.  Increasingly, we must seek to attract a greater proportion of new subscribers from our competitors’ existing subscriber bases rather than from first-time purchasers of pay-TV services. In addition, because other pay-TV providers may be seeking to attract a greater proportion of their new subscribers from our existing subscriber base, we may be required to increase retention spending and/or provide greater discounts or credits to acquire and retain subscribers who may spend less on our services. Our SLING TV subscribers on average purchase lower priced programming services than DISH TV subscribers. Accordingly, an increase in SLING TV subscribers has a negative impact on our Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”). If our Pay-TV ARPU decreases or does not increase commensurate with increases in programming or other costs, our margins may be reduced and the long-term value of a subscriber would then decrease and could have a material adverse effect on our business, results of operations, financial condition and cash flow.

In addition, as a result of this increased competitive environment and the maturation of the pay-TV industry, future growth opportunities of our DISH TV business may be limited and our margins may be reduced, which could have a material adverse effect on our business, results of operations, financial condition and cash flow. Our gross new DISH TV subscriber activations continue to be negatively impacted by stricter subscriber acquisition policies (including a focus on attaining higher quality subscribers) and increased competitive pressures, including aggressive marketing, more aggressive retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. In addition, we face increased competitive pressures from content providers and other companies who distribute video directly to consumers over the Internet. These content providers and other companies, as well as traditional satellite television providers, cable companies and large telecommunication companies, are rapidly increasing their Internet-based video offerings. There can be no assurance that our gross new DISH TV subscriber activations, net DISH TV subscriber additions, and DISH TV churn rate will not continue to be negatively impacted and that the pace of such negative impact will not accelerate. In the event that our DISH TV subscriber base continues to decline, it could have a material adverse effect on our business, results of operations, financial condition and cash flow.

Changing consumer behavior and new technologies in our Pay-TV business may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.

New technologies, products and services are driving rapid changes in consumer behavior as consumers seek more control over when, where and how they consume content and access communications services. In particular, through technological advancements and with the large increase in the number of consumers with broadband service, a significant amount of video content has become available through online content providers for users to stream and view on their personal computers, televisions, phones, tablets, videogame consoles, and other devices, in some cases without a fee required to access the content. While our subscribers can use their traditional video subscription to access mobile programming, an increasing number of subscribers are also using mobile devices as the sole means of viewing video, and an increasing number of non-traditional video providers are developing content and technologies to satisfy that demand. For example, these technological advancements, changes in consumer behavior, and the increasing number of choices available to consumers regarding the means by which consumers obtain video content may cause DISH TV subscribers to disconnect our services (“cord cutting”), downgrade to smaller, less expensive programming packages (“cord shaving”) or elect to purchase through online content providers a certain portion of the services that they would have historically purchased from us, such as pay per view movies. These technological advancements and changes in consumer behavior and/or our failure to effectively anticipate or adapt to such changes, could reduce our gross new Pay-TV subscriber activations and increase our subscriber churn rate, and could have a material adverse effect on our business, results of operations, financial condition and cash flow.

New technologies could also create new competitors for us. For instance, we face increasing consumer demand for the delivery of digital video services via the Internet. We expect to continue to face increased competition from companies who use the Internet to deliver digital video services as the speed and quality of broadband and wireless networks continue to improve.

We face certain risks competing in the wireless services industry and operating a facilities-based wireless services business.

As a result of the recent Boost Mobile, Ting Mobile and Republic Wireless acquisitions, among others, we have entered the retail wireless business. We have made substantial investments to acquire certain wireless spectrum licenses. We plan to commercialize our wireless spectrum licenses through the completion of our 5G Network Deployment. A wireless services business presents certain risks. Any of the following risks, among others, may have a material adverse effect on our future business, results of operations and financial condition.

●	The wireless services industry is competitive. We have limited experience in the wireless services industry, which is a competitive industry with increasing subscriber demands for data services that require increasing capital resources to maintain a robust network. The wireless services industry has incumbent and established competitors such as Verizon, AT&T and T-Mobile with substantial market share. These companies have greater financial, marketing and other resources than us, and have existing cost and operational advantages that we lack. Market saturation is expected to continue to cause subscriber growth rates in the wireless services industry to moderate in comparison to historical growth rates, leading to increased competition for subscribers. As the industry matures, competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of wireless services. Furthermore, the cost of attracting a new subscriber is generally higher than the cost associated with retaining an existing subscriber. In addition, we face increasing competition from wireless telecommunications providers who offer mobile video offerings. Wireless mobile video offerings have become more prevalent in the marketplace as wireless telecommunications providers have expanded the fourth generation of wireless communications and are entering the fifth generation. As previously noted, mergers and acquisitions, joint ventures and alliances among cable television providers, telecommunications companies, programming providers and others may result in, among other things, greater scale and financial leverage and increase the availability of offerings from providers capable of bundling video, broadband and/or wireless services in competition with our services. Such companies may be able to, among other things, pressure third-party content owners and programmers to withhold online rights from us; utilize their increased leverage over third-party content owners and programmers to reduce the price they pay for programming at the expense of other MVPDs, including us; thwart our ability to compete in the wireless market, by, among other things, refusing to enter into data roaming agreements with us; foreclose or degrade our online video offerings at various points in the broadband pipe; and impose data caps on consumers who access our online video offerings. See “Item 1. Business – Overview – Business Strategy Wireless” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Wireless – Retail Wireless” in this Annual Report on Form 10-K for further information.

●	Our ability to compete effectively in the wireless services industry would be dependent on a number of factors. Our ability to compete effectively in the wireless services industry would depend on, among other things, our network quality, capacity and coverage; the pricing of our products and services; the quality of subscriber service; our development of new and enhanced products and services; the reach and quality of our sales and distribution channels; our ability to predict and adapt to future changes in technologies and changes in consumer demands; and capital resources. It would also depend on how successfully we anticipate and respond to various competitive factors affecting the industry, including, among others, new technologies and business models, products and services that may be introduced by competitors, changes in consumer preferences, the demand for and usage of data, video and other voice and non-voice services, demographic trends, economic conditions, and discount pricing and other strategies that may be implemented by competitors. It may be difficult for us to differentiate our products and services from other competitors in the industry, which may limit our ability to attract and retain subscribers. Our success also may depend on our ability to access and deploy adequate spectrum, deploy new technologies and offer attractive services to subscribers. For example, we may not be able to obtain and offer certain technologies, features or services that are subject to competitor patents or other exclusive arrangements.

●	We depend on third parties to provide us with infrastructure and products and services. We depend on various key suppliers and vendors to provide us, directly or through other suppliers, with infrastructure, equipment and services, such as switch and network equipment, handsets and other devices and equipment that we would need in order to operate a wireless services business and provide products and services to our subscribers. For example, handset and other device suppliers often rely on one vendor for the manufacture and supply of critical components, such as chipsets, used in their devices. If these suppliers or vendors fail to provide equipment or services on a timely basis or fail to meet performance expectations, we may be unable to provide products and services as and when expected by our subscribers. Any difficulties experienced with these suppliers and vendors could result in additional expense and/or delays in operating our wireless services. Our efforts involve significant expense and require strategic management decisions on, and timely implementation of, among other things, equipment choices, network deployment and management, and service offerings. In addition, these suppliers and vendors may also be subject to litigation with respect to technology on which we depend, including litigation involving claims of patent infringement.

●	Wireless services and our wireless spectrum licenses are subject to government regulation. Wireless services and our wireless spectrum licenses are subject to regulation by the FCC and other federal, state and local, as well as international, governmental authorities. These governmental authorities could adopt regulations or take other actions that would adversely affect our business prospects, making it more difficult and/or expensive to complete our 5G Network Deployment and further commercialize our wireless spectrum licenses or acquire additional licenses. The licensing, construction, operation, sale and interconnection arrangements of wireless telecommunications systems are regulated by the FCC and, depending on the jurisdiction, other federal and international, state and local regulatory agencies. In particular, the FCC imposes significant regulation on licensees of wireless spectrum with respect to how radio spectrum is used by licensees, the nature of the services that licensees may offer and how the services may be offered, and resolution of issues of interference between spectrum bands. The FCC grants wireless licenses for terms of generally ten years that are subject to renewal or revocation based on certain factors depending on the license including, among others, public interest considerations, level and quality of services and/or operations provided by the licensee, frequency and duration of any interruptions or outages of services and/or operations provided by the licensee, and the extent to which service is provided to, and/or operation is provided in, rural areas and tribal lands. There can be no assurances that our wireless spectrum licenses will be renewed or that we will be able to obtain additional licenses. Failure to comply with FCC requirements in a given license area could result in revocation of the license for that license area. In addition, the FCC uses its transactional “spectrum screen” to identify prospective wireless transactions that may require additional competitive scrutiny. If a proposed transaction would exceed the spectrum screen threshold, the FCC undertakes a more detailed analysis of relevant market conditions in the impacted geographic areas to determine whether the transaction would reduce competition without offsetting public benefits. If a proposed spectrum acquisition exceeds the spectrum screen trigger, such additional review could extend the duration of the regulatory review process and there can be no assurance that such proposed spectrum acquisition would ultimately be completed, in whole or in part.

Our pay-TV competitors may be able to leverage their relationships with programmers to reduce their programming costs and/or offer exclusive content that will place them at a competitive advantage to us.

The cost of programming represents the largest percentage of our overall Pay-TV costs. Certain of our competitors own directly or are affiliated with companies that own programming content that may enable them to obtain lower programming costs or offer exclusive programming that may be attractive to prospective subscribers. Unlike our larger cable and satellite competitors, some of which also provide internet or broadband based pay-TV services, we have not made significant investments in programming providers. As a result, it may be more difficult for us to obtain access to such programming networks on nondiscriminatory and fair terms, or at all. See “Changes in the Cable Act, and/or the rules of the FCC that implement the Cable Act, may limit our ability to access programming from cable-affiliated programmers at nondiscriminatory rates,” below and “Item 1. Business – Government Regulations – FCC Regulations Governing our Pay-TV Operations – Cable Act and Program Access” in this Annual Report on Form 10-K for further information.

Through the MNSA and NSA, we depend primarily on T-Mobile as well as AT&T, respectively, in providing network services to our retail Wireless subscribers, and any system failure in the wireless networks, interruption in the network services (including the shutdown of T-Mobile’s CDMA Network on March 31, 2022), and/or the termination of the MNSA or NSA could negatively impact our subscriber activations, our subscriber churn rate and our subscriber base, which in turn could have a material adverse effect our business, financial condition and results of operations.

As we offer retail wireless services and move forward with our 5G Network Deployment, we currently depend primarily on T-Mobile as well as AT&T to provide us with network services pursuant to the MNSA and NSA, respectively. We rely on T-Mobile and AT&T to maintain their wireless facilities and government authorizations and to comply with government policies and regulations. If T-Mobile or AT&T fails to do so our subscriber activations and churn rate could be negatively impacted, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, T-Mobile provided notice that it intends to shutdown the CDMA Network on March 31, 2022. A substantial portion of our retail Wireless subscribers currently receive services through T-Mobile’s CDMA Network. The shutdown on this timeframe will require subscribers to obtain a new device, a new SIM card or receive a software download in order to continue receiving wireless services from us under the MNSA.  These required measures are challenging to implement and could result in, among other things, a significant increase in our churn rate and negative impact to our retail Wireless subscriber base.

We have incurred substantial costs to implement these measures, including for the procurement of replacement devices, but there are many risks, including the procurement of an adequate number of replacement devices in a timely fashion. As a result, there can be no assurance that the implementation of these measures will be successful in reducing or controlling subscriber churn.

Moreover, these measures along with our associated subscriber communications could cause confusion and dissatisfaction within our retail Wireless subscriber base, which could result in significant subscriber churn.  Consequently, the circumstances surrounding T-Mobile’s shutdown of its CDMA Network and our efforts in responding to such shutdown could have a material adverse effect on our business, financial condition and results of operations.

Other risks related to T-Mobile’s and AT&T’s wireless networks and infrastructure include, but are not limited to: major equipment failures, breaches of network or information technology security that affect their wireless networks, including, but not limited to, cyber-attacks or breaches, transport facilities, communications switches, routers, microwave links, cell sites or other equipment, power surges or outages, software defects and disruptions beyond T-Mobile’s and AT&T’s control, such as natural disasters and acts of terrorism. Any impact on T-Mobile’s and/or AT&T’s wireless network could disrupt our operations, require significant resources, result in a loss of retail wireless subscribers or impair our ability to attract new retail wireless subscribers, which in turn could have a material adverse effect on our business, financial condition and results of operations. Delays or failure to add network capacity, or increased costs of adding capacity or operating the network, could limit our ability to increase our subscriber base, limit our ability to increase our revenues, or cause a deterioration of our operating margin.

Changes in how network operators handle and charge for access to data that travels across their networks could adversely impact our Pay-TV business.

With respect to our Pay-TV business, we rely upon the ability of consumers to access our SLING TV services and certain DISH TV functionality through the Internet. If network operators block, restrict, slow-down or throttle or otherwise impair access to our services over their networks, our business could be negatively affected. To the extent that network operators implement usage-based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks by data providers, we could incur greater operating expenses and our SLING TV subscriber count could be negatively impacted. Furthermore, to the extent network operators create tiers of Internet access service and either charge us for or prohibit us from being available through these tiers, our SLING TV business could be negatively impacted.

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

The Copyright Act generally gives satellite companies a statutory copyright license to retransmit local broadcast channels by satellite back into the market from which they originated, subject to obtaining the retransmission consent of local network stations that do not elect “must carry” status, as required by the Communications Act. If we fail to reach retransmission consent agreements with such broadcasters, we cannot carry their signals. This could have an adverse effect on our strategy to compete with cable and other satellite companies that provide local signals. While we have generally been able to reach retransmission consent agreements with most of these local network stations, from time to time there are stations with which we have not been able to reach an agreement, resulting in the removal of their channels primarily from our DISH TV lineup. There can be no assurance that we will secure these agreements or that we will secure new agreements on acceptable terms, or at all, upon the expiration of our current retransmission consent agreements, some of which are short-term. In recent years, national broadcasters have used their ownership of certain local broadcast stations to require us to carry additional cable programming in exchange for retransmission consent of their local broadcast stations. These requirements may place constraints on available capacity on our satellites for other programming. Furthermore, the rates we are charged for retransmitting local channels have been increasing substantially and may exceed our ability to increase our prices to our subscribers, which could have a material adverse effect on our business, financial condition and results of operations.

Any failure or inadequacy of our information technology infrastructure and communications systems or those of third parties that we use in our operations, including, without limitation, those caused by cyber-attacks or other malicious activities, could disrupt or harm our business.

The capacity, reliability and security of our information technology hardware and software infrastructure (including our billing systems) and communications systems, or those of third parties that we use in our operations, are important to the operation of our businesses, which would suffer in the event of system failures or cyber-attacks. Likewise, our ability to expand and update our information technology infrastructure in response to our growth and changing needs is important to the continued implementation of our new service offering initiatives. Our inability to expand or upgrade our technology infrastructure could have adverse consequences, which could include, among other things, the delayed implementation of new service offerings, service or billing interruptions, and the diversion of developmental resources.

We rely on certain third parties for developing key components of our information technology and communications systems and ongoing service, all of which affect our Pay-TV services and wireless services. Some of our key systems and operations, including those supplied by third-party providers, are not fully redundant, and our disaster recovery planning cannot account for all eventualities. Interruption and/or failure of any of these systems could disrupt our operations, interrupt our services, result in significant financial expenditures and damage our reputation, thus adversely impacting our ability to provide our services, retain our current subscribers and attract new Pay-TV and Wireless subscribers and complete our 5G Network Deployment.

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

Historically, we have contracted with and rely on a single vendor or a limited number of vendors to provide certain key products or services to us such as information technology support, billing systems, security access devices, and many components that we provide to subscribers in order to deliver our Pay-TV or wireless services. We also rely on a limited number of vendors to supply our wireless devices and wireless network equipment that we resell to subscribers. If these vendors are unable to meet our needs because they fail to perform adequately, are no longer in business, are experiencing shortages or supply chain issues or discontinue a certain product or service we need, our business, financial condition and results of operations may be adversely affected.

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

From time to time, new satellites need to be built and launched. Satellite construction and launch is subject to significant risks, including, among others, construction and launch delays, launch failure and incorrect orbital placement.

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

Questions relating to conflicts of interest may arise between EchoStar and us in a number of areas relating to our past and ongoing relationships. Areas in which conflicts of interest between EchoStar and us could arise include, but are not limited to, the following:

●	Cross officerships, directorships and stock ownership. We have certain overlap in directors and executive officers with EchoStar. These individuals may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. Currently, our Board of Directors and executive officers includes Charles W. Ergen, who serves as the Chairman of EchoStar and our Chairman. Mr. Ergen also has fiduciary duties to EchoStar’s shareholders. For example, there is the potential for a conflict of interest when we or EchoStar look at acquisitions and other business opportunities that may be suitable for both companies. In addition, certain of our directors and officers own EchoStar stock. Mr. Ergen beneficially owns approximately 58.0% of EchoStar’s total equity securities (assuming conversion of all Class B common stock into Class A common stock) and controls approximately 92.9% of the voting power of EchoStar. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for us and EchoStar. Furthermore, Mr. Ergen is employed by both us and EchoStar.

●	Intercompany agreements with EchoStar. In connection with and following the Spin-off, Share Exchange Agreement and Master Transaction Agreement (as defined in Note 16 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K), we and EchoStar have entered into certain agreements pursuant to which we obtain certain products, services and rights from EchoStar, EchoStar obtains certain products, services and rights from us, and we and EchoStar have indemnified each other against certain liabilities arising from our respective businesses. See Note 20 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on our Related Party Transactions with EchoStar. The terms of certain of these agreements were established while EchoStar was a wholly-owned subsidiary of us and were not the result of arm’s length negotiations. The allocation of assets, liabilities, rights, indemnifications and other obligations between EchoStar and us under the separation and other intercompany agreements we entered into with EchoStar, in connection with the Spin-off, may have been different if agreed to by two unaffiliated parties. Had these agreements been negotiated with unaffiliated third parties, their terms may have been more favorable, or less favorable, to us. In addition, conflicts could arise between us and EchoStar in the interpretation or any extension or renegotiation of these existing agreements.

●	Additional intercompany transactions. EchoStar and its subsidiaries have and may continue to enter into transactions with us and our subsidiaries. Although the terms of any such transactions will be established based upon negotiations between EchoStar and us and, when appropriate, subject to the approval of a committee of the non-interlocking directors or in certain instances non-interlocking management, there can be no assurance that the terms of any such transactions will be as favorable to us or our subsidiaries or affiliates as may otherwise be obtained between unaffiliated parties.

●	Business opportunities. We have historically retained, and in the future may acquire, interests in various companies that have subsidiaries or controlled affiliates that own or operate domestic or foreign services that may compete with services offered by EchoStar. We may also compete with EchoStar when we participate in auctions for spectrum or orbital slots for our satellites.

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

We have directly invested approximately $20 billion to acquire certain wireless spectrum licenses (including the 3.45-3.55 GHz band licenses purchased in the first quarter of 2022). See Note 2 and Note 16 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for detailed information regarding these licenses, including certain interim and final build-out requirements, as well as certain renewal requirements.

We will need to make significant additional investments or partner with others to, among other things, complete our 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as we complete our 5G Network Deployment we will incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure. We may also determine that additional wireless spectrum licenses may be required to complete our 5G Network Deployment and to compete with other wireless service providers.

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

Furthermore, the fair values of wireless spectrum licenses may vary significantly in the future. In particular, valuation swings could occur if:

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

We do not own or control the Northstar Licenses or the SNR Licenses nor do we control the Northstar Entities or the SNR Entities. We do not have a right to require Northstar Manager or SNR Management to sell their respective ownership interests in Northstar Spectrum and SNR Holdco to us. Northstar Manager, as the sole manager of Northstar Spectrum, and SNR Management, as the sole manager of SNR Holdco, will have the exclusive right and power to manage, operate and control Northstar Spectrum and SNR Holdco, respectively, subject to certain limited protective provisions for the benefit of American II and American III, respectively. Northstar Manager and SNR Management will have the ability, but not the obligation, to require Northstar Spectrum and SNR Holdco, respectively, to purchase Northstar Manager’s and SNR Management’s ownership interests in those respective entities. The First Northstar Put Window closed in the first quarter of 2021. The Second Northstar Put Window is currently open and expires on July 24, 2022. The First SNR Put Window closed in the first quarter of 2021. On November 15, 2021, we, through our wholly-owned subsidiary American III received notice that SNR Management is exercising the SNR Put Right effective as of November 15, 2021. Thus, we cannot be certain that the Northstar Licenses or the SNR Licenses will be developed in a manner fully consistent with our current or future business plans.

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

Our future success may depend on opportunities to buy or otherwise invest in other businesses or technologies that could complement, enhance or expand our current businesses or products or that might otherwise offer us growth opportunities. To pursue this strategy successfully, we must identify attractive acquisition or investment opportunities and successfully complete transactions, some of which may be large and complex. We may not be able to identify or complete attractive acquisition or investment opportunities due to, among other things, the intense competition for these transactions. If we are not able to identify and complete such acquisition or investment opportunities, our future results of operations and financial condition may be adversely affected.

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

As of December 31, 2021, our total long-term debt and finance lease obligations, including the debt of our subsidiaries, was $21.417 billion. Our debt levels could have significant consequences, including, but not limited to,

●	making it more difficult to satisfy our obligations;
●	a dilutive effect on our outstanding equity capital or future earnings;
●	increasing our vulnerability to general adverse economic conditions, including changes in interest rates;
●	requiring us to devote a substantial portion of our cash to make interest and principal payments on our debt, thereby reducing the amount of cash available for other purposes. As a result, we would have limited financial and operating flexibility in responding to changing economic and competitive conditions;
●	limiting our ability to raise additional debt because it may be more difficult for us to obtain debt financing on attractive terms or at all; and
●	placing us at a disadvantage compared to our competitors that are less leveraged.

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

We may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all, to among other things, continue investing in our business, complete our 5G Network Deployment and to pursue acquisitions and other strategic transactions (including significant investments in our Wireless business).  Weakness in the equity markets could make it difficult for us to raise equity financing without incurring substantial dilution to our existing shareholders.  Adverse changes in the credit markets, including, but not limited to, rising interest rates, could increase our borrowing costs and/or make it more difficult for us to obtain financing for our operations or refinance existing indebtedness.

In addition, economic weakness or weak results of operations may limit our ability to, among other things, generate sufficient internal cash to fund investments, capital expenditures, acquisitions and other strategic transactions, as well as to fund ongoing operations and service our debt. We may be unable to generate cash flows from operating activities sufficient to pay the principal, premium, if any, and interest on our debt and other obligations. If we are unable to service our debt and other obligations from cash flows from operating activities, we may need to refinance or restructure all or a portion of such obligations prior to maturity. Any refinancing or restructuring could have a material adverse effect on our business, results of operations and/or financial condition. In addition, we cannot guarantee that any refinancing or restructuring would sufficiently meet any debt or other obligations then due. Furthermore, our borrowing costs can be affected by short and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by their credit metrics.  A decrease in these ratings would likely increase our cost of borrowing and/or make it more difficult for us to obtain financing.  A severe disruption in the global financial markets could impact some of the financial institutions with which we do business, and such instability could also affect our access to financing.  As a result, these conditions make it difficult for us to accurately forecast and plan future business activities because we may not have access to funding sources necessary for us to pursue organic and strategic business development opportunities.

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

Charles W. Ergen, our Chairman, beneficially owns approximately 52.1% of our total equity securities (assuming conversion of all Class B common stock into Class A common stock) and controls approximately 90.5% of the total voting power. Through his voting power, Mr. Ergen has the ability to elect a majority of our directors and to control all other matters requiring the approval of our stockholders. As a result, DISH Network is a “controlled company” as defined in the Nasdaq listing rules and is, therefore, not subject to Nasdaq requirements that would otherwise require us to have: (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors. Mr. Ergen is also the principal stockholder and Chairman of EchoStar.

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

As discussed above, Charles W. Ergen, our Chairman, controls approximately 90.5% of the total voting power of our company. Such control by Mr. Ergen may make it impractical for any third party to effect a change in control of our company. In addition, pursuant to our articles of incorporation we have a significant amount of authorized and unissued stock which would allow our Board of Directors to issue shares to persons friendly to current management, thereby protecting the continuity of its management, or which could be used to dilute the stock ownership of persons seeking to obtain control of us.

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

We periodically evaluate and test our internal control over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. Our management has concluded that our internal control over financial reporting was effective as of December 31, 2021. We depend on our third-party vendors’ internal controls and rely on these controls when evaluating the effectiveness of our internal controls. If in the future we are unable to report that our internal control over financial reporting is effective (or if our auditors do not agree with our assessment of the effectiveness of, or are unable to express an opinion on, our internal control over financial reporting), investors, subscribers and business partners could lose confidence in the accuracy of our financial reports, which could in turn have a material adverse effect on our business, investor confidence in our financial results may weaken, and our stock price may suffer.

We may face other risks described from time to time in periodic and current reports we file with the SEC.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The following table sets forth certain information concerning our principal properties related to our business segments.

Leased From
Description/Use/Location	Segment(s) Using Property	Owned	EchoStar	Other Third Party
Corporate headquarters, Englewood, Colorado (1)	Pay-TV / Wireless		X
General offices, Littleton, Colorado	Wireless	X
Customer call center, warehouse, service, and remanufacturing center, El Paso, Texas	Pay-TV	X
Data Center, Cheyenne, Wyoming	Pay-TV / Wireless	X
Digital broadcast operations center, Cheyenne, Wyoming	Pay-TV	X
Digital broadcast operations center, Gilbert, Arizona	Pay-TV	X
Engineering offices and service center, Englewood, Colorado	Pay-TV / Wireless	X
General offices, Overland Park, Kansas	Wireless			X
Warehouse and distribution center, Spartanburg, South Carolina	Wireless			X
Warehouse and distribution center, Denver, Colorado	Pay-TV / Wireless			X
Warehouse and distribution center, Atlanta, Georgia	Pay-TV / Wireless			X
Warehouse, Denver, Colorado	Pay-TV	X

(1)	See Note 20 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on our Related Party Transactions with EchoStar.

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

As of February 14, 2022, there were approximately 6,473 holders of record of our Class A common stock, not including stockholders who beneficially own Class A common stock held in nominee or street name. As of February 14, 2022, all of the 238,435,208 outstanding shares of our Class B common stock were beneficially held by Charles W. Ergen, our Chairman, and by certain entities established by Mr. Ergen for the benefit of his family. There is currently no trading market for our Class B common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding purchases of our Class A common stock made by us for the period from October 1, 2021 through December 31, 2021.

			Total Number of	Maximum Approximate
	Total		Shares Purchased	Dollar Value of Shares
	Number of	Average	as Part of Publicly	that May Yet be
	Shares	Price Paid	Announced	Purchased Under the
Period	Purchased	per Share	Programs	Programs (1)

	(In thousands, except share data)
October 1, 2021 - October 31, 2021	—	$—	—	$1,000,000
November 1, 2021 - November 30, 2021	—	$—	—	$1,000,000
December 1, 2021 - December 31, 2021	—	$—	—	$1,000,000
Total	—	$—	—	$1,000,000

(1)	Our Board of Directors previously authorized stock repurchases of up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2021. On November 1, 2021, our Board of Directors extended this authorization such that we are currently authorized to repurchase up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2022. Purchases under our repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors. We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

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

Our Pay-TV business strategy is to be the best provider of video services in the United States by providing products with the best technology, outstanding customer service, and great value. We offer Pay-TV services under the DISH® brand and the SLING® brand. We promote our Pay-TV services as providing our subscribers with a better “price-to-value” relationship than those available from other subscription television service providers. We market our SLING TV services to consumers who do not subscribe to traditional satellite and cable pay-TV services, as well as to current and recent traditional pay-TV subscribers who desire a lower cost alternative.

Our Retail Wireless business unit offers prepaid and postpaid retail wireless services to subscribers under our Boost Mobile, Ting Mobile, Republic Wireless and Gen Mobile brands, as well as a competitive portfolio of wireless devices. We offer customers value by providing choice and flexibility in our wireless services. We offer competitive consumer plans with no annual service contracts. Our retail wireless business strategy is to expand our current target segments and profitably grow our subscriber base by acquiring and retaining high quality subscribers while we complete our 5G Network Deployment. We intend to acquire high quality subscribers by providing competitive offers with innovative new value-added services that better meet those subscribers’ needs and budget. We intend on retaining those subscribers through those compelling new value-added services and outstanding customer service. As we work to integrate our retail wireless brands, one of our focuses is to ensure that our Pay-TV subscribers are aware of the increased value available to them through our retail wireless brands.

Our 5G Network Deployment business unit strategy is to commercialize our wireless spectrum licenses through the completion of our 5G Network Deployment. We have committed to deploy a facilities-based 5G broadband network capable of serving increasingly larger portions of the U.S. population at different deadlines, including 20% of the U.S. population by June 2022 and 70% by June 2023.  We currently have over 50 markets under construction and completed a friendly user trial, drive testing and user equipment testing in Las Vegas during the fourth quarter of 2021. Our current construction is primarily focused on markets we intend to launch by June 2022 in conjunction with the 20% population coverage requirement.  However, we have also began construction of markets we intend to launch by June of 2023 that support the 70% population coverage requirement.

Recent Developments

COVID-19 Update

A novel strain of coronavirus which causes the disease COVID-19 has resulted in a worldwide pandemic.  COVID-19 has surfaced in nearly all regions around the world and resulted in global travel restrictions and business slowdowns or shutdowns.  The COVID-19 pandemic has also created unanticipated circumstances and uncertainty, disruption, and significant volatility in the economic environment generally, which have adversely affected, and may continue to adversely affect, our business operations and could materially and adversely affect our business, financial condition and results of operations.  As the COVID-19 pandemic continues, many of our subscribers are impacted by recommendations and/or mandates from federal, state, and local authorities to, among other things, practice social distancing and to refrain from gathering in groups. While certain government regulations and/or mandates have eased, or are expected to ease in 2022 and COVID-19 vaccines have become broadly available, governmental authorities are continuing to monitor the situation and take various actions in an effort to slow or prevent an increase in the spread of COVID-19. COVID-19 continues to impact our business during 2022, in particular in the following areas:

●	In response to the pandemic and business disruption, first and foremost, we have prioritized the health and safety of our employees. We have implemented increased health and safety practices including, among other things, increased use of personal protective equipment for employees to protect them and our subscribers.

●	Our DISH TV and Retail Wireless businesses have been and may be further impacted by: (i) government recommendations and/or mandates for commercial establishments to operate at reduced capacity; and (ii) reduced in person selling opportunities due to subscriber preferences and actions as well as government restrictions.

●	Our supply chain has been impacted by COVID-19, and there have been and could be additional significant and unanticipated interruptions and/or delays in the supply of materials and/or equipment across our supply chain, due to, among other things, surges in COVID-19. Moreover, the recent surges in COVID-19 cases in areas outside the United States and the stringent lockdowns implemented in response to such surges are causing interruptions and/or delays that are adversely impacting, among other things, the software, hardware and testing related to our 5G Network Deployment. In addition, there have been worldwide interruptions and delays in the supply of electronic components including, but not limited to, semi-conductors, which have negatively impacted our ability to obtain set-top boxes, wireless devices and wireless network equipment. Furthermore, we may not be able to diversify sources of supply in a timely manner to mitigate these interruptions and/or delays or find new suppliers on reasonable terms or at all. These interruptions and/or delays in our supply chain could have a material adverse effect on our business, including our Pay-TV and Retail Wireless operations, our ability to meet our build-out requirement deadlines for our wireless spectrum licenses and our 5G Network Deployment generally.

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

Cost of services. “Cost of services” principally includes Pay-TV programming expenses and other operating costs related to our Pay-TV segment and costs of wireless services (including costs incurred under the MNSA and NSA).

Cost of sales - equipment and other. “Cost of sales – equipment and other” principally includes the cost of wireless devices and other related items as well as costs related to the non-subsidized sales of Pay-TV equipment. Costs are generally recognized as products are delivered to customers and the related revenue is recognized.

Selling, general and administrative expenses. “Selling, general and administrative expenses” consists primarily of direct sales costs, advertising, third-party commissions related to the acquisition of subscribers, costs related to the installation of equipment for our new Pay-TV subscribers, the cost of subsidized sales of Pay-TV equipment for new subscribers and employee-related costs associated with administrative services such as legal, information systems, and accounting and finance.

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

SLING TV subscribers. We include customers obtained through direct sales and third-party marketing agreements in our SLING TV subscriber count. SLING TV subscriber additions are recorded net of disconnects. SLING TV customers receiving service for no charge, under certain new subscriber promotions, are excluded from our SLING TV subscriber count. For customers who subscribe to multiple SLING TV packages, each customer is only counted as one SLING TV subscriber.

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

DISH TV SAC. Subscriber acquisition cost measures are commonly used by those evaluating traditional companies in the pay-TV industry.  We are not aware of any uniform standards for calculating the “average subscriber acquisition costs per new DISH TV subscriber activation,” or DISH TV SAC, and we believe presentations of pay-TV SAC may not be calculated consistently by different companies in the same or similar businesses.  Our DISH TV SAC is calculated using all costs of acquiring DISH TV subscribers (e.g., subsidized equipment, advertising, installation, commissions and direct sales, etc.) which are included in “Selling, general and administrative expenses,” plus capitalized payments made under certain sales incentive programs and the value of equipment capitalized under our lease program for new DISH TV subscribers~~,~~ divided by gross new DISH TV subscriber activations. We include all new DISH TV subscribers in our calculation, including DISH TV subscribers added with little or no subscriber acquisition costs.

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

RESULTS OF OPERATIONS – Segments

Business Segments

We currently operate two primary business segments: (1) Pay-TV; and (2) Wireless. Our Wireless segment consists of two business units, the Retail Wireless business unit and 5G Network Deployment business unit. Revenue and operating income (loss) by segment are shown in the table below:

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020.

	For the Years Ended December 31,		Variance
	2021	2020	Amount	%

	(In thousands)
Revenue:
Pay-TV	$12,928,707	$12,897,413	$31,294	0.2
Wireless	4,957,272	2,599,842	2,357,430	90.7
Eliminations	(4,873)	(3,820)	(1,053)	(27.6)
Total revenue	$17,881,106	$15,493,435	$2,387,671	15.4

Operating income (loss):
Pay-TV	$3,075,580	$2,903,183	$172,397	5.9
Wireless	127,455	(320,568)	448,023	*
Total operating income (loss)	$3,203,035	$2,582,615	$620,420	24.0

* Percentage is not meaningful.

Total revenue. Our consolidated revenue totaled $17.881 billion for the year ended December 31, 2021, an increase of $2.388 billion or 15.4% compared to the same period in 2020. The increase primarily resulted from the completion of the Boost Mobile Acquisition on July 1, 2020.

Total operating income (loss). Our consolidated operating income totaled $3.203 billion for the year ended December 31, 2021, an increase of $620 million or 24.0% compared to the same period in 2020. The change primarily resulted from an increase in the operating income from our Pay-TV segment and the completion of the Boost Mobile Acquisition on July 1, 2020. The years ended December 31, 2021 and 2020 were negatively impacted by operating losses associated with our 5G Network Deployment business unit, including an “Impairment of long-lived assets” of $356 million in 2020. See Note 2 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Pay-TV Segment

We offer Pay-TV services under the DISH® brand and the SLING® brand. As of December 31, 2021, we had 10.707 million Pay-TV subscribers in the United States, including 8.221 million DISH TV subscribers and 2.486 million SLING TV subscribers.

We promote our Pay-TV services as providing our subscribers with better service, technology and value than those available from other subscription television service providers. We offer a wide selection of video services under the DISH TV brand, with access to hundreds of channels depending on the level of subscription. Our standard programming packages generally include programming provided by national and regional cable networks. We also offer programming packages that include local broadcast networks, specialty sports channels, premium movie channels and Latino and international programming. We market our SLING TV services to consumers who do not subscribe to traditional satellite and cable pay-TV services, as well as to current and recent traditional pay-TV subscribers who desire a lower cost alternative. Our SLING TV services require an Internet connection and are available on multiple streaming-capable devices including, among others, streaming media devices, TVs, tablets, computers, game consoles and phones. We offer SLING domestic, SLING International, and SLING Latino video programming services.

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

We incur significant costs to retain our existing DISH TV subscribers, generally as a result of upgrading their equipment to next generation receivers, primarily including our Hopper® receivers, and by providing retention credits. Our DISH TV subscriber retention costs may vary significantly from period to period.

Many of our competitors have been especially aggressive by offering discounted programming and services for both new and existing subscribers, including bundled offers combining broadband, video and/or wireless services and other promotional offers. Certain competitors have been able to subsidize the price of video services with the price of broadband and/or wireless services.

Our Pay-TV services also face increased competition from programmers and other companies who distribute video directly to consumers over the Internet, as well as traditional satellite television providers, cable companies and large telecommunications companies that are increasing their Internet-based video offerings. We also face competition from providers of video content, many of which are providers of our programming content, that distribute content over the Internet including services with live-linear television programming, as well as single programmer offerings and offerings of large libraries of on-demand content, including in certain cases original content. These product offerings include, among others, Netflix, Hulu, Apple+, Prime Video, YouTube TV, Disney+, ESPN+, ViacomCBS, HBO Max, STARZ, Peacock, Fubo and Philo.

Significant changes in consumer behavior regarding the means by which consumers obtain video entertainment and information in response to digital media competition could have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business.

In particular, consumers have shown increased interest in viewing certain video programming in any place, at any time and/or on any broadband or internet-connected device they choose. Online content providers may cause our subscribers to disconnect our DISH TV services (“cord cutting”), downgrade to smaller, less expensive programming packages (“cord shaving”) or elect to purchase through these online content providers a certain portion of the services that they would have historically purchased from us, such as pay per view movies.

Mergers and acquisitions, joint ventures and alliances among cable television providers, telecommunications companies, programming providers and others may result in, among other things, greater scale and financial leverage and increase the availability of offerings from providers capable of bundling video, broadband and/or wireless services in competition with our services and may exacerbate the risks described under the caption “Item 1A. Risk Factors” and elsewhere in our public filings. These transactions may affect us adversely by, among other things, making it more difficult for us to obtain access to certain programming networks on nondiscriminatory and fair terms, or at all.

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

Furthermore, our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate may be negatively impacted if we are unable to renew our long-term programming carriage contracts before they expire. Our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers. On October 6, 2021, Tegna Inc. (“Tegna”) removed its channels from our DISH TV programming lineup in 53 markets. On February 4, 2022, we and Tegna signed a new programming carriage contract which restored these channels to our DISH TV programming lineup. Although subscriber demand for local network stations has decreased in recent years as a result of, among other things, programming being available to subscribers through alternative methods, including over the air antennas, there can be no assurance that the removal of these or other channels will not have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business. In addition, we cannot predict with any certainty the impact to our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate resulting from additional programming interruptions or threatened programming interruptions that may occur in the future. As a result, we may at times suffer from periods of lower net Pay-TV subscriber additions or higher net Pay-TV subscriber losses.

RESULTS OF OPERATIONS – PAY-TV Segment

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2021	2020	Amount	%

	(In thousands)
Revenue:
Service revenue	$12,748,334	$12,702,345	$45,989	0.4
Equipment sales and other revenue	180,373	195,068	(14,695)	(7.5)
Total revenue	12,928,707	12,897,413	31,294	0.2

Costs and expenses:
Cost of services	7,735,410	7,812,003	(76,593)	(1.0)
% of Service revenue	60.7%	61.5%
Cost of sales - equipment and other	104,941	114,780	(9,839)	(8.6)
Selling, general and administrative expenses	1,473,940	1,453,521	20,419	1.4
% of Total revenue	11.4%	11.3%
Depreciation and amortization	538,836	613,926	(75,090)	(12.2)
Total costs and expenses	9,853,127	9,994,230	(141,103)	(1.4)

Operating income (loss)	$3,075,580	$2,903,183	$172,397	5.9

Other data:
Pay-TV subscribers, as of period end (in millions)	10.707	11.290	(0.583)	(5.2)
DISH TV subscribers, as of period end (in millions) **	8.221	8.816	(0.595)	(6.7)
SLING TV subscribers, as of period end (in millions)	2.486	2.474	0.012	0.5
Pay-TV subscriber additions (losses), net (in millions)	(0.583)	(0.526)	(0.057)	(10.8)
DISH TV subscriber additions (losses), net (in millions) **	(0.595)	(0.408)	(0.187)	(45.8)
SLING TV subscriber additions (losses), net (in millions)	0.012	(0.118)	0.130	*
Pay-TV ARPU	$95.94	$91.77	$4.17	4.5
DISH TV subscriber additions, gross (in millions) **	0.835	1.094	(0.259)	(23.7)
DISH TV churn rate **	1.40%	1.38%	0.02%	1.4
DISH TV SAC	$823	$851	$(28)	(3.3)
Purchases of property and equipment	$173,485	$317,196	$(143,711)	(45.3)
OIBDA	$3,614,416	$3,517,109	$97,307	2.8

* Percentage is not meaningful.

**During the first quarter of 2020, we removed approximately 250,000 subscribers representing commercial accounts impacted by COVID-19 from our ending DISH TV subscriber count.  During the year ended December, 31, 2020, 80,000 of these subscribers came off pause or had temporary rate relief end and were added to our DISH TV subscriber count during the periods they returned in 2020, and 69,000 of these subscribers disconnected. During the three months ended March 31, 2021, the remaining commercial accounts representing 101,000 subscribers disconnected. The effect of the removal of the 250,000 subscribers, the addition of these 80,000 subscribers and disconnect of 170,000 subscribers was excluded from the calculation of our gross new DISH TV subscriber activations, net DISH TV subscriber additions/losses and DISH TV churn rate.  See “Results of Operations – Pay-TV subscribers” for further information.

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 595,000 net DISH TV subscribers during the year ended December 31, 2021 compared to the loss of approximately 408,000 net DISH TV subscribers during the same period in 2020. This increase in net DISH TV subscriber losses primarily resulted from lower gross new DISH TV subscriber activations and a slightly higher DISH TV churn rate.

SLING TV subscribers. We added approximately 12,000 net SLING TV subscribers during the year ended December 31, 2021 compared to the loss of approximately 118,000 net SLING TV subscribers during the same period in 2020. The increase in net SLING TV subscribers was primarily related to higher SLING TV subscriber activations. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers. The year ended December 31, 2020 was negatively impacted by delays and cancellations of sporting events as a result of COVID-19.

DISH TV subscribers, gross. During the year ended December 31, 2021, we activated approximately 835,000 gross new DISH TV subscribers compared to approximately 1.094 million gross new DISH TV subscribers during the same period in 2020, a decrease of 23.7%. This decrease in our gross new DISH TV subscriber activations was primarily related to the lack of demand and channel removals, including Tegna, as well as increased competitive pressures, including aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, live-linear OTT service providers, and direct-to-consumer offerings by certain of our programmers. Our gross new DISH TV subscriber activations continue to be negatively impacted by stricter customer acquisition policies for our DISH TV subscribers, including an emphasis on acquiring higher quality subscribers. Furthermore, we continue to assess the impact of COVID-19 and cannot predict with certainty the impact to our gross new DISH TV subscribers as a result of, among other things, lower discretionary spending and reduced ability to perform our in-home service operations due to the impact of social distancing.

DISH TV churn rate. Our DISH TV churn rate for the year ended December 31, 2021 was 1.40% compared to 1.38% for the same period in 2020. Our DISH TV churn rate for the year ended December 31, 2021 was negatively impacted by programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, including Tegna. In addition, our DISH TV churn rate was positively impacted by COVID-19 beginning in the second quarter of 2020, including, among other things, the recommendations and/or mandates from federal, state, and local authorities that customers refrain from non-essential movements outside of their homes and the resulting increased consumption of our Pay-TV services. Furthermore, COVID-19 had an impact on competitive pressures due to, among other things, a reduction in customers’ willingness to allow competitors’ technicians into their homes. We continue to assess the impact of COVID-19 and while certain government regulations and/or mandates have eased, or are expected to ease in 2022, we cannot predict with certainty the impact to our DISH TV churn rate as a result of, among other things, lower discretionary spending and reduced ability to perform our in-home service operations due to the impact of social distancing. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting. Our DISH TV churn rate continues to be positively impacted by our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, our ability to control piracy and other forms of fraud, and the level of our retention efforts.

Our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers. On October 6, 2021, Tegna removed its channels from our DISH TV programming lineup in 53 markets. On February 4, 2022, we and Tegna signed a new programming carriage contract which restored these channels to our DISH TV programming lineup. Although subscriber demand for local network stations has decreased in recent years as a result of, among other things, programming being available to subscribers through alternative methods, including over the air antennas, there can be no assurance that the removal of these or other channels will not have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business.

Beginning in March 2020, several federal, state, and local government agencies implemented recommendations, guidelines, and orders regarding “social distancing” in an attempt to slow or stop the spread of COVID-19. As a result of these actions, many bars, restaurants, and other commercial establishments were ordered to and in certain cases continue to be recommended and/or ordered to suspend all non-essential “in-person” business operations and/or operate at reduced capacity. In addition, airlines and hotels significantly reduced operations as a result of government actions and/or related lower consumer demand. In an effort to avoid charging commercial customers for services in their establishments which were no longer open to the public, we paused service or provided temporary rate relief for certain of those commercial accounts. For certain commercial accounts, each subscription is counted as one DISH TV subscriber. For other commercial accounts, as discussed above, we divide our total revenue for these commercial accounts by $34.99, and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our DISH TV subscriber count. During the first quarter of 2020, we removed 250,000 subscribers from our ending DISH TV subscriber count for commercial accounts we placed on pause, or received reduced revenue, or for which we anticipate the account to disconnect due to COVID-19. During the year ended December 31, 2020, 80,000 of these subscribers came off pause or had temporary rate relief end and 69,000 of these subscribers disconnected. We did not incur any significant expenses in connection with the return of the 80,000 commercial accounts and accordingly, those commercial accounts were added to our ending subscriber count during the periods they returned in 2020 and were not recorded as gross new DISH TV subscriber activations. During the first quarter of 2021, the remaining commercial accounts representing 101,000 subscribers disconnected.

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

Service revenue. “Service revenue” totaled $12.748 billion for the year ended December 31, 2021, an increase of $46 million or 0.4% compared to the same period in 2020. The increase in “Service revenue” compared to the same period in 2020 was primarily related to an increase in Pay-TV ARPU, discussed below, partially offset by a lower average Pay-TV subscriber base.

Pay-TV ARPU. Pay-TV ARPU was $95.94 during the year ended December 31, 2021 versus $91.77 during the same period in 2020. The $4.17 or 4.5% increase in Pay-TV ARPU was primarily attributable to the DISH TV programming package price increases effective in the first and fourth quarters of 2021 and first quarter of 2020, the SLING TV programming package price increases effective in the first quarter of 2021 and the first quarter of 2020 and higher ad sales revenue, partially offset by an increase in SLING TV subscribers as a percentage of our total Pay-TV subscriber base. SLING TV subscribers on average purchase lower priced programming services than DISH TV subscribers, and therefore, the increase in SLING TV subscribers as a percentage of our total Pay-TV subscriber base had a negative impact on Pay-TV ARPU.

Cost of services. “Cost of services” totaled $7.735 billion during the year ended December 31, 2021, a decrease of $77 million or 1.0% compared to the same period in 2020. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base and a decrease in variable and retention costs per subscriber, partially offset by higher programming costs per subscriber. Variable and retention costs per subscriber decreased due to, among other things, increased operational efficiencies, including a focused set of staffing reductions in 2020. Programming costs per subscriber increased during the year ended December 31, 2021 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. “Cost of services” represented 60.7% and 61.5% of “Service revenue” during the years ended December 31, 2021 and 2020, respectively.

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

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $1.474 billion during the year ended December 31, 2021, a $20 million or 1.4% increase compared to the same period in 2020. This change was primarily driven by a $70 million reduction to litigation expense as a result of the Telemarketing Litigation settlement during the year ended December 31, 2020, partially offset by a decrease in subscriber acquisition costs resulting from fewer gross new DISH TV subscriber activations, reduced marketing expenditures and by cost cutting initiatives in the Pay-TV segment, including a focused set of staffing reductions in 2020.

Depreciation and amortization. “Depreciation and amortization” expense totaled $539 million during the year ended December 31, 2021, a $75 million or 12.2% decrease compared to the same period in 2020. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers.

DISH TV SAC.  DISH TV SAC was $823 during the year ended December 31, 2021 compared to $851 during the same period in 2020, a decrease of $28 or 3.3%.  This change was primarily attributable to a decrease in hardware costs per activation and higher commercial additions compared to the same period in 2020, partially offset by an increase in advertising costs per subscriber.  The decrease in hardware costs per activation primarily resulted from lower average costs per receiver due to receiver mix and a higher percentage of remanufactured receivers being activated on new subscriber accounts. Commercial activations historically have lower DISH TV SAC than residential activations, and therefore the increase in commercial activations have a positive impact on DISH TV SAC.

During the years ended December 31, 2021 and 2020, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $72 million and $151 million, respectively. This decrease in capital expenditures primarily resulted from a decrease in gross new DISH TV subscriber activations and a higher percentage of remanufactured receivers being activated on new subscriber accounts.

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

For discussion of the Pay-TV results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019, see “Results of Operations - Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019” in our 2020 Annual Report on Form 10-K.

Wireless Segment

Our Wireless business segment operates in two business units, Retail Wireless and 5G Network Deployment. Revenue and operating income (loss) by business unit are shown in the table below:

For the Year Ended December 31, 2021	Retail Wireless	5G Network Deployment	Eliminations	Total Wireless

	(In thousands)
Total revenue	$4,897,205	$82,958	$(22,891)	$4,957,272
Operating income (loss)	$343,785	$(216,330)	$—	$127,455

For the Year Ended December 31, 2020	Retail Wireless	5G Network Deployment	Eliminations	Total Wireless

	(In thousands)
Total revenue	$2,579,057	$20,785	$—	$2,599,842
Operating income (loss)	$162,743	$(483,311)	$—	$(320,568)

For the years ended December 31, 2021 and 2020, total purchases of property and equipment for our wireless segment were $1.012 billion and $96 million, respectively. This increase primarily resulted from capital expenditures related to our 5G Network Deployment. We anticipate expenditures for our 5G Network Deployment to increase substantially in 2022.

Wireless – Retail Wireless

We entered the retail wireless business in 2020 as a result of the Boost Mobile Acquisition and the Ting Mobile Acquisition and we expanded the business in 2021 through the Republic Wireless Acquisition. See Note 6 in the Notes to our Consolidated Financial Statements for further information. We offer nationwide prepaid and postpaid retail wireless services to subscribers under our Boost Mobile, Ting Mobile, Republic Wireless and Gen Mobile brands, as well as a competitive portfolio of wireless devices. In 2021, LG Electronics Inc., a large provider of wireless devices, announced they were closing their mobile business unit. We continue to work to procure wireless devices from alternative suppliers, however, there can be no assurances we will be able to procure the supply needed to meet subscriber demand and any inability to do so could negatively impact our Wireless subscriber activations, retail wireless base and our results of operations. Prepaid wireless subscribers generally pay in advance for monthly access to wireless talk, text, and data services.  Postpaid wireless subscribers are qualified to pay after receiving wireless talk, text, and data services.  We are currently operating our Retail Wireless business unit as an MVNO while we complete our 5G Network Deployment. On July 14, 2021, we entered into a ten-year NSA with AT&T to provide us with network services. Under the NSA, we expect AT&T will become our primary network services provider.  As an MVNO, today we primarily depend on T-Mobile as well as AT&T to provide us with network services under the MNSA and NSA, respectively. A substantial portion of our retail Wireless subscribers currently receive services through T-Mobile’s CDMA Network. However, T-Mobile provided notice that it intends to shutdown the CDMA Network on March 31, 2022. A forced migration of this scale on this time frame will potentially leave approximately a million low-income Boost subscribers without service.  Our Retail Wireless operations have been and continue to be disrupted by, among other things, having our subscribers potentially lose service and/or face increased costs, which could result in a significant increase in our Wireless churn rate.  While we are working to mitigate the harms of this shutdown, we have incurred and expect to continue to incur significant costs to upgrade subscriber wireless devices on this accelerated timeline. We have implemented targeted efforts and promotions directed at impacted customers; however, there can be no assurance these attempts will be successful.  Wireless device shortages, among other things, have limited our ability to mitigate the effects of the CDMA shutdown and negatively impact our Wireless churn rate, Wireless subscriber activations, retail Wireless base and our results of operations.

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

We acquired over 9 million subscribers as a result of the Boost Mobile Acquisition, acquired over 200,000 subscribers as a result of the Ting Mobile Acquisition and acquired over 200,000 subscribers as a result of the Republic Wireless Acquisition. Our Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2021 and 2020 include the results of the Boost Mobile Acquisition from July 1, 2020, the Ting Mobile Acquisition from August 1, 2020 and the Republic Wireless Acquisition from May 1, 2021. As of December 31, 2021, we had 8.546 million retail Wireless subscribers.

Currently, we offer Wireless subscribers competitive consumer plans with no annual service contracts and monthly service plans including high-speed data and unlimited talk and text.

Competition

Retail Wireless is a mature market with moderate year-over-year organic growth. Competitors include providers who offer similar communication services, such as talk, text and data. Competitive factors within the wireless communications services industry include, but are not limited to, pricing, market saturation, service and product offerings, customer experience and service quality. We compete with a number of national wireless carriers, including Verizon, AT&T and T-Mobile, all of which are significantly larger than us, serve a significant percentage of all wireless subscribers and enjoy scale advantages compared to us. Verizon, AT&T, and T-Mobile are currently the only nationwide MNOs in the United States.

Primary competitors to our Retail Wireless business unit include, but are not limited to, Metro PCS (owned by T-Mobile), Cricket Wireless (owned by AT&T), Visible (owned by Verizon), Tracfone Wireless (owned by Verizon), and other MVNOs such as Consumer Cellular and Mint Mobile.

Wireless – 5G Network Deployment

We have directly invested approximately $20 billion to acquire certain wireless spectrum licenses (including the 3.45-3.55 GHz band licenses purchased in the first quarter of 2022) and made over $10 billion in non-controlling investments in certain entities, for a total of approximately $30 billion. The $30 billion of investments related to wireless spectrum licenses does not include $6 billion of capitalized interest related to the carrying value of such licenses.  See Note 2 and Note 16 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

DISH Network Spectrum

We have directly invested approximately $20 billion to acquire certain wireless spectrum licenses (including the 3.45-3.55 GHz band licenses purchased in the first quarter of 2022). These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. We plan to commercialize our wireless spectrum licenses through the completion of our 5G Network Deployment. We have committed to deploy a facilities-based 5G broadband network capable of serving increasingly larger portions of the U.S. population at different deadlines, including 20% of the U.S. population by June 2022 and 70% by June 2023.  We currently have over 50 markets under construction and completed a friendly user trial, drive testing and user equipment testing in Las Vegas during the fourth quarter of 2021. Our current construction is primarily focused on markets we intend to launch by June 2022 in conjunction with the 20% population coverage requirement.  However, we have also began construction of markets we intend to launch by June of 2023 that support the 70% population coverage requirement.

We will need to make significant additional investments or partner with others to, among other things, complete our 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as we complete our 5G Network Deployment we will incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure. We may also determine that additional wireless spectrum licenses may be required to complete our 5G Network Deployment and to compete with other wireless service providers. See Note 2 and Note 16 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

RESULTS OF OPERATIONS – Wireless Segment – Retail Wireless Business Unit

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2021	2020	Amount	%

	(In thousands)
Revenue:
Service revenue	$4,142,883	$2,143,703	$1,999,180	93.3
Equipment sales and other revenue	754,322	435,354	318,968	73.3
Total revenue	4,897,205	2,579,057	2,318,148	89.9

Costs and expenses:
Cost of services	2,450,516	1,282,022	1,168,494	91.1
% of Service revenue	59.2%	59.8%
Cost of sales - equipment and other	1,347,396	806,198	541,198	67.1
Selling, general and administrative expenses	578,675	239,035	339,640	*
% of Total revenue	11.8%	9.3%
Depreciation and amortization	176,833	89,059	87,774	98.6
Total costs and expenses	4,553,420	2,416,314	2,137,106	88.4

Operating income (loss)	$343,785	$162,743	$181,042	*

Other data:
Wireless subscribers, as of period end (in millions)	8.546	9.055	(0.509)	(5.6)
Wireless subscriber additions, gross (in millions)	4.143	2.093	2.050	97.9
Wireless subscriber additions (losses), net (in millions)	(0.728)	(0.575)	(0.153)	(26.6)
Wireless ARPU	$39.00	$38.24	$0.76	2.0
Wireless churn rate	4.59%	4.76%	(0.17)%	(3.6)
OIBDA	$520,618	$251,802	$268,816	*

* Percentage is not meaningful.

The results of the Boost Mobile Acquisition from July 1, 2020, the Ting Mobile Acquisition from August 1, 2020 and the Republic Wireless Acquisition from May 1, 2021 are included in our Retail Wireless business unit. During the third quarter of 2020, we added over 9 million Wireless subscribers as a result of the Boost Mobile Acquisition and the Ting Mobile Acquisition. During the second quarter of 2021, we acquired over 200,000 subscribers as a result of the Republic Wireless Acquisition. We are currently in the process of integrating our Retail Wireless operations and have made and continue to make targeted changes to our marketing, sales, and operations to further enhance our profitability. We lost 728,000 net Wireless subscribers for the year ended December 31, 2021, primarily as a result of these operational changes, competitive pressures, ongoing optimizations to the existing business, wireless device shortages and the impact of the shutdown of the CDMA Network. While we took aggressive efforts to mitigate the impact of shutdown of the CDMA Network on our Retail Wireless operations, wireless devices shortages impaired our ability to both upgrade subscriber wireless devices and also activate gross new Wireless subscribers. As of December 31, 2021, we have incurred approximately $250 million in wireless device upgrade expense primarily as a result of the CDMA shutdown. During the first six months of 2022, we expect to continue to incur substantial costs as a result of the CDMA shutdown, including without limitation, elevated Wireless churn. Consequently, the circumstances surrounding T-Mobile’s shutdown of its CDMA Network and our efforts in responding to such shutdown could have a material adverse effect on our business, financial condition and results of operations.

Our current results of operations are not necessarily indicative of future results, in part based on the ongoing integration and operational changes we are currently implementing. Furthermore, we have and continue to face increased competitive pressures, including aggressive competitor marketing, service promotions and deeper wireless device subsidies. We expect wireless devices shortages to continue in 2022, which could have a negative impact on our gross new Wireless subscriber activations.

RESULTS OF OPERATIONS – Wireless Segment – 5G Network Deployment Business Unit

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2021	2020	Amount	%

	(In thousands)
Revenue:
Equipment sales and other revenue	$82,958	$20,785	$62,173	*
Total revenue	82,958	20,785	62,173	*

Costs and expenses:
Cost of services	36	—	36	*
Cost of sales - equipment and other	100,004	18,743	81,261	*
Selling, general and administrative expenses	167,174	117,368	49,806	42.4
Depreciation and amortization	32,074	11,567	20,507	*
Impairment of long-lived assets	—	356,418	(356,418)	*
Total costs and expenses	299,288	504,096	(204,808)	(40.6)

Operating income (loss)	$(216,330)	$(483,311)	$266,981	55.2

Other data:
OIBDA	$(184,256)	$(471,744)	$287,488	60.9

* Percentage is not meaningful.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $83 million for the year ended December 31, 2021, an increase of $62 million compared to the same period in 2020. This increase primarily resulted from leasing a portion of our 600 MHz spectrum licenses to T-Mobile, which began on September 11, 2020. The spectrum lease with T-Mobile had an original annual value of $56 million during its 42 month term, however we expect this amount to decrease as we exercise our right to terminate individual licenses prior to the end of their term. The specific termination rights vary by license and we exercised our ability to terminate certain licenses in the first quarter of 2021 in accordance with our buildout schedule.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $100 million for the year ended December 31, 2021, an increase of $81 million compared to the same period in 2020. The increase primarily resulted from an increase in lease expense on communication towers and costs related to our 5G Network Deployment.

Selling, general and administrative expenses “Selling, general and administrative expenses” totaled $167 million for the year ended December 31, 2021, a $50 million increase compared to the same period in 2020. This change was primarily driven by an increase in costs to support our 5G Network Deployment.

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

OTHER CONSOLIDATED RESULTS

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2021	2020	Amount	%

	(In thousands)
Operating income (loss)	$3,203,035	$2,582,615	$620,420	24.0

Other income (expense):
Interest income	11,338	22,734	(11,396)	(50.1)
Interest expense, net of amounts capitalized	(16,174)	(12,974)	(3,200)	(24.7)
Other, net	20,557	(20,164)	40,721	*
Total other income (expense)	15,721	(10,404)	26,125	*

Income (loss) before income taxes	3,218,756	2,572,211	646,545	25.1
Income tax (provision) benefit, net	(762,810)	(698,275)	(64,535)	(9.2)
Effective tax rate	23.7%	27.1%
Net income (loss)	2,455,946	1,873,936	582,010	31.1
Less: Net income (loss) attributable to noncontrolling interests, net of tax	45,304	111,263	(65,959)	(59.3)
Net income (loss) attributable to DISH Network	$2,410,642	$1,762,673	$647,969	36.8

* Percentage is not meaningful.

Interest income. “Interest income” totaled $11 million during the year ended December 31, 2021, a decrease of $11 million or 50.1% compared to the same period in 2020. This decrease primarily resulted from lower percentage returns earned on our cash and marketable investment securities, partially offset by higher average cash and marketable investment securities balances during the year ended December 31, 2021.

Other, net. “Other, net” income totaled $21 million during the year ended December 31, 2021, an increase of $41 million compared to the same period in 2020. This change primarily resulted from a favorable determination pursuant to the arbitration procedures under our APA with T-Mobile with respect to the disputed net working capital items, resulting in a gain of $39 million in 2021 and a $9 million decrease in the unrealized loss recognized in 2021 compared to 2020 in the fair value of our option to purchase certain of T-Mobile’s 800 MHz spectrum licenses under the Spectrum Purchase Agreement. See Note 7 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Income tax (provision) benefit, net. Our income tax provision was $763 million during the year ended December 31, 2021, an increase of $65 million compared to the same period in 2020. The increase in the provision was primarily related to an increase in “Income (loss) before income taxes,” partially offset by a decrease in our effective tax rate. Our effective tax rate for the year ended December 31, 2020 was higher due to non-recurring state tax rate changes applied to our deferred taxes as a result of the Boost Mobile Acquisition, partially offset by a benefit recognized for the carryback of net operating losses under the CARES Act.

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

	For the Years Ended December 31,
	2021	2020

	(In thousands)
Net income (loss) attributable to DISH Network	$2,410,642	$1,762,673
Interest, net	4,836	(9,760)
Income tax provision (benefit), net	762,810	698,275
Depreciation and amortization	724,852	714,552
Consolidated EBITDA	$3,903,140	$3,165,740

The changes in Consolidated EBITDA during the year ended December 31, 2021, compared to the same period in 2020, were primarily a result of the factors described in connection with operating revenues and operating expenses, including the negative impact of “Impairment of long-lived assets” of $356 million during the year ended December 31, 2020.

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

	For the Years Ended December 31,
	2021	2020

	(In thousands)
Segment operating income (loss)	$3,075,580	$2,903,183
Depreciation and amortization	538,836	613,926
Pay-TV OIBDA	$3,614,416	$3,517,109

Segment operating income (loss)	$343,785	$162,743
Depreciation and amortization	176,833	89,059
Retail Wireless OIBDA	$520,618	$251,802

Segment operating income (loss)	$(216,330)	$(483,311)
Depreciation and amortization	32,074	11,567
5G Network Deployment OIBDA	$(184,256)	$(471,744)

Consolidated operating income (loss)	$3,203,035	$2,582,615
Depreciation and amortization	724,852	714,552
Consolidated OIBDA	$3,927,887	$3,297,167

The changes in OIBDA during the year ended December 31, 2021, compared to the same period in 2020, were primarily a result of the factors described in connection with operating revenues and operating expenses, including the negative impact of “Impairment of long-lived assets” of $356 million during the year ended December 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents. See Note 7 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information regarding our marketable investment securities. As of December 31, 2021, our cash, cash equivalents and current marketable investment securities totaled $5.404 billion compared to $3.733 billion as of December 31, 2020, an increase of $1.671 billion. This increase in cash, cash equivalents and current marketable investment securities primarily resulted from cash generated from operating activities of $4.031 billion, $1.490 billion in net proceeds from the issuance of our 5 1/8% Senior Notes due 2029 and a $337 million deposit refund from our participation in Auction 107. These increases were partially offset by the repurchases and redemption of our 6 3/4% Senior Notes due 2021 with an aggregate principal balance of $2.0 billion and capital expenditures of $1.964 billion (including capitalized interest related to FCC authorizations).

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of December 31, 2021, our restricted cash, cash equivalents and marketable investment securities totaled $5.335 billion compared to $108 million as of December 31, 2020, an increase of $5.227 billion. This increase in restricted cash, cash equivalents and marketable investment securities primarily resulted from $2.737 billion in net proceeds from the issuance of our 5 1/4% Senior Secured Notes due 2026 and $2.488 billion in net proceeds from the issuance of our 5 3/4% Senior Secured Notes due 2028, which include restrictions which may vary in nature depending on the ultimate use of proceeds.

Debt Issuances and Maturity

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

On November 26, 2021, we issued $2.750 billion aggregate principal amount of our 5 1/4% Senior Secured Notes due December 1, 2026. Interest accrues at an annual rate of 5 1/4% and is payable semi-annually in cash, in arrears on June 1 and December 1 of each year, commencing on June 1, 2022.

On November 26, 2021, we issued $2.5 billion aggregate principal amount of our 5 3/4% Senior Secured Notes due December 1, 2028. Interest accrues at an annual rate of 5 3/4% and is payable semi-annually in cash, in arrears on June 1 and December 1 of each year, commencing on June 1, 2022.

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

Cash Flow

The following discussion highlights our cash flow activities during the years ended December 31, 2021 and 2020.

Cash flows from operating activities. We typically reinvest the cash flow from operating activities in our business primarily to grow our subscriber base, expand our infrastructure, make strategic investments, such as significant investments in our Wireless business, including our 5G Network Deployment, and repay debt obligations. For the years ended December 31, 2021 and 2020, we reported “Net cash flows from operating activities” of $4.031 billion and $3.312 billion, respectively.

Net cash flows from operating activities from 2020 to 2021 increased $719 million, primarily attributable to increases in cash flows resulting from changes in operating assets and liabilities principally attributable to timing differences between book expense and cash payments, including taxes. In 2020, changes in operating assets and liabilities were negatively impacted by the $210 million litigation settlement payment related to the Telemarketing Litigation. These increases were partially offset by an $78 million decrease in income adjusted to exclude non-cash charges for “Impairment of long-lived assets,” “Depreciation and amortization” expense, “Realized and unrealized losses (gains) on investments and derivatives,” “Non-cash, stock-based compensation” expense, and “Deferred tax expense (benefit).”

Cash flows from investing activities. Our investing activities generally include purchases and sales of marketable investment securities, acquisitions, strategic investments, including purchases and settlements of derivative financial instruments, and purchases of wireless spectrum licenses, capital expenditures and capitalized interest. For the years ended December 31, 2021 and 2020, we reported outflows from “Net cash flows from investing activities” of $4.410 billion and $3.862 billion, respectively.

The year ended December 31, 2021 was impacted by cash outflows primarily related to $2.618 billion in net purchases of marketable investment securities and capital expenditures of $1.964 billion (including capitalized interest primarily related to FCC authorizations), partially offset by a $337 million deposit refund from our participation in Auction 107.

The year ended December 31, 2020 was impacted by cash outflows primarily related to the closing of the Boost Mobile Acquisition for a net aggregate purchase price of $1.313 billion, capital expenditures of $1.193 billion (including capitalized interest related to FCC authorizations), a $1.388 billion payment to the FCC for the 3550-3650 MHz Licenses, the 37 GHz, 39 GHZ and 47 GHz Licenses, and the 3.7-3.98 GHz Licenses.

During the years ended December 31, 2021 and 2020, capital expenditures for wireless equipment totaled $1.012 billion and $96 million, respectively. The increase in 2021 for wireless equipment primarily resulted from the build-out of our 5G Network Deployment. In addition, capital expenditures during the years ended December 31, 2021 and 2020 for new and existing DISH TV customer equipment totaled $104 million and $211 million, respectively. The decrease in 2021 for new and existing DISH TV customer equipment primarily resulted from lower gross new DISH TV subscriber activations and a higher percentage of remanufactured receivers being activated on new subscriber accounts.

Cash flows from financing activities. Our financing activities generally include net proceeds related to the issuance of equity and long-term and convertible debt, cash used for the repurchase, redemption or payment of long-term debt and finance lease obligations, and repurchases of our Class A common stock. For the years ended December 31, 2021 and 2020, we reported “Net cash flows from financing activities” inflows of $4.659 billion and $1.499 billion, respectively.

The net cash inflows in 2021 primarily related to $2.737 billion in net proceeds from the issuance of our 5 1/4% Senior Secured Notes due 2026, $2.488 billion in net proceeds from the issuance of our 5 3/4% Senior Secured Notes due 2028, $1.490 billion in net proceeds from the issuance of our 5 1/8% Senior Notes due 2029, partially offset by the repurchases and redemption of our 6 3/4% Senior Notes due 2021 with an aggregate principal balance of $2.0 billion.

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

In addition to fluctuations resulting from changes in operating assets and liabilities, free cash flow can vary significantly from period to period depending upon, among other things, subscriber additions (losses), service revenue, subscriber churn, subscriber acquisition and retention costs including amounts capitalized under our equipment lease programs for DISH TV subscribers, operating efficiencies, increases or decreases in purchases of property and equipment, expenditures related to our 5G Network Deployment and other factors.

The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Years Ended December 31,
	2021	2020	2019

	(In thousands)
Net cash flows from operating activities	$4,031,251	$3,311,776	$2,662,401
Purchases of property and equipment (including capitalized interest related to FCC authorizations)	(1,963,527)	(1,192,506)	(1,482,448)
Free cash flow	$2,067,724	$2,119,270	$1,179,953

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

There are a number of factors that impact our future cash flow compared to the cash flow we generate at a given point in time.  The first factor is our churn rate and how successful we are at retaining our current subscribers.  To the extent we lose subscribers from our existing base, the positive cash flow from that base is correspondingly reduced.  The second factor is how successful we are at maintaining our service margins.  To the extent our “Cost of services” grow faster than our “Service revenue,” the amount of cash flow that is generated per existing subscriber is reduced.  Our Pay-TV service margins have been reduced by, among other things, a shift to lower priced Pay-TV programming packages and higher programming costs.  Our Retail Wireless service margins are impacted by our MNSA agreement with T-Mobile and our NSA agreement with AT&T and the speed with which we are able to convert retail Wireless subscribers onto our 5G Network once operational.  The third factor is the rate at which we acquire new subscribers.  The faster we acquire new subscribers, the more our positive ongoing cash flow from existing subscribers is offset by the negative upfront cash flow associated with acquiring new subscribers.  Conversely, the slower we acquire subscribers, the more our operating cash flow is enhanced in that period.  Finally, our future cash flow is impacted by the rate at which we complete our 5G Network Deployment, incur litigation expense, and any cash flow from financing activities.  We anticipate expenditures for our 5G Network Deployment to increase substantially during 2022 and in future periods. As a result, our current cash flow is not necessarily indicative of our future cash flows. In addition, declines in our Pay-TV and retail Wireless subscriber base and any decrease in subscriber related-margins negatively impact our cash flow, and there can be no assurances that our subscriber declines will not continue.

Subscriber Base – Pay TV Segment and Retail Wireless Business Unit

See “Results of Operations” above for further information.

Subscriber Acquisition and Retention Costs

We incur significant upfront costs to acquire Pay-TV and retail Wireless subscribers, including advertising, independent third-party retailer incentives, payments made to third-parties, equipment and wireless device subsidies, installation services, and/or new customer promotions. While we attempt to recoup these upfront costs over the lives of their subscription, there can be no assurance that we will be successful in achieving that objective. With respect to our DISH TV services, we employ business rules such as minimum credit requirements for prospective customers and contractual commitments to receive service for a minimum term. We strive to provide outstanding customer service to increase the likelihood of customers keeping their Pay-TV services over longer periods of time. Subscriber acquisition costs for SLING TV subscribers are significantly lower than those for DISH TV subscribers. Our subscriber acquisition costs may vary significantly from period to period.

We incur significant costs to retain our existing DISH TV subscribers, generally as a result of upgrading their equipment to next generation receivers, primarily including our Hopper® receivers, and by providing retention credits. As with our subscriber acquisition costs, our retention upgrade spending includes the cost of equipment and installation services. In certain circumstances, we also offer programming at no additional charge and/or promotional pricing for limited periods to existing customers in exchange for a contractual commitment to receive service for a minimum term. A component of our retention efforts includes the installation of equipment for customers who move. Retention costs for retail Wireless subscribers are primarily related to promotional pricing on upgraded wireless devices for qualified existing subscribers. Our DISH TV subscriber retention costs may vary significantly from period to period.

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

Our net SLING TV subscriber additions are impacted by, among other things, certain major sporting events and other major television events. The first and third quarters generally produce higher gross new retail Wireless subscriber activations. Due to the COVID-19 pandemic the historical trends discussed above, for net DISH TV subscriber additions, net SLING TV subscriber additions and gross new retail Wireless subscriber activations, may not be indicative of future trends.

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

Stock Repurchases

Our Board of Directors previously authorized stock repurchases of up to $1.0 billion of our outstanding Class A common stock. On November 1, 2021, our Board of Directors extended this authorization such that we are currently authorized to repurchase up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2022. As of December 31, 2021, we may repurchase up to $1.0 billion under this program. During the years ended December 31, 2021, 2020 and 2019, there were no repurchases of our Class A common stock.

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

Obligations and Future Capital Requirements

Contractual Obligations

See Note 16 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Future Capital Requirements

We expect to fund our future working capital, capital expenditures, other investments, and debt service requirements from cash generated from operations, existing cash, restricted cash, cash equivalents and marketable investment securities balances, and cash generated through raising additional capital. We will need to make significant additional investments to, among other things, complete our 5G Network Deployment and further commercialize, build-out and integrate our wireless spectrum licenses and related assets. The amount of capital required to fund our future working capital, capital expenditure and other investment needs varies, depending on, among other things, the rate at which we deploy our 5G network, the purchase of additional wireless spectrum licenses and the rate at which we acquire new subscribers and the cost of subscriber acquisition and retention, including capitalized costs associated with our new and existing subscriber equipment lease programs.

Certain of our capital expenditures for 2022 are expected to be driven by the rate at which we deploy our 5G network as well as costs associated with subscriber premises equipment. These expenditures are necessary for the deployment of our 5G network as well as to operate and maintain our DISH TV services. Consequently, we consider them to be non-discretionary. Our capital expenditures vary depending on the number of satellites leased or under construction at any point in time and could increase materially as a result of increased competition, significant satellite failures, or economic weakness and uncertainty. Our DISH TV subscriber base has been declining and there can be no assurance that our DISH TV subscriber base will not continue to decline and that the pace of such decline will not accelerate. In the event that our DISH TV subscriber base continues to decline, it will have a material adverse long-term effect on our cash flow. In addition, the Northstar and SNR Operative Agreements, as amended, provide for, among other things, the SNR Put Right and the Northstar Put Right for a purchase price that equals the equity contribution to Northstar Spectrum and SNR HoldCo, respectively, plus a fixed annual rate of return. During the fourth quarter of 2021 the SNR Put Right was exercised. As of December 31, 2021, the aggregate value of Northstar Manager’s ownership interest in Northstar Spectrum and SNR Management’s ownership interest in SNR HoldCo was $395 million, recorded as “Redeemable noncontrolling interests” on our Consolidated Balance Sheets.

We expect to incur significant capital expenditures in 2022 related to our 5G Network Deployment, including capital expenditures associated with our 5G Network Deployment, and the potential purchase of additional wireless spectrum licenses. The amount of capital required will also depend on the levels of investment necessary to support potential strategic initiatives that may arise from time to time. These factors, including a reduction in our available future cash flows, could require that we raise additional capital in the future.

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

Indefinite-Lived Intangible Assets

Valuation of intangible assets with indefinite lives. We evaluate the carrying amount of intangible assets with indefinite lives annually, and also when events and circumstances warrant.

Wireless Spectrum Licenses. During 2021, we acquired the 3550-3650 MHz (CBRS) and 3.7-3.98 GHz wireless licenses, together (the “C-Band Licenses”). During 2020, we acquired the 37 GHz, 39 GHz, and 47 GHz wireless licenses and during 2019, we acquired the 24 GHz and 28 GHz wireless licenses, together (the “High-Band Licenses”). In 2021, we combined our 600 MHz, 700 MHz, AWS-4, H Block, High-Band Licenses, C-Band Licenses and the Northstar Licenses and SNR Licenses into a single unit of accounting. In 2020 and 2019, we combined our 600 MHz, 700 MHz, AWS-4, H Block, and the Northstar Licenses and SNR Licenses into a single unit of accounting, excluding the High-Band Licenses. In 2021, 2020 and 2019, management performed a qualitative assessment to determine whether it is more likely than not that the fair value of these licenses exceed the carrying amount. In our assessment, we considered several factors, including, among other things, the projected financial performance of our Wireless segment, the business enterprise value of our Wireless segment, and market transactions for wireless spectrum licenses including auction results. In assessing these factors, we considered both macroeconomic conditions and industry and market conditions. In contemplating all factors in their totality, we concluded that it is more likely than not that the fair value of these licenses exceeds their carrying amount.

During 2020, our 37 GHz, 39 GHz, and 47 GHz wireless spectrum licenses were assessed as a single unit of accounting. These licenses were purchased during 2020 through our participation in Auction 103. For 2020, management’s assessment of the fair value of these licenses was determined based on the auction results.

During 2019, our 24 GHz and 28 GHz wireless spectrum licenses were assessed as a single unit of accounting. These licenses were purchased during the fourth quarter 2019 through our participation in Auction 101 and Auction 102. For 2019, management’s assessment of the fair value of these licenses was determined based on the auction results.

During 2021, 2020, and 2019, our multichannel video distribution and data service (“MVDDS”) wireless spectrum licenses were assessed as a single unit of accounting.  For 2021, 2020 and 2019, management assessed these licenses qualitatively. Our qualitative assessment focused on recent auction results and historical market activity. We concluded that it is more likely than not that the fair value of these licenses exceeded their carrying amount.

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

Although we believe our assumptions, judgments and estimates are reasonable, changes in tax laws or our interpretation of tax laws and the resolution of any tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements.

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

Cash, Cash Equivalents and Current Marketable Investment Securities

As of December 31, 2021, our cash, cash equivalents and current marketable investment securities had a fair value of $5.404 billion. Of that amount, a total of $5.402 billion was invested in: (a) cash; (b) money market funds; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, continue investing in our business, pursue acquisitions and other strategic transactions, fund ongoing operations, repay debt obligations and expand our business. Consequently, the size of this portfolio can fluctuate significantly as cash is received and used in our business for these or other purposes. The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would affect the fair value of our cash, cash equivalents and current marketable investment securities portfolio; however, we normally hold these investments to maturity. Based on our December 31, 2021 current non-strategic investment portfolio of $5.402 billion, a hypothetical 10% change in average interest rates would not have a material impact on the fair value due to the limited duration of our investments.

Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the year ended December 31, 2021 of 0.2%. A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature. A hypothetical 10% decrease in average interest rates during 2021 would result in a decrease of approximately $1 million in annual interest income.

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of December 31, 2021, we had $5.335 billion of restricted cash and marketable investment securities invested in: (a) cash; (b) money market funds; (c) debt instruments of the United States Government and its agencies; and/or (d) instruments with similar risk, duration and credit quality characteristics to commercial paper. Based on our December 31, 2021 investment portfolio, a hypothetical 10% increase in average interest rates would not have a material impact on the fair value of our restricted cash and marketable investment securities.

Long-Term Debt

As of December 31, 2021, we had long-term debt of $21.387 billion, excluding finance lease obligations and unamortized deferred financing costs and debt discounts, on our Consolidated Balance Sheets. We estimated the fair value of this debt to be approximately $21.425 billion using quoted market prices. The fair value of our debt is affected by fluctuations in interest rates. A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $243 million. To the extent interest rates increase, our future costs of financing would increase at the time of any future financings. As of December 31, 2021, all of our long-term debt consisted of fixed rate indebtedness.

Derivative Financial Instruments

From time to time, we invest in speculative financial instruments, including derivatives. As of December 31, 2021, we did not hold any material derivative financial instruments other than the option to purchase certain T-Mobile’s 800 MHz spectrum licenses under the Spectrum Purchase Agreement. See Note 7 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

The information required by this Item with respect to the identity and business experience of our executive officers is set forth under the caption “Executive Officers of the Registrant” in this Annual Report on Form 10-K

Item 11. EXECUTIVE COMPENSATION

The information required by this Item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

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

4.3*

Indenture, relating to the 5% Senior Notes due 2023, dated as of December 27, 2012 among DISH DBS Corporation, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed December 27, 2012).

4.4*

Indenture, relating to the 5 7/8% Senior Notes due 2024, dated as of November 20, 2014 among DISH DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed November 21, 2014).

4.5*

Indenture, relating to the 7 3/4% Senior Notes due 2026, dated as of June 13, 2016, among DISH DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed June 13, 2016).

4.6*

Indenture, relating to the 2 3/8% Convertible Notes due 2024, dated as of March 17, 2017, by and between DISH Network Corporation and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8 K of DISH Network Corporation filed March 20, 2017).

4.7*

Indenture, relating to the 3 3/8% Convertible Notes due 2026, dated as of August 8, 2016, by and between DISH Network Corporation and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed August 8, 2016).

4.8*	Supplemental Indenture relating to the 5 7/8% Senior Notes due 2022 (incorporated by reference from Exhibit 4.13 to the Annual Report on Form 10-K of DISH DBS Corporation filed March 29, 2018).

4.9*	Supplemental Indenture relating to the 5% Senior Notes due 2023 (incorporated by reference from Exhibit 4.14 to the Annual Report on Form 10-K of DISH DBS Corporation filed March 29, 2018).

4.10*	Supplemental Indenture relating to the 5 7/8% Senior Notes due 2024 (incorporated by reference from Exhibit 4.15 to the Annual Report on Form 10-K of DISH DBS Corporation filed March 29, 2018).

4.11*	Supplemental Indenture relating to the 7 3/4% Senior Notes due 2026 (incorporated by reference from Exhibit 4.16 to the Annual Report on Form 10-K of DISH DBS Corporation filed March 29, 2018).

4.12*	Description of Securities (incorporated by reference from Exhibit 4.16 to the Annual Report on Form 10-K of DISH Network Corporation filed February 19, 2020).

4.13*

Indenture, relating to the 7 3/8% Senior Notes due 2028, dated as of July 1, 2020, among DISH DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed July 1, 2020).

4.14*

Indenture, relating to the 0% Convertible Notes due 2025, dated as of December 21, 2020, by and between DISH Network Corporation and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed December 22, 2020).

4.15*

Indenture, relating to the 5 1/8% Senior Notes due 2029, dated as of May 24, 2021 among DISH DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank, National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed May 24, 2021).

4.16*

Indenture, relating to the 5 1/4% Senior Secured Notes due 2026 and the 5 3/4% Senior Secured Notes due 2028, dated as of November 26, 2021, among DISH DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank National Association, as Trustee and Collateral Agent (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed November 26, 2021).

4.17*

Security Agreement, dated as of November 26, 2021, among DISH DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank National Association, as Collateral Agent (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K of DISH Network Corporation filed November 26, 2021).

4.18*

Loan and Security Agreement, dated as of November 26, 2021, between DISH DBS Corporation and DISH Network Corporation (incorporated by reference from Exhibit 4.3 to the Current Report on Form 8-K of DISH Network Corporation filed November 26, 2021).

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

10.54*

Purchase Agreement dated December 30, 2020, by and among American AWS-3 Wireless II L.L.C., Northstar Manager, LLC and Northstar Spectrum, LLC (incorporated by reference from Exhibit 10.54 to the Annual Report on Form 10-K of DISH Network Corporation filed February 22, 2021).

10.55*

Network Services Agreement, dated as of July 14, 2021, by and among DISH Wireless L.L.C. and AT&T Mobility LLC (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation filed November 4, 2021).***

99.1*	Department of Justice CDMA Letter to Defendants dated July 9, 2021 (incorporated by reference from Exhibit 99.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation filed August 9, 2021).

21◻	Subsidiaries of DISH Network Corporation.

23◻	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24◻	Power of Attorney authorizing Timothy A. Messner as signatory for Charles W. Ergen, Kathleen Q. Abernathy, George R. Brokaw, James DeFranco, Cantey M. Ergen, Tom A. Ortolf and Joseph T. Proietti. .

31.1◻	Section 302 Certification of Chief Executive Officer.

31.2◻	Section 302 Certification of Chief Financial Officer.

32.1◻	Section 906 Certification of Chief Executive Officer.

32.2◻	Section 906 Certification of Chief Financial Officer.
101 ◻

The following materials from the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2021, filed on February 24, 2022, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statement of Changes in Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

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

Date: February 24, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. Erik Carlson	President and Chief Executive Officer and Director	February 24, 2022
W. Erik Carlson	(Principal Executive Officer)

/s/ Paul W. Orban	Executive Vice President and Chief Financial Officer	February 24, 2022
Paul W. Orban	(Principal Financial Officer)

/s/ James S. Allen	Senior Vice President and Chief Accounting Officer	February 24, 2022
James S. Allen	(Principal Accounting Officer)

*	Chairman	February 24, 2022
Charles W. Ergen

*	Director	February 24, 2022
Kathleen Q. Abernathy

*	Director	February 24, 2022
George R. Brokaw

*	Director	February 24, 2022
James DeFranco

*	Director	February 24, 2022
Cantey M. Ergen

*	Director	February 24, 2022
Tom A. Ortolf

*	Director	February 24, 2022
Joseph T. Proietti

* By:	/s/ Timothy A. Messner
Timothy A. Messner
Attorney-in-Fact

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
DISH Network Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of DISH Network Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Sufficiency of audit evidence over revenue

As discussed in Notes 17 to the consolidated financial statements, the Company had $17.9 billion in revenue for the year ended December 31, 2021, of which $12.9 billion was Pay-TV related and $5.0 billion was Wireless related. Both categories of revenue have multiple revenue streams and the Company’s processes and information technology (IT) systems differ between each revenue stream.

We identified the evaluation of sufficiency of audit evidence over certain revenue streams as a critical audit matter. The number of revenue streams and the revenue-related IT applications required a high-degree of auditor judgment to evaluate the sufficiency of audit evidence over revenue. Subjective auditor judgment was required to evaluate that accurate revenue data was captured and aggregated throughout these various IT applications. Additionally, IT professionals with specialized skills and knowledge were required to evaluate the nature and extent of evidence obtained over certain revenue streams.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over revenue. For each revenue stream where procedures were performed, we evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s revenue recognition process, including accurate recording of revenue. We also evaluated the design and tested the operating effectiveness of certain general IT and application controls. We involved IT professionals with specialized skills and knowledge, who assisted in testing certain IT applications used by the Company in its revenue recognition processes and the transfer of relevant revenue data between certain systems used in the revenue recognition processes.  For certain revenue streams, we assessed the recorded revenue by comparing total cash received during the year, adjusted for reconciling items, to the revenue recognized.  Such assessment also evaluated the relevance and reliability of reconciling items to underlying documentation, including the changes in accounts receivable and deferred revenue.

We evaluated the sufficiency of audit evidence obtained by assessing the results of the procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Denver, Colorado

February 23, 2022

4

DISH NETWORK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	As of December 31,
	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$2,428,188	$3,370,092
Marketable investment securities	2,975,518	362,953
Trade accounts receivable, net of allowance for credit losses of $38,534 and $72,278, respectively	942,561	1,104,202
Inventory	534,937	380,349
Other current assets	641,978	1,804,562
Total current assets	7,523,182	7,022,158

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	5,334,768	108,369
Property and equipment, net	3,257,787	2,182,333
FCC authorizations	28,632,665	26,903,939
Other investment securities	150,941	149,706
Operating lease assets	1,493,410	104,271
Other noncurrent assets, net	934,293	1,009,045
Intangible assets, net	674,679	760,126
Total noncurrent assets	40,478,543	31,217,789
Total assets	$48,001,725	$38,239,947

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Trade accounts payable	$848,224	$395,397
Deferred revenue and other	761,347	855,718
Accrued programming	1,376,770	1,388,407
Accrued interest	288,308	264,118
Other accrued expenses	1,179,427	1,095,486
Current portion of long-term debt and finance lease obligations	2,061,810	2,085,620
Total current liabilities	6,515,886	6,084,746

Long-Term Obligations, Net of Current Portion:
Long-term debt and finance lease obligations, net of current portion (Note 11)	19,355,206	13,616,408
Deferred tax liabilities	4,226,266	3,869,570
Operating lease liabilities	1,453,395	63,526
Long-term deferred revenue and other long-term liabilities	527,859	474,404
Total long-term obligations, net of current portion	25,562,726	18,023,908
Total liabilities	32,078,612	24,108,654

Commitments and Contingencies (Note 16)

Redeemable noncontrolling interests (Note 2)	395,222	350,648

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 290,529,607 and 287,720,957 shares issued and outstanding, respectively	2,905	2,877
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Additional paid-in capital	4,735,484	5,400,774
Accumulated other comprehensive income (loss)	281	(855)
Accumulated earnings (deficit)	10,785,617	8,374,975
Total DISH Network stockholders’ equity (deficit)	15,526,671	13,780,155
Noncontrolling interests	1,220	490
Total stockholders’ equity (deficit)	15,527,891	13,780,645
Total liabilities and stockholders’ equity (deficit)	$48,001,725	$38,239,947

The accompanying notes are an integral part of these consolidated financial statements.

DISH NETWORK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	2021	2020	2019
Revenue:
Service revenue	$16,890,729	$14,846,024	$12,616,442
Equipment sales and other revenue	990,377	647,411	191,242
Total revenue	17,881,106	15,493,435	12,807,684

Costs and Expenses (exclusive of depreciation):
Cost of services	10,185,942	9,094,007	8,377,341
Cost of sales - equipment and other	1,552,341	939,721	192,821
Selling, general and administrative expenses	2,214,936	1,806,122	1,728,069
Impairment of long-lived assets (Note 2)	—	356,418	—
Depreciation and amortization	724,852	714,552	630,577
Total costs and expenses	14,678,071	12,910,820	10,928,808

Operating income (loss)	3,203,035	2,582,615	1,878,876

Other Income (Expense):
Interest income	11,338	22,734	77,214
Interest expense, net of amounts capitalized	(16,174)	(12,974)	(23,687)
Other, net	20,557	(20,164)	11,524
Total other income (expense)	15,721	(10,404)	65,051

Income (loss) before income taxes	3,218,756	2,572,211	1,943,927
Income tax (provision) benefit, net	(762,810)	(698,275)	(451,358)
Net income (loss)	2,455,946	1,873,936	1,492,569
Less: Net income (loss) attributable to noncontrolling interests, net of tax	45,304	111,263	93,057
Net income (loss) attributable to DISH Network	$2,410,642	$1,762,673	$1,399,512

Weighted-average common shares outstanding - Class A and B common stock:
Basic	527,844	524,761	479,657
Diluted	636,063	584,360	537,964

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$4.57	$3.36	$2.92
Diluted net income (loss) per share attributable to DISH Network	$3.79	$3.02	$2.60

Comprehensive Income (Loss):
Net income (loss)	$2,455,946	$1,873,936	$1,492,569
Other comprehensive income (loss):
Foreign currency translation adjustments	1,787	(827)	223
Unrealized holding gains (losses) on available-for-sale debt securities	(208)	(29)	1,127
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(13)	(62)	(299)
Deferred income tax (expense) benefit, net	(430)	81	(195)
Total other comprehensive income (loss), net of tax	1,136	(837)	856
Comprehensive income (loss)	2,457,082	1,873,099	1,493,425
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	45,304	111,263	93,057
Comprehensive income (loss) attributable to DISH Network	$2,411,778	$1,761,836	$1,400,368

The accompanying notes are an integral part of these consolidated financial statements.

DISH NETWORK CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

			Accumulated
	Class A and B	Additional	Other	Accumulated			Redeemable
	Common	Paid-In	Comprehensive	Earnings	Noncontrolling		Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Interests	Total	Interests
Balance, December 31, 2018	$4,679	$3,379,093	$(874)	$5,212,790	$(1,499)	$8,594,189	$460,068
Issuance of Class A common stock:
Exercise of stock awards	7	19,361	—	—	—	19,368	—
Employee benefits	11	26,993	—	—	—	27,004	—
Employee Stock Purchase Plan	6	17,061	—	—	—	17,067	—
Non-cash, stock-based compensation	—	14,262	—	—	—	14,262	—
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	828	—	—	828	—
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	(195)	—	—	(195)	—
Foreign currency translation	—	—	223	—	—	223	—
Master Transaction Agreement, net of deferred tax of $166,161	229	496,916	—	—	—	497,145	—
Stock Rights Offering	298	998,110	—	—	—	998,408	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	1,050	1,050	92,007
Net income (loss) attributable to DISH Network	—	—	—	1,399,512	—	1,399,512	—
Other	—	(4,789)	—	—	—	(4,789)	—
Balance, December 31, 2019	$5,230	$4,947,007	$(18)	$6,612,302	$(449)	$11,564,072	$552,075
Issuance of Class A common stock:
Exercise of stock awards	15	9,425	—	—	—	9,440	—
Employee benefits	8	28,293	—	—	—	28,301	—
Employee Stock Purchase Plan	8	17,966	—	—	—	17,974	—
Non-cash, stock-based compensation	—	64,954	—	—	—	64,954	—
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	(91)	—	—	(91)	—
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	81	—	—	81	—
Foreign currency translation	—	—	(827)	—	—	(827)	—
Initial equity component of our 0% convertibles due 2025, net of deferred taxes of $99,823	—	329,409	—	—	—	329,409	—
Northstar Spectrum LLC Purchase Agreement	—	—	—	—	—	—	(311,735)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	955	955	110,308
Net income (loss) attributable to DISH Network	—	—	—	1,762,673	—	1,762,673	—
Other	—	3,720	—	—	(16)	3,704	—
Balance, December 31, 2020	$5,261	$5,400,774	$(855)	$8,374,975	$490	$13,780,645	$350,648
Issuance of Class A common stock:
Exercise of stock awards	13	40,551	—	—	—	40,564	—
Employee benefits	9	30,312	—	—	—	30,321	—
Employee Stock Purchase Plan	6	17,733	—	—	—	17,739	—
Non-cash, stock-based compensation	—	51,680	—	—	—	51,680	—
Convertible debt reclassified per ASU 2020-06, net of deferred taxes of $245,778 (Note 2)	—	(805,566)	—	—	—	(805,566)	—
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	(221)	—	—	(221)	—
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	(430)	—	—	(430)	—
Foreign currency translation	—	—	1,787	—	—	1,787	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	730	730	44,574
Net income (loss) attributable to DISH Network	—	—	—	2,410,642	—	2,410,642	—
Balance, December 31, 2021	$5,289	$4,735,484	$281	$10,785,617	$1,220	$15,527,891	$395,222

The accompanying notes are an integral part of these consolidated financial statements.

DISH NETWORK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2021	2020	2019
Cash Flows From Operating Activities:
Net income (loss)	$2,455,946	$1,873,936	$1,492,569
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	724,852	714,552	630,577
Impairment of long-lived assets (Note 2)	—	356,418	—
Realized and unrealized losses (gains) on investments and derivatives and other	19,724	21,822	(4,121)
Non-cash, stock-based compensation	51,680	64,954	14,262
Deferred tax expense (benefit)	602,044	899,173	228,250
Changes in allowance for credit losses and allowance for doubtful accounts, respectively	(33,836)	28,622	2,314
Change in long-term deferred revenue and other long-term liabilities	(1,400)	(244,660)	228,557
Other, net	98,278	4,735	92,471
Changes in current assets and current liabilities, net
Trade accounts receivable	209,456	(25,172)	49,183
Prepaid and accrued income taxes	81,197	(84,633)	50,101
Inventory	(167,985)	58,291	(79,542)
Other current assets	(62,356)	(271,227)	67,398
Trade accounts payable	101,034	73,268	46,892
Deferred revenue and other	(98,808)	(499)	26,172
Accrued programming and other accrued expenses	51,425	(157,804)	(182,682)
Net cash flows from operating activities	4,031,251	3,311,776	2,662,401

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(4,687,033)	(1,902,599)	(1,029,858)
Sales and maturities of marketable investment securities	2,069,343	1,944,748	1,799,966
Purchases of property and equipment	(1,185,642)	(413,302)	(581,081)
Capitalized interest related to FCC authorizations (Note 2)	(777,885)	(779,204)	(901,367)
Refund of FCC authorization deposit (Note 16)	337,490	—	—
Purchases of FCC authorizations, including deposits	(122,657)	(1,387,542)	(12,155)
Boost Mobile Acquisition (Note 6)	—	(1,312,500)	—
Other, net	(44,029)	(11,173)	6,659
Net cash flows from investing activities	(4,410,413)	(3,861,572)	(717,836)

Cash Flows From Financing Activities:
Repayment of long-term debt and finance lease obligations	(89,876)	(100,536)	(41,548)
Redemption and repurchases of senior notes	(2,000,000)	(1,100,000)	(1,317,372)
Northstar Spectrum LLC Purchase Agreement	—	(311,735)	—
Proceeds from issuance of senior notes	6,750,000	1,000,000	—
Proceeds from issuance of convertible notes	—	2,000,000	—
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	58,303	27,414	36,435
Stock Rights Offering	—	—	998,408
Debt issuance costs	(34,459)	(15,675)	—
Other, net	(24,540)	2	(4,092)
Net cash flows from financing activities	4,659,428	1,499,470	(328,169)

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	4,280,266	949,674	1,616,396
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 7)	3,453,994	2,504,320	887,924
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 7)	$7,734,260	$3,453,994	$2,504,320

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

Pay-TV

We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“SLING TV”). As of December 31, 2021, we had 10.707 million Pay-TV subscribers in the United States, including 8.221 million DISH TV subscribers and 2.486 million SLING TV subscribers.

Wireless – Retail Wireless

We entered the retail wireless business in 2020 as a result of the Boost Mobile Acquisition and the Ting Mobile Acquisition and we expanded the business in 2021 through the Republic Wireless Acquisition (each as defined below). See Note 6 for further information. We offer nationwide prepaid and postpaid retail wireless services to subscribers under our Boost Mobile, Ting Mobile, Republic Wireless and Gen Mobile brands, as well as a competitive portfolio of wireless devices. Prepaid wireless subscribers generally pay in advance for monthly access to wireless talk, text, and data services.  Postpaid wireless subscribers are qualified to pay after receiving wireless talk, text, and data services.  We are currently operating our Retail Wireless business unit as a mobile virtual network operator (“MVNO”) while we complete our 5G Network Deployment. On July 14, 2021, we entered into a ten-year Network Services Agreement (the “NSA”) with AT&T to provide us with network services. Under the NSA, we expect AT&T will become our primary network services provider.  As an MVNO, today we primarily depend on T-Mobile as well as AT&T to provide us with network services under the MNSA (as defined below) and NSA, respectively. We acquired over 9 million subscribers as a result of the Boost Mobile Acquisition, acquired over 200,000 subscribers as a result of the Ting Mobile Acquisition and acquired over 200,000 subscribers as a result of the Republic Wireless Acquisition. Our Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2021 and 2020 include the results of the Boost Mobile Acquisition from July 1, 2020, the Ting Mobile Acquisition from August 1, 2020 and the Republic Wireless Acquisition from May 1, 2021. As of December 31, 2021, we had 8.546 million retail Wireless subscribers.

Wireless – 5G Network Deployment

We have directly invested approximately $20 billion to acquire certain wireless spectrum licenses (including the 3.45-3.55 GHz band licenses purchased in the first quarter of 2022) and made over $10 billion in non-controlling investments in certain entities, for a total of approximately $30 billion. The $30 billion of investments related to wireless spectrum licenses does not include $6 billion of capitalized interest related to the carrying value of such licenses.  See Note 2 and Note 16 for further information.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DISH Network Spectrum

We have directly invested approximately $20 billion to acquire certain wireless spectrum licenses (including the 3.45-3.55 GHz band licenses purchased in the first quarter of 2022). These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. We plan to commercialize our wireless spectrum licenses through the completion of the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G network (our “5G Network Deployment”). We have committed to deploy a facilities-based 5G broadband network capable of serving increasingly larger portions of the U.S. population at different deadlines, including 20% of the U.S. population by June 2022 and 70% by June 2023.  We currently have over 50 markets under construction and completed a friendly user trial, drive testing and user equipment testing in Las Vegas during the fourth quarter of 2021. Our current construction is primarily focused on markets we intend to launch by June 2022 in conjunction with the 20% population coverage requirement.  However, we have also began construction of markets we intend to launch by June of 2023 that support the 70% population coverage requirement.

We will need to make significant additional investments or partner with others to, among other things, complete our 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as we complete our 5G Network Deployment we will incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure. We may also determine that additional wireless spectrum licenses may be required to complete our 5G Network Deployment and to compete with other wireless service providers. See Note 2 and Note 16 for further information.

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

Ting Mobile Acquisition

On August 1, 2020, we completed an asset purchase agreement with Tucows Inc. (“Tucows”) pursuant to which we purchased the assets of Ting Mobile, including over 200,000 Ting Mobile subscribers (the “Ting Mobile Acquisition”). In addition, we entered into a services agreement pursuant to which Tucows will act as a mobile virtual network enabler for certain of our retail Wireless subscribers. See Note 6 for further information.

Republic Wireless Acquisition

On May 1, 2021, we completed an asset purchase agreement with Republic Wireless Inc. (“Republic Wireless”) pursuant to which we purchased certain assets and assumed certain liabilities of Republic Wireless, including approximately 200,000 Wireless subscribers (the “Republic Wireless Acquisition”). See Note 6 for further information.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Redeemable Noncontrolling Interests

Northstar Wireless

Northstar Wireless is a wholly-owned subsidiary of Northstar Spectrum, which is an entity owned by Northstar Manager, LLC (“Northstar Manager”) and us. Under the applicable accounting guidance in ASC 810, Northstar Spectrum is considered a variable interest entity and, based on the characteristics of the structure of this entity and in accordance with the applicable accounting guidance, we consolidate Northstar Spectrum into our financial statements. The Northstar Operative Agreements, as amended, provide for, among other things, that Northstar Manager has the ability, but not the obligation, to require Northstar Spectrum to purchase Northstar Manager’s ownership interests in Northstar Spectrum (the “Northstar Put Right”) for a purchase price that equals its equity contribution to Northstar Spectrum plus a fixed annual rate of return. The First Northstar Put Window closed in the first quarter of 2021. The Second Northstar Put Window is currently open and expires on July 24, 2022. The value of the Northstar Put Right has accrued to approximately $86 million as of December 31, 2021.

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

SNR Wireless

SNR Wireless is a wholly-owned subsidiary of SNR HoldCo, which is an entity owned by SNR Wireless Management, LLC (“SNR Management”) and us. Under the applicable accounting guidance in ASC 810, SNR HoldCo is considered a variable interest entity and, based on the characteristics of the structure of this entity and in accordance with the applicable accounting guidance, we consolidate SNR HoldCo into our financial statements. The SNR Operative Agreements, as amended, provide for, among other things, that SNR Management has the ability, but not the obligation, to require SNR HoldCo to purchase SNR Management’s ownership interests in SNR HoldCo (the “SNR Put Right”) for a purchase price that equals its equity contribution to SNR HoldCo plus a fixed annual rate of return. The First SNR Put Window closed in the first quarter of 2021. On November 15, 2021, we, through our wholly-owned subsidiary American III received notice that SNR Management is exercising the SNR Put Right effective as of November 15, 2021. The consummation of the sale is subject to approval by the FCC, following our submission to the FCC, which we expect to file in the near-term. The value of the SNR Put Right has accrued to approximately $309 million as of December 31, 2021. If approved by the FCC, the sale will result in the elimination of all of our non-controlling interest as it related to SNR Wireless.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

As of December 31, 2021 and December 31, 2020, the aggregate value of Northstar Manager’s ownership interest in Northstar Spectrum and SNR Management’s ownership interest in SNR HoldCo was $395 million and $351 million, respectively, recorded as “Redeemable noncontrolling interests” on our Consolidated Balance Sheets.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period. Estimates are used in accounting for, among other things, allowances for credit losses (including those related to our installment billing programs), self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, the fair value of our option to purchase T-Mobile’s 800 MHz spectrum, relative standalone selling prices of performance obligations, finance leases, asset impairments, estimates of future cash flows used to evaluate and recognize impairments, useful lives of property, equipment and intangible assets, incremental borrowing rate (“IBR”) on lease right of use assets, nonrefundable upfront fees, independent third-party retailer incentives, programming expenses and subscriber lives. Economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above. Actual results may differ from previously estimated amounts, and such differences may be material to our consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

Cash and Cash Equivalents

We consider all liquid investments purchased with a remaining maturity of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents as of December 31, 2021 and 2020 may consist of money market funds, government bonds, corporate notes and commercial paper. The cost of these investments approximates their fair value.

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

We evaluate our debt investment portfolio to determine whether declines in the fair value of these securities are related to credit loss. Management estimates credit losses on marketable debt securities utilizing a credit loss impairment model on a quarterly basis. We estimate the expected credit losses, measured over the contractual life of marketable debt securities considering relevant issuer specific factors, including, but not limited to, a decrease in credit ratings or an entity’s ability to pay.

Trade Accounts Receivable

General Accounts Receivable

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

BoostUP! Receivable

We offer certain long-term subscribers of Boost Mobile the option to pay for their devices under an installment plan (“BoostUP!”), which is generally over a period of 18 months. The BoostUP! receivable is presented in our Consolidated Balance Sheets at its net realizable value, which is net of an allowance for credit losses. The allowance for credit losses is estimated based on among other factors, historical loss information and current economic conditions as well as forecasts of future economic conditions. As of December 31, 2021 and 2020, “Trade accounts receivable, net” on our Consolidated Balance Sheets includes $44 million and $114 million of BoostUP! receivables, net of allowance for credit losses of $5 million and $20 million, respectively.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Asset Retirement Obligation

We record an asset retirement obligation for the estimated fair value of legal obligations associated with the retirement of tangible long-lived assets and a corresponding increase in the carrying amount of the related asset in the period in which the obligation is incurred. In periods subsequent to initial measurement, we recognize changes in the liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate. Over time, the liability is accreted to its present value and the capitalized cost is depreciated over the estimated useful life of the asset. Our asset retirement obligations relate primarily to certain legal obligations to remediate leased property on our communication towers and are recorded in “Property and equipment, net” with the related liability recorded in “Long-term deferred revenue and other long-term liabilities” on our Consolidated Balance Sheets.

Derivative Instruments

We may purchase and hold derivative financial instruments for, among other reasons, strategic or speculative purposes. We record all derivative financial instruments on our Consolidated Balance Sheets at fair value as either assets or liabilities. Changes in the fair values of derivative financial instruments are recognized in our results of operations and included in “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss). We have not designated any derivative financial instrument for hedge accounting. As of December 31, 2021 and 2020, we did not hold any material derivative financial instruments.

In addition, we have the option to purchase certain of T-Mobile’s 800 MHz spectrum licenses from T-Mobile at a fixed price in the future as part of the Boost Mobile Acquisition. See Note 6 for further information. This instrument meets the definition of a derivative and was valued at its acquisition date fair value of $713 million. The derivative is remeasured quarterly. All changes in the derivative’s fair value are recorded in “Other, net” in our Consolidated Statements of Operations and Comprehensive Income (Loss).

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Impairment of Long-Lived Assets and Finite-Lived Intangible Assets

We review our long-lived assets and identifiable finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets that have finite lives are amortized over their estimated useful lives. For assets which are held and used in operations, the asset would be impaired if the carrying amount of the asset (or asset group) exceeded its undiscounted future net cash flows. Once an impairment is determined, the actual impairment recognized is the difference between the carrying amount and the fair value as estimated using one of the following approaches: income, cost and/or market. Assets which are to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

DBS Satellites

We currently evaluate our DBS satellite fleet for impairment as one asset group whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We do not believe any triggering event has occurred which would indicate impairment as of December 31, 2021 and 2020. We will continue to monitor the DBS satellite fleet for indicators of impairment.

AWS-4 Satellites

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

Narrowband IoT Network

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

Boost Mobile Intangible Assets

Intangible assets include subscriber relationships, the Boost Mobile tradename and certain below market contracts. The recorded fair value of intangible assets are amortized over their respective useful lives which range from one to ten years. We do not believe any triggering event has occurred which would indicate impairment as of December 31, 2021 and 2020.

Ting Mobile Intangible Assets

The fair value of the customer relationships and the trade name at the acquisition date of Ting Mobile are recorded in “Intangible assets” on our Consolidated Balance Sheets. These assets are amortized over their respective useful lives which range from two to ten years. We do not believe any triggering event has occurred which would indicate impairment as of December 31, 2021 and 2020.

Republic Wireless Intangible Assets

The fair value of the customer relationships and the trade name at the acquisition date of Republic Wireless are recorded in “Intangible assets” on our Consolidated Balance Sheets. These assets are amortized over their respective useful lives which range from one to eight years. We do not believe any triggering event has occurred which would indicate impairment as of December 31, 2021 and 2020.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DBS Licenses

We combine all of our indefinite-lived DBS licenses that we currently utilize or plan to utilize in the future into a single unit of accounting. For 2021, 2020 and 2019, management performed a qualitative assessment to determine whether it is more likely than not that the fair value of the DBS licenses exceeds the carrying amount. In our assessment, we considered several factors, including, among others, overall financial performance, industry and market considerations, and relevant company specific events. In contemplating all factors in their totality, we concluded that it is more likely than not that the fair value of the DBS licenses exceeds its carrying amount. As such, no further analysis was required.

Wireless Spectrum Licenses

During 2021, we acquired the 3550-3650 MHz (CBRS) and 3.7-3.98 GHz wireless licenses, together (the “C-Band Licenses”). During 2020, we acquired the 37 GHz, 39 GHz, and 47 GHz wireless licenses and during 2019, we acquired the 24 GHz and 28 GHz wireless licenses, together (the “High-Band Licenses”). In 2021, we combined our 600 MHz, 700 MHz, AWS-4, H Block, High-Band Licenses, C-Band Licenses and the Northstar Licenses and SNR Licenses into a single unit of accounting. In 2020 and 2019, we combined our 600 MHz, 700 MHz, AWS-4, H Block, and the Northstar Licenses and SNR Licenses into a single unit of accounting, excluding the High-Band Licenses. In 2021, 2020 and 2019, management performed a qualitative assessment to determine whether it is more likely than not that the fair value of these licenses exceed the carrying amount. In our assessment, we considered several factors, including, among other things, the projected financial performance of our Wireless segment, the business enterprise value of our Wireless segment, and market transactions for wireless spectrum licenses including auction results. In assessing these factors, we considered both macroeconomic conditions and industry and market conditions. In contemplating all factors in their totality, we concluded that it is more likely than not that the fair value of these licenses exceeds their carrying amount.

During 2020, our 37 GHz, 39 GHz, and 47 GHz wireless spectrum licenses were assessed as a single unit of accounting. These licenses were purchased during 2020 through our participation in Auction 103. For 2020, management’s assessment of the fair value of these licenses was determined based on the auction results.

During 2019, our 24 GHz and 28 GHz wireless spectrum licenses were assessed as a single unit of accounting. These licenses were purchased during the fourth quarter 2019 through our participation in Auction 101 and Auction 102. For 2019, management’s assessment of the fair value of these licenses was determined based on the auction results.

During 2021, 2020, and 2019, our multichannel video distribution and data service (“MVDDS”) wireless spectrum licenses were assessed as a single unit of accounting.  For 2021, 2020 and 2019, management assessed these licenses qualitatively. Our qualitative assessment focused on recent auction results and historical market activity. We concluded that it is more likely than not that the fair value of these licenses exceeded their carrying amount.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In conducting our annual impairment test for 2021, 2020 and 2019, we performed a qualitative assessment, which considered several factors, including, among others, macroeconomic conditions, industry and market conditions, and relevant company specific events and perception of the market.  In contemplating all factors in their totality, we determined that the fair value of our wireless segment, which consists of a single reporting unit, was in excess of the carrying amount.

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

We are currently preparing for the commercialization of our 5G Network Deployment. As a result, the interest expense related to the carrying amount of the 5G Network Deployment qualifying assets is being capitalized. The qualifying assets exceed the carrying value of our long-term debt and finance lease obligations, therefore materially all of our interest expense is being capitalized. However, as the qualifying assets are placed into service, we will cease to capitalize interest on those assets.

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

Acquired intangible assets other than goodwill are amortized over their estimated useful lives unless the lives are determined to be indefinite. Amortization of these intangible assets in general are recognized on a straight-line basis over an average finite useful life primarily ranging from approximately one to 20 years or in relation to the estimated discounted cash flows over the life of the intangible asset. See Note 6 for further information on the Boost Mobile Acquisition, Ting Mobile Acquisition and Republic Wireless Acquisition.

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

As of December 31, 2021 and 2020, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses) and current liabilities (excluding the “Current portion of long-term debt and finance lease obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates. See Note 7 for the fair value of our marketable investment securities and derivative instruments.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Convertible Long-Term Debt

Historically, for embedded conversion features, we valued and bifurcated the conversion option associated with convertible notes (the “equity component”) from the host debt instrument. The initial value of the equity component on the convertible notes was recorded in “Additional paid-in capital” within “Stockholders’ Equity (Deficit)” on our Consolidated Balance Sheets with the offset recorded as the debt discount. In accordance with ASU 2020-06 Debt – Debt with Conversion and Other Options and Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASU 2020-06”), which we adopted during the first quarter of 2021, the equity component related to our convertible notes of $1.051 billion has been reclassified from “Additional paid-in capital” within “Stockholders’ Equity (Deficit)” to “Long-term debt and finance lease obligations, net of current portion” and the associated deferred taxes of $246 million has been reclassified from “Additional paid-in capital” within “Stockholders’ Equity (Deficit)” to “Deferred tax liabilities” on our Consolidated Balance Sheets.

Deferred Debt Issuance Costs and Debt Discounts

Costs of issuing debt are generally deferred and amortized to interest expense using the effective interest rate method over the terms of the respective notes. Any debt discount is deferred and amortized to interest expense using the effective interest rate method over the terms of the respective notes.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Wireless Segment

Our Wireless segment revenue is primarily derived from providing wireless services and selling wireless devices to prepaid and postpaid subscribers. The majority of our subscribers are prepaid under the Boost Mobile and Gen Mobile brands with a smaller subset of postpaid subscribers serviced under the Ting Mobile and Republic Wireless brands. Prepaid subscribers prepay for their monthly service on a month-to-month contract. Postpaid subscribers are qualified to pay for their service after it has been provided. For both our prepaid and postpaid customers the contract term was determined to be one month.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Assets Recognized Related to the Costs to Obtain a Contract with a Subscriber

We recognize an asset for the incremental costs of obtaining a contract with a subscriber if we expect the benefit of those costs to be longer than one year.  We have determined that certain sales incentive programs in both our Pay-TV and Wireless segments, including those with our independent third-party retailers, meet the requirements to be capitalized, and payments made under these programs are capitalized and amortized to expense over the estimated subscriber life.  During the years ended December 31, 2021, 2020 and 2019, we capitalized $393 million, $316 million and $207 million, respectively, under these programs.  The amortization expense related to these programs was $391 million, $160 million and $76 million for the years ended December 31, 2021, 2020 and 2019, respectively.  As of December 31, 2021 and 2020, we had a total of $458 million and $456 million, respectively, capitalized on our Consolidated Balance Sheets. These amounts are capitalized in “Other current assets” and “Other noncurrent assets, net” on our Consolidated Balance Sheets, and then amortized in “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Right of use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent the present value of our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. When our leases do not provide an implicit rate, we use our IBR based on the information available at commencement date in determining the present value of lease payments. Our IBR is based on an estimated secured rate plus a credit spread as secured by our assets. The operating lease ROU asset also includes the impact of prepaid or deferred lease payments. The length of our lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Cost of Services

“Cost of services” on our Consolidated Statements of Operations and Comprehensive Income (Loss) principally includes Pay-TV programming expenses and other operating costs related to our Pay-TV segment and costs of wireless services (including costs incurred under the MNSA and NSA).

The cost of television programming distribution rights is generally incurred on a per subscriber basis and various upfront carriage payments are recognized when the related programming is distributed to subscribers. Long-term flat rate programming contracts are generally charged to expense using the straight-line method over the term of the agreement. The cost of television programming rights to distribute live sporting events for a season or tournament is charged to expense using the straight-line method over the course of the season or tournament. Costs incurred under the MNSA and NSA are recognized as the services are performed or as incurred.

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

Advertising Costs

We recognize advertising expense when incurred as a component of “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss). Advertising expenses totaled $535 million, $528 million and $520 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Research and Development

Research and development costs are expensed as incurred and are included as a component of “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss). Research and development costs totaled $29 million, $24 million and $21 million for the years ended December 31, 2021, 2020 and 2019, respectively.

New Accounting Pronouncements

We do not expect that any recently issued accounting pronouncements will have a material effect on our consolidated financial statements.

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

The following table presents EPS amounts for all periods and the basic and diluted weighted-average shares outstanding used in the calculation.

	For the Years Ended December 31,
	2021	2020	2019

	(In thousands, except per share amounts)
Net income (loss)	$2,455,946	$1,873,936	$1,492,569
Less: Net income (loss) attributable to noncontrolling interests, net of tax	45,304	111,263	93,057
Net income (loss) attributable to DISH Network - Basic	2,410,642	1,762,673	1,399,512
Interest on dilutive Convertible Notes, net of tax (1)	—	—	—
Net income (loss) attributable to DISH Network - Diluted	$2,410,642	$1,762,673	$1,399,512

Weighted-average common shares outstanding - Class A and B common stock:
Basic (2)	527,844	524,761	479,657
Dilutive impact of Convertible Notes (3)	107,016	59,526	58,192
Dilutive impact of stock awards outstanding	1,203	73	115
Diluted	636,063	584,360	537,964

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$4.57	$3.36	$2.92
Diluted net income (loss) per share attributable to DISH Network	$3.79	$3.02	$2.60

(1)	For the years ended December 31, 2021, 2020 and 2019, materially all of our interest expense was capitalized. See Note 2 for further information.
(2)	The 2020 increase primarily resulted from the Master Transaction Agreement, as discussed in Note 20, and the stock rights offering as discussed in Note 13.
(3)	The impact of the potential dilution from conversion of our 0% Convertible Notes due 2025, as discussed above, is included assuming conversion as of the December 21, 2020 issuance date into approximately 48.8 million shares of our Class A common stock.

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

	As of December 31,
	2021	2020	2019

	(In thousands)
Anti-dilutive stock awards	7,582	9,083	5,471
Performance/market based options (1)	13,954	17,403	7,966
Restricted Performance Units/Awards	1,331	1,755	1,484
Common stock warrants	46,029	46,029	46,029
Total	68,896	74,270	60,950

(1)	The increase primarily resulted from the grant of the Ergen 2020 Performance Award during the fourth quarter of 2020. As of December 31, 2021, approximately 20% of the Ergen 2020 Performance Award had vested. See Note 15 for further information.

4.     Supplemental Data - Statements of Cash Flows

The following table presents certain supplemental cash flow and other non-cash data. See Note 10 for supplemental cash flow and non-cash data related to leases.

	For the Years Ended December 31,
	2021	2020	2019

	(In thousands)
Cash paid for interest (including capitalized interest)	$781,874	$778,448	$900,125
Cash received for interest	5,455	5,945	40,795
Cash paid for income taxes	212,491	150,885	30,552
Capitalized interest (1)	821,455	924,644	980,299
Initial equity component of our 0% Convertible Notes due 2025, net of deferred taxes of $99,823	—	329,409	—
Master Transaction Agreement, net of deferred tax of $166,161 (2)	—	—	497,145
Employee benefits paid in Class A common stock	30,321	28,301	27,004
Convertible debt reclassified per ASU 2020-06 (1)	1,051,344	—	—
Deferred taxes reclassified per ASU 2020-06 (1)	245,778	—	—
Vendor financing	26,627	74,895	—
FCC licenses reclassification (3)	915,449	—	—
Purchases of wireless equipment	449,093	3,680	—

(1)	See Note 2 for further information.
(2)	See Note 20 for further information.
(3)	See Note 16 for further information.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

5.     Other Comprehensive Income (Loss)

The following table presents the tax effect on each component of “Other comprehensive income (loss).”

	For the Years Ended December 31,
	2021			2020			2019
	Before	Tax	Net	Before	Tax	Net	Before	Tax	Net
	Tax	(Expense)	of Tax	Tax	(Expense)	of Tax	Tax	(Expense)	of Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount	Amount	Benefit	Amount

	(In thousands)
Foreign currency translation adjustments	$1,787	$(482)	$1,305	$(827)	$61	$(766)	$223	$—	$223
Unrealized holding gains (losses) on available-for-sale securities	(208)	49	(159)	(29)	7	(22)	1,127	(265)	862
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(13)	3	(10)	(62)	13	(49)	(299)	70	(229)
Other comprehensive income (loss)	$1,566	$(430)	$1,136	$(918)	$81	$(837)	$1,051	$(195)	$856

The “Accumulated other comprehensive income (loss)” is detailed in the following table, net of tax:

	Foreign	Unrealized/
	Currency	Recognized
	Translation	Gains
Accumulated Other Comprehensive Income (Loss)	Adjustment	(Losses)	Total

	(In thousands)
Balance as of December 31, 2019	$(93)	$75	$(18)
Foreign currency translation adjustments	(766)	—	(766)
Other comprehensive income (loss) before reclassification	—	(22)	(22)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(49)	(49)
Balance as of December 31, 2020	$(859)	$4	$(855)
Foreign currency translation adjustments	1,305	—	1,305
Other comprehensive income (loss) before reclassification	—	(159)	(159)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(10)	(10)
Balance as of December 31, 2021	$446	$(165)	$281

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Consideration Transferred

The acquisition date fair value of consideration transferred in the Boost Mobile Acquisition totaled $1.346 billion, summarized in the following table:

As of July 1, 2020
(In thousands)
Cash consideration (1)	$1,400,000
Net working capital (2)	33,524
Other funding (3)	(87,500)
Total consideration transferred	$1,346,024

(1)	Represents agreed upon purchase price pursuant to the APA paid to T-Mobile on July 1, 2020.
(2)	Represents the assigned value of net working capital acquired under the APA. During the third quarter of 2021, we obtained a favorable determination pursuant to the arbitration procedures under our APA with T-Mobile with respect to the disputed net working capital items. The resulting changes in net working capital were recorded, with the offsetting $39 million gain recorded in “Other, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss) due to the expiration of the one-year window to finalize the purchase allocation.
(3)	Represents receipt of payment from Softbank in connection with the Boost Mobile Acquisition on July 1, 2020.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Inventory. Inventory assets include $142 million of wireless devices.

Intangible Assets and Goodwill. Intangible assets includes $458 million of subscriber relationships, the Boost Mobile tradename of $96 million and certain below market contracts for $37 million. The intangible assets will be amortized over their respective useful lives which range from one to ten years. Goodwill has an assigned value of $91 million, which represents the excess of the consideration transferred over the estimated fair values of assets acquired and liabilities assumed. The goodwill recognized includes, among other things, the assembled workforce of Boost Mobile and intangible assets that do not qualify for separate recognition. The goodwill resulting from the Boost Mobile Acquisition included in the wireless segment is generally expected to be deductible for tax purposes. All of the goodwill acquired is allocated to the Retail Wireless reporting unit.

Other Noncurrent Assets. Other noncurrent assets includes our option to purchase certain T-Mobile’s 800 MHz spectrum licenses with an assigned fair value of $713 million. This instrument meets the definition of a derivative and all subsequent changes in the derivative’s fair value are recorded in “Other, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss) until the option is either exercised or expires.

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

Sales of equipment to indirect dealers often include credits subsequently paid to the dealer as a reimbursement for promotions offered to the end consumer.  These credits are accounted for as variable consideration when estimating the amount of revenue to recognize from the sales of equipment to indirect dealers.  At acquisition, we recorded a contingent obligation related to these credits, based upon historical experience and other factors, such as expected promotional activity.  This amount is recorded in “Other accrued expenses” on our Consolidated Balance Sheets.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Agreement with the DOJ: The Stipulation and Order and the Final Judgment

Certain of the provisions of the Stipulation and Order and the Final Judgment are also reflected in the terms of the Transaction Agreements. In addition to the terms reflected in the Transaction Agreements, the Stipulation and Order and the Final Judgment provide for other rights and obligations of the Sellers and us, including, but not limited to, the following:

●	If we elect not to purchase the 800 MHz licenses pursuant to the Spectrum Purchase Agreement, we must pay $360 million (equal to 10% of the Spectrum Purchase Agreement purchase price) to the United States. However, we will not be required to make such payment if we have deployed a core network and offered 5G service to at least 20% of the U.S. population within three years of the Closing Date.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

●	If we buy the 800 MHz spectrum pursuant to the Spectrum Purchase Agreement but fail to deploy all of the 800 MHz spectrum licenses for use in the provision of retail mobile wireless services by the expiration of the Final Judgment, the DOJ may require us to forfeit to the FCC any of the 800 MHz licenses for spectrum that are not being used to provide retail mobile wireless services, unless we are already providing nationwide retail wireless service.
●	We and T-Mobile were required to negotiate in good faith to reach an agreement for T-Mobile to lease some or all of our 600 MHz spectrum licenses for deployment to retail consumers by T-Mobile. On September 11, 2020, we and T-Mobile entered into an agreement to lease a portion of our 600 MHz spectrum licenses for an original annual lease payment of approximately $56 million.
●	We and T-Mobile must agree to support eSIM technology on smartphones.
●	The Sellers must introduce the suppliers and distributors of the Prepaid Business to us and the Sellers may not interfere in our negotiations with such suppliers and distributors.
●	On the first day of the fiscal quarter following the entry of the Final Judgment and of each 180-day period thereafter, we are obligated to provide the DOJ with a description of our deployment efforts over the prior quarter including: (i) the number of communication towers and small cells deployed, (ii) the spectrum bands on which we have deployed equipment, (iii) progress in obtaining devices that operate on our spectrum frequencies, (iv) POPs coverage of our network, (v) the number of our mobile wireless subscriptions, (vi) the amount of traffic transmitted to our subscribers using our network and using T-Mobile’s network, and (vii) whether there are or have been any efforts by T-Mobile to interfere with our efforts to deploy and operate our network.
●	We cannot sell, lease or otherwise provide the right to use any of the divested assets to any national facilities-based mobile wireless provider and may not sell any of the divested assets or similar assets back to T-Mobile during the term of the Final Judgment, except that we may lease back to T-Mobile up to 4 MHz of the 800 MHz spectrum we will acquire (as discussed above).
●	We must comply with the June 14, 2023 AWS-4, Lower 700 MHz E Block, AWS H Block, and nationwide 5G broadband network build-out commitments made to the FCC, subject to verification by the FCC (as described below). If we fail to comply with such build-out commitments, we may be subject to civil contempt in addition to the substantial voluntary contributions and license forfeitures described below if we fail to meet these commitments (as described below).

FCC Build-Out Commitments

In a letter filed with the FCC on July 26, 2019, we voluntarily committed to deploy a nationwide 5G broadband network and meet revised timelines relating to the build-out of our AWS-4, Lower 700 MHz E Block, AWS H Block and 600 MHz spectrum assets, subject to certain penalties. Pursuant to these commitments, we requested multi-year extensions to deploy our AWS-4, Lower 700 MHz E Block, and AWS H Block spectrum, and we have committed to build-out our 600 MHz licenses on an accelerated schedule to better align with our 5G Network Deployment. We have also committed to offer 5G broadband service to certain population coverage targets, along with minimum core network, communication tower and spectrum use targets, and have waived our right to deploy any technology of our choice under the FCC’s “flexible use” rules with respect to these spectrum bands. Failure to meet the various commitments would require us to pay voluntary contributions totaling up to $2.2 billion to the FCC and would subject certain licenses in the AWS-4, Lower 700 MHz E Block, and AWS H Block spectrum to forfeiture. We have also agreed not to sell our AWS-4 and 600 MHz spectrum for six years without prior DOJ and FCC approval (unless such sale is part of a change of control of DISH Network). Additionally, we have agreed not to lease a certain percentage of network capacity on our AWS-4 and 600 MHz spectrum for six years to the three largest U.S. wireless carriers (i.e., AT&T, Verizon and T-Mobile), without prior FCC approval. On November 5, 2019, the FCC released an Order that, among other things, approved the Sprint/T-Mobile merger, tolled our existing March 7, 2020 build-out deadline for our AWS-4 and Lower 700 MHz E Block Licenses, and directed the FCC’s Wireless Telecommunications Bureau to adopt our commitments after a 30 day review period (the “FCC Merger Order”).

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Ting Mobile Acquisition

On August 1, 2020, we completed the Ting Mobile Acquisition. In addition, we entered into a services agreement pursuant to which Tucows will act as a mobile virtual network enabler for certain of our retail Wireless subscribers. The consideration for the Ting Mobile Acquisition is an earn-out provision and the fair value of the earn-out provision has been assigned to a customer relationship intangible that is recorded in “Intangible assets, net” on our Consolidated Balance Sheets. As of December 31, 2021 and 2020, the estimated fair value of the earn-out liability is recorded in “Other accrued expenses” and “Long-term deferred revenue and other long-term liabilities” on our Consolidated Balance Sheets.

Republic Wireless Acquisition

On May 1, 2021, we completed the Republic Wireless Acquisition. The consideration for the Republic Wireless Acquisition consisted of an upfront cash payment and an earn-out provision. The fair value of the consideration has been assigned to customer relationship and tradename intangibles, and goodwill that are recorded in “Intangible assets, net” on our Consolidated Balance Sheets. As of December 31, 2021, the estimated fair value of the earn-out liability is recorded in “Other accrued expenses” and “Long-term deferred revenue and other long-term liabilities” on our Consolidated Balance Sheets.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

7.     Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of December 31,
	2021	2020

	(In thousands)
Marketable investment securities:
Current marketable investment securities:
Strategic - available-for-sale	$152	$195
Strategic - trading/equity	1,895	—
Other	2,973,471	362,758
Total current marketable investment securities	2,975,518	362,953
Restricted marketable investment securities (1)	28,696	24,467
Total marketable investment securities	3,004,214	387,420

Restricted cash and cash equivalents (1)	5,306,072	83,902

Other investment securities:
Other investment securities	150,941	149,706
Total other investment securities	150,941	149,706

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$8,461,227	$621,028

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash, cash equivalents and marketable investment securities” on our Consolidated Balance Sheets.

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

Current Marketable Investment Securities - Strategic

Our current strategic marketable investment securities portfolio includes and may include strategic and financial debt and/or equity investments in private and public companies that are highly speculative and have experienced and continue to experience volatility. As of December 31, 2021, this portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers. The fair value of certain of the debt and equity securities in this portfolio can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of December 31, 2021 and 2020, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit and trusts.

In addition, our restricted marketable investment securities, together with our restricted cash and cash equivalents include the proceeds from the issuance of our 5 1/4% Senior Secured Notes due 2026 and our 5 3/4% Senior Secured Notes due 2028, which include restrictions which may vary in nature depending on the ultimate use of proceeds.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of December 31,
	2021				2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(In thousands)
Cash equivalents (including restricted)	$7,592,696	$83,302	$7,509,394	$—	$3,330,296	$363,123	$2,967,173	$—

Debt securities (including restricted):
U.S. Treasury and agency securities	$—	$—	$—	$—	$65,992	$65,992	$—	$—
Commercial paper	2,533,875	—	2,533,875	—	298,435	—	298,435	—
Corporate securities	462,999	—	462,999	—	22,552	—	22,552	—
Other	5,445	—	5,293	152	441	—	246	195
Equity securities	1,895	1,895	—	—	—	—	—	—
Total	$3,004,214	$1,895	$3,002,167	$152	$387,420	$65,992	$321,233	$195

As of December 31, 2021, restricted and non-restricted marketable investment securities included debt securities of $2.937 billion with contractual maturities within one year and $65 million with contractual maturities extending longer than one year through and including five years. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Derivative Instruments

We have the option to purchase certain of T-Mobile’s 800 MHz spectrum licenses from T-Mobile at a fixed price in the future as part of the Boost Mobile Acquisition.  See Note 6 for further information.  This instrument meets the definition of a derivative and was valued based upon, among other things, our estimate of the underlying asset price, the expected term, volatility and the risk free rate of return. The instrument acquisition date fair value was $713 million. The derivative is remeasured quarterly. As of December 31, 2021 and 2020, the derivative’s fair value was $678 million and $691 million, respectively, and are included in “Other noncurrent assets, net” on our Consolidated Balance Sheets. All changes in the derivative’s fair value are recorded in “Other, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss) until the option is either exercised or expires. See the table below. We account for our option to purchase certain T-Mobile’s 800 MHz spectrum licenses under the Spectrum Purchase Agreement as a Level 3 derivative.

Gains and Losses on Sales and Changes in Carrying Amounts of Investments and Other

“Other, net” within “Other Income (Expense)” included on our Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Years Ended December 31,
Other, net:	2021	2020	2019

	(In thousands)
Marketable investment securities - realized and unrealized gains (losses)	$(3,137)	$178	$4,604
Derivative instruments - net realized and/or unrealized gains (losses)	(13,000)	(22,000)	—
Costs related to early redemption of debt	(3,587)	—	(483)
Equity in earnings (losses) of affiliates	(1,051)	410	(3,714)
Other (Note 6)	41,332	1,248	11,117
Total	$20,557	$(20,164)	$11,524

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

8.     Inventory

Inventory consisted of the following:

	As of December 31,
	2021	2020

	(In thousands)
Finished goods	$489,073	$337,787
Work-in-process and service repairs	19,074	25,621
Raw materials	26,790	16,941
Total inventory	$534,937	$380,349

9.     Property and Equipment and Intangible Assets

Property and Equipment

Property and equipment consisted of the following:

	Depreciable
	Life			As of December 31,
	(In Years)			2021	2020

				(In thousands)
Equipment leased to customers	2	-	5	$1,530,943	$1,736,660
Satellites	4	-	15	1,734,024	1,734,024
Satellites acquired under finance lease agreements	Less than 1	-	15	567,870	888,940
Furniture, fixtures, equipment and other	2	-	20	2,350,839	2,091,271
Buildings and improvements	5	-	40	376,952	370,941
Land		-		17,513	17,810
Construction in progress		-		1,309,757	126,303
Total property and equipment				7,887,898	6,965,949
Accumulated depreciation				(4,630,111)	(4,783,616)
Property and equipment, net				$3,257,787	$2,182,333

Construction in progress consisted of the following:

	As of December 31,
	2021	2020

	(In thousands)
Pay-TV	$39,269	$53,486
Wireless	1,270,488	72,817
Total construction in progress	$1,309,757	$126,303

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Depreciation and amortization expense consisted of the following:

	For the Years Ended December 31,
	2021	2020	2019

	(In thousands)
Equipment leased to customers	$244,755	$290,081	$371,292
Satellites (1)	189,126	202,724	115,100
Buildings, furniture, fixtures, equipment and other	126,661	128,876	136,783
Intangible assets (2)	164,310	92,871	7,402
Total depreciation and amortization	$724,852	$714,552	$630,577

(1)	The increase in 2020 resulted from the Master Transaction Agreement pursuant to which, on September 10, 2019, certain satellites were transferred to us. See Note 20 for further information.
(2)	The increase in 2021 and 2020 resulted from the Republic Wireless Acquisition in 2021 and the Boost Mobile Acquisition and the Ting Mobile Acquisition in 2020. See Note 6 for further information.

Cost of sales and operating expense categories included in our accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.

Satellites

Pay-TV Satellites. We currently utilize 12 satellites in geostationary orbit approximately 22,300 miles above the equator, eight of which we own and depreciate over their estimated useful life. We currently utilize certain capacity on one satellite that we lease from EchoStar, which is accounted for as an operating lease. We also lease three satellites from third parties: Ciel II, which is accounted for as an operating lease, and Anik F3 and Nimiq 5, which are accounted for as financing leases and are each depreciated over their economic life.

As of December 31, 2021, our pay-TV satellite fleet consisted of the following:

		Degree	Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar VII	February 2002	119	N/A
EchoStar X	February 2006	110	N/A
EchoStar XI	July 2008	110	N/A
EchoStar XIV	March 2010	119	N/A
EchoStar XV	July 2010	61.5	N/A
EchoStar XVI	November 2012	61.5	N/A
EchoStar XVIII	June 2016	61.5	N/A
EchoStar XXIII	March 2017	67.9	N/A

Leased from EchoStar (1):
EchoStar IX	August 2003	121	Month to month

Leased from Other Third Party:
Anik F3	April 2007	118.7	April 2022
Ciel II	December 2008	129	July 2023
Nimiq 5	September 2009	72.7	September 2024

(1)	See Note 20 for further information on our Related Party Transactions with EchoStar.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

AWS-4 Satellites

		Degree	Estimated
	Launch	Orbital	Useful Life
Satellites	Date	Location	(Years)
Owned:
T1	July 2009	111.1	14.25
D1	April 2008	92.85	N/A

GAAP requires that a long-lived asset be reviewed for impairment when circumstances indicate that the carrying amount of the asset might not be recoverable.

During the first quarter 2020, in light of, among other things, certain developments related to the Sprint/T-Mobile merger, we determined that revisions to the AWS-4 build-out deadlines were probable, which we determined to be a triggering event. Accordingly, we quantitatively assessed the value of the AWS-4 satellites (T1 and D1) and wrote down the fair value of the satellites to their estimated fair value of zero, resulting in a $103 million non-cash charge recorded in “Impairment of long-lived assets” during the year ended December 31, 2020 on our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Intangible Assets

As of December 31, 2021 and 2020, our identifiable intangibles subject to amortization consisted of the following:

	As of December 31,
	2021		2020
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization

	(In thousands)
Technology-based	$63,361	$(59,462)	$63,078	$(58,453)
Trademarks (1)	135,131	(50,524)	133,428	(40,283)
Contract-based	41,500	(41,500)	41,500	(23,000)
Customer relationships (1)	582,395	(223,859)	515,576	(89,301)
Total	$822,387	$(375,345)	$753,582	$(211,037)

(1)	The increase in intangible assets resulted from the Republic Wireless Acquisition in 2021. See Note 6 for further information.

These identifiable intangibles are included in “Intangible assets” on our Consolidated Balance Sheets. Amortization of these intangible assets is recorded on a straight-line basis over an average finite useful life primarily ranging from approximately one to 20 years. Amortization was $164 million, $93 million and $7 million for the years ended December 31, 2021, 2020 and 2019, respectively. The increase in amortization expense during 2021 and 2020 primarily resulted from the Republic Wireless Acquisition in 2021 and the Boost Mobile Acquisition and the Ting Mobile Acquisition in 2020.

Estimated future amortization of our identifiable intangible assets as of December 31, 2021 is as follows (in thousands):

For the Years Ended December 31,
(In thousands)
2022	$140,865
2023	137,072
2024	78,179
2025	19,862
2026	18,166
Thereafter	52,898
Total	$447,042

Goodwill

Goodwill represents the excess of the consideration transferred over the estimated fair values of assets acquired and liabilities assumed as of the acquisition date and is not subject to amortization but is subject to impairment testing annually or whenever indicators of impairment arise. The non-recurring measurement of fair value of goodwill is classified as Level 3 in the fair value hierarchy. As of December 31, 2021 and 2020, our goodwill was $225 million and $218 million, respectively, which substantially all relates to our wireless segment.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

FCC Authorizations

As of December 31, 2021 and 2020, our FCC Authorizations consisted of the following:

	As of December 31,
	2021	2020

	(In thousands)
Owned:
DBS Licenses	$677,409	$677,409
700 MHz Licenses	711,871	711,871
MVDDS Licenses	24,000	24,000
AWS-4 Licenses	1,940,000	1,940,000
H Block Licenses	1,671,506	1,671,506
600 MHz Licenses	6,211,154	6,211,154
28 GHz Licenses	2,883	2,883
24 GHz Licenses	11,772	11,772
37 GHz, 39 GHz & 47 GHz Licenses	202,533	202,533
3550-3650 MHz Licenses	912,939	—
3.7-3.98 GHz Licenses	2,580	—
Subtotal	12,368,647	11,453,128
Non-controlling Investments:
Northstar	5,618,930	5,618,930
SNR	4,271,459	4,271,459
Total AWS-3 Licenses	9,890,389	9,890,389

Capitalized Interest (1)	6,373,629	5,560,422
Total	$28,632,665	$26,903,939

Post December 31, 2021 Wireless Spectrum Purchases (2)
3.45–3.55 GHz Licenses	7,327,989
Total	$35,960,654

(1)	See Note 2 for further information.
(2)	See Note 16 for further information.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

10.Leases

We enter into operating and finance leases for, among other things, communication towers, satellites, office space, fiber and transport equipment, warehouses and distribution centers, vehicles and other equipment. Our leases have remaining lease terms from one to 16 years, some of which include renewal options, and some of which include options to terminate the leases within one year.

Our Anik F3, Nimiq 5 and QuetzSat-1 satellites are accounted for as financing leases. During the fourth quarter of 2021, our QuetzSat-1 finance lease expired. Substantially all of our remaining leases are accounted for as operating leases.

The components of lease expense were as follows:

	For the Years Ended December 31,
	2021	2020	2019

Operating lease cost (1)	$89,565	$71,863	$223,825

Short-term lease cost (2)	12,956	11,870	12,077

Finance lease cost:
Amortization of right-of-use assets	65,967	71,318	35,004
Interest on lease liabilities	14,693	21,007	10,800
Total finance lease cost	80,660	92,325	45,804
Total lease costs	$183,181	$176,058	$281,706

(1)	Pursuant to the Master Transaction Agreement, effective September 10, 2019, approximately $495 million of previously reported operating lease assets and the related liabilities for satellites and real estate assets were transferred to us. See Note 20 for further information. These satellite and real estate assets are no longer included in “Operating lease assets,” “Other current liabilities” and “Operating lease liabilities,” but rather in “Property and equipment, net” on our Consolidated Balance Sheets. Lease expense related to these satellites and real estate assets for the year ended December 31, 2019 were $159 million.
(2)	Leases that have terms of 12 months or less.

Supplemental cash flow information related to leases was as follows:

	For the Years Ended December 31,
	2021	2020	2019

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$72,479	$72,352	$227,451
Operating cash flows from finance leases	$12,868	$21,007	$10,800
Financing cash flows from finance leases	$62,679	$65,979	$34,358

Right-of-use assets obtained in exchange for lease obligations:
Operating leases (1)	$1,467,983	$47,225	$118,381
Finance leases	$—	$—	$187,339

Right-of-use assets and liabilities recognized at January 1, 2019 upon adoption of ASC 842			$733,584

(1)	The increase in operating lease assets primarily related to communication tower leases.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Supplemental balance sheet information related to leases was as follows:

	As of December 31,
	2021	2020

	(In thousands)
Operating Leases:
Operating lease assets (1)	$1,493,410	$104,271

Other current liabilities	$75,748	$56,856
Operating lease liabilities (1)	1,453,395	63,526
Total operating lease liabilities	$1,529,143	$120,382

Finance Leases:
Property and equipment, gross (2)	$568,889	$889,708
Accumulated depreciation (2)	(499,188)	(754,292)
Property and equipment, net (2)	$69,701	$135,416

Other current liabilities	$34,772	$58,379
Other long-term liabilities	64,886	103,795
Total finance lease liabilities	$99,658	$162,174

Weighted Average Remaining Lease Term:
Operating leases (1)	12.9 years	2.8 years
Finance leases	2.6 years	3.1 years

Weighted Average Discount Rate:
Operating leases	5.3%	4.2%
Finance leases	11.0%	10.4%

(1)	The increase in operating lease assets and liabilities primarily related to communication tower leases.
(2)	The decrease in finance leases is primarily related to the QuetzSat-1 finance lease, which expired in November 2021.

Maturities of lease liabilities as of December 31, 2021 were as follows:

	Maturities of Lease Liabilities
	Operating	Finance
For the Years Ending December 31,	Leases	Leases	Total

	(In thousands)
2022	$101,935	$43,149	$145,084
2023	114,271	41,029	155,300
2024	126,116	30,707	156,823
2025	140,519	—	140,519
2026	156,264	—	156,264
Thereafter	1,630,118	—	1,630,118
Total lease payments	2,269,223	114,885	2,384,108
Less: Imputed interest	(740,080)	(15,227)	(755,307)
Total	1,529,143	99,658	1,628,801
Less: Current portion	(75,748)	(34,772)	(110,520)
Long-term portion of lease obligations	$1,453,395	$64,886	$1,518,281

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

11.     Long-Term Debt and Finance Lease Obligations

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of December 31, 2021 and 2020:

	As of December 31,
	2021		2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In thousands)
6 3/4% Senior Notes due 2021 (1)	$—	$—	$2,000,000	$2,047,260
5 7/8% Senior Notes due 2022 (2)	2,000,000	2,039,700	2,000,000	2,095,820
5% Senior Notes due 2023	1,500,000	1,541,670	1,500,000	1,566,300
2 3/8% Convertible Notes due 2024	1,000,000	966,990	1,000,000	949,350
5 7/8% Senior Notes due 2024	2,000,000	2,060,180	2,000,000	2,099,580
0% Convertible Notes due 2025	2,000,000	2,016,880	2,000,000	2,010,000
7 3/4% Senior Notes due 2026	2,000,000	2,122,700	2,000,000	2,236,520
3 3/8% Convertible Notes due 2026	3,000,000	2,844,030	3,000,000	2,886,330
5 1/4% Senior Secured Notes due 2026	2,750,000	2,792,900	—	—
7 3/8% Senior Notes due 2028	1,000,000	1,017,060	1,000,000	1,070,130
5 3/4% Senior Secured Notes due 2028	2,500,000	2,520,650	—	—
5 1/8 % Senior Notes due 2029	1,500,000	1,365,645	—	—
Other notes payable	137,069	137,069	137,809	137,809
Subtotal	21,387,069	$21,425,474	16,637,809	$17,099,099
Unamortized debt discount on the Convertible Notes (3)	—		(1,061,203)
Unamortized deferred financing costs and other debt discounts, net	(69,711)		(36,752)
Finance lease obligations (4)	99,658		162,174
Total long-term debt and finance lease obligations (including current portion)	$21,417,016		$15,702,028

(1)	As of June 1, 2021, we had repurchased or redeemed the principal balance of our 6 3/4% Senior Notes due 2021.
(2)	Our 5 7/8% Senior Notes due 2022 mature on July 15, 2022 and have been reclassified to “Current portion of long-term debt and finance lease obligations” on our Consolidated Balance Sheets as of December 31, 2021.
(3)	See Note 2 for further information.
(4)	Disclosure regarding fair value of finance leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

Unsecured Senior Notes

Our Senior Notes are:

●	general unsecured senior obligations of DISH DBS Corporation (“DISH DBS”);
●	ranked equally in right of payment with all of DISH DBS’ and the guarantors’ existing and future unsecured senior debt; and
●	ranked effectively junior to our and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.

The indentures related to our Senior Notes contain restrictive covenants that, among other things, impose limitations on the ability of DISH DBS and its restricted subsidiaries to:

●	incur additional debt;
●	pay dividends or make distributions on DISH DBS’ capital stock or repurchase DISH DBS’ capital stock;
●	make certain investments;

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Convertible Notes

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Senior Secured Notes

Our Senior Secured Notes are:

●	general senior secured obligations of DISH DBS Corporation (“DISH DBS”);
●	secured by security interests in substantially all existing and future tangible and intangible assets of DISH DBS and its principal operating subsidiaries on a first priority basis, subject to certain exceptions;
●	ranked equally in right of payment with all of DISH DBS’ and the guarantors’ existing and future senior debt;
●	ranked senior in right of payment and effectively senior to any of DISH DBS’ and the guarantors’ junior lien or unsecured debt to the extent of the value of the pledged collateral that secures the Senior Secured Notes; and
●	ranked effectively junior to DISH DBS’ and the guarantors’ obligations that are secured by assets that are not part of the pledged collateral that secures the Senior Secured Notes, to the extent of the value of such assets.

The indenture related to our Senior Secured Notes contain restrictive covenants that, among other things, impose limitations on the ability of DISH DBS and its restricted subsidiaries to:

●	incur additional debt;
●	pay dividends or make distributions on DISH DBS’ capital stock or repurchase DISH DBS’ capital stock;
●	make certain investments;
●	create liens or enter into sale and leaseback transactions;
●	enter into transactions with affiliates;
●	merge or consolidate with another company; and
●	transfer or sell assets.

In the event of a change of control, as defined in the related indenture, we would be required to make an offer to repurchase all or any part of a holder’s Senior Secured Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

5 1/4% Senior Secured Notes due 2026

On November 26, 2021, we issued $2.750 billion aggregate principal amount of our 5 1/4% Senior Secured Notes due December 1, 2026. Interest accrues at an annual rate of 5 1/4% and is payable semi-annually in cash, in arrears on June 1 and December 1 of each year, commencing on June 1, 2022.

The 5 1/4% Senior Secured Notes due 2026 are redeemable, in whole or in part, at any time prior to June 1, 2026 (the “2026 Par Call Date”) at a redemption price equal to 100% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest.  At any time on or after the 2026 Par Call Date, we may redeem the 5 1/4% Senior Secured Notes due 2026, in whole at any time or in part from time to time, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date. Prior to December 1, 2024, we may also redeem up to 35% of the 5 1/4% Senior Secured Notes due 2026 at a specified premium with the net cash proceeds from certain equity offerings or capital contributions. At any time and from time to time during the 36-month period following the issue date of the 5 1/4% Senior Secured Notes due 2026, we may redeem up to 10% of the aggregate principal amount during each twelve-month period commencing with the issue date at a redemption price of 103% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

5 3/4% Senior Secured Notes due 2028

On November 26, 2021, we issued $2.5 billion aggregate principal amount of our 5 3/4% Senior Secured Notes due December 1, 2028. Interest accrues at an annual rate of 5 3/4% and is payable semi-annually in cash, in arrears on June 1 and December 1 of each year, commencing on June 1, 2022.

The 5 3/4% Senior Secured Notes due 2028 are redeemable, in whole or in part, at any time prior to December 1, 2027 (the “2028 Par Call Date”) at a redemption price equal to 100% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest.  At any time on or after the 2028 Par Call Date, we may redeem the 5 3/4% Senior Secured Notes due 2028, in whole at any time or in part from time to time, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date. Prior to December 1, 2024, we may also redeem up to 35% of the 5 3/4% Senior Secured Notes due 2028 at a specified premium with the net cash proceeds from certain equity offerings or capital contributions. At any time and from time to time during the 36-month period following the issue date of the 5 3/4% Senior Secured Notes due 2028, we may redeem up to 10% of the aggregate principal amount during each twelve-month period commencing with the issue date at a redemption price of 103% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

Interest on Long-Term Debt

	Semi-Annual	Annual Debt Service
	Payment Dates	Requirements
		(In thousands)
5 7/8% Senior Notes due 2022 (1)	January 15 and July 15	$117,500
5% Senior Notes due 2023	March 15 and September 15	$75,000
2 3/8% Convertible Notes due 2024	March 15 and September 15	$23,750
5 7/8% Senior Notes due 2024	May 15 and November 15	$117,500
7 3/4% Senior Notes due 2026	January 1 and July 1	$155,000
3 3/8% Convertible Notes due 2026	February 15 and August 15	$101,250
5 1/4% Senior Secured Notes due 2026	June 1 and December 1	$144,375
7 3/8% Senior Notes due 2028	January 1 and July 1	$73,750
5 3/4% Senior Secured Notes due 2028	June 1 and December 1	$143,750
5 1/8% Senior Notes due 2029	June 1 and December 1	$76,875

(1)	Our 5 7/8% Senior Notes due 2022 mature on July 15, 2022 and have been reclassified to “Current portion of long-term debt and finance lease obligations” on our Consolidated Balance Sheets as of December 31, 2021.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Other Long-Term Debt and Finance Lease Obligations

Other long-term debt and finance lease obligations consisted of the following:

	As of December 31,
	2021	2020

	(In thousands)
Satellites and other finance lease obligations	$99,658	$162,174
Notes payable related to satellite vendor financing and other debt payable in installments through 2032 with interest rates ranging from approximately 4.0% to 8.8%	137,069	137,809
Total	236,727	299,983
Less: current portion	(61,810)	(85,620)
Other long-term debt and finance lease obligations, net of current portion	$174,917	$214,363

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

QuetzSat-1. On May 19, 2019, we entered into a Master Transaction Agreement pursuant to which, on September 10, 2019, the satellite service agreement for QuetzSat-1 was transferred to us. QuetzSat-1 was launched on September 29, 2011 and in January 2013, QuetzSat-1 was moved to the 77 degree orbital location and commenced commercial operations at that location in February 2013. This satellite is accounted for as a finance lease and depreciated over the term of the satellite service agreement. We lease 100% of the capacity on QuetzSat-1, and this lease expired in November 2021. See Note 20 for further information.

Ciel II. Ciel II, a Canadian DBS satellite, was launched in December 2008 and commenced commercial operation in February 2009. This satellite was previously accounted for as a finance lease and depreciated over the term of the satellite service agreement, however, as a result of an amendment, which was effective during the first quarter 2019, Ciel II is now accounted for as an operating lease. We lease 100% of the capacity on Ciel II. The initial ten-year term expired in January 2019 and as a result of an amendment, we renewed this lease through July 2023.

The summary of future maturities of our outstanding long-term debt as of December 31, 2021 is included in the commitments table in Note 16.

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

As of December 31, 2021, we had $2 million net operating loss carryforwards (“NOLs”) for federal income tax purposes and $162 million of NOL carryforwards for state income tax purposes, which are partially offset by a valuation allowance. In addition, there are $57 million of tax benefits related to credit carryforwards which are partially offset by a valuation allowance. Portions of the state NOL and credit carryforwards expired in 2021.

The components of the (benefit from) provision for income taxes were as follows:

	For the Years Ended December 31,
	2021	2020	2019

	(In thousands)
Current (benefit) provision:
Federal	$126,435	$(230,935)	$173,326
State	31,944	22,566	43,579
Foreign	2,387	7,471	6,203
Total current (benefit) provision	160,766	(200,898)	223,108

Deferred (benefit) provision:
Federal	509,405	610,528	204,403
State	86,822	243,216	21,732
Increase (decrease) in valuation allowance	5,817	45,429	2,115
Total deferred (benefit) provision	602,044	899,173	228,250
Total (benefit) provision	$762,810	$698,275	$451,358

Our $3.219 billion of “Income (loss) before income taxes” on our Consolidated Statements of Operations and Comprehensive Income (Loss) included income of $11 million related to our foreign operations.

The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal tax rate:

	For the Years Ended December 31,
	2021	2020	2019

	% of pre-tax income/(loss)
Statutory rate	21.0	21.0	21.0
State income taxes, net of federal benefit	3.1	4.6	3.2
State apportionment changes	—	5.4	—
Cares Act NOL Carryback	—	(2.3)	—
Other, net	(0.4)	(1.6)	(1.0)
Total (benefit) provision for income taxes	23.7	27.1	23.2

Deferred taxes arise because of the differences in the book and tax bases of certain assets and liabilities. Significant components of deferred tax assets and liabilities were as follows:

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	As of December 31,
	2021	2020

	(In thousands)
Deferred tax assets:
NOL, interest, credit and other carryforwards	$144,742	$128,968
Accrued and prepaid expenses	282,711	—
Stock-based compensation	15,847	17,962
Unrealized (gains) losses on available for sale and other investments	12,825	9,862
Discount on convertible notes and convertible note hedge transaction, net	79,644	—
Deferred revenue	7,025	26,977
Total deferred tax assets	542,794	183,769
Valuation allowance	(79,605)	(73,788)
Deferred tax asset after valuation allowance	463,189	109,981

Deferred tax liabilities:
Depreciation	(858,707)	(467,922)
Accrued and prepaid expenses	—	(72,314)
FCC authorizations and other intangible amortization	(2,933,660)	(2,542,887)
Bases difference in partnerships and cost method investments (1)	(897,088)	(744,911)
Discount on convertible notes and convertible note hedge transaction, net	—	(151,517)
Total deferred tax liabilities	(4,689,455)	(3,979,551)
Net deferred tax asset (liability)	$(4,226,266)	$(3,869,570)

(1)	Included in this line item are deferred taxes related to, among other things, our non-controlling investments in Northstar Spectrum and SNR HoldCo, including deferred taxes created by the tax amortization of the Northstar Licenses and SNR Licenses.

Accounting for Uncertainty in Income Taxes

In addition to filing federal income tax returns, we and one or more of our subsidiaries file income tax returns in all states that impose an income tax and a small number of foreign jurisdictions where we have immaterial operations. We are subject to United States federal, state and local income tax examinations by tax authorities for the years beginning in 2008 due to the carryover of previously incurred NOLs. We are currently under a federal income tax examination for years 2008 through 2011, 2013 through 2016, and 2018.

A reconciliation of the beginning and ending amount of unrecognized tax benefits included in “Long-term deferred revenue and other long-term liabilities” on our Consolidated Balance Sheets was as follows:

	For the Years Ended December 31,
Unrecognized tax benefit	2021	2020	2019

	(In thousands)
Balance as of beginning of period	$378,467	$674,207	$385,394
Additions based on tax positions related to the current year	303	233	244,257
Additions based on tax positions related to prior years	12,095	1,999	61,909
Reductions based on tax positions related to prior years	(1,400)	(296,265)	(13,028)
Reductions based on tax positions related to settlements with taxing authorities	—	(831)	(2,362)
Reductions based on tax positions related to the lapse of the statute of limitations	(628)	(876)	(1,963)
Balance as of end of period	$388,837	$378,467	$674,207

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We have $349 million in unrecognized tax benefits that, if recognized, could favorably affect our effective tax rate. We do not expect any material portion of this amount to be paid or settled within the next twelve months. During the year ended December 31, 2019, we recorded $274 million of additional uncertain tax benefits related to a tax position for certain provisions of the Tax Reform Act. As of December 31, 2020, these amounts were reversed as new Federal Tax Regulations released in 2020 resolved these uncertainties. The position relates to a timing difference and resolution with respect to the position did not impact our effective tax rate. Accrued interest and penalties on uncertain tax positions are recorded as a component of “Interest expense, net of amounts capitalized” and “Other, net,” respectively, on our Consolidated Statements of Operations and Comprehensive Income (Loss). During the years ended December 31, 2021, 2020 and 2019, we recorded $16 million, $13 million and $22 million in net interest and penalty expense to earnings, respectively. Accrued interest and penalties were $104 million and $88 million at December 31, 2021 and 2020, respectively. The above table excludes these amounts.

13.    Stockholders’ Equity (Deficit)

Capital Stock and Additional Paid-In Capital

Our certificate of incorporation authorizes the following capital stock: (i) 1,600,000,000 shares of Class A common stock, par value $0.01 per share; (ii) 800,000,000 shares of Class B common stock, par value $0.01 per share; (iii) 800,000,000 shares of Class C common stock, par value $0.01 per share; and (iv) 20,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2021 and 2020, there were no outstanding shares of Class C common stock or preferred stock.

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

Common Stock Repurchase Program

Our Board of Directors previously authorized stock repurchases of up to $1.0 billion of our outstanding Class A common stock. On November 1, 2021, our Board of Directors extended this authorization such that we are currently authorized to repurchase up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2022. As of December 31, 2021, we may repurchase up to $1.0 billion under this program. During the years ended December 31, 2021, 2020 and 2019, there were no repurchases of our Class A common stock.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

14.    Employee Benefit Plans

Employee Stock Purchase Plan

Our employees may participate in the DISH Network employee stock purchase plan (the “ESPP”), in which we are authorized to issue up to 6.8 million shares of Class A common stock. At December 31, 2021, we had 1.9 million shares of Class A common stock which remain available for issuance under the ESPP. Substantially all full-time employees who have been employed by us for at least one calendar quarter are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase our capital stock under all of our stock purchase plans at a rate which would exceed $25,000 in fair value of capital stock in any one year. The purchase price of the stock is 85% of the closing price of the Class A common stock on the last business day of each calendar quarter in which such shares of Class A common stock are deemed sold to an employee under the ESPP. During the years ended December 31, 2021, 2020 and 2019, employee purchases of Class A common stock through the ESPP totaled approximately 0.6 million, 0.8 million and 0.6 million shares, respectively.

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

The following table summarizes the expense associated with our matching contributions and discretionary contributions:

	For the Years Ended December 31,
Expense Recognized Related to the 401(k) Plan	2021	2020	2019

	(In thousands)
Matching contributions, net of forfeitures	$8,912	$11,549	$11,181
Discretionary stock contributions, net of forfeitures	$26,383	$29,784	$28,774

15.    Stock-Based Compensation

Stock Incentive Plans

We maintain stock incentive plans to attract and retain officers, directors and key employees. Stock awards under these plans include both performance/market and non-performance based stock incentives. As of December 31, 2021, we had outstanding under these plans stock options to acquire 26.7 million shares of our Class A common stock and 1.5 million restricted stock units and awards. Stock options granted on or prior to December 31, 2021 were granted with exercise prices equal to or greater than the market value of our Class A common stock at the date of grant and with a maximum term of approximately ten years. While historically we have issued stock awards subject to vesting, typically at the rate of 20% per year, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain company-specific subscriber, operational and/or financial goals. In addition, the Ergen 2020 Performance Award is subject to the achievement of specified stock price targets. As of December 31, 2021, we had 62.2 million shares of our Class A common stock available for future grant under our stock incentive plans.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Exercise prices for stock options outstanding and exercisable as of December 31, 2021 were as follows:

			As of December 31, 2021
			Options Outstanding			Options Exercisable
			Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$10.01	-	$20.00	206,500	7.22	$18.70	39,370	7.72	$18.70
$20.01	-	$30.00	12,963,749	9.04	$27.69	2,667,053	8.95	$27.61
$30.01	-	$40.00	8,293,326	6.71	$35.39	3,239,177	6.59	$35.50
$40.01	-	$50.00	2,516,602	7.44	$45.31	860,700	5.40	$47.35
$50.01	-	$60.00	1,798,126	4.53	$57.60	515,100	3.90	$57.06
$60.01	-	$70.00	924,600	4.41	$64.26	419,900	4.28	$64.91
$10.01	-	$70.00	26,702,903	7.69	$34.95	7,741,300	6.97	$37.04

Stock Award Activity

Our stock option activity was as follows:

	For the Years Ended December 31,
	2021		2020		2019
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period	27,248,662	$34.85	13,715,612	$41.71	14,202,039	$42.08
Granted (1)	2,005,000	$39.56	15,410,500	$28.71	1,538,250	$33.44
Exercised	(1,316,485)	$31.49	(714,595)	$17.44	(714,061)	$27.46
Forfeited and cancelled	(1,234,274)	$43.83	(1,162,855)	$45.17	(1,310,616)	$43.72
Total options outstanding, end of period	26,702,903	$34.95	27,248,662	$34.85	13,715,612	$41.71
Performance/market based options outstanding, end of period (2)	13,953,818	$32.89	17,403,339	$32.59	7,965,501	$40.10
Exercisable at end of period	7,741,300	$37.04	5,193,238	$40.21	2,507,834	$44.93

(1)	Includes the Ergen 2020 Performance Award of 12,500,000 options granted on November 6, 2020.
(2)	These stock options are included in the caption “Total options outstanding, end of period.” See discussion of the 2013 LTIP, 2017 LTIP, 2019 LTIP, Ergen 2020 Performance Award and Other Employee Performance Awards below.

We realized tax benefits from stock awards exercised as follows:

	For the Years Ended December 31,
	2021	2020	2019

	(In thousands)
Tax benefit from stock awards exercised	$4,153	$7,576	$1,239

Based on the closing market price of our Class A common stock on December 31, 2021, the aggregate intrinsic value of our stock options was as follows:

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	As of December 31, 2021
	Options Outstanding	Options Exercisable

	(In thousands)
Aggregate intrinsic value	$64,449	$13,448

Our restricted stock unit and award activity was as follows:

	For the Years Ended December 31,
	2021		2020		2019
	Restricted Stock Units/Awards	Weighted- Average Grant Date Fair Value	Restricted Stock Units/Awards	Weighted- Average Grant Date Fair Value	Restricted Stock Units/Awards	Weighted- Average Grant Date Fair Value
Total restricted stock units/awards outstanding, beginning of period	1,863,110	$35.04	1,504,370	$50.81	1,760,225	$52.15
Granted	79,288	$42.41	1,696,000	$33.07	—	$—
Vested (1)	(28,955)	$43.26	(916,315)	$53.82	(11,175)	$63.49
Forfeited and cancelled	(425,937)	$33.62	(420,945)	$42.56	(244,680)	$59.82
Total restricted stock units/awards outstanding, end of period	1,487,506	$35.68	1,863,110	$35.04	1,504,370	$50.81
Restricted Performance Units/Awards outstanding, end of period (2)	1,330,925	$35.31	1,755,125	$34.89	1,483,800	$50.64

(1)	This change resulted from certain Other Employee Performance Awards that vested during the third quarter 2020.
(2)	These stock units/awards are included in the caption “Total restricted stock units/awards outstanding, end of period.” See discussion of the 2013 LTIP and Other Employee Performance Awards below.

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

During the years ended December 31, 2015, 2014 and 2013, we determined that 30%, 10% and 20%, respectively, of the 2013 LTIP performance conditions were probable of achievement. During the years ended December 31, 2018, 2017 and 2016, no additional 2013 LTIP performance conditions were deemed probable of achievement. As of December 31, 2018, approximately 20% of the 2013 LTIP awards had vested. During 2018, management determined the 2013 LTIP performance conditions were neither probable nor improbable of achievement. As a result, we no longer recorded non-cash, stock-based compensation expense for the 2013 LTIP. During 2021, management determined the 2013 LTIP performance conditions were not probable of achievement and as a result, we reversed $13 million of non-cash, stock-based compensation expense. In 2020 and 2019, no non-cash, stock-based compensation expense was recognized for the 2013 LTIP. Non-cash, stock-based compensation expense is detailed in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

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

During both the years ended December 31, 2018 and 2017, we determined that 75% of the 2017 LTIP performance conditions were probable of achievement. During 2019, management determined the 2017 LTIP performance conditions were not probable of achievement and as a result, we reversed $13 million of non-cash, stock-based compensation expense. In 2021 and 2020, no non-cash, stock-based compensation expense was recognized for the 2017 LTIP. Non-cash, stock-based compensation expense is detailed in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

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

During the years ended December 31, 2021, 2020 and 2019, we determined that 90%, 95% and 90%, respectively, of the 2019 LTIP performance conditions were probable of achievement. As a result, non-cash, stock-based compensation expense was recorded for the years ended December 31, 2021, 2020 and 2019, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.” As of December 31, 2021, approximately 69% of the 2019 LTIP awards had vested.

2022 Incentive Plan. On December 30, 2021, we adopted a performance-based incentive plan (the “2022 Incentive Plan”).  The 2022 Incentive Plan provides stock options, which vest based on certain company-specific operational and/or financial performance conditions. Awards were initially granted under the 2022 Incentive Plan as of February 1, 2022. Exercise of the stock awards is contingent on achieving these conditions by December 31, 2026.

Although no awards vest until the Company attains the performance conditions described above, compensation related to the 2022 Incentive Plan will be recorded based on management’s assessment of the probability of meeting the performance conditions. If the performance conditions are probable of being achieved, we will begin recognizing the associated non-cash, stock-based compensation expense on our Consolidated Statements of Operations and Comprehensive Income (Loss) over the estimated period to achieve the performance condition.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Although no awards will vest until the market conditions are satisfied, as of December 31, 2020, we began recording non-cash, stock-based compensation expense for each vesting tranche based on the estimated achievement date of the specified stock price target.  The valuation and probability of achievement for each tranche is determined using a Monte Carlo simulation.  The same Monte Carlo simulation is used as the basis for determining the expected achievement date.  As the probability of achievement is factored in as part of the Monte Carlo simulation, the expense for these tranches will be recognized concurrently over each tranche’s estimated achievement date even if some or all of the options never vest.  If the related milestone for a tranche is achieved earlier than is expected, all unamortized expense for such tranche will be recognized immediately. Non-cash, stock-based compensation expense was recorded for the years ended December 31, 2021 and 2020, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.” As of December 31, 2021, approximately 20% of the Ergen 2020 Performance Award awards had vested.

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

Although no awards vest until the performance conditions are attained, we determined that certain performance conditions described above were probable of achievement and, as a result, recorded non-cash, stock-based compensation expense for the years ended December 31, 2021, 2020 and 2019, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

The non-cash, stock-based compensation expense associated with these awards was as follows:

	For the Years Ended December 31,
Non-Cash, Stock-Based Compensation Expense Recognized (1)	2021	2020	2019

	(In thousands)
2019 LTIP	$489	$13,088	$15,300
2017 LTIP	—	—	(13,974)
2013 LTIP	(13,610)	(819)	(1,313)
Ergen 2020 Performance Award	34,513	5,029	—
Other employee performance awards	9,033	29,181	(569)
Total non-cash, stock-based compensation expense recognized for performance based awards	$30,425	$46,479	$(556)

(1)	“Non-Cash, Stock-Based Compensation Expense Recognized” includes forfeitures.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Estimated Remaining Non-Cash, Stock-Based Compensation Expense	2019 LTIP	2017 LTIP	2013 LTIP	Ergen 2020 Performance Award	Other Employee Performance Awards

	(In thousands)
Expense estimated to be recognized during 2022	$1,843	$—	$—	$12,308	$11,184
Estimated contingent expense subsequent to 2022	6,243	—	39,757	40,037	2,796
Total estimated remaining expense over the term of the plan	$8,086	$—	$39,757	$52,345	$13,980

Given the competitive nature of our business, small variations in subscriber churn, gross new subscriber activation rates and certain other factors can significantly impact subscriber growth. Consequently, while it was determined that achievement of certain other company-specific subscriber, operational and/or financial performance conditions were not probable as of December 31, 2021, that assessment could change in the future.

Of the 26.7 million stock options and 1.5 million restricted stock units and awards outstanding under our stock incentive plans as of December 31, 2021, the following awards were outstanding pursuant to our performance-based stock incentive plans:

	As of December 31, 2021
Performance Based Stock Options	Number of Awards	Weighted- Average Grant Price
2019 LTIP	1,363,875	$34.63
2017 LTIP	1,782,443	$57.07
2013 LTIP	807,500	$40.66
Ergen 2020 Performance Award	10,000,000	$27.71
Total	13,953,818	$32.89

Restricted Performance Units/Awards
2013 LTIP	403,750
Other employee performance awards	927,175
Total	1,330,925

Stock-Based Compensation

Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the years ended December 31, 2021, 2020 and 2019 and was allocated to the same expense categories as the base compensation for such employees:

	For the Years Ended December 31,
	2021	2020	2019

	(In thousands)
Cost of services	$4,365	$7,419	$883
Selling, general and administrative	47,315	57,535	13,379
Total non-cash, stock-based compensation	$51,680	$64,954	$14,262

As of December 31, 2021, our total unrecognized compensation cost related to our non-performance based unvested stock awards was $55 million and will be recognized over a weighted-average period of approximately 3.5 years. Share-based compensation expense is recognized based on stock awards ultimately expected to vest.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Valuation

The fair value of each stock option granted (excluding the Ergen 2020 Performance Award) for the years ended December 31, 2021, 2020 and 2019 was estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

	For the Years Ended December 31,
Stock Options	2021			2020			2019
Risk-free interest rate	0.44%	-	1.02%	0.17%	-	1.72%	1.51%	-	2.53%
Volatility factor	40.62%	-	43.48%	28.91%	-	48.08%	28.86%	-	32.08%
Expected term of options in years	5.5	-	5.6	3.3	-	5.5	4.3	-	5.5
Fair value of options granted	$12.46	-	$18.23	$5.50	-	$12.10	$7.58	-	$12.45

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

16.    Commitments and Contingencies

Commitments

As of December 31, 2021, future maturities of our long-term debt, finance lease and contractual obligations are summarized as follows:

	Payments due by period
	Total	2022	2023	2024	2025	2026	Thereafter

	(In thousands)
Long-term debt obligations	$21,387,069	$2,028,344	$1,536,155	$3,035,746	$2,016,587	$7,753,954	$5,016,283
Interest expense on long-term debt	4,772,394	1,041,764	880,154	827,875	696,859	696,026	629,716
Finance lease obligations (1)	99,658	34,772	35,562	29,324	—	—	—
Interest expense on finance lease obligations (1)	15,227	8,377	5,467	1,383	—	—	—
Other long-term obligations (2)	12,684,944	2,667,910	1,047,258	1,141,111	1,226,826	1,226,968	5,374,871
Operating lease obligations (1)	2,269,223	101,935	114,271	126,116	140,519	156,264	1,630,118
Purchase obligations	1,983,985	1,939,272	25,202	10,031	5,169	4,311	—
Total	$43,212,500	$7,822,374	$3,644,069	$5,171,586	$4,085,960	$9,837,523	$12,650,988

(1)	See Note 10 for further information on leases and the adoption of ASC 842.
(2)	Represents minimum contractual commitments related to communication tower obligations, certain 5G Network Deployment commitments, obligations under the NSA with AT&T, and satellite related and other obligations.

In certain circumstances the dates on which we are obligated to make these payments could be delayed.

The table above does not include $389 million of liabilities associated with unrecognized tax benefits that were accrued, as discussed in Note 12 and are included on our Consolidated Balance Sheets as of December 31, 2021. We do not expect any portion of this amount to be paid or settled within the next 12 months.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The table above does not include all potential expenses we expect to incur for our 5G Network Deployment. We currently expect capital expenditures, excluding capitalized interest, for our 5G Network Deployment to be approximately $10 billion, including amounts incurred in 2021, of which approximately $1.773 billion is included in the table above in “Other long-term obligations.” For further discussion see below.

AT&T Network Service Agreement. On July 14, 2021, DISH Wireless L.L.C., our indirect wholly-owned subsidiary, and AT&T entered into a ten-year NSA, which will provide our Wireless subscribers coverage on AT&T’s network.

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

Wireless – 5G Network Deployment

We have directly invested approximately $20 billion to acquire certain wireless spectrum licenses (including the 3.45-3.55 GHz band licenses purchased in the first quarter of 2022) and made over $10 billion in non-controlling investments in certain entities, for a total of approximately $30 billion. The $30 billion of investments related to wireless spectrum licenses does not include $6 billion of capitalized interest related to the carrying value of such licenses.  See Note 2 for further information on capitalized interest.

Recent Wireless Spectrum Acquisitions

3550-3650 MHz. The auction for the Priority Access Licenses for the 3550-3650 MHz band (“Auction 105”) began on July 23, 2020 and ended on August 25, 2020. On September 2, 2020, the FCC announced that Wetterhorn Wireless L.L.C. (“Wetterhorn”), a wholly-owned subsidiary of DISH Network, was the winning bidder of 5,492 Priority Access Licenses in the 3550-3650 MHz band, with Wetterhorn’s aggregate winning bids totaling approximately $913 million. During the second and third quarters 2020, we paid $83 million and $100 million, respectively, to the FCC for our winning bids. On October 1, 2020, we paid the remaining balance of our winning bids of approximately $730 million. On March 12, 2021, the FCC issued an order granting Wetterhorn’s application to acquire the 3550-3650 MHz licenses (the “3550-3650 MHz Licenses”). The payments made in 2020 were included in “Other current assets” as of December 31, 2020 and have been reclassified to “FCC authorizations” as of December 31, 2021 on our Consolidated Balance Sheets.

3.7-3.98 GHz. The auction for the Flexible-Use Service Licenses in the 3.7-3.98 GHz Band (“Auction 107”) began on December 8, 2020 and ended on February 17, 2021. On February 24, 2021, the FCC announced that Little Bear Wireless L.L.C. (“Little Bear”), a wholly-owned subsidiary of DISH Network, was the winning bidder of one Flexible-Use Service License in the 3.7-3.98 GHz band, with Little Bear’s aggregate winning bid totaling approximately $3 million. On November 2, 2020, we paid $340 million to the FCC as a deposit for Auction 107.  On March 24, 2021, we received a $337 million refund for the balance of our deposit less our winning bid amount.  On July 23, 2021, the FCC issued an order granting Little Bear’s application to acquire the 20 MHz license covering the Cheyenne, Wyoming Partial Economic Area in the 3.7-3.98 GHz band license (the “3.7-3.98 GHz Licenses”).

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

3.45–3.55 GHz. The auction for the Flexible-Use Service Licenses in the 3.45–3.55 GHz band (“Auction 110”) began on October 5, 2021 and ended January 4, 2022.  On January 14, 2022, the FCC announced that Weminuche L.L.C. (“Weminuche”), a wholly-owned subsidiary of DISH Network, was the winning bidder of 1,232 Flexible-Use Service Licenses in the 3.45–3.55 GHz band, with Weminuche’s aggregate winning bids totaling approximately $7.328 billion. During the third quarter of 2021, we paid $123 million to the FCC as a deposit for Auction 110, which is included in “Other current assets” on our Consolidated Balance Sheets as of December 31, 2021. In January and February 2022, we paid the remaining balance of our winning bids of approximately $7.205 billion. We paid this obligation from cash, restricted cash and marketable investment securities balances at that time. The FCC has not yet issued the licenses to Weminuche.

Wireless Spectrum Licenses

These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements that are summarized in the table below:

	Carrying	Build-Out Deadlines		Expiration
	Amount	Interim	Final	Date
	(In thousands)
Owned:
DBS Licenses (1)	$677,409
700 MHz Licenses	711,871	June 14, 2022 (2)	June 14, 2023 (3)	June 2023
AWS-4 Licenses	1,940,000	June 14, 2022 (2)	June 14, 2023 (3)	June 2023
H Block Licenses	1,671,506	June 14, 2022 (2)	June 14, 2023 (4)	June 2023
600 MHz Licenses	6,211,154		June 14, 2025 (5)	June 2029
MVDDS Licenses (1)	24,000			August 2024
LMDS Licenses (1)	—			September 2028
28 GHz Licenses	2,883		October 2, 2029 (6)	October 2029
24 GHz Licenses	11,772		December 11, 2029 (6)	December 2029
37 GHz, 39 GHz and 47 GHz Licenses	202,533		June 4, 2030 (6)	June 2030
3550-3650 MHz Licenses	912,939		March 12, 2031 (6)	March 2031
3.7-3.98 GHz Licenses	2,580	July 23, 2029 (6)	July 23, 2033 (6)	July 2036
Subtotal	12,368,647
Non-controlling Investments:
Northstar	5,618,930		October 2025 (7)	October 2025 (7)
SNR	4,271,459		October 2025 (7)	October 2025 (7)
Total AWS-3 Licenses	9,890,389

Capitalized Interest (8)	6,373,629
Total as of December 31, 2021	$28,632,665

Post December 31, 2021 Wireless Spectrum Purchases (9)
3.45–3.55 GHz Licenses	7,327,989
Total	$35,960,654

(1)	The build-out deadlines for these licenses have been met.
(2)	For these licenses, we must offer 5G broadband service to at least 20% of the United States population and have developed a core network by this date.
(3)	For these licenses, we must offer 5G broadband service to 70% of the United States population by this date; provided, however, if by June 14, 2023, we are offering 5G broadband service with respect to these licenses to at least 50% of the population of the United States, the final deadline shall be further extended automatically to June 14, 2025, for us to construct and offer 5G broadband service to at least 70% of the population in each Economic Area (which is a service area established by the FCC) with respect to these licenses.
(4)	For these licenses, we must offer 5G broadband service to at least 70% of the United States population by this date; provided, however, that if by June 14, 2023, we are offering 5G broadband service with respect to these licenses to at least 50% of the population of the United States, the final deadline shall be further extended automatically to June 14, 2025, for us to construct and offer 5G broadband service to at least 75% of the population in each Economic Area with respect to these licenses.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(5)	For these licenses, we must offer 5G broadband service to at least 75% of the population in each Partial Economic Area (which are service areas established by the FCC) by this date.
(6)	There are a variety of build-out options and associated build-out metrics associated with these licenses.
(7)	For these licenses, Northstar Wireless and SNR Wireless must provide reliable signal coverage and offer service to at least 75% of the population of each license area by this date. The AWS-3 interim build-out requirement was not met and as a result, the AWS-3 expiration date and the AWS-3 final build-out requirement will be accelerated by two years (from October 2027 to October 2025) for each AWS-3 License area in which Northstar Wireless and SNR Wireless do not meet the requirement.
(8)	See Note 2 for further information.
(9)	On January 14, 2022, the FCC announced that Weminuche, a wholly-owned subsidiary of DISH Network, was the winning bidder of 1,232 Flexible-Use Service Licenses in the 3.45–3.55 GHz band, with Weminuche’s aggregate winning bids totaling approximately $7.328 billion. During the third quarter of 2021, we paid $123 million to the FCC as a deposit for Auction 110, which is included in “Other current assets” on our Consolidated Balance Sheets as of December 31, 2021. In January and February 2022, we paid the remaining balance of our winning bids of approximately $7.205 billion. The FCC has not yet issued the licenses to Weminuche. The 3.45-3.55 GHz band licenses of $7.328 billion are not included in “FCC authorizations” on our Consolidated Balance Sheets as of December 31, 2021.

Commercialization of Our Wireless Spectrum Licenses and Related Assets. We plan to commercialize our wireless spectrum licenses through our 5G Network Deployment. We have committed to deploy a facilities-based 5G broadband network capable of serving increasingly larger portions of the U.S. population at different deadlines, including 20% of the U.S. population by June 2022 and 70% by June 2023.  We currently have over 50 markets under construction and completed a friendly user trial, drive testing and user equipment testing in Las Vegas during the fourth quarter of 2021. Our current construction is primarily focused on markets we intend to launch by June 2022 in conjunction with the 20% population coverage requirement.  However, we have also began construction of markets we intend to launch by June of 2023 that support the 70% population coverage requirement. We currently expect capital expenditures, excluding capitalized interest, for our 5G Network Deployment to be approximately $10 billion, including amounts incurred in 2021.

We will need to make significant additional investments or partner with others to, among other things, complete our 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as we complete our 5G Network Deployment we will incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure. We may also determine that additional wireless spectrum licenses may be required to complete our 5G Network Deployment and to compete with other wireless service providers.

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

FCC Licenses. On October 27, 2015, the FCC granted the Northstar Licenses to Northstar Wireless and the SNR Licenses to SNR Wireless, respectively, which are recorded in “FCC authorizations” on our Consolidated Balance Sheets. The AWS-3 Licenses are subject to certain interim and final build-out requirements. By October 2021, Northstar Wireless and SNR Wireless must provide reliable signal coverage and offer service to at least 40% of the population in each area covered by an individual AWS-3 License (the “AWS-3 Interim Build-Out Requirement”). By October 2027, Northstar Wireless and SNR Wireless must provide reliable signal coverage and offer service to at least 75% of the population in each area covered by an individual AWS-3 License (the “AWS-3 Final Build-Out Requirement”). The AWS-3 Interim Build-Out Requirement was not met and as a result, the AWS-3 License term and the AWS-3 Final Build-Out Requirement will be accelerated by two years (from October 2027 to October 2025) for each AWS-3 License area in which Northstar Wireless and SNR Wireless do not meet the requirement.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

On January 24, 2022, American II, Northstar Spectrum, and Northstar Manager amended and restated the Third Amended and Restated Limited Liability Company Agreement, dated June 7, 2018, by and among American II, Northstar Spectrum, and Northstar Manager, to, among other things: (i) increase the second window for Northstar Manager to “put” its interest in Northstar Spectrum to Northstar Spectrum after October 27, 2021 from 90 days to 270 days. The Second Northstar Put Window is currently open and expires on July 24, 2022. The value of the Northstar Put Right has accrued to approximately $86 million as of December 31, 2021.

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

On November 15, 2021, we, through our wholly-owned subsidiary American III received notice that SNR Management is exercising the SNR Put Right effective as of November 15, 2021. The value of the SNR Put Right has accrued to approximately $309 million as of December 31, 2021. The consummation of the sale is subject to approval by the FCC, following our submission to the FCC, which we expect to file in the near-term. We expect to fund this obligation from cash and marketable investment securities balances at that time.

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

As of December 31, 2021 and December 31, 2020, the aggregate value of Northstar Manager’s ownership interest in Northstar Spectrum and SNR Management’s ownership interest in SNR HoldCo was $395 million and $351 million, respectively, recorded as “Redeemable noncontrolling interests” on our Consolidated Balance Sheets.

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

Purchase Obligations

Our 2022 purchase obligations primarily consist of binding purchase orders for certain fixed contractual commitments to purchase programming content, receiver systems and related equipment, broadband equipment, digital broadcast operations, transmission costs, streaming delivery technology and infrastructure, engineering services, and other products and services related to the operation of our Pay-TV services. In addition, our 2022 purchase obligations also include wireless devices related to our retail wireless business as well as transition services pursuant to the TSA with T-Mobile. Our purchase obligations may fluctuate significantly from period to period due to, among other things, management’s timing of payments and inventory purchases, which can materially impact our future operating asset and liability balances, and our future working capital requirements.

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

MNSA Commitments

In connection with the Boost Mobile Acquisition, we and T-Mobile entered into an MNSA, pursuant to which we receive network services from T-Mobile for a period of seven years. Our payment obligations are generally contingent on, among other things, the number of retail Wireless subscribers.  The commitment under the MNSA is not included in the “Commitments” table above.

Rent Expense

Total rent expense for operating leases was $139 million, $99 million and $273 million in 2021, 2020 and 2019, respectively.

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

American Patents LLC

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

Broadband iTV, Inc.

On December 19, 2019, Broadband iTV, Inc. (“Broadband iTV”) filed a complaint against our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Western District of Texas. The complaint alleges infringement of United States Patent No. 10,028,026 (the “026 patent”), entitled “System for addressing on-demand TV program content on TV services platform of a digital TV services provider”; United States Patent No. 10,506,269 (the “269 patent”), entitled “System for addressing on-demand TV program content on TV services platform of a digital TV services provider”; United States Patent No. 9,998,791 (“the 791 patent”), entitled “Video-on-demand content delivery method for providing video-on-demand services to TV service subscribers”; and United States Patent No. 9,648,388 (the “388 patent”), entitled “Video-on-demand content delivery system for providing video-on-demand services to TV services subscribers.” Generally, the asserted patents relate to providing video on demand content to subscribers. Broadband iTV’s damages expert contended that Broadband iTV was entitled to $162 million in damages.

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

On October 21, 2021, the United States Court of Appeals for the Federal Circuit granted DISH Network L.L.C.’s emergency appeal to have the case moved to the United States District Court for the District of Colorado. Pursuant to a joint stipulation of the parties, the case was dismissed with prejudice on December 1, 2021. This matter is now concluded.

Bunker IP LLC

On January 27, 2021, Bunker IP LLC (“Bunker”) filed a complaint against our wholly-owned subsidiary, DISH Wireless L.L.C., in the United States District Court for the Northern District of Illinois. The complaint alleges infringement of U.S. Patent No. 7,181,237 (the “237 patent), entitled “Control of a Multi-Mode, Multi-Band Mobile Telephone via a Single Hardware and Software Man Machine Interface; and U.S. Patent No. 8,843,641 (the “641 patent”), entitled “Plug-In Connector System for Protected Establishment of a Network Connection.” Generally, the 237 patent relates to a mobile phone that can switch between two different protocols within a single chipset, and the 641 patent relates to a plug-in connector to a device, where the connector’s presence is authenticated to ensure protected access to network resources. On May 19, 2021, pursuant to Bunker’s request, the Court dismissed the case without prejudice. This matter is now concluded.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Cedar Lane Technologies Inc.

On October 13, 2020, Cedar Lane Technologies Inc. (“Cedar Lane”) filed a complaint against our wholly-owned subsidiary, DISH Network L.L.C., in the United States District Court for the Western District of Texas. The complaint alleges infringement of United States Patent No. 6,502,194 (the “194 patent”), entitled “System for playback of network audio material on demand”; United States Patent No. 6,526,411 (the “411 patent”), entitled “System and method for creating dynamic playlists”; United States Patent No. 6,721,489 (the “489 patent”), entitled “Play list manager”; United States Patent No. 7,173,177 (the “177 patent”), entitled “User interface for simultaneous management of owned and unowned inventory”; United States Patent No. 7,642,443 (the “443 patent”), entitled “User interface for simultaneous management of owned and unowned inventory”; and United States Patent No. 8,165,867 (the “867 patent”), entitled “Methods for translating a device command.”

Generally, the asserted patents relate to streaming digital audio to a home audio system; aspects of play lists and purchased content; and voice control. Cedar Lane is a non-practicing entity that has filed more than 75 patent infringement lawsuits. On March 11, 2021, pursuant to a stipulation of the parties, the Court dismissed the case without prejudice. This matter is now concluded.

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

The parties entered into a global settlement agreement, and on December 10, 2021, the Court entered an order granting final approval of the settlement. This matter is now concluded.

ClearPlay, Inc.

On March 13, 2014, ClearPlay, Inc. (“ClearPlay”) filed a complaint against us, our wholly-owned subsidiary DISH Network L.L.C., EchoStar, and its then wholly-owned subsidiary EchoStar Technologies L.L.C., in the United States District Court for the District of Utah. The complaint alleges willful infringement of United States Patent Nos. 6,898,799 (the “799 patent”), entitled “Multimedia Content Navigation and Playback”; 7,526,784 (the “784 patent”), entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; 7,543,318 (the “318 patent”), entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; 7,577,970 (the “970 patent”), entitled “Multimedia Content Navigation and Playback”; and 8,117,282 (the “282 patent”), entitled “Media Player Configured to Receive Playback Filters From Alternative Storage Mediums.” ClearPlay alleges that the AutoHop™ feature of our Hopper® set-top box infringes the asserted patents. On February 11, 2015, the case was stayed pending various third-party challenges before the United States Patent and Trademark Office regarding the validity of certain of the patents asserted in the action. In those third-party challenges, the United States Patent and Trademark Office found that all claims of the 282 patent are unpatentable, and that certain claims of the 784 patent and 318 patent are unpatentable. ClearPlay appealed as to the 784 patent and the 318 patent, and on August 23, 2016, the United States Court of Appeals for the Federal Circuit affirmed the findings of the United States Patent and Trademark Office.

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

In a First Amended Complaint filed on August 6, 2018, Contemporary added our wholly-owned subsidiary DISH Network L.L.C. as a defendant. In a Second Amended Complaint filed on October 9, 2018, Contemporary named only our wholly-owned subsidiary DISH Network L.L.C. as a defendant and dropped certain indirect infringement allegations. On June 10, 2019, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of the asserted claims of the 842 patent, the 903 patent, the 643 patent and the 997 patent. On December 13, 2019 and January 7, 2020, the United States Patent and Trademark Office agreed to institute proceedings on each of our petitions. Following Contemporary’s decision not to file Patent Owner Responses to DISH Network L.L.C.’s petitions on the 842 patent and the 903 patent, on April 24, 2020, the United States Patent and Trademark Office entered judgments granting those petitions and canceling the challenged claims of those patents. On November 25, 2020 and December 18, 2020, respectively, the United States Patent and Trademark Office issued final written decisions invalidating all challenged claims of, respectively, the 643 patent and the 997 patent. On February 12, 2021, Contemporary Display noticed an appeal to the United States Court of Appeals for the Federal Circuit challenging the final written decision as to the 997 patent, and that appeal is fully briefed and scheduled for oral argument on April 7, 2022. On July 11, 2019, the Court entered an order staying the case pending resolution of the petitions. On January 31, 2020, pursuant to the parties’ joint motion, the Court dismissed all claims arising from the 202 patent, and extended its stay of the litigation pending non-appealable determinations on all of the petitions before the United States Patent and Trademark Office.

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

Gravel Rating Systems LLC

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

Jones 401(k) Litigation

On December 20, 2021, four former employees filed a class action complaint in federal court in Denver against us, our Board of Directors, and our Retirement Plan Committee alleging fiduciary breaches arising from the management of our 401(k) Plan. The putative class, comprised of all participants in the Plan on or after January 20, 2016, alleges that the Plan had excessive recordkeeping and administrative expenses and that it maintained underperforming funds.

We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Lecrew Licensing LLC

On September 30, 2021, Lecrew Licensing LLC filed a complaint against us in the United States District Court for the District of Colorado. The complaint alleges infringement of U.S. Patent No. 9,516,370 (the “370 patent”), entitled “Method, Device, and System for Directing a Wireless Speaker from a Mobile Phone to Receive and Render a Playlist from a Content Server on the Internet.” Pursuant to the plaintiff’s notice of voluntary dismissal, on November 18, 2021, the case was dismissed without prejudice. This matter is now concluded.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Optic153 LLC

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

On July 3, 2018, Sling TV L.L.C., Sling Media L.L.C., DISH Network L.L.C., and DISH Technologies L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of each of the asserted patents. On January 31, 2019, the United States Patent and Trademark Office agreed to institute proceedings on our petitions challenging all asserted claims of each of the asserted patents, and it held trial on the petitions on December 5, 2019. On January 17, 2020, the United States Patent and Trademark Office terminated the petitions as time-barred, but issued a final written decision invalidating the 535 patent to third parties that had timely joined in our petition (and, on January 10, 2020, issued a final written decision invalidating the 535 patent in connection with a third party’s independent petition). On March 16, 2020, Sling TV L.L.C., Sling Media L.L.C., DISH Network L.L.C., and DISH Technologies L.L.C. filed a notice of appeal from the terminated petitions to the United States Court of Appeals for the Federal Circuit. On June 29, 2020, the United States Patent and Trademark Office filed a notice of intervention in the appeal. On March 16, 2021, the Court of Appeals dismissed the appeal for lack of jurisdiction. On April 29, 2021, Sling TV L.L.C., Sling Media L.L.C., DISH Network L.L.C., and DISH Technologies L.L.C. filed a petition for rehearing, which was denied on June 28, 2021. On January 12, 2021, Realtime Adaptive Streaming filed a notice of dismissal of its claims on the 535 patent. On July 30, 2021, the District Court granted summary judgment in favor of DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C., holding that the remaining asserted patent, the 610 patent, is invalid because it claims patent-ineligible abstract subject matter. Realtime Adaptive Streaming has filed a notice of appeal from that ruling. On January 21, 2022, the District Court granted the defendants’ motion to have the case declared “exceptional,” which entitles them to be awarded attorneys’ fees.

Independently, on September 21, 2021, in connection with an ex parte reexamination of the validity of the 610 patent, an examiner at the United States Patent and Trademark Office issued a final office action rejecting each asserted claim of the 610 patent. On February 15, 2022, Realtime Adaptive Streaming filed a notice of appeal to the Patent Trial and Appeal Board.

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

Sound View Innovations, LLC

On December 30, 2019, Sound View Innovations, LLC filed one complaint against our wholly-owned subsidiaries DISH Network L.L.C. and DISH Technologies L.L.C. and a second complaint against our wholly-owned subsidiary Sling TV L.L.C. in the United States District Court for the District of Colorado. The complaint against DISH Network L.L.C. and DISH Technologies L.L.C. alleges infringement of United States Patent No 6,502,133 (the “133 patent”), entitled “Real-Time Event Processing System with Analysis Engine Using Recovery Information,” and both complaints allege infringement of United States Patent No. 6,708,213 (the “213 patent), entitled “Method for Streaming Multimedia Information Over Public Networks”; United States Patent No. 6,757,796 (the “796 patent”), entitled “Method and System for Caching Streaming Live Broadcasts transmitted Over a Network”; and United States Patent No. 6,725,456 (the “456 patent”), entitled “Methods and Apparatus for Ensuring Quality of Service in an Operating System.” All but the 133 patent are also asserted in the complaint against Sling TV L.L.C.

On May 21, 2020, June 3, 2020, June 5, 2020 and July 10, 2020, DISH Network L.L.C., DISH Technologies L.L.C. and Sling TV L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of, respectively, the 213 patent, the 133 patent, the 456 patent and the 796 patent. On November 25, 2020, the United States Patent and Trademark Office declined to review the validity of the 213 patent, and on September 29, 2021, denied a request for rehearing of that decision. On January 19, 2021, the United States Patent and Trademark Office agreed to institute proceedings on the 456 patent but declined to review the 133 patent. On February 24, 2021, the United States Patent and Trademark Office agreed to institute proceedings on the 796 patent. On January 18, 2022, the United States Patent and Trademark Office issued a final written decision holding that the challenged claim of the 456 patent is patentable, and on February 8, 2022, it issued a final written decision holding that the challenged claims of the 796 patent are patentable.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On November 13, 2017, City of Sterling Heights Police and Fire Retirement System (“Sterling Heights”), a purported shareholder of the Company, filed a putative shareholder derivative action in the District Court for Clark County, Nevada. Sterling Heights makes substantially the same allegations as Plumbers Union 519, and alleges causes of action against the Director Defendants for breach of fiduciary duty, waste of corporate assets and unjust enrichment. Sterling Heights is seeking an unspecified amount of damages. Pursuant to a stipulation of the parties, on January 4, 2018, the District Court agreed to consolidate the Sterling Heights action with the Plumbers Local 519 action, and on January 12, 2018, the derivative plaintiffs filed an amended consolidated complaint that largely duplicates the original Plumbers Local 519 complaint. Our Board of Directors has established a Special Litigation Committee to review the factual allegations and legal claims in this action. On May 15, 2018, the District Court granted the Special Litigation Committee’s motion to stay the case pending its investigation. The Special Litigation Committee’s report was filed on November 27, 2018, and recommended that the Company not pursue the claims asserted by the derivative plaintiffs. On December 20, 2018, the Special Litigation Committee filed a motion seeking deferral to its determination that the claims should be dismissed. Following a two-day evidentiary hearing on July 6-7, 2020, on July 17, 2020, the District Court entered an order granting the Special Litigation Committee’s motion. On August 25, 2020, the derivative plaintiffs filed a notice of appeal to the Nevada Supreme Court, and oral argument on that appeal occurred on February 7, 2022.

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

On February 9, 2017, the United States Patent and Trademark Office agreed to institute proceedings on our petition related to the 404 patent, and on February 13, 2017, the United States Patent and Trademark Office agreed to institute proceedings on our petition related to the 268 patent. On February 27, 2017, the United States Patent and Trademark Office granted our motions to join the instituted petitions on the 243 and 412 patents. On October 26, 2017, the United States Patent and Trademark Office issued final written decisions on the petitions challenging the 158 patent, the 243 patent, the 412 patent and the 430 patent, and it invalidated all of the asserted claims of those patents. On February 7, 2018, the United States Patent and Trademark Office issued final written decisions on the petitions challenging the 404 patent, and it invalidated all of the asserted claims of that patent on the basis of our petition. On February 10, 2018, the United States Patent and Trademark Office issued a final written decision on our petition challenging the 268 patent, and it invalidated all of the asserted claims. On March 12, 2018, the United States Patent and Trademark Office issued a final written decision on a third-party petition challenging the 268 patent, and it invalidated all of the asserted claims. All asserted claims have now been invalidated by the United States Patent and Trademark Office. TQ Delta filed notices of appeal from the final written decisions adverse to it. On May 9, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the 430 patent and the 412 patent. On July 10, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the asserted claims of the 404 patent. On July 15, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the asserted claims of the 268 patent. On November 22, 2019, the United States Court of Appeals for the Federal Circuit reversed the invalidity finding on the 243 patent and the 158 patent, and then, on March 29, 2020, denied a petition for panel rehearing as to those findings. On April 13, 2021, the Court lifted the stay. On April 23 and April 26, 2021, the United States Patent and Trademark Office issued orders granting requests for ex parte reexamination of, respectively, the 158 patent and the 243 patent.

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

Turner Network Sales, Inc.

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

Uniloc 2017 LLC

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

On June 25, 2019, Sling TV L.L.C. filed a petition with the United States Patent and Trademark Office challenging the validity of all of the asserted claims of the 005 patent. On July 19, 2019 and July 22, 2019, respectively, Sling TV L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of all asserted claims of the 273 patent and the 609 patent. On August 12, 2019, Sling TV L.L.C. filed a petition with the United States Patent and Trademark Office challenging the validity of all of the asserted claims of the 118 patent. On October 18, 2019, pursuant to a stipulation of the parties, the Court entered a stay of the trial proceedings. On January 9, 2020, the United States Patent and Trademark Office agreed to institute proceedings on the petition challenging the 005 patent. On January 15, 2020, the United States Patent and Trademark Office agreed to institute proceedings on the petition challenging the 273 patent. On February 4, 2020, the United States Patent and Trademark Office agreed to institute proceedings on the petition challenging the 609 patent. On February 25, 2020, the United States Patent and Trademark Office declined to institute proceedings on the petition challenging the 118 patent. On December 28, 2020, the United States Patent and Trademark Office issued a final written decision upholding the validity of the challenged claims of the 273 patent. Sling TV L.L.C. filed a notice of appeal from that decision to the United States Court of Appeals for the Federal Circuit, and on February 2, 2022, the court vacated the final written decision and remanded to the United States Patent and Trademark Office to reconsider its ruling. On January 5, 2021, the United States Patent and Trademark Office issued a final written decision invalidating all challenged claims of the 005 patent. On January 19, 2021, the United States Patent and Trademark Office issued a final written decision invalidating all challenged claims of the 609 patent (and a second final written decision invalidating all challenged claims of the 609 patent based on a third party’s petition).

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

On March 2, 2017, the United States District Court for the District of Columbia entered a stay of the litigation until such time as the United States Court of Appeals for the District of Columbia (the “D.C. Circuit”) issued its opinion in SNR Wireless LicenseCo, LLC, et al. v. F.C.C. The D.C. Circuit issued its opinion on August 29, 2017 and remanded the matter to the FCC for further proceedings. See “Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” above for further information. Thereafter, the Court maintained the stay until October 26, 2018. On February 11, 2019, the Court granted Vermont National’s unopposed motion for leave to file an amended complaint. On March 28, 2019, the defendants filed a motion to dismiss Vermont National’s amended complaint, and on March 23, 2021, the Court granted the motion to dismiss. On April 21, 2021, Vermont National filed a notice of appeal. The briefing is now complete, and oral argument has been scheduled for March 3, 2022.

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

The total assets, revenue and operating income by segment were as follows:

	As of December 31,
	2021	2020

	(In thousands)
Total assets:
Pay-TV	$43,799,761	$36,251,281
Wireless	33,310,090	29,921,237
Eliminations	(29,108,126)	(27,932,571)
Total assets	$48,001,725	$38,239,947

			All
			Other &	Consolidated
	Pay-TV	Wireless	Eliminations	Total

	(In thousands)
Year Ended December 31, 2021
Total revenue	$12,928,707	$4,957,272	$(4,873)	$17,881,106
Depreciation and amortization	538,836	186,016	—	724,852
Operating income (loss)	3,075,580	127,455	—	3,203,035
Interest income	1,346,502	6	(1,335,170)	11,338
Interest expense, net of amounts capitalized	(819,510)	(531,834)	1,335,170	(16,174)
Other, net	(2,917)	23,474	—	20,557
Income tax (provision) benefit, net	(853,362)	90,552	—	(762,810)
Net income (loss)	2,746,293	(290,347)	—	2,455,946

Year Ended December 31, 2020
Total revenue	$12,897,413	$2,599,842	$(3,820)	$15,493,435
Depreciation and amortization	613,926	100,626	—	714,552
Operating income (loss) (1)	2,903,183	(320,568)	—	2,582,615
Interest income	1,676,953	4	(1,654,223)	22,734
Interest expense, net of amounts capitalized	(922,876)	(744,321)	1,654,223	(12,974)
Other, net	2,020	(22,184)	—	(20,164)
Income tax (provision) benefit, net	(836,296)	138,021	—	(698,275)
Net income (loss)	2,822,984	(949,048)	—	1,873,936

Year Ended December 31, 2019
Total revenue	$12,810,248	$1,673	$(4,237)	$12,807,684
Depreciation and amortization	621,810	8,767	—	630,577
Operating income (loss)	1,961,700	(82,824)	—	1,878,876
Interest income	1,588,023	—	(1,510,809)	77,214
Interest expense, net of amounts capitalized	(988,295)	(546,201)	1,510,809	(23,687)
Other, net	10,940	584	—	11,524
Income tax (provision) benefit, net	(615,664)	164,306	—	(451,358)
Net income (loss)	1,956,705	(464,136)	—	1,492,569

(1)	The year ended December 31, 2020 was negatively impacted by an “Impairment of long-lived assets” of $356 million. See Note 2 for further information.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Geographic Information. Revenue is attributed to geographic regions based upon the location where the goods and services are provided. All service revenue was derived from the United States. Substantially all of our long-lived assets reside in the United States.

The following table summarizes revenue by geographic region:

	For the Years Ended December 31,
Revenue:	2021	2020	2019

	(In thousands)
United States	$17,824,629	$15,442,371	$12,759,909
Canada and Mexico	56,477	51,064	47,775
Total revenue	$17,881,106	$15,493,435	$12,807,684

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Years Ended December 31,
Category:	2021	2020	2019

	(In thousands)
Pay-TV subscriber and related revenue	$12,748,334	$12,702,345	$12,616,442
Wireless services and related revenue	4,142,883	2,143,703	—
Pay-TV equipment sales and other revenue	180,373	195,068	193,806
Wireless equipment sales and other revenue	814,389	456,139	1,673
Eliminations	(4,873)	(3,820)	(4,237)
Total	$17,881,106	$15,493,435	$12,807,684

18.    Contract Balances

Our valuation and qualifying accounts as of December 31, 2021, 2020 and 2019 were as follows:

Allowance for credit losses	Balance at Beginning of Year	Current Period Provision for Expected Credit Losses	Write-offs Charged Against Allowance	Acquisitions	Balance at End of Year

	(In thousands)
For the years ended:
December 31, 2021	$72,278	$54,083	$(87,919)	92	$38,534
December 31, 2020	$19,280	$84,697	$(56,075)	24,376	$72,278
December 31, 2019	$16,966	$69,866	$(67,552)	—	$19,280

Contract liabilities arise when we bill our customers and receive consideration in advance of providing the service. Contract liabilities are recognized as revenue when the service has been provided to the customer. Contract liabilities are recorded in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Consolidated Balance Sheets.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	As of December 31,
	2021	2020

	(In thousands)
Contract liabilities	$714,428	$778,832

Our beginning of period contract liability recorded as customer contract revenue during 2021 was $776 million.

We apply a practical expedient and do not disclose the value of the remaining performance obligations for contracts that are less than one year in duration, which represent a substantial majority of our revenue. As such, the amount of revenue related to unsatisfied performance obligations is not necessarily indicative of our future revenue.

19.    Quarterly Financial Data (Unaudited)

Our quarterly results of operations are summarized as follows:

	For the Three Months Ended
	March 31	June 30	September 30	December 31

	(In thousands, except per share data)
Year ended December 31, 2021:
Total revenue	$4,497,853	$4,486,960	$4,449,635	$4,446,658
Operating income (loss)	864,576	906,738	717,705	714,016
Net income (loss)	641,563	681,451	567,520	565,412
Net income (loss) attributable to DISH Network	630,224	671,047	557,042	552,329

Basic net income (loss) per share attributable to DISH Network	$1.20	$1.27	$1.05	$1.04

Diluted net income (loss) per share attributable to DISH Network	$0.99	$1.06	$0.88	$0.87

Year ended December 31, 2020:
Total revenue	$3,217,389	$3,187,090	$4,531,591	$4,557,365
Operating income (loss)	144,078	637,650	811,248	989,639
Net income (loss)	99,274	480,406	532,959	761,297
Net income (loss) attributable to DISH Network	73,099	452,343	504,599	732,632

Basic net income (loss) per share attributable to DISH Network	$0.14	$0.86	$0.96	$1.39

Diluted net income (loss) per share attributable to DISH Network	$0.13	$0.78	$0.86	$1.24

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

“Trade accounts receivable”

As of December 31, 2021 and 2020, trade accounts receivable from EchoStar was $1 million and $1 million, respectively. These amounts are recorded in “Trade accounts receivable” on our Consolidated Balance Sheets.

“Trade accounts payable”

As of December 31, 2021 and 2020, trade accounts payable to EchoStar was $9 million and $6 million, respectively. These amounts are recorded in “Trade accounts payable” on our Consolidated Balance Sheets.

“Equipment sales and other revenue”

During the years ended December 31, 2021, 2020 and 2019, we received $6 million, $8 million and $6 million, respectively, for services provided to EchoStar. These amounts are recorded in “Equipment sales and other revenue” on our Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these revenues are discussed below.

Real Estate Lease Agreements. We have entered into lease agreements pursuant to which we lease certain real estate to EchoStar. The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic areas, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises. The term of each lease is set forth below:

●	El Paso Lease Agreement. During 2012, we began leasing certain space at 1285 Joe Battle Blvd., El Paso, Texas to EchoStar for an initial period ending on August 1, 2015, which also provides EchoStar with renewal options for four consecutive three-year terms. During the second quarter of 2015, EchoStar exercised its first renewal option for a period ending on August 1, 2018 and in April 2018 EchoStar exercised its second renewal option for a period ending in July 2021 and in May 2021 EchoStar exercised its third renewal option for a period ending in July 2024.

●	90 Inverness Lease Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar leases certain space from us at 90 Inverness Circle East, Englewood, Colorado for a period ending in February 2023. EchoStar has the option to renew this lease for four three-year periods.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

●	Cheyenne Lease Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar began leasing certain space from us at 530 EchoStar Drive, Cheyenne, Wyoming for a period ending in February 2019. In August 2018, EchoStar exercised its option to renew this lease for a one-year period ending in February 2020. EchoStar has the option to renew this lease for 12 one-year periods. In connection with the Master Transaction Agreement, we and EchoStar amended this lease to provide EchoStar with certain space for a period ending in September 2022, with the option for EchoStar to renew for a one-year period upon 180 days’ written notice prior to the end of the term.

●	Gilbert Lease Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar leased certain space from us at 801 N. DISH Dr., Gilbert, Arizona for a period ending in March 2019. EchoStar exercised its option to renew this lease for a one-year period ending in February 2020. This lease was terminated effective September 10, 2019.

●	American Fork Occupancy License Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, we acquired the lease for certain space at 796 East Utah Valley Drive, American Fork, Utah, and we began subleasing certain space at this location to EchoStar for a period ending in August 2017. In June 2017, EchoStar exercised its five-year renewal option for a period ending in August 2022. This lease was terminated effective March 2019.

Collocation and Antenna Space Agreements.  In connection with the completion of the Share Exchange, effective March 1, 2017, we entered into certain agreements pursuant to which we provide certain collocation and antenna space to HNS through February 2025 at the following locations: Cheyenne, Wyoming; Gilbert, Arizona; New Braunfels, Texas; Monee, Illinois; Englewood, Colorado; and Spokane, Washington. During August 2017, we entered into certain other agreements pursuant to which we provide certain collocation and antenna space to HNS through August 2022 at the following locations: Monee, Illinois and Spokane, Washington. HNS has the option to renew each of these agreements for four three-year periods. HNS may terminate certain of these agreements with 180 days’ prior written notice to us at the following locations: New Braunfels, Texas; Englewood, Colorado; and Spokane, Washington.  In September 2019, in connection with the Master Transaction Agreement, we entered into an agreement pursuant to which we provide HNS with certain additional collocation space in Cheyenne, Wyoming which expired in September 2020. In October 2019, HNS provided a termination notice for its New Braunfels, Texas agreement, effective as of May 2020. The fees for the services provided under these agreements depend, among other things, on the number of racks leased and/or antennas present at the location.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

“Cost of services”

During the years ended December 31, 2021, 2020 and 2019, we incurred $15 million, $20 million and $197 million, respectively, of costs for services provided to us by EchoStar. EchoStar was the supplier of the vast majority of our transponder capacity. On May 19, 2019, we entered into a Master Transaction Agreement pursuant to which, on September 10, 2019, certain satellites were transferred to us (see below). These amounts are recorded in “Cost of services” on our Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

QuetzSat-1 Lease Agreement. During 2008, EchoStar entered into a ten-year satellite service agreement with SES Latin America S.A. (“SES”), which provided, among other things, for the provision by SES to EchoStar of service on 32 DBS transponders on the QuetzSat-1 satellite (“SES Transponder Agreement”). During 2008, EchoStar also entered into a transponder service agreement (“QuetzSat-1 Transponder Agreement”) with us pursuant to which we received service from EchoStar on 24 DBS transponders. During 2013, we and EchoStar entered into an agreement pursuant to which we subleased five DBS transponders back to EchoStar.

Unless earlier terminated under the terms and conditions of the SES Transponder Agreement and QuetzSat-1 Transponder Agreement, the initial service term will expire in November 2021. Upon expiration of the initial term, we have the option to renew the SES Transponder Agreement on a year-to-year basis through the end-of-life of the QuetzSat-1 satellite. The SES Transponder Agreement was transferred to us in September 2019 pursuant to the Master Transaction Agreement. The SES Transponder Agreement expired in November 2021.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

“Cost of sales – equipment and other”

During the year ended December 31, 2021, 2020 and 2019, we incurred $6 million, $5 million and $6 million, respectively, for satellite hosting, operations and maintenance services as well as transmission of certain data.  These amounts are recorded in “Cost of sales – equipment and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

“Selling, general and administrative expenses”

During the years ended December 31, 2021, 2020 and 2019, we incurred $19 million, $13 million and $20 million, respectively, for selling, general and administrative expenses for services provided to us by EchoStar. These amounts are recorded in “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

Real Estate Lease Agreements. We have entered into lease agreements pursuant to which we lease certain real estate from EchoStar. The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area, and we are responsible for our portion of the taxes, insurance, utilities and maintenance of the premises. The term of each lease is set forth below:

●	Meridian Lease Agreement. The lease for all of 9601 S. Meridian Blvd. in Englewood, Colorado was for a period ending on December 31, 2019 and we and EchoStar amended this lease to, among other things, extend the term thereof for one additional year until December 31, 2021. In December 2021, we and EchoStar amended this lease to, among other things, extend the term thereof for one additional year until December 31, 2022.

●	Santa Fe Lease Agreement. The lease for all of 5701 S. Santa Fe Dr. in Littleton, Colorado was for a period ending on December 31, 2018. In December 2018, we and EchoStar amended this lease to, among other things, extend the term thereof for one additional year until December 31, 2019. On May 19, 2019, we entered into a Master Transaction Agreement pursuant to which, on September 10, 2019, this real estate was transferred to us.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

●	Cheyenne Lease Agreement. The lease for certain space at 530 EchoStar Drive in Cheyenne, Wyoming is for a period ending on December 31, 2031. In connection with the completion of the Share Exchange, EchoStar transferred ownership of a portion of this property to us, and, effective March 1, 2017, we and EchoStar amended this lease agreement to: (i) terminate the lease of certain space at the portion of the property that was transferred to us; and (ii) provide for the continued lease to us of certain space at the portion of the property that EchoStar retained. On May 19, 2019, we entered into a Master Transaction Agreement pursuant to which, on September 10, 2019, this real estate was transferred to us.

●	100 Inverness Lease Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, we lease certain space from EchoStar at 100 Inverness Terrace East, Englewood, Colorado for a period ending in December 2022. This agreement may be terminated by either party upon 180 days’ prior notice.

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

In connection with the completion of the Share Exchange on February 28, 2017, DISH Network and EchoStar amended the Professional Services Agreement to, among other things, provide certain transition services to each other related to the Share Exchange Agreement. In addition, pursuant to the Master Transaction Agreement, we and EchoStar amended the Professional Services Agreement effective September 10, 2019 to, among other things, provide certain transition services to each other related to the Master Transaction Agreement and to remove certain services no longer necessary as a result of the Master Transaction Agreement. See above for further information on the Master Transaction Agreement. During March 2020, we and EchoStar added a service under the Professional Services Agreement whereby we provide EchoStar with rights to use certain satellite capacity in exchange for certain credits to amounts owed by us to EchoStar under the TerreStar Agreement described above. The Professional Services Agreement renewed on January 1, 2022 for an additional one-year period until January 1, 2023 and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days’ notice. However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days’ notice.

Revenue for services provided by us to EchoStar under the Professional Services Agreement is recorded in “Equipment sales and other revenue” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

City of Hallandale.  During the second quarter of 2021, we and the other named defendants entered into a global settlement agreement with the City of Hallandale.  Under this settlement agreement, we expect to contribute an immaterial amount to the settlement. See Note 16 for further information.

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

In light of the Tax Sharing Agreement, among other things, and in connection with our consolidated federal income tax returns for certain tax years prior to and for the year of the Spin-off, during 2013, we and EchoStar agreed upon a supplemental allocation of the tax benefits arising from certain tax items resolved in the course of the IRS’ examination of these consolidated tax returns. As a result, we agreed to pay EchoStar $82 million of the tax benefit we received or will receive. Any payment to EchoStar, including accrued interest, will be made at such time as EchoStar would have otherwise been able to realize such tax benefit.

In addition, during 2013, we and EchoStar agreed upon a tax sharing arrangement for filing certain combined state income tax returns and a method of allocating the respective tax liabilities between us and EchoStar for such combined returns, through the taxable period ending on December 31, 2017 (the “State Tax Arrangement”). During the third quarter of 2018, we and EchoStar amended the Tax Sharing Agreement and the 2013 agreements (the “Amendment”).

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

Hughes Broadband Master Services Agreement.  In March 2017, DISH Network L.L.C. (“DNLLC”) and HNS entered into the MSA pursuant to which DNLLC, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders for the Hughes broadband satellite service and related equipment; and (ii) installs Hughes service equipment with respect to activations generated by DNLLC.  Under the MSA, HNS will make certain payments to DNLLC for each Hughes service activation generated, and installation performed, by DNLLC.  Payments from HNS for services provided are recorded in “Service revenue” on our Consolidated Statements of Operations and Comprehensive Income (Loss). For the years ended December 31, 2021, 2020 and 2019, these payments were $9 million, $16 million and $20 million, respectively. The MSA has an initial term of five years with automatic renewal for successive one year terms.  After the first anniversary of the MSA, either party has the ability to terminate the MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party.  Upon expiration or termination of the MSA, HNS will continue to provide the Hughes service to subscribers and make certain payments to DNLLC pursuant to the terms and conditions of the MSA. For the years ended December 31, 2021, 2020 and 2019, we purchased broadband equipment from HNS of $7 million, $13 million and $14 million under the MSA, respectively.

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

The table below summarizes our transactions with NagraStar.

	For the Years Ended December 31,
	2021	2020	2019

	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$45,944	$53,902	$56,284

		As of December 31,
		2021	2020

		(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar		$11,988	$9,038
Commitments to NagraStar		$5,630	$3,260

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

The table below summarizes our transactions with Dish Mexico:

	For the Years Ended December 31,
	2021	2020	2019

	(In thousands)
Sales:
Satellite capacity	$20,761	$21,850	$6,736
Uplink services	4,025	5,095	5,620
Total	$24,786	$26,945	$12,356

		As of December 31,
		2021	2020

		(In thousands)
Amounts Receivable:
Amounts receivable from Dish Mexico		$6,692	$17,029