Form 10-Q
period 2022-03-31
DISH Network CORP
filed 2022-05-06
CIK 1001082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022.

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

As of April 25, 2022, the registrant’s outstanding common stock consisted of 291,559,614 shares of Class A common stock and 238,435,208 shares of Class B common stock.

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

SUMMARY OF RISK FACTORS

COVID-19 Pandemic

●	The COVID-19 pandemic and its impact on the economic environment generally, and on us specifically, have adversely impacted our business. Furthermore, any continuation or worsening of the pandemic and economic environment could have a material adverse effect on our business, financial condition and results of operations.

Competition and Economic Risks

●	We face intense and increasing competition from providers of video, broadband and/or wireless services, which may require us to further increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.
●	Changing consumer behavior and new technologies in our Pay-TV business may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.
●	We face certain risks competing in the wireless services industry and operating a facilities-based wireless services business.
●	Our pay-TV competitors may be able to leverage their relationships with programmers to reduce their programming costs and/or offer exclusive content that will place them at a competitive advantage to us.
●	Through the MNSA and NSA, we depend primarily on T-Mobile as well as AT&T, respectively, in providing network services to our retail Wireless subscribers, and any system failure in the wireless networks, interruption in the network services (including the shutdown of T-Mobile’s CDMA Network beginning on March 31, 2022), and/or the termination of the MNSA or NSA could negatively impact our subscriber activations, our subscriber churn rate and our subscriber base, which in turn could have a material adverse effect our business, financial condition and results of operations.
●	Changes in how network operators handle and charge for access to data that travels across their networks could adversely impact our Pay-TV business.
●	Economic weakness and uncertainty may adversely affect our ability to grow or maintain our business.

i

Operational and Service Delivery Risks

●	Any deterioration in our operational performance and subscriber satisfaction could adversely affect our business, financial condition and results of operations.
●	If our subscriber activations decrease, or if our subscriber churn rate, subscriber acquisition costs or retention costs increase, our financial performance will be adversely affected.
●	With respect to our Pay-TV business, programming expenses are increasing, which may adversely affect our future financial condition and results of operations.
●	We depend on others to provide the programming that we offer to our Pay-TV subscribers and, if we fail to obtain or lose access to certain programming, our Pay-TV subscriber activations and our subscriber churn rate may be negatively impacted.
●	We may not be able to obtain necessary retransmission consent agreements at acceptable rates, or at all, from local network stations.
●	Any failure or inadequacy of our information technology infrastructure and communications systems or those of third parties that we use in our operations, including, without limitation, those caused by cyber-attacks or other malicious activities, could disrupt or harm our business.
●	Our failure to effectively invest in, introduce, and implement new competitive products and services could cause our products and services to become obsolete and could negatively impact our business.
●	We rely on a single vendor or a limited number of vendors to provide certain key products or services to us, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.
●	We depend on independent third parties to solicit orders for our services that represent a meaningful percentage of our total gross new subscriber activations.
●	We have limited satellite capacity and failures or reduced capacity could adversely affect our business, financial condition and results of operations.
●	We may have potential conflicts of interest with EchoStar due to our common ownership and management.
●	We rely on highly skilled personnel for our business, and any inability to hire and retain key personnel or hire qualified personnel may negatively affect our business, financial condition and results of operations.

Acquisition and Capital Structure Risks

●	We have made substantial investments to acquire certain wireless spectrum licenses and other related assets, and we may be unable to realize a return on these assets.
●	We have made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses, and we may be unable to obtain a profitable return on these investments.
●	We may pursue acquisitions and other strategic transactions to complement or expand our business that may not be successful, and we may lose up to the entire value of our investment in these acquisitions and transactions.
●	We have substantial debt outstanding and may incur additional debt.
●	We will need additional capital, which may not be available on favorable terms, to continue investing in our business and to finance acquisitions and other strategic transactions.
●	The conditional conversion features of our 3 3/8% Convertible Notes due 2026 (the “Convertible Notes due 2026”), our 2 3/8% Convertible Notes due 2024 (the “Convertible Notes due 2024”) and 0% Convertible Notes due 2025 (the “Convertible Notes due 2025,” and collectively with the Convertible Notes due 2026 and the Convertible Notes due 2024, the “Convertible Notes”), if triggered, may adversely affect our financial condition.

ii

●	The convertible note hedge and warrant transactions that we entered into in connection with the offering of the Convertible Notes due 2026 may affect the value of the Convertible Notes due 2026 and our Class A common stock.
●	We are subject to counterparty risk with respect to the convertible note hedge transactions.
●	From time to time a portion of our investment portfolio may be invested in securities that have limited liquidity and may not be immediately accessible to support our financing needs.
●	We are controlled by one principal stockholder who is also our Chairman.
●	It may be difficult for a third party to acquire us, even if doing so may be beneficial to our shareholders, because of our ownership structure.

Legal and Regulatory Risks

●	Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.
●	We are, and may become, party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.
●	Our services depend on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.
●	If our internal controls are not effective, our business, stock price and investor confidence in our financial results may be adversely affected.
●	We may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).

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

iii

Item 1. FINANCIAL STATEMENTS

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	March 31,	December 31,
	2022	2021
Assets
Current Assets:
Cash and cash equivalents	$2,696,478	$2,428,188
Marketable investment securities	538,775	2,975,518
Trade accounts receivable, net of allowance for credit losses of $33,935 and $38,534, respectively	1,089,460	942,561
Inventory	536,893	534,937
Other current assets	433,716	641,978
Total current assets	5,295,322	7,523,182

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	105,051	5,334,768
Property and equipment, net	3,866,054	3,257,787
FCC authorizations	28,888,467	28,632,665
Other investment securities	141,045	150,941
Operating lease assets	1,972,455	1,493,410
Other noncurrent assets, net (Note 10)	8,297,623	934,293
Intangible assets, net	635,635	674,679
Total noncurrent assets	43,906,330	40,478,543
Total assets	$49,201,652	$48,001,725

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Trade accounts payable	$941,499	$848,224
Deferred revenue and other	717,127	761,347
Accrued programming	1,277,217	1,376,770
Accrued interest	272,248	288,308
Other accrued expenses	1,265,997	1,179,427
Current portion of long-term debt and finance lease obligations (Note 9)	3,573,506	2,061,810
Total current liabilities	8,047,594	6,515,886

Long-Term Obligations, Net of Current Portion:
Long-term debt and finance lease obligations, net of current portion (Note 9)	17,852,176	19,355,206
Deferred tax liabilities	4,348,632	4,226,266
Operating lease liabilities	1,944,652	1,453,395
Long-term deferred revenue and other long-term liabilities	616,961	527,859
Total long-term obligations, net of current portion	24,762,421	25,562,726
Total liabilities	32,810,015	32,078,612

Commitments and Contingencies (Note 10)

Redeemable noncontrolling interests (Note 2)	411,258	395,222

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 290,746,692 and 290,529,607 shares issued and outstanding, respectively	2,908	2,905
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Additional paid-in capital	4,755,382	4,735,484
Accumulated other comprehensive income (loss)	58	281
Accumulated earnings (deficit)	11,218,268	10,785,617
Total DISH Network stockholders’ equity (deficit)	15,979,000	15,526,671
Noncontrolling interests	1,379	1,220
Total stockholders’ equity (deficit)	15,980,379	15,527,891
Total liabilities and stockholders’ equity (deficit)	$49,201,652	$48,001,725

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
Revenue:
Service revenue	$4,075,122	$4,209,471
Equipment sales and other revenue	255,498	288,382
Total revenue	4,330,620	4,497,853

Costs and Expenses (exclusive of depreciation):
Cost of services	2,482,642	2,537,665
Cost of sales - equipment and other	502,573	423,541
Selling, general and administrative expenses	618,704	481,686
Depreciation and amortization	176,341	190,385
Total costs and expenses	3,780,260	3,633,277

Operating income (loss)	550,360	864,576

Other Income (Expense):
Interest income	4,849	1,970
Interest expense, net of amounts capitalized	(4,601)	(3,873)
Other, net	42,548	(5,261)
Total other income (expense)	42,796	(7,164)

Income (loss) before income taxes	593,156	857,412
Income tax (provision) benefit, net	(144,310)	(215,849)
Net income (loss)	448,846	641,563
Less: Net income (loss) attributable to noncontrolling interests, net of tax	16,195	11,339
Net income (loss) attributable to DISH Network	$432,651	$630,224

Weighted-average common shares outstanding - Class A and B common stock:
Basic	529,067	526,570
Diluted	636,470	633,760

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$0.82	$1.20
Diluted net income (loss) per share attributable to DISH Network	$0.68	$0.99

Comprehensive Income (Loss):
Net income (loss)	$448,846	$641,563
Other comprehensive income (loss):
Foreign currency translation adjustments	(150)	1,842
Unrealized holding gains (losses) on available-for-sale debt securities	(98)	(4)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	2	(1)
Deferred income tax (expense) benefit, net	23	(498)
Total other comprehensive income (loss), net of tax	(223)	1,339
Comprehensive income (loss)	448,623	642,902
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	16,195	11,339
Comprehensive income (loss) attributable to DISH Network	$432,428	$631,563

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

			Accumulated
	Class A and B	Additional	Other	Accumulated			Redeemable
	Common	Paid-In	Comprehensive	Earnings	Noncontrolling		Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Interests	Total	Interests
Balance, December 31, 2020	$5,261	$5,400,774	$(855)	$8,374,975	$490	$13,780,645	$350,648
Issuance of Class A common stock:
Exercise of stock awards	1	2,046	—	—	—	2,047	—
Employee benefits	9	30,294	—	—	—	30,303	—
Employee Stock Purchase Plan	2	4,341	—	—	—	4,343
Non-cash, stock-based compensation	—	19,375	—	—	—	19,375	—
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	(5)	—	—	(5)	—
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	(498)	—	—	(498)	—
Foreign currency translation	—	—	1,842	—	—	1,842	—
Convertible debt reclassified per ASU 2020-06, net of deferred taxes of $245,778 (Note 2)	—	(805,566)	—	—	—	(805,566)	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	210	210	11,129
Net income (loss) attributable to DISH Network	—	—	—	630,224	—	630,224	—
Balance, March 31, 2021	$5,273	$4,651,264	$484	$9,005,199	$700	$13,662,920	$361,777

Balance, December 31, 2021	$5,289	$4,735,484	$281	$10,785,617	$1,220	$15,527,891	$395,222
Issuance of Class A common stock:
Exercise of stock awards	1	253	—	—	—	254	—
Employee Stock Purchase Plan	2	4,360	—	—	—	4,362	—
Non-cash, stock-based compensation	—	15,285	—	—	—	15,285	—
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	(96)	—	—	(96)	—
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	23	—	—	23	—
Foreign currency translation	—	—	(150)	—	—	(150)	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	159	159	16,036
Net income (loss) attributable to DISH Network	—	—	—	432,651	—	432,651	—
Balance, March 31, 2022	$5,292	$4,755,382	$58	$11,218,268	$1,379	$15,980,379	$411,258

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
Cash Flows From Operating Activities:
Net income (loss)	$448,846	$641,563
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	176,341	190,385
Realized and unrealized losses (gains) on investments and derivatives and other	(42,546)	6,283
Non-cash, stock-based compensation	15,285	19,375
Deferred tax expense (benefit)	122,386	147,285
Changes in allowance for credit losses	(4,599)	(15,653)
Change in long-term deferred revenue and other long-term liabilities	4,017	(5,117)
Other, net	58,885	9,138
Changes in current assets and current liabilities, net	(73,271)	132,239
Net cash flows from operating activities	705,344	1,125,498

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(55,200)	(139,692)
Sales and maturities of marketable investment securities	2,512,274	381,595
Purchases of property and equipment	(629,374)	(115,096)
Capitalized interest related to FCC authorizations (Note 2)	(266,917)	(281,721)
Refund of FCC authorization deposit	—	337,490
Purchases of FCC authorizations, including deposits (Note 10)	(7,206,757)	—
Other, net	3,348	2,006
Net cash flows from investing activities	(5,642,626)	184,582

Cash Flows From Financing Activities:
Repayment of long-term debt and finance lease obligations	(5,818)	(19,149)
Redemption and repurchases of senior notes	(1,175)	(205,354)
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	4,616	6,389
Other, net	4,428	(11,341)
Net cash flows from financing activities	2,051	(229,455)

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	(4,935,231)	1,080,625
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 5)	7,734,260	3,453,994
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 5)	$2,799,029	$4,534,619

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

Pay-TV

We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear and on demand streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“SLING TV”). As of March 31, 2022, we had 10.245 million Pay-TV subscribers in the United States, including 7.993 million DISH TV subscribers and 2.252 million SLING TV subscribers.

Wireless – Retail Wireless

We offer nationwide prepaid and postpaid retail wireless services to subscribers under our Boost Mobile, Ting Mobile, Republic Wireless and Gen Mobile brands, as well as a competitive portfolio of wireless devices. Prepaid wireless subscribers generally pay in advance for monthly access to wireless talk, text, and data services. Postpaid wireless subscribers are qualified to pay after receiving wireless talk, text, and data services. We are currently operating our Retail Wireless business unit as a mobile virtual network operator (“MVNO”) until we complete our 5G Network Deployment. On July 14, 2021, we entered into a ten-year Network Services Agreement (the “NSA”) with AT&T to provide us with network services. Under the NSA, we expect AT&T will become our primary network services provider.  As an MVNO, today we primarily depend on T-Mobile as well as AT&T to provide us with network services under the master network services agreement (“MNSA”) and NSA, respectively. As of March 31, 2022, we had 8.203 million retail Wireless subscribers.

Wireless – 5G Network Deployment

We have directly invested approximately $20 billion to acquire certain wireless spectrum licenses and made over $10 billion in non-controlling investments in certain entities, for a total of approximately $30 billion. The $30 billion of investments related to wireless spectrum licenses does not include $7 billion of capitalized interest related to the carrying value of such licenses.  See Note 2 and Note 10 for further information.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

DISH Network Spectrum

We have directly invested approximately $20 billion to acquire certain wireless spectrum licenses. These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. We plan to commercialize our wireless spectrum licenses through the completion of the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G network (our “5G Network Deployment”). We have committed to deploy a facilities-based 5G broadband network capable of serving increasingly larger portions of the U.S. population at different deadlines, including 20% of the U.S. population by June 2022 and 70% by June 2023.  We currently have over 60 market areas, representing approximately 260 cities with populations of at least 50,000, under construction.  The volume of construction activities is beginning to shift from markets we intend to light up before June 14, 2022 (in conjunction with the 20% population coverage requirement) to market areas we intend to light up before June 14, 2023 (in conjunction with the 70% population coverage requirement).

We will need to make significant additional investments or partner with others to, among other things, complete our 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as we complete our 5G Network Deployment we have and will continue to incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure. As a result of these investments, among other factors, we plan to raise additional capital, depending on market conditions, which may not be available on favorable terms. We may also determine that additional wireless spectrum licenses may be required to complete our 5G Network Deployment and to compete with other wireless service providers. See Note 9 and Note 10 for further information

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

2.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required for complete financial statements prepared under GAAP. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Redeemable Noncontrolling Interests

Northstar Wireless. Northstar Wireless is a wholly-owned subsidiary of Northstar Spectrum, which is an entity owned by Northstar Manager, LLC (“Northstar Manager”) and us. Under the applicable accounting guidance in ASC 810, Northstar Spectrum is considered a variable interest entity and, based on the characteristics of the structure of this entity and in accordance with the applicable accounting guidance, we consolidate Northstar Spectrum into our financial statements. The Northstar Operative Agreements, as amended, provide for, among other things, that Northstar Manager has the ability, but not the obligation, to require Northstar Spectrum to purchase Northstar Manager’s ownership interests in Northstar Spectrum (the “Northstar Put Right”) for a purchase price that equals its equity contribution to Northstar Spectrum plus a fixed annual rate of return. The First Northstar Put Window closed in the first quarter of 2021. The Second Northstar Put Window is currently open and expires on July 24, 2022. The value of the Northstar Put Right has accrued to approximately $88 million as of March 31, 2022.

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

The First SNR Put Window closed in the first quarter of 2021. On November 15, 2021, we, through our wholly-owned subsidiary American III received notice that SNR Management exercised the SNR Put Right effective as of November 15, 2021. The consummation of the sale is subject to approval by the FCC. The value of the SNR Put Right has accrued to approximately $323 million as of March 31, 2022. If approved by the FCC, the sale will result in the elimination of all of our non-controlling interest as it related to SNR Wireless.

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

As of March 31, 2022 and December 31, 2021, the aggregate value of Northstar Manager’s ownership interest in Northstar Spectrum and SNR Management’s ownership interest in SNR HoldCo was $411 million and $395 million, respectively, recorded as “Redeemable noncontrolling interests” on our Condensed Consolidated Balance Sheets.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

As of March 31, 2022 and December 31, 2021, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses) and current liabilities (excluding the “Current portion of long-term debt and finance lease obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates. See Note 5 for the fair value of our marketable investment securities and derivative instruments.

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

Assets Recognized Related to the Costs to Obtain a Contract with a Subscriber

We recognize an asset for the incremental costs of obtaining a contract with a subscriber if we expect the benefit of those costs to be longer than one year.  We have determined that certain sales incentive programs in both our Pay-TV and Wireless segments, including those with our independent third-party retailers, meet the requirements to be capitalized, and payments made under these programs are capitalized and amortized to expense over the estimated subscriber life exceeding one year.  During the three months ended March 31, 2022 and 2021, we capitalized $88 million and $103 million, respectively, under these programs.  The amortization expense related to these programs was $112 million and $75 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, we had a total of $434 million and $458 million, respectively, capitalized on our Condensed Consolidated Balance Sheets.  These amounts are capitalized in “Other current assets” and “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets, and then amortized in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Advertising Costs

We recognize advertising expense when incurred as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Advertising expenses totaled $150 million and $110 million for the three months ended March 31, 2022 and 2021, respectively.

Research and Development

Research and development costs are expensed as incurred and are included as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Research and development costs totaled $10 million and $7 million for the three months ended March 31, 2022 and 2021, respectively.

New Accounting Pronouncements

We do not expect that any recently issued accounting pronouncements will have a material effect on our condensed consolidated financial statements.

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

The following table presents EPS amounts for all periods and the basic and diluted weighted-average shares outstanding used in the calculation.

	For the Three Months Ended
	March 31,
	2022	2021

	(In thousands, except per share amounts)
Net income (loss)	$448,846	$641,563
Less: Net income (loss) attributable to noncontrolling interests, net of tax	16,195	11,339
Net income (loss) attributable to DISH Network - Basic	432,651	630,224
Interest on dilutive Convertible Notes, net of tax (1)	—	—
Net income (loss) attributable to DISH Network - Diluted	$432,651	$630,224

Weighted-average common shares outstanding - Class A and B common stock:
Basic	529,067	526,570
Dilutive impact of Convertible Notes	107,016	107,016
Dilutive impact of stock awards outstanding	387	174
Diluted	636,470	633,760

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$0.82	$1.20
Diluted net income (loss) per share attributable to DISH Network	$0.68	$0.99

(1)	For both the three months ended March 31, 2022 and 2021, materially all of our interest expense was capitalized. See Note 2 for further information.

Certain stock awards to acquire our Class A common stock are not included in the weighted-average common shares outstanding above, as their effect is anti-dilutive. In addition, vesting of performance/market based options and rights to acquire shares of our Class A common stock granted pursuant to our performance-based stock incentive plans (“Restricted Performance Units”) are both contingent upon meeting certain goals, some of which are not yet probable of being achieved. Furthermore, the warrants that we issued to certain option counterparties in connection with the Convertible Notes due 2026 are only exercisable at their expiration if the market price per share of our Class A common stock is greater than the strike price of the warrants, which is approximately $86.08 per share, subject to certain adjustments. As a consequence, the following are not included in the diluted EPS calculation.

	As of March 31,
	2022	2021

	(In thousands)
Anti-dilutive stock awards	11,259	9,286
Performance/market based options (1)	15,981	16,940
Restricted Performance Units/Awards	1,273	1,632
Common stock warrants	46,029	46,029
Total	74,542	73,887

(1)	The decrease primarily resulted from approximately 20% of the Ergen 2020 Performance Award vesting as of December 31, 2021, partially offset by grants of the 2022 Incentive Plan during the first quarter of 2022.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

4.Supplemental Data - Statements of Cash Flows

The following table presents certain supplemental cash flow and other non-cash data. See Note 8 for supplemental cash flow and non-cash data related to leases.

	For the Three Months Ended
	March 31,
	2022	2021

	(In thousands)
Cash paid for interest (including capitalized interest)	$277,056	$277,849
Cash received for interest	4,388	457
Cash paid for income taxes	3,871	1,082
Capitalized interest (1)	267,305	208,452
Employee benefits paid in Class A common stock	—	30,304
Convertible debt reclassified per ASU 2020-06	—	1,051,344
Deferred taxes reclassified per ASU 2020-06	—	245,778
Vendor financing	12,140	26,463
FCC licenses reclassification (2)	—	912,939
Purchases of wireless equipment	431,636	21,750
Asset retirement obligation	48,237	—

(1)	See Note 2 for further information.
(2)	See Note 10 for further information.

5.	Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	March 31,	December 31,
	2022	2021

	(In thousands)
Marketable investment securities:
Current marketable investment securities:
Strategic - available-for-sale	$144	$152
Strategic - trading/equity	1,455	1,895
Other	537,176	2,973,471
Total current marketable investment securities	538,775	2,975,518
Restricted marketable investment securities (1)	2,500	28,696
Total marketable investment securities	541,275	3,004,214

Restricted cash and cash equivalents (1)	102,551	5,306,072

Other investment securities:
Other investment securities	141,045	150,941
Total other investment securities	141,045	150,941

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$784,871	$8,461,227

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash, cash equivalents and marketable investment securities” on our Condensed Consolidated Balance Sheets.

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

Current Marketable Investment Securities – Strategic

Our current strategic marketable investment securities portfolio includes and may include strategic and financial debt and/or equity investments in private and public companies that are highly speculative and have experienced and continue to experience volatility. As of March 31, 2022, this portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers. The fair value of certain of the debt and equity securities in this portfolio can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of March 31, 2022 and December 31, 2021, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit and trusts.

In addition, as of December 31, 2021, our restricted marketable investment securities, together with our restricted cash and cash equivalents include the proceeds from the issuance of our 5 1/4% Senior Secured Notes due 2026 and our 5 3/4% Senior Secured Notes due 2028, which include certain restrictions which may vary in nature depending on the ultimate use of proceeds.

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

Our ability to realize value from our strategic investments in securities that are not publicly traded depends on, among other things, the success of the issuers’ businesses and their ability to obtain sufficient capital, on acceptable terms or at all, and to execute their business plans. Because private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain fair value for them.

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	March 31, 2022				December 31, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(In thousands)
Cash equivalents (including restricted)	$2,672,633	$230,850	$2,441,783	$—	$7,592,696	$83,302	$7,509,394	$—

Debt securities (including restricted):
Commercial paper	$358,994	$—	$358,994	$—	$2,533,875	$—	$2,533,875	$—
Corporate securities	180,246	—	180,246	—	462,999	—	462,999	—
Other	580	—	436	144	5,445	—	5,293	152
Equity securities	1,455	1,455	—	—	1,895	1,895	—	—
Total	$541,275	$1,455	$539,676	$144	$3,004,214	$1,895	$3,002,167	$152

As of March 31, 2022, restricted and non-restricted marketable investment securities included debt securities of $540 million with contractual maturities within one year. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Derivative Instruments

We have the option to purchase certain of T-Mobile’s 800 MHz spectrum licenses from T-Mobile at a fixed price in the future. This instrument meets the definition of a derivative and was valued based upon, among other things, our estimate of the underlying asset price, the expected term, volatility and the risk free rate of return. The instrument acquisition date fair value was $713 million. The derivative is remeasured quarterly. As of March 31, 2022 and December 31, 2021, the derivative’s fair value was $721 million and $678 million, respectively, and are included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets. All changes in the derivative’s fair value are recorded in “Other, net” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) until the option is either exercised or expires. See the table below. We account for our option to purchase certain T-Mobile’s 800 MHz spectrum licenses under the Spectrum Purchase Agreement as a Level 3 derivative.

Gains and Losses on Sales and Changes in Carrying Amounts of Investments and Other

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months Ended
	March 31,
Other, net:	2022	2021

	(In thousands)
Marketable investment securities - realized and unrealized gains (losses)	$(448)	$317
Derivative instruments - net realized and/or unrealized gains (losses) (1)	43,000	(4,000)
Costs related to early redemption of debt	(6)	(2,600)
Equity in earnings (losses) of affiliates	400	817
Other	(398)	205
Total	$42,548	$(5,261)

(1)This increase primarily resulted from an increase in the risk free rate of return. See above for further information on our valuation of derivative instruments.

6.Inventory

Inventory consisted of the following:

	As of
	March 31,	December 31,
	2022	2021

	(In thousands)
Finished goods	$474,233	$489,073
Work-in-process and service repairs	16,699	19,074
Raw materials	45,961	26,790
Total inventory	$536,893	$534,937

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

7.Property and Equipment

Property and equipment consisted of the following:

	Depreciable			As of
	Life			March 31,	December 31,
	(In Years)			2022	2021

				(In thousands)
Equipment leased to customers	2	-	5	$1,470,592	$1,530,943
Satellites	4	-	15	1,734,024	1,734,024
Satellites acquired under finance lease agreements		15		567,870	567,870
Furniture, fixtures, equipment and other	2	-	20	2,463,369	2,350,839
Buildings and improvements	5	-	40	378,474	376,952
Land		-		17,513	17,513
Construction in progress		-		1,914,929	1,309,757
Total property and equipment				8,546,771	7,887,898
Accumulated depreciation				(4,680,717)	(4,630,111)
Property and equipment, net				$3,866,054	$3,257,787

Construction in progress consisted of the following:

	As of
	March 31,	December 31,
	2022	2021

	(In thousands)
Pay-TV	$34,083	$39,269
Wireless	1,880,846	1,270,488
Total construction in progress	$1,914,929	$1,309,757

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended
	March 31,
	2022	2021

	(In thousands)
Equipment leased to customers	$51,273	$64,262
Satellites	39,806	50,193
Buildings, furniture, fixtures, equipment and other	48,115	31,166
Intangible assets	37,147	44,764
Total depreciation and amortization	$176,341	$190,385

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Satellites

Pay-TV Satellites. We currently utilize 11 satellites in geostationary orbit approximately 22,300 miles above the equator, seven of which we own and depreciate over their estimated useful life. We currently utilize certain capacity on one satellite that we lease from EchoStar, which is accounted for as an operating lease. We also lease three satellites from third parties: Ciel II, which is accounted for as an operating lease, and Anik F3 and Nimiq 5, which are accounted for as financing leases and are each depreciated over their economic life. As of March 31, 2022, the Anik F3 satellite was accounted for as a finance lease and was fully depreciated. However, during April 2022, we extended this lease and as a result, Anik F3 will subsequently be accounted for as an operating lease.

As of March 31, 2022, our pay-TV satellite fleet consisted of the following:

		Degree	Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar X	February 2006	110	N/A
EchoStar XI	July 2008	110	N/A
EchoStar XIV	March 2010	119	N/A
EchoStar XV	July 2010	61.5	N/A
EchoStar XVI	November 2012	61.5	N/A
EchoStar XVIII	June 2016	61.5	N/A
EchoStar XXIII	March 2017	67.9	N/A

Leased from EchoStar (1):
EchoStar IX	August 2003	121	Month to month

Leased from Other Third Party:
Anik F3 (2)	April 2007	118.7	April 2025
Ciel II	December 2008	129	July 2023
Nimiq 5	September 2009	72.7	September 2024

(1)	See Note 13 for further information on our Related Party Transactions with EchoStar.
(2)	During April 2022, we extended the Anik F3 satellite lease for an additional two years with an option to renew for one additional year to April 2025.

8.Leases

We enter into operating and finance leases for, among other things, communication towers, satellites, office space, fiber and transport equipment, warehouses and distribution centers, vehicles and other equipment. Our leases have remaining lease terms from one to 16 years, some of which include renewal options, and some of which include options to terminate the leases within one year.

During the fourth quarter of 2021, our QuetzSat-1 finance lease expired. As of March 31, 2022, our Anik F3 and Nimiq 5 satellites were accounted for as financing leases. However, during April 2022, we extended this lease and as a result, Anik F3 will subsequently be accounted for as an operating lease. Substantially all of our remaining leases are accounted for as operating leases.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The components of lease expense were as follows:

	For the Three Months Ended
	March 31,
	2022	2021

	(In thousands)
Operating lease cost (1)	$61,102	$14,783

Short-term lease cost (2)	3,554	3,472

Finance lease cost:
Amortization of right-of-use assets (3)	9,893	17,829
Interest on lease liabilities (3)	2,732	4,288
Total finance lease cost (3)	12,625	22,117
Total lease costs	$77,281	$40,372

(1)	The increase in operating lease cost primarily related to communication tower leases.
(2)	Leases that have terms of 12 months or less.
(3)	The decrease in finance lease cost is primarily related to the QuetzSat-1 finance lease, which expired in November 2021.

Supplemental cash flow information related to leases was as follows:

	For the Three Months Ended
	March 31,
	2022	2021

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$24,360	$16,919
Operating cash flows from finance leases	$917	$4,058
Financing cash flows from finance leases	$4,420	$17,157

Right-of-use assets obtained in exchange for lease obligations:
Operating leases (1)	$543,868	$20,073
Finance leases	$—	$—

(1)	The increase in operating lease assets primarily related to communication tower leases.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Supplemental balance sheet information related to leases was as follows:

	As of
	March 31,	December 31,
	2022	2021

	(In thousands)
Operating Leases:
Operating lease assets (1)	$1,972,455	$1,493,410

Other current liabilities	$98,286	$75,748
Operating lease liabilities (1)	1,944,652	1,453,395
Total operating lease liabilities	$2,042,938	$1,529,143

Finance Leases:
Property and equipment, gross	$568,889	$568,889
Accumulated depreciation	(509,082)	(499,188)
Property and equipment, net	$59,807	$69,701

Other current liabilities	$36,078	$34,772
Other long-term liabilities	59,160	64,886
Total finance lease liabilities	$95,238	$99,658

Weighted Average Remaining Lease Term:
Operating leases	12.8 years	12.9 years
Finance leases	2.5 years	2.6 years

Weighted Average Discount Rate:
Operating leases	5.8%	5.3%
Finance leases	11.1%	11.0%

(1)	The increase in operating lease assets and liabilities primarily related to communication tower leases.

Maturities of lease liabilities as of March 31, 2022 were as follows:

	Maturities of Lease Liabilities
	Operating	Finance
For the Years Ending December 31,	Leases	Leases	Total

	(In thousands)
2022 (remaining nine months)	$98,534	$37,811	$136,345
2023	153,190	41,030	194,220
2024	173,550	30,707	204,257
2025	195,849	—	195,849
2026	218,969	—	218,969
Thereafter	2,255,337	—	2,255,337
Total lease payments	3,095,429	109,548	3,204,977
Less: Imputed interest	(1,052,491)	(14,310)	(1,066,801)
Total	2,042,938	95,238	2,138,176
Less: Current portion	(98,286)	(36,078)	(134,364)
Long-term portion of lease obligations	$1,944,652	$59,160	$2,003,812

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

9.Long-Term Debt and Finance Lease Obligations

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of March 31, 2022 and December 31, 2021:

	As of
	March 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In thousands)
5 7/8% Senior Notes due 2022 (1)	$1,998,825	$2,010,738	$2,000,000	$2,039,700
5% Senior Notes due 2023 (2)	1,500,000	1,506,990	1,500,000	1,541,670
2 3/8% Convertible Notes due 2024	1,000,000	936,660	1,000,000	966,990
5 7/8% Senior Notes due 2024	2,000,000	1,998,840	2,000,000	2,060,180
0% Convertible Notes due 2025	2,000,000	1,946,680	2,000,000	2,016,880
7 3/4% Senior Notes due 2026	2,000,000	1,987,520	2,000,000	2,122,700
3 3/8% Convertible Notes due 2026	3,000,000	2,715,000	3,000,000	2,844,030
5 1/4% Senior Secured Notes due 2026	2,750,000	2,624,160	2,750,000	2,792,900
7 3/8% Senior Notes due 2028	1,000,000	949,450	1,000,000	1,017,060
5 3/4% Senior Secured Notes due 2028	2,500,000	2,368,350	2,500,000	2,520,650
5 1/8 % Senior Notes due 2029	1,500,000	1,274,730	1,500,000	1,365,645
Other notes payable	147,811	147,811	137,069	137,069
Subtotal	21,396,636	$20,466,929	21,387,069	$21,425,474
Unamortized deferred financing costs and other debt discounts, net	(66,192)		(69,711)
Finance lease obligations (3)	95,238		99,658
Total long-term debt and finance lease obligations (including current portion)	$21,425,682		$21,417,016

(1)	During the three months ended March 31, 2022, we repurchased approximately $1 million of our 5 7/8% Senior Notes due 2022 in open market trades. The remaining balance of approximately $1.999 billion matures on July 15, 2022.
(2)	Our 5% Senior Notes due 2023 mature on March 15, 2023 and have been reclassified to “Current portion of long-term debt and finance lease obligations” on our Condensed Consolidated Balance Sheets as of March 31, 2022.
(3)	Disclosure regarding fair value of finance leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

Future Capital Requirements

We expect to incur significant expenditures in 2022 related to our 5G Network Deployment, including, but not limited to, capital expenditures associated with our 5G Network Deployment, and the potential purchase of additional wireless spectrum licenses. The amount of capital required will also depend on, among other things, debt maturities (as detailed in the table above) and the levels of investment necessary to support potential strategic initiatives that may arise from time to time. These factors, including, but not limited to, a reduction in our available future cash flows as a result of our 5G Network Deployment and debt maturities, will require us to raise additional capital in the future, which may not be available on favorable terms.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Intercompany Loan

The net proceeds from the offering of our 5 1/4% Senior Secured Notes due 2026 and our 5 3/4% Senior Secured Notes due 2028 (the “Senior Notes”) issued on November 26, 2021 were used by DISH DBS to make an intercompany loan to DISH Network pursuant to a Loan and Security Agreement dated November 26, 2021 (together with potential future advances to DISH Network, the “Intercompany Loan”) between DISH DBS and DISH Network in order to finance the purchase of wireless spectrum licenses and for general corporate purposes, including, but not limited to, our 5G Network Deployment. DISH DBS may make additional advances to DISH Network under the Intercompany Loan, and on February 11, 2022, DISH DBS advanced an additional $1.5 billion to DISH Network under the Intercompany Loan. As of March 31, 2022, the total Intercompany Loan amount outstanding was $6.750 billion. The Intercompany Loan is secured by: (i) the cash proceeds of the loan; and (ii) an interest in any wireless spectrum licenses acquired using such proceeds. In certain cases, DISH Network wireless spectrum licenses (valued based upon a third-party valuation) may be substituted for the collateral. The Intercompany Loan is not included as collateral for the Senior Secured Notes, and the Senior Secured Notes are subordinated to DISH DBS’s existing and certain future unsecured notes with respect to certain realizations under the Intercompany Loan and any collateral pledged as security for the Intercompany Loan.

The cash proceeds of the Intercompany Loan of $6.750 billion were paid to the FCC in connection with our wholly-owned subsidiary Weminuche L.L.C.’s (“Weminuche”) winning bids in the FCC’s auction for the Flexible-Use Service Licenses in the 3.45–3.55 GHz band (“Auction 110”). As a result, the Intercompany Loan is secured by Weminuche’s interest in the wireless spectrum licenses acquired in Auction 110 with such cash proceeds. The remaining balance of our winning bids of approximately $455 million was paid from cash and marketable investment securities balances at that time, for a total of approximately $7.205 billion.

10.Commitments and Contingencies

Commitments

Future maturities of our long-term debt, finance lease and contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 have not changed materially, other than those disclosed below.

“Other long-term obligations” totaled $11.844 billion as of March 31, 2022 and $12.685 billion as of December 31, 2021, a decrease of $841 million as of March 31, 2022. This decrease primarily resulted from the recognition of approximately $635 million of communication tower leases recorded as “Operating lease assets” and “Operating lease liabilities” on our Condensed Consolidated Balance Sheets. These totals could increase as we continue our 5G Network Deployment. As of March 31, 2022, our future “Other long-term obligations” were as follows:

For the Years Ending December 31,	Other Long-Term Obligations (1)
(In thousands)
2022 (remaining nine months)	$2,498,190
2023	1,025,629
2024	1,110,322
2025	1,185,113
2026	1,179,142
Thereafter	4,846,074
Total	$11,844,470

(1)	Represents minimum contractual commitments related to communication tower obligations, certain 5G Network Deployment commitments, obligations under the NSA with AT&T, and satellite related and other obligations.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

In certain circumstances the dates on which we are obligated to make these payments could be delayed.

We currently expect capital expenditures, excluding capitalized interest, for our 5G Network Deployment to be approximately $10 billion, including amounts incurred in 2021 and in the first quarter of 2022, of which approximately $1.650 billion is included above in “Other long-term obligations.”

In addition, on April 20, 2022, we entered into a long-term agreement with Samsung for radios, software and integration services for approximately $1.2 billion, which is not included in “Other long-term obligations” above, and is included in our expected capital expenditures for our 5G Network Deployment of approximately $10 billion, discussed above.

Agreements in Connection with the Asset Purchase Agreement

On July 1, 2020, we completed the Boost Mobile Acquisition. In connection with the closing of the Boost Mobile Acquisition, we and T-Mobile entered into the TSA, the MNSA, the Option Agreement, and the Spectrum Purchase Agreement for approximately $3.59 billion (as detailed in our Annual Report on Form 10-K for the year ended December 31, 2021).

Wireless – 5G Network Deployment

We have directly invested approximately $20 billion to acquire certain wireless spectrum licenses and made over $10 billion in non-controlling investments in certain entities, for a total of approximately $30 billion. The $30 billion of investments related to wireless spectrum licenses does not include $7 billion of capitalized interest related to the carrying value of such licenses.  See Note 2 for further information on capitalized interest.

Recent Wireless Spectrum Acquisitions

3.45–3.55 GHz. Auction 110 began on October 5, 2021 and ended January 4, 2022.  On January 14, 2022, the FCC announced that Weminuche was the winning bidder of 1,232 Flexible-Use Service Licenses in the 3.45–3.55 GHz band, with Weminuche’s aggregate winning bids totaling approximately $7.328 billion. During the third quarter of 2021, we paid $123 million to the FCC as a deposit for Auction 110, which is included in “Other noncurrent assets, net” and “Other current assets” on our Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, respectively. In January and February 2022, we paid the remaining balance of our winning bids of approximately $7.205 billion, which is included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets as of March 31, 2022. We paid this obligation from cash, restricted cash and marketable investment securities balances at that time. On May 4, 2022, the FCC issued an order granting Weminuche’s application to acquire the 3.45–3.55 GHz licenses (the “3.45–3.55 GHz Licenses”). During the second quarter of 2022, the $7.328 billion of licenses will be reclassified from “Other noncurrent assets, net” to “FCC Authorizations” on our Condensed Consolidated Balance Sheets.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Wireless Spectrum Licenses

These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements that are summarized in the table below:

	Carrying	Build-Out Deadlines		Expiration
	Amount	Interim	Final	Date
	(In thousands)
Owned:
DBS Licenses (1)	$677,409
700 MHz Licenses	711,871	June 14, 2022 (2)	June 14, 2023 (3)	June 2023
AWS-4 Licenses	1,940,000	June 14, 2022 (2)	June 14, 2023 (3)	June 2023
H Block Licenses	1,671,506	June 14, 2022 (2)	June 14, 2023 (4)	June 2023
600 MHz Licenses	6,212,579		June 14, 2025 (5)	June 2029
MVDDS Licenses (1)	24,000			August 2024
LMDS Licenses (1)	—			September 2028
28 GHz Licenses	2,883		October 2, 2029 (6)	October 2029
24 GHz Licenses	11,772		December 11, 2029 (6)	December 2029
37 GHz, 39 GHz and 47 GHz Licenses	202,533		June 4, 2030 (6)	June 2030
3550-3650 MHz Licenses	912,939		March 12, 2031 (6)	March 2031
3.7-3.98 GHz Licenses	2,580	July 23, 2029 (6)	July 23, 2033 (6)	July 2036
Subtotal	12,370,072
Non-controlling Investments:
Northstar	5,618,930		October 2025 (7)	October 2025 (7)
SNR	4,271,459		October 2025 (7)	October 2025 (7)
Total AWS-3 Licenses	9,890,389

Capitalized Interest (8)	6,628,006
Total as of March 31, 2022	$28,888,467

Licenses awarded by the FCC post March 31, 2022 (9)
3.45–3.55 GHz Licenses	7,327,989
Total	$36,216,456

(1)	The build-out deadlines for these licenses have been met.
(2)	For these licenses, we must offer 5G broadband service to at least 20% of the United States population and have developed a core network by this date.
(3)	For these licenses, we must offer 5G broadband service to 70% of the United States population by this date; provided, however, if by June 14, 2023, we are offering 5G broadband service with respect to these licenses to at least 50% of the population of the United States, the final deadline shall be further extended automatically to June 14, 2025, for us to construct and offer 5G broadband service to at least 70% of the population in each Economic Area (which is a service area established by the FCC) with respect to these licenses.
(4)	For these licenses, we must offer 5G broadband service to at least 70% of the United States population by this date; provided, however, that if by June 14, 2023, we are offering 5G broadband service with respect to these licenses to at least 50% of the population of the United States, the final deadline shall be further extended automatically to June 14, 2025, for us to construct and offer 5G broadband service to at least 75% of the population in each Economic Area with respect to these licenses.
(5)	For these licenses, we must offer 5G broadband service to at least 75% of the population in each Partial Economic Area (which are service areas established by the FCC) by this date. We have also acquired certain additional 600 MHz licenses through private transactions. These licenses are currently subject to their original FCC buildout deadlines.
(6)	There are a variety of build-out options and associated build-out metrics associated with these licenses.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(7)	For these licenses, Northstar Wireless and SNR Wireless must provide reliable signal coverage and offer service to at least 75% of the population of each license area by this date. The AWS-3 interim build-out requirement was not met and as a result, the AWS-3 expiration date and the AWS-3 final build-out requirement will be accelerated by two years (from October 2027 to October 2025) for each AWS-3 License area in which Northstar Wireless and SNR Wireless do not meet the requirement.
(8)	See Note 2 for further information.
(9)	On January 14, 2022, the FCC announced that Weminuche, a wholly-owned subsidiary of DISH Network, was the winning bidder of 1,232 Flexible-Use Service Licenses in the 3.45–3.55 GHz band, with Weminuche’s aggregate winning bids totaling approximately $7.328 billion. During the third quarter of 2021, we paid $123 million to the FCC as a deposit for Auction 110, which is included in “Other noncurrent assets, net” and “Other current assets” on our Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, respectively. In January and February 2022, we paid the remaining balance of our winning bids of approximately $7.205 billion, which is included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets as of March 31, 2022. On May 4, 2022, the FCC issued an order granting Weminuche’s application to acquire the 3.45–3.55 GHz licenses (the “3.45–3.55 GHz Licenses”). During the second quarter of 2022, the $7.328 billion of licenses will be reclassified from “Other noncurrent assets, net” to “FCC Authorizations” on our Condensed Consolidated Balance Sheets.

Commercialization of Our Wireless Spectrum Licenses and Related Assets. We plan to commercialize our wireless spectrum licenses through our 5G Network Deployment. We have committed to deploy a facilities-based 5G broadband network capable of serving increasingly larger portions of the U.S. population at different deadlines, including 20% of the U.S. population by June 2022 and 70% by June 2023.  We currently have over 60 market areas, representing approximately 260 cities with populations of at least 50,000, under construction.  The volume of construction activities is beginning to shift from markets we intend to light up before June 14, 2022 (in conjunction with the 20% population coverage requirement) to market areas we intend to light up before June 14, 2023 (in conjunction with the 70% population coverage requirement). We currently expect capital expenditures, excluding capitalized interest, for our 5G Network Deployment to be approximately $10 billion, including amounts incurred in 2022. See Note 2 for further information.

We will need to make significant additional investments or partner with others to, among other things, complete our 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as we complete our 5G Network Deployment we have and will continue to incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure. As a result of these investments, among other factors, we plan to raise additional capital, depending on market conditions, which may not be available on favorable terms. We may also determine that additional wireless spectrum licenses may be required to complete our 5G Network Deployment and to compete with other wireless service providers. See Note 9 for further information.

We may need to raise significant additional capital in the future to fund the efforts described above, which may not be available on favorable terms. There can be no assurance that we will be able to develop and implement a business model that will realize a return on these wireless spectrum licenses or that we will be able to profitably deploy the assets represented by these wireless spectrum licenses, which may affect the carrying amount of these assets and our future financial condition or results of operations.

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

On January 24, 2022, American II, Northstar Spectrum, and Northstar Manager amended and restated the Third Amended and Restated Limited Liability Company Agreement, dated June 7, 2018, by and among American II, Northstar Spectrum, and Northstar Manager, to, among other things: (i) increase the second window for Northstar Manager to “put” its interest in Northstar Spectrum to Northstar Spectrum after October 27, 2021 from 90 days to 270 days. The Second Northstar Put Window is currently open and expires on July 24, 2022. The value of the Northstar Put Right has accrued to approximately $88 million as of March 31, 2022.

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

On November 15, 2021, we, through our wholly-owned subsidiary American III received notice that SNR Management excercised the SNR Put Right effective as of November 15, 2021. The value of the SNR Put Right has accrued to approximately $323 million as of March 31, 2022. The consummation of the sale is subject to approval by the FCC. We expect to fund this obligation from cash and marketable investment securities balances at that time.

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

As of March 31, 2022 and December 31, 2021, the aggregate value of Northstar Manager’s ownership interest in Northstar Spectrum and SNR Management’s ownership interest in SNR HoldCo was $411 million and $395 million, respectively, recorded as “Redeemable noncontrolling interests” on our Condensed Consolidated Balance Sheets.

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

In October and November 2021, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office requesting ex parte reexamination of the validity of certain asserted claims of the 784 patent, the 799 patent and the 970 patent. In November and December, 2021, the United States Patent and Trademark Office granted review of the challenged claims of the 799 patent and the 970 patent, but denied review of the challenged claims of the 784 patent. In December 2021, DISH Network L.L.C. petitioned for review of the denial as to the 784 patent. Trial has been scheduled for February 27, 2023. ClearPlay’s damages expert contends that ClearPlay is entitled to $543 million in damages.

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

In a First Amended Complaint filed on August 6, 2018, Contemporary added our wholly-owned subsidiary DISH Network L.L.C. as a defendant. In a Second Amended Complaint filed on October 9, 2018, Contemporary named only our wholly-owned subsidiary DISH Network L.L.C. as a defendant and dropped certain indirect infringement allegations. On June 10, 2019, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of the asserted claims of the 842 patent, the 903 patent, the 643 patent and the 997 patent. On December 13, 2019 and January 7, 2020, the United States Patent and Trademark Office agreed to institute proceedings on each of our petitions. Following Contemporary’s decision not to file Patent Owner Responses to DISH Network L.L.C.’s petitions on the 842 patent and the 903 patent, on April 24, 2020, the United States Patent and Trademark Office entered judgments granting those petitions and canceling the challenged claims of those patents. On November 25, 2020 and December 18, 2020, respectively, the United States Patent and Trademark Office issued final written decisions invalidating all challenged claims of, respectively, the 643 patent and the 997 patent. On January 31, 2020, pursuant to the parties’ joint motion, the Court dismissed all claims arising from the 202 patent.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On February 12, 2021, Contemporary Display noticed an appeal to the United States Court of Appeals for the Federal Circuit challenging the final written decision as to the 997 patent, and the Court of Appeals heard oral argument on April 7, 2022 and summarily affirmed our victory on April 11, 2022. On April 21, 2022, Contemporary Display stipulated to the dismissal with prejudice of its case. This matter is now concluded.

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

On June 16, 2021, the United States Patent and Trademark Office issued a certificate cancelling the challenged claims of the 437 patent and, on July 9, 2021, it issued certificates cancelling the challenged claims of the 090 and 494 patents. Customedia has petitioned the United States Patent and Trademark Office to withdraw its cancellation certificates. On November 22, 2021, the United States Patent and Trademark Office denied Customedia’s petition as to the 437 patent. The litigation in the District Court has been stayed since August 8, 2017 pending resolution of the proceedings at the United States Patent and Trademark Office.

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

Entropic Communications, LLC

On March 9, 2022, Entropic Communications, LLC (“Entropic”) filed a complaint against us and our wholly-owned subsidiaries DISH Network L.L.C. and Dish Network Service L.L.C. in the United States District Court for the Eastern District of Texas.  The complaint alleges infringement of U.S. Patent No. 7,130,576 (the “576 patent”), entitled “Signal Selector and Combiner for Broadband Content Distribution”; U.S. Patent No. 7,542,715 (the “715 Patent”), entitled “Signal Selector and Combiner for Broadband Content Distribution”; and U.S. Patent No. 8,792,008 (the “008 Patent”), entitled “Method and Apparatus for Spectrum Monitoring.” On March 30, 2022, Entropic filed an amended complaint alleging infringement of the same patents. Generally, the plaintiff accuses satellite antennas, low-noise block converters, signal selector and combiners, and set-top boxes and the manner in which they process signals for satellite television customers of infringing the asserted patents.

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

On July 3, 2018, Sling TV L.L.C., Sling Media L.L.C., DISH Network L.L.C., and DISH Technologies L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of each of the asserted patents. On January 31, 2019, the United States Patent and Trademark Office agreed to institute proceedings on our petitions, and it held trial on the petitions on December 5, 2019. On January 17, 2020, the United States Patent and Trademark Office terminated the petitions as time-barred, but issued a final written decision invalidating the 535 patent to third parties that had timely joined in our petition (and, on January 10, 2020, issued a final written decision invalidating the 535 patent in connection with a third party’s independent petition). On March 16, 2020, Sling TV L.L.C., Sling Media L.L.C., DISH Network L.L.C., and DISH Technologies L.L.C. filed a notice of appeal from the terminated petitions to the United States Court of Appeals for the Federal Circuit. On June 29, 2020, the United States Patent and Trademark Office filed a notice of intervention in the appeal. On March 16, 2021, the Court of Appeals dismissed the appeal for lack of jurisdiction. On April 29, 2021, Sling TV L.L.C., Sling Media L.L.C., DISH Network L.L.C., and DISH Technologies L.L.C. filed a petition for rehearing, which was denied on June 28, 2021. On January 12, 2021, Realtime Adaptive Streaming filed a notice of dismissal of its claims on the 535 patent.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Scenic Licensing LLC

On October 27, 2021, Scenic Licensing LLC filed a complaint against our wholly-owned subsidiary Sling Media L.L.C. in the United States District Court for the District of Delaware. The complaint alleges that the Sling Studio product infringes U.S. Patent No. 8,677,420 (the “420 patent”), entitled “Personal monitoring and information apparatus.” On February 28, 2022, Scenic Licensing LLC filed an amended complaint making the same primary allegation. Rather than responding to Sling Media L.L.C.’s motion to dismiss the amended complaint, which asserted that the 420 patent claims non-patentable subject matter, on April 21, 2022, Scenic Licensing LLC dismissed the case. This matter is now concluded.

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

On May 21, 2020, June 3, 2020, June 5, 2020 and July 10, 2020, DISH Network L.L.C., DISH Technologies L.L.C. and Sling TV L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of, respectively, the 213 patent, the 133 patent, the 456 patent and the 796 patent. On November 25, 2020, the United States Patent and Trademark Office declined to review the validity of the 213 patent, and on September 29, 2021, denied a request for rehearing of that decision. On January 19, 2021, the United States Patent and Trademark Office agreed to institute proceedings on the 456 patent but declined to review the 133 patent. On February 24, 2021, the United States Patent and Trademark Office agreed to institute proceedings on the 796 patent. On January 18, 2022, the United States Patent and Trademark Office issued a final written decision holding that the challenged claim of the 456 patent is patentable, and on February 8, 2022, it issued a final written decision holding that the challenged claims of the 796 patent are patentable. On March 22, 2022, DISH Network L.L.C., DISH Technologies L.L.C. and Sling TV L.L.C. filed a notice of appeal to the United States Court of Appeals for the Federal Circuit from the adverse final written decision regarding the 456 patent, and on April 8, 2022, they filed a notice of appeal to the same court from the adverse final written decision regarding the 796 patent. On April 20, 2022, DISH Network L.L.C., DISH Technologies L.L.C. and Sling TV L.L.C. filed a petition with the United States Patent and Trademark Office requesting ex parte reexamination of the validity of one of the asserted claims of the 213 patent.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On March 12, 2018, the United States Patent and Trademark Office issued a final written decision on a third-party petition challenging the 268 patent, and it invalidated all of the asserted claims. All asserted claims have now been invalidated by the United States Patent and Trademark Office. TQ Delta has filed notices of appeal from the final written decisions adverse to it. On May 9, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the 430 patent and the 412 patent. On July 10, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the asserted claims of the 404 patent. On July 15, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the asserted claims of the 268 patent. On November 22, 2019, the United States Court of Appeals for the Federal Circuit reversed the invalidity finding on the 243 patent and the 158 patent, and then, on March 29, 2020, denied a petition for panel rehearing as to those findings. On April 13, 2021, the Court lifted the stay, and the case is proceeding on the 243 patent and the 158 patent. On April 23 and April 26, 2021, the United States Patent and Trademark Office issued orders granting requests for ex parte reexamination of, respectively, the 243 patent and the 158 patent.

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

On January 15, 2020, the United States Patent and Trademark Office agreed to institute proceedings on the petition challenging the 273 patent. On February 4, 2020, the United States Patent and Trademark Office agreed to institute proceedings on the petition challenging the 609 patent. On February 25, 2020, the United States Patent and Trademark Office declined to institute proceedings on the petition challenging the 118 patent. On December 28, 2020, the United States Patent and Trademark Office issued a final written decision upholding the validity of the challenged claims of the 273 patent. Sling TV L.L.C. filed a notice of appeal from that decision to the United States Court of Appeals for the Federal Circuit, and on February 2, 2022, the Federal Circuit vacated the final written decision and remanded to the United States Patent and Trademark Office to reconsider its ruling.

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

Vermont National Telephone Company

On September 23, 2016, the United States District Court for the District of Columbia unsealed a qui tam complaint that, on May 13, 2015, Vermont National filed against us; our wholly-owned subsidiaries, American AWS-3 Wireless I L.L.C., American II, American III, and DISH Wireless Holding L.L.C.; Charles W. Ergen (our Chairman) and Cantey M. Ergen (a member of our board of directors); Northstar Wireless; Northstar Spectrum; Northstar Manager; SNR Wireless; SNR HoldCo; SNR Management; and certain other parties. The complaint alleges violations of the federal civil False Claims Act (the “FCA”) based on, among other things, allegations that Northstar Wireless and SNR Wireless falsely claimed bidding credits of 25% in the AWS-3 Auction when they were allegedly under the de facto control of DISH Network and, therefore, were not entitled to the bidding credits as designated entities under applicable FCC rules. Vermont National participated in the AWS-3 Auction through its wholly-owned subsidiary, VTel Wireless. The complaint was unsealed after the United States Department of Justice notified the Court that it had declined to intervene in the action. Vermont National seeks to recover on behalf of the United States government approximately $10 billion, which reflects the $3.3 billion in bidding credits that Northstar Wireless and SNR Wireless claimed in the AWS-3 Auction, trebled under the FCA. Vermont National also seeks civil penalties of not less than $5,500 and not more than $11,000 for each violation of the FCA. On March 2, 2017, the United States District Court for the District of Columbia entered a stay of the litigation until such time as the United States Court of Appeals for the District of Columbia (the “D.C. Circuit”) issued its opinion in SNR Wireless LicenseCo, LLC, et al. v. F.C.C. The D.C. Circuit issued its opinion on August 29, 2017 and remanded the matter to the FCC for further proceedings. See “Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” above for further information.

Thereafter, the Court maintained the stay until October 26, 2018. On February 11, 2019, the Court granted Vermont National’s unopposed motion for leave to file an amended complaint. On March 28, 2019, the defendants filed a motion to dismiss Vermont National’s amended complaint, and on March 23, 2021, the Court granted the motion to dismiss. On April 21, 2021, Vermont National filed a notice of appeal to the United States Court of Appeals for the DC Circuit, and that court heard oral argument on the appeal on March 3, 2022.

We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of this proceeding or determine the extent of any potential liability or damages.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Waste Disposal Inquiry

The California Attorney General and the Alameda County (California) District Attorney have investigated whether certain of our former waste disposal policies, procedures and practices violated the California Business and Professions Code and the California Health and Safety Code. On March 8, 2022, we entered into a settlement with those entities under which DISH Network will pay certain civil penalties and other expenses, and will be subject to an injunction imposing certain waste management requirements for the next five years. On March 25, 2022, the Alameda County Superior Court entered the parties’ stipulated judgment. This outcome will not have a material effect on our results of operations, financial condition or cash flows. This matter is now concluded.

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

The total assets, revenue and operating income by segment were as follows:

	As of
	March 31,	December 31,
	2022	2021

	(In thousands)
Total assets:
Pay-TV	$44,499,312	$43,799,761
Wireless (1)	42,134,857	33,310,090
Eliminations (1)	(37,432,517)	(29,108,126)
Total assets	$49,201,652	$48,001,725

(1)	The increase primarily resulted from intercompany advances to purchase the 3.45–3.55 GHz band licenses. See Note 10 for further information.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021

	(In thousands)
Revenue:
Pay-TV	$3,167,563	$3,203,969
Wireless	1,165,457	1,294,649
Eliminations	(2,400)	(765)
Total revenue	$4,330,620	$4,497,853

Operating income (loss):
Pay-TV	$752,046	$772,743
Wireless	(201,686)	91,833
Total operating income (loss)	$550,360	$864,576

Geographic Information. Revenue is attributed to geographic regions based upon the location where the goods and services are provided. All service revenue was derived from the United States. Substantially all of our long-lived assets reside in the United States.

The following table summarizes revenue by geographic region:

	For the Three Months Ended
	March 31,
Revenue:	2022	2021

	(In thousands)
United States	$4,322,176	$4,485,863
Canada and Mexico	8,444	11,990
Total revenue	$4,330,620	$4,497,853

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Three Months Ended
	March 31,
Category:	2022	2021

	(In thousands)
Pay-TV subscriber and related revenue	$3,129,734	$3,164,367
Wireless services and related revenue	945,388	1,045,167
Pay-TV equipment sales and other revenue	37,829	39,602
Wireless equipment sales and other revenue	220,069	249,482
Eliminations	(2,400)	(765)
Total	$4,330,620	$4,497,853

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

12.Contract Balances

Our valuation and qualifying accounts as of March 31, 2022 were as follows:

Allowance for credit losses	Balance at Beginning of Period	Current Period Provision for Expected Credit Losses	Write-offs Charged Against Allowance	Balance at End of Period

	(In thousands)
For the three months ended March 31, 2022	$38,534	$12,935	$(17,534)	$33,935

Contract liabilities arise when we bill our customers and receive consideration in advance of providing the service. Contract liabilities are recognized as revenue when the service has been provided to the customer. Contract liabilities are recorded in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets.

	As of
	March 31,	December 31,
	2022	2021

	(In thousands)
Contract liabilities	$719,220	$714,428

Our beginning of period contract liability recorded as customer contract revenue during 2022 was $690 million.

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

“Trade accounts receivable”

As of March 31, 2022 and December 31, 2021, trade accounts receivable from EchoStar was $1 million. These amounts are recorded in “Trade accounts receivable” on our Condensed Consolidated Balance Sheets.

“Trade accounts payable”

As of March 31, 2022 and December 31, 2021, trade accounts payable to EchoStar was $21 million and $9 million, respectively. These amounts are recorded in “Trade accounts payable” on our Condensed Consolidated Balance Sheets.

“Equipment sales and other revenue”

During each of the three months ended March 31, 2022 and 2021, we received $1 million for services provided to EchoStar. These amounts are recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these revenues are discussed below.

Real Estate Lease Agreements. We have entered into lease agreements pursuant to which we lease certain real estate to EchoStar. The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic areas, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises. The term of each lease is set forth below:

●	El Paso Lease Agreement. During 2012, we began leasing certain space at 1285 Joe Battle Blvd., El Paso, Texas to EchoStar for an initial period ending on August 1, 2015, which also provides EchoStar with renewal options for four consecutive three-year terms. During the second quarter of 2015, EchoStar exercised its first renewal option for a period ending on August 1, 2018 and in April 2018 EchoStar exercised its second renewal option for a period ending in July 2021, and in May 2021 EchoStar exercised its third renewal option for a period ending in July 2024.

●	90 Inverness Lease Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar leases certain space from us at 90 Inverness Circle East, Englewood, Colorado for a period ending in February 2023. EchoStar has the option to renew this lease for four three-year periods.

●	Cheyenne Lease Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar began leasing certain space from us at 530 EchoStar Drive, Cheyenne, Wyoming for a period ending in February 2019. In August 2018, EchoStar exercised its option to renew this lease for a one-year period ending in February 2020. EchoStar has the option to renew this lease for 12 one-year periods. In connection with the Master Transaction Agreement, we and EchoStar amended this lease to provide EchoStar with certain space for a period ending in September 2022, with the option for EchoStar to renew for a one-year period upon 180 days’ written notice prior to the end of the term.

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

“Cost of services”

During the three months ended March 31, 2022 and 2021, we incurred $3 million and $4 million, respectively, of costs for services provided to us by EchoStar. These amounts are recorded in “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

“Cost of sales – equipment and other”

During each of the three months ended March 31, 2022 and 2021, we incurred $1 million for satellite hosting, operations and maintenance services as well as transmission of certain data.  These amounts are recorded in “Cost of sales – equipment and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

TerreStar Agreements. On March 9, 2012, we completed the TerreStar Transaction. Prior to our acquisition of substantially all the assets of TerreStar and EchoStar’s acquisition of Hughes, TerreStar and HNS entered into various agreements pursuant to which HNS provides, among other things, hosting, operations and maintenance services for TerreStar’s satellite gateway and associated ground infrastructure. These agreements generally may be terminated by us at any time for convenience.

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

“Selling, general and administrative expenses”

During the three months ended March 31, 2022 and 2021, we incurred $4 million and $3 million, respectively, for selling, general and administrative expenses for services provided to us by EchoStar. These amounts are recorded in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

Real Estate Lease Agreements. We have entered into lease agreements pursuant to which we lease certain real estate from EchoStar. The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area, and we are responsible for our portion of the taxes, insurance, utilities and maintenance of the premises. The term of each lease is set forth below:

●	Meridian Lease Agreement. We lease all of 9601 S. Meridian Blvd. in Englewood, Colorado for a period ending on December 31, 2022.

●	100 Inverness Lease Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, we lease certain space from EchoStar at 100 Inverness Terrace East, Englewood, Colorado for a period ending in December 2022. This agreement may be terminated by either party upon 180 days’ prior notice.

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

City of Hallandale.  During the second quarter of 2021, we and the other named defendants entered into a global settlement agreement with the City of Hallandale. On December 10, 2021, the court approved the settlement.  Under the settlement agreement, we contributed an immaterial amount to the settlement.

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

Hughes Broadband Master Services Agreement.  In March 2017, DISH Network L.L.C. (“DNLLC”) and HNS entered into the MSA pursuant to which DNLLC, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders for the Hughes broadband satellite service and related equipment; and (ii) installs Hughes service equipment with respect to activations generated by DNLLC.  Under the MSA, HNS will make certain payments to DNLLC for each Hughes service activation generated, and installation performed, by DNLLC.  Payments from HNS for services provided are recorded in “Service revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). For each of the three months ended March 31, 2022 and 2021, these payments were $2 million. The MSA has an initial term of five years with automatic renewal for successive one-year terms. After the first anniversary of the MSA, either party has the ability to terminate the MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party.  Upon expiration or termination of the MSA, HNS will continue to provide the Hughes service to subscribers and make certain payments to DNLLC pursuant to the terms and conditions of the MSA. For the three months ended March 31, 2022 and 2021, we purchased broadband equipment from HNS of $2 million and $1 million, respectively, under the MSA.

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

The table below summarizes our transactions with NagraStar:

	For the Three Months Ended
	March 31,
	2022	2021

	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$11,957	$11,770

	As of
	March 31,	December 31,
	2022	2021

	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$11,317	$11,988
Commitments to NagraStar	$5,779	$5,630

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

The table below summarizes our transactions with Dish Mexico:

	For the Three Months Ended
	March 31,
	2022	2021

	(In thousands)
Sales:
Satellite capacity	$—	$5,462
Uplink services	729	1,295
Total	$729	$6,757

	As of
	March 31,	December 31,
	2022	2021

	(In thousands)
Amounts Receivable:
Amounts receivable from Dish Mexico	$3,018	$6,692

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q. This management’s discussion and analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2021 under the caption “Item 1A. Risk Factors.” Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation to update any forward-looking statements.

Overview

We currently operate two primary business segments, Pay-TV and Wireless. Our Wireless business segment consists of two business units, Retail Wireless and 5G Network Deployment.

Our Pay-TV business strategy is to be the best provider of video services in the United States by providing products with the best technology, outstanding customer service, and great value. We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, FCC licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear and on demand streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“SLING TV”). We promote our Pay-TV services as providing our subscribers with a better “price-to-value” relationship and experience than those available from other subscription television service providers. We market our SLING TV services to consumers who do not subscribe to traditional satellite and cable pay-TV services, as well as to current and recent traditional pay-TV subscribers who desire a lower cost alternative.

Our Retail Wireless business unit offers prepaid and postpaid retail wireless services to subscribers under our Boost Mobile, Ting Mobile, Republic Wireless and Gen Mobile brands, as well as a competitive portfolio of wireless devices. We offer customers value by providing choice and flexibility in our wireless services. We offer competitive consumer plans with no annual service contracts. Our retail wireless business strategy is to expand our current target segments and profitably grow our subscriber base by acquiring and retaining high quality subscribers while we complete our 5G Network Deployment. We intend to acquire high quality subscribers by providing competitive offers with innovative new value-added services that better meet those subscribers’ needs and budget. We intend to retain those subscribers through those compelling new value-added services and outstanding customer service. As we work to integrate our retail wireless brands, one of our focuses is to ensure that our Pay-TV subscribers are aware of the increased value available to them through our retail wireless brands.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Our 5G Network Deployment business unit strategy is to commercialize our wireless spectrum licenses through the completion of the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G network (our “5G Network Deployment”). We have committed to deploy a facilities-based 5G broadband network capable of serving increasingly larger portions of the U.S. population at different deadlines, including 20% of the U.S. population by June 2022 and 70% by June 2023.  We currently have over 60 market areas, representing approximately 260 cities with populations of at least 50,000, under construction.  The volume of construction activities is beginning to shift from markets we intend to light up before June 14, 2022 (in conjunction with the 20% population coverage requirement) to market areas we intend to light up before June 14, 2023 (in conjunction with the 70% population coverage requirement).

Recent Developments

COVID-19 Update

A novel strain of coronavirus which causes the disease COVID-19 has resulted in a worldwide pandemic.  COVID-19 has surfaced in nearly all regions around the world and resulted in global travel restrictions and business slowdowns or shutdowns.  The COVID-19 pandemic has also created unanticipated circumstances and uncertainty, disruption, and significant volatility in the economic environment generally, which have adversely affected, and may continue to adversely affect, our business operations and could materially and adversely affect our business, financial condition and results of operations.  As the COVID-19 pandemic continues, many of our subscribers are impacted by recommendations and/or mandates from federal, state, and local authorities to, among other things, practice social distancing and to refrain from gathering in groups. While certain government regulations and/or mandates have eased and COVID-19 vaccines have become broadly available, governmental authorities are continuing to monitor the situation and take various actions in an effort to slow or prevent an increase in the spread of COVID-19. COVID-19 continues to impact our business during 2022, in particular in the following areas:

●	In response to the pandemic and business disruption, first and foremost, we have prioritized the health and safety of our employees. We have implemented increased health and safety practices including, among other things, increased use of personal protective equipment for employees to protect them and our subscribers.

●	Our DISH TV and Retail Wireless businesses have been and may be further impacted by: (i) government recommendations and/or mandates for commercial establishments to operate at reduced capacity; and (ii) reduced in person selling opportunities due to subscriber preferences and actions as well as government restrictions.

●	Our supply chain has been impacted by COVID-19, and there have been and could be additional significant and unanticipated interruptions and/or delays in the supply of materials and/or equipment across our supply chain, due to, among other things, surges in COVID-19. Moreover, any surges in COVID-19 cases in areas outside the United States and the stringent lockdowns implemented in response to such surges may cause interruptions and/or delays that may adversely impact, among other things, the software, hardware and testing related to our 5G Network Deployment. In addition, worldwide interruptions and delays in the supply of electronic components including, but not limited to, semi-conductors, may negatively impact our ability to obtain set-top boxes, wireless devices and wireless network equipment. Furthermore, we may not be able to diversify sources of supply in a timely manner to mitigate any such interruptions and/or delays or find new suppliers on reasonable terms or at all. Any interruptions and/or delays in our supply chain could have a material adverse effect on our business, including our Pay-TV and Retail Wireless operations, our ability to meet our build-out requirement deadlines for our wireless spectrum licenses and our 5G Network Deployment generally.

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

DISH TV average monthly subscriber churn rate (“DISH TV churn rate”). We are not aware of any uniform standards for calculating subscriber churn rate and believe presentations of subscriber churn rates may not be calculated consistently by different companies in the same or similar businesses. We calculate our “DISH TV churn rate” for any period by dividing the number of DISH TV subscribers who terminated service during the period by the average number of DISH TV subscribers for the same period, and further dividing by the number of months in the period. The average number of DISH TV subscribers is calculated for the period by adding the average number of DISH TV subscribers for each month and dividing by the number of months in the period. The average number of DISH TV subscribers for each month is calculated by adding the beginning and ending DISH TV subscribers for the month and dividing by two.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Segments

Business Segments

We currently operate two primary business segments: (1) Pay-TV; and (2) Wireless. Our Wireless segment consists of two business units, the Retail Wireless business unit and 5G Network Deployment business unit. Revenue and operating income (loss) by segment are shown in the table below:

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31 2021.

	For the Three Months Ended
	March 31,		Variance
	2022	2021	Amount	%

	(In thousands)
Revenue:
Pay-TV	$3,167,563	$3,203,969	$(36,406)	(1.1)
Wireless	1,165,457	1,294,649	(129,192)	(10.0)
Eliminations	(2,400)	(765)	(1,635)	*
Total revenue	$4,330,620	$4,497,853	$(167,233)	(3.7)

Operating income (loss):
Pay-TV	$752,046	$772,743	$(20,697)	(2.7)
Wireless	(201,686)	91,833	(293,519)	*
Total operating income (loss)	$550,360	$864,576	$(314,216)	(36.3)

*Percentage is not meaningful

Total revenue. Our consolidated revenue totaled $4.331 billion for the three months ended March 31, 2022, a decrease of $167 million or 3.7% compared to the same period in 2021. The net decrease primarily resulted from the decrease in revenue from our Wireless segment and to a lesser extent our Pay-TV segment.

Total operating income (loss). Our consolidated operating income totaled $550 million for the three months ended March 31, 2022, a decrease of $314 million compared to the same period in 2021. The net decrease primarily resulted from the decrease in operating income from our Wireless segment and to a lesser extent our Pay-TV segment.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV Segment

We offer Pay-TV services under the DISH® brand and the SLING® brand. As of March 31, 2022, we had 10.245 million Pay-TV subscribers in the United States, including 7.993 million DISH TV subscribers and 2.252 million SLING TV subscribers.

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

Mergers and acquisitions, joint ventures and alliances among cable television providers, telecommunications companies, programming providers and others may result in, among other things, greater scale and financial leverage and increase the availability of offerings from providers capable of bundling video, broadband and/or wireless services in competition with our services and may exacerbate the risks described under the caption “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 and elsewhere in our public filings. These transactions may affect us adversely by, among other things, making it more difficult for us to obtain access to certain programming networks on nondiscriminatory and fair terms, or at all.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – PAY-TV Segment

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31 2021.

	For the Three Months Ended March 31,		Variance
Statements of Operations Data	2022	2021	Amount	%

	(In thousands)
Revenue:
Service revenue	$3,129,734	$3,164,367	$(34,633)	(1.1)
Equipment sales and other revenue	37,829	39,602	(1,773)	(4.5)
Total revenue	3,167,563	3,203,969	(36,406)	(1.1)

Costs and expenses:
Cost of services	1,864,378	1,929,834	(65,456)	(3.4)
% of Service revenue	59.6%	61.0%
Cost of sales - equipment and other	25,426	20,136	5,290	26.3
Selling, general and administrative expenses	411,428	338,409	73,019	21.6
% of Total revenue	13.0%	10.6%
Depreciation and amortization	114,285	142,847	(28,562)	(20.0)
Total costs and expenses	2,415,517	2,431,226	(15,709)	(0.6)

Operating income (loss)	$752,046	$772,743	$(20,697)	(2.7)

Other data:
Pay-TV subscribers, as of period end (in millions)	10.245	11.060	(0.815)	(7.4)
DISH TV subscribers, as of period end (in millions)	7.993	8.686	(0.693)	(8.0)
SLING TV subscribers, as of period end (in millions)	2.252	2.374	(0.122)	(5.1)
Pay-TV subscriber additions (losses), net (in millions)	(0.462)	(0.230)	(0.232)	*
DISH TV subscriber additions (losses), net (in millions)	(0.228)	(0.130)	(0.098)	(75.4)
SLING TV subscriber additions (losses), net (in millions)	(0.234)	(0.100)	(0.134)	*
Pay-TV ARPU	$99.44	$93.63	$5.81	6.2
DISH TV subscriber additions, gross (in millions)	0.159	0.210	(0.051)	(24.3)
DISH TV churn rate	1.59%	1.30%	0.29%	22.3
DISH TV SAC	$1,088	$790	$298	37.7
Purchases of property and equipment	$32,006	$52,833	$(20,827)	(39.4)
OIBDA	$866,331	$915,590	$(49,259)	(5.4)

* Percentage is not meaningful.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 228,000 net DISH TV subscribers during the three months ended March 31, 2022 compared to the loss of approximately 130,000 net DISH TV subscribers during the same period in 2021. This increase in net DISH TV subscriber losses primarily resulted from lower gross new DISH TV subscriber activations and a higher DISH TV churn rate.

SLING TV subscribers. We lost approximately 234,000 net SLING TV subscribers during the three months ended March 31, 2022 compared to the loss of approximately 100,000 net SLING TV subscribers during the same period in 2021. The increase in net SLING TV subscriber losses was primarily related to higher subscriber disconnects following football season, and lower SLING TV subscriber activations. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers.

DISH TV subscribers, gross. During the three months ended March 31, 2022, we activated approximately 159,000 gross new DISH TV subscribers compared to approximately 210,000 gross new DISH TV subscribers during the same period in 2021, a decrease of 24.3%. This decrease in our gross new DISH TV subscriber activations was primarily related to the lack of demand and channel removals, including Tegna, as well as increased competitive pressures, including aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, live-linear OTT service providers, and direct-to-consumer offerings by certain of our programmers. Our gross new DISH TV subscriber activations continue to be negatively impacted by stricter customer acquisition policies for our DISH TV subscribers, including, but not limited to, an emphasis on acquiring higher quality subscribers. Furthermore, we continue to assess the impact of COVID-19 and cannot predict with certainty the impact to our gross new DISH TV subscriber activations.

DISH TV churn rate. Our DISH TV churn rate for the three months ended March 31, 2022 was 1.59% compared to 1.30% for the same period in 2021. Our DISH TV churn rate for the three months ended March 31, 2022 was negatively impacted by programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, including Tegna. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, cord cutting and increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. In addition, our DISH TV churn rate was positively impacted by COVID-19 beginning in the second quarter of 2020, including, among other things, the recommendations and/or mandates from federal, state, and/or local authorities that customers refrain from non-essential movements outside of their homes and the resulting increased consumption of our Pay-TV services. We continue to assess the impact of COVID-19 and while certain government regulations and/or mandates have eased, we cannot predict with certainty the impact to our DISH TV churn rate. Our DISH TV churn rate continues to be positively impacted by our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, our ability to control piracy and other forms of fraud, and the level of our retention efforts.

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

Service revenue. “Service revenue” totaled $3.130 billion for the three months ended March 31, 2022, a decrease of $35 million or 1.1% compared to the same period in 2021. The decrease in “Service revenue” compared to the same period in 2021 was primarily related to lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU, discussed below.

Pay-TV ARPU. Pay-TV ARPU was $99.44 during the three months ended March 31, 2022 versus $93.63 during the same period in 2021. The $5.81 or 6.2% increase in Pay-TV ARPU was primarily attributable to the DISH TV programming package price increases effective in the first and fourth quarters of 2021, the SLING TV programming package price increase effective in the first quarter of 2021 and higher ad sales revenue, partially offset by an increase in SLING TV subscribers as a percentage of our total Pay-TV subscriber base. SLING TV subscribers on average purchase lower priced programming services than DISH TV subscribers, and therefore, the increase in SLING TV subscribers as a percentage of our total Pay-TV subscriber base had a negative impact on Pay-TV ARPU.

Cost of services. “Cost of services” totaled $1.864 billion during the three months ended March 31, 2022, a decrease of $65 million or 3.4% compared to the same period in 2021. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base, partially offset by higher programming costs per subscriber and higher variable and retention costs per subscriber. Programming costs per subscriber increased during the three months ended March 31, 2022 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. Variable and retention costs per subscriber increased during the three months ended March 31, 2022 due to, among other things, higher labor and installation costs. “Cost of services” represented 59.6% and 61.0% of “Service revenue” during the three months ended March 31, 2022 and 2021, respectively.

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

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $411 million during the three months ended March 31, 2022, a $73 million or 21.6% increase compared to the same period in 2021. This change was primarily driven by an increase in subscriber acquisition costs resulting from higher marketing expenditures and an increase in costs to support the Pay-TV segment.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Depreciation and amortization. “Depreciation and amortization” expense totaled $114 million during the three months ended March 31, 2022, a $29 million or 20.0% decrease compared to the same period in 2021. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers and from the expiration of our QuetzSat-1 finance lease during the fourth quarter of 2021.

DISH TV SAC.  DISH TV SAC was $1,088 during the three months ended March 31, 2022 compared to $790 during the same period in 2021, an increase of $298 or 37.7%.  This change was primarily attributable to an increase in advertising costs per subscriber, higher installation costs due to an increase in labor and other installation costs, and higher manufacturing costs.

During the three months ended March 31, 2022 and 2021, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $15 million and $22 million, respectively. This decrease in capital expenditures primarily resulted from a decrease in gross new DISH TV subscriber activations and a higher percentage of remanufactured receivers being activated on new subscriber accounts.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Wireless Segment

Our Wireless business segment operates in two business units, Retail Wireless and 5G Network Deployment. Revenue and operating income (loss) by business unit are shown in the table below:

For the Three Months Ended March 31, 2022	Retail Wireless	5G Network Deployment	Eliminations	Total Wireless

	(In thousands)
Total revenue	$1,152,420	$19,180	$(6,143)	$1,165,457
Operating income (loss)	$(58,992)	$(142,694)	$—	$(201,686)

For the Three Months Ended March 31, 2021	Retail Wireless	5G Network Deployment	Eliminations	Total Wireless

	(In thousands)
Total revenue	$1,279,955	$14,694	$—	$1,294,649
Operating income (loss)	$123,879	$(32,046)	$—	$91,833

For the three months ended March 31, 2022 and 2021, total purchases of property and equipment for our wireless segment were $597 million and $62 million, respectively. This increase primarily resulted from capital expenditures related to our 5G Network Deployment. We anticipate expenditures for our 5G Network Deployment to continue to increase substantially in 2022.

Wireless – Retail Wireless

We offer nationwide prepaid and postpaid retail wireless services to subscribers under our Boost Mobile, Ting Mobile, Republic Wireless and Gen Mobile brands, as well as a competitive portfolio of wireless devices. Prepaid wireless subscribers generally pay in advance for monthly access to wireless talk, text, and data services. Postpaid wireless subscribers are qualified to pay after receiving wireless talk, text, and data services. We are currently operating our Retail Wireless business unit as a mobile virtual network operator (“MVNO”) until we complete our 5G Network Deployment. On July 14, 2021, we entered into a ten-year Network Services Agreement (the “NSA”) with AT&T to provide us with network services. Under the NSA, we expect AT&T will become our primary network services provider. As an MVNO, today we primarily depend on T-Mobile as well as AT&T to provide us with network services under the master network services agreement (“MNSA”) and NSA, respectively. A portion of our retail Wireless subscribers receive services through T-Mobile’s CDMA Network. However, T-Mobile previously provided notice that it intended to shutdown the CDMA Network on March 31, 2022. The shutdown began on March 31, 2022 and will be completed during the second quarter of 2022. While we are working to mitigate the harms of this shutdown, we have incurred and expect to continue to incur significant costs to migrate subscribers on this timeline.

We have implemented targeted efforts and promotions directed at impacted customers, which resulted in the successful migration of the vast majority of our CDMA subscribers; however, there can be no assurance that our attempts to migrate the remaining subscribers will be successful. Our efforts to mitigate the effects of the CDMA shutdown during 2021 were impacted by, among other things, wireless device shortages. Access to wireless devices improved during the first quarter of 2022, which aided our migration efforts but the mix of available wireless devices came at a significant cost. The CDMA shutdown has and continues to negatively impact our gross new Wireless subscriber activations, our Wireless churn rate, and our results of operations.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

During the first quarter of 2022, we and T-Mobile reached a proposed settlement and amendment to the MNSA, which, among other things, settled all open disputes, including CDMA matters, and contained favorable terms to us. Before we and T-Mobile could enter into this proposed settlement and amendment, we were required to obtain the approval of the Department of Justice (“DOJ), which has been reviewing it since February 22, 2022. The resulting delay in entering into this proposed settlement and amendment has had a material adverse effect on our business, financial condition and results of operations, including without limitation, negatively impacting our CDMA migration costs, our ability to improve our competitiveness in the marketplace, and operating income during the first quarter of 2022. As a result, we experienced lower gross new Wireless subscriber activations and higher Wireless churn. We cannot predict the timing or outcome of any DOJ decision.

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

As of March 31, 2022, we had 8.203 million retail Wireless subscribers. Currently, we offer Wireless subscribers competitive consumer plans with no annual service contracts and monthly service plans including high-speed data and unlimited talk and text.

Competition

Retail Wireless is a mature market with moderate year over year organic growth. Competitors include providers who offer similar communication services, such as talk, text and data. Competitive factors within the wireless communications services industry include, but are not limited to, pricing, market saturation, service and product offerings, customer experience and service quality. We compete with a number of national wireless carriers, including Verizon, AT&T and T-Mobile, all of which are significantly larger than us, serve a significant percentage of all wireless subscribers and enjoy scale advantages compared to us. Verizon, AT&T, and T-Mobile are currently the only nationwide MNOs in the United States.

Primary competitors to our Retail Wireless business unit include, but are not limited to, Metro PCS (owned by T-Mobile), Cricket Wireless (owned by AT&T), Visible (owned by Verizon), Tracfone Wireless (owned by Verizon), and other MVNOs such as Consumer Cellular and Mint Mobile.

Wireless – 5G Network Deployment

We have directly invested approximately $20 billion to acquire certain wireless spectrum licenses and made over $10 billion in non-controlling investments in certain entities, for a total of approximately $30 billion. The $30 billion of investments related to wireless spectrum licenses does not include $7 billion of capitalized interest related to the carrying value of such licenses.  See Note 2 and Note 10 in the Notes to our Condensed Consolidated Financial Statements for further information.

DISH Network Spectrum

We have directly invested approximately $20 billion to acquire certain wireless spectrum licenses. These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

We currently have over 60 market areas, representing approximately 260 cities with populations of at least 50,000, under construction.  The volume of construction activities is beginning to shift from markets we intend to light up before June 14, 2022 (in conjunction with the 20% population coverage requirement) to market areas we intend to light up before June 14, 2023 (in conjunction with the 70% population coverage requirement).

We will need to make significant additional investments or partner with others to, among other things, complete our 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as we complete our 5G Network Deployment we have and will continue to incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure.

As a result of these investments, among other factors, we plan to raise additional capital, depending on market conditions, which may not be available on favorable terms. We may also determine that additional wireless spectrum licenses may be required to complete our 5G Network Deployment and to compete with other wireless service providers. See Note 9 and Note 10 for further information in the Notes to our Condensed Consolidated Financial Statements for further information.

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

We may need to raise significant additional capital in the future to fund the efforts described above, which may not be available on favorable terms. There can be no assurance that we, the Northstar Entities and/or the SNR Entities will be able to develop and implement business models that will realize a return on these wireless spectrum licenses or that we, the Northstar Entities and/or the SNR Entities will be able to profitably deploy the assets represented by these wireless spectrum licenses, which may affect the carrying amount of these assets and our future financial condition or results of operations. See Note 10 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Wireless Segment – Retail Wireless Business Unit

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021.

	For the Three Months Ended March 31,		Variance
Statements of Operations Data	2022	2021	Amount	%

	(In thousands)
Revenue:
Service revenue	$945,388	$1,045,167	$(99,779)	(9.5)
Equipment sales and other revenue	207,032	234,788	(27,756)	(11.8)
Total revenue	1,152,420	1,279,955	(127,535)	(10.0)

Costs and expenses:
Cost of services	618,251	607,835	10,416	1.7
% of Service revenue	65.4%	58.2%
Cost of sales - equipment and other	389,468	394,755	(5,287)	(1.3)
Selling, general and administrative expenses	156,400	109,135	47,265	43.3
% of Total revenue	13.6%	8.5%
Depreciation and amortization	47,293	44,351	2,942	6.6
Total costs and expenses	1,211,412	1,156,076	55,336	4.8

Operating income (loss)	$(58,992)	$123,879	$(182,871)	*

Other data:
Wireless subscribers, as of period end (in millions)	8.203	8.894	(0.691)	(7.8)
Wireless subscriber additions, gross (in millions)	0.938	1.032	(0.094)	(9.1)
Wireless subscriber additions (losses), net (in millions)	(0.343)	(0.161)	(0.182)	*
Wireless ARPU	$37.72	$38.89	$(1.17)	(3.0)
Wireless churn rate	5.11%	4.44%	0.67%	15.1
OIBDA	$(11,699)	$168,230	$(179,929)	*

* Percentage is not meaningful.

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

Wireless subscribers. We lost approximately 343,000 net Wireless subscribers during the three months ended March 31, 2022 compared to the loss of approximately 161,000 net Wireless subscribers during the same period in 2021. This increase in net Wireless subscriber losses primarily resulted from the shutdown of the CDMA Network and competitive pressures. In addition, the three months ended March 31, 2022 was negatively impacted by certain changes to subscriber eligibility requirements in a long-term program to help low-income households pay for broadband service. During the three months ended March 31, 2022, our CDMA migration efforts required significant focus and resources from management and our sales personnel, which adversely impacted our gross new Wireless subscriber activations. Furthermore, we have and continue to face increased competitive pressures, including aggressive competitor marketing, discounted service plans and deeper wireless device subsidies.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Wireless churn rate. Our Wireless churn rate for the three months ended March 31, 2022 was 5.11% compared to 4.44% for the same period in 2021. Our Wireless churn rate for the three months ended March 31, 2022 was negatively impacted by the shutdown of the CDMA Network and competitive pressures, including deeper wireless device subsidies. In addition, the three months ended March 31, 2022 was negatively impacted by our participation in and certain changes to subscriber eligibility requirements in a long-term program to help low-income households pay for broadband service. These subscribers generally have a higher churn rate compared to other retail Wireless subscribers, however, we incur significantly lower costs to acquire these subscribers.

Service revenue. “Service revenue” totaled $945 million for the three months ended March 31, 2022, a decrease of $100 million or 9.5% compared to the same period in 2021. The decrease in “Service revenue” compared to the same period in 2021 was primarily related to a lower average Wireless subscriber base and a decrease in Wireless ARPU, discussed below.

Wireless ARPU. Wireless ARPU was $37.72 during the three months ended March 31, 2022 versus $38.89 during the same period in 2021. The $1.17 or 3.0% decrease in Wireless ARPU was primarily attributable to, among other things, CDMA migration credits and subscriber plan mix to lower priced service plans, including our participation in a long-term program to help low-income households pay for broadband service.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $207 million for the three months ended March 31, 2022, a decrease of $28 million or 11.8% compared to the same period in 2021. The decrease in “Equipment sales and other revenue” compared to the same period in 2021 was primarily related to lower net revenue realized per unit resulting from, among other things, the CDMA migration, partially offset by a slight increase in units shipped.

Cost of services. “Cost of services” totaled $618 million for the three months ended March 31, 2022, an increase of $10 million or 1.7% compared to the same period in 2021. The increase in “Cost of services” was primarily attributable to increased network services costs per subscriber as a result of the CDMA migration and higher customer data usage, partially offset by a lower average retail Wireless subscriber base.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $389 million for the three months ended March 31, 2022, a decrease of $5 million or 1.3% compared to the same period in 2021. The decrease in “Cost of sales – equipment and other” compared to the same period in 2021 was primarily related to unit mix, partially offset by an increase in units shipped.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $156 million during the three months ended March 31, 2022, a $47 million or 43.3% increase compared to the same period in 2021. This change was primarily driven by higher amortization of capitalized sales commissions and an increase in costs to support the Retail Wireless business unit.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Wireless Segment – 5G Network Deployment Business Unit

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021.

	For the Three Months Ended March 31,		Variance
Statements of Operations Data	2022	2021	Amount	%

	(In thousands)
Revenue:
Equipment sales and other revenue	$19,180	$14,694	$4,486	30.5
Total revenue	19,180	14,694	4,486	30.5

Costs and expenses:
Cost of sales - equipment and other	87,698	8,650	79,048	*
Selling, general and administrative expenses	53,270	34,903	18,367	52.6
Depreciation and amortization	20,906	3,187	17,719	*
Total costs and expenses	161,874	46,740	115,134	*

Operating income (loss)	$(142,694)	$(32,046)	$(110,648)	*

Other data:
OIBDA	$(121,788)	$(28,859)	$(92,929)	*

* Percentage is not meaningful.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $88 million during the three months ended March 31, 2022, an increase of $79 million compared to the same period in 2021. The increase primarily resulted from an increase in lease expense on communication towers and costs related to our 5G Network Deployment.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $53 million during the three months ended March 31, 2022, an $18 million increase compared to the same period in 2021. This change was primarily driven by an increase in costs to support our 5G Network Deployment.

Depreciation and amortization. “Depreciation and amortization” expense totaled $21 million during the three months ended March 31, 2022, an $18 million increase compared to the same period in 2021. This change was primarily driven by an increase in amortization expense related to certain software licenses.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

OTHER CONSOLIDATED RESULTS

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021.

	For the Three Months Ended March 31,		Variance
Statements of Operations Data	2022	2021	Amount	%

	(In thousands)
Operating income (loss)	$550,360	$864,576	$(314,216)	(36.3)

Other income (expense):
Interest income	4,849	1,970	2,879	*
Interest expense, net of amounts capitalized	(4,601)	(3,873)	(728)	(18.8)
Other, net	42,548	(5,261)	47,809	*
Total other income (expense)	42,796	(7,164)	49,960	*

Income (loss) before income taxes	593,156	857,412	(264,256)	(30.8)
Income tax (provision) benefit, net	(144,310)	(215,849)	71,539	33.1
Effective tax rate	24.3%	25.2%
Net income (loss)	448,846	641,563	(192,717)	(30.0)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	16,195	11,339	4,856	42.8
Net income (loss) attributable to DISH Network	$432,651	$630,224	$(197,573)	(31.3)

* Percentage is not meaningful.

Other, net. “Other, net” income totaled $43 million during the three months ended March 31, 2022, an increase of $48 million compared to the same period in 2021. This change primarily resulted from a $47 million increase in the fair value of our option to purchase certain of T-Mobile’s 800 MHz spectrum licenses. See Note 5 in the Notes to our Condensed Consolidated Financial Statements for further information.

Income tax (provision) benefit, net. Our income tax provision was $144 million during the three months ended March 31, 2022, a decrease of $72 million compared to the same period in 2021. The decrease in the provision was primarily related to a decrease in “Income (loss) before income taxes,” and a decrease in our effective tax rate.

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

	For the Three Months Ended
	March 31,
	2022	2021

	(In thousands)
Net income (loss) attributable to DISH Network	$432,651	$630,224
Interest, net	(248)	1,903
Income tax provision (benefit), net	144,310	215,849
Depreciation and amortization	176,341	190,385
Consolidated EBITDA	$753,054	$1,038,361

The changes in Consolidated EBITDA during the three months ended March 31, 2022, compared to the same period in 2021, were primarily a result of the factors described in connection with operating revenues and operating expenses.

Segment OIBDA

Segment OIBDA, which is presented below, is a non-GAAP measure and does not purport to be an alternative to operating income (loss) as a measure of operating performance.  We believe this measure is useful to management, investors and other users of our financial information in evaluating operating profitability of our business units on a more variable cost basis as it excludes the depreciation and amortization expenses related primarily to capital expenditures and acquisitions for those business units, as well as in evaluating operating performance in relation to our competitors. Segment OIBDA is calculated by adding back depreciation and amortization expense to business unit operating income (loss).  See Note 11 to the Notes to our Condensed Consolidated Financial Statements for further information.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

For the Three Months Ended March 31, 2022	Pay-TV	Retail Wireless	5G Network Deployment	Eliminations	Consolidated

	(In thousands)
Segment operating income (loss)	$752,046	$(58,992)	$(142,694)	$—	$550,360
Depreciation and amortization	114,285	47,293	20,906	(6,143)	176,341
OIBDA	$866,331	$(11,699)	$(121,788)	$(6,143)	$726,701

For the Three Months Ended March 31, 2021
Segment operating income (loss)	$772,743	$123,879	$(32,046)	$—	$864,576
Depreciation and amortization	142,847	44,351	3,187	—	190,385
OIBDA	$915,590	$168,230	$(28,859)	$—	$1,054,961

The changes in OIBDA during the three months ended March 31, 2022, compared to the same period in 2021, were primarily a result of the factors described in connection with operating revenues and operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents. See Note 5 in the Notes to our Condensed Consolidated Financial Statements for further information regarding our marketable investment securities. As of March 31, 2022, cash, cash equivalents and current marketable investment securities totaled $3.235 billion compared to $5.404 billion as of December 31, 2021, a decrease of $2.169 billion. This decrease in cash, cash equivalents and current marketable investment securities primarily resulted from a $1.974 billion payment to the FCC for the 3.45–3.55 GHz band licenses and capital expenditures of $896 million (including capitalized interest related to FCC authorizations), partially offset by cash generated from operating activities of $705 million. During the first quarter of 2022, we paid a total of $7.205 billion to the FCC for the 3.45–3.55 GHz band licenses, of which $1.974 billion was paid from cash, cash equivalents and current marketable investment securities and $5.231 billion was paid from restricted cash, cash equivalents and marketable investment securities.

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of March 31, 2022, our restricted cash, cash equivalents and marketable investment securities totaled $105 million compared to $5.335 billion as of December 31, 2021, a decrease of $5.230 billion. This decrease in restricted cash, cash equivalents and marketable investment securities primarily resulted from a $5.231 billion payment to the FCC for the 3.45–3.55 GHz band licenses. During the first quarter of 2022, we paid a total of $7.205 billion to the FCC for the 3.45–3.55 GHz band licenses, of which $1.974 billion was paid from cash, cash equivalents and current marketable investment securities and $5.231 billion was paid from restricted cash, cash equivalents and marketable investment securities.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Cash Flow

The following discussion highlights our cash flow activities during the three months ended March 31, 2022.

Cash flows from operating activities

For the three months ended March 31, 2022, we reported “Net cash flows from operating activities” of $705 million primarily attributable to $720 million of “Net income (loss)” adjusted to exclude the non-cash items for “Depreciation and amortization” expense, “Realized and unrealized losses (gains) on investments and derivatives and other,” “Non-cash, stock-based compensation” expense, and “Deferred tax expense (benefit).” In addition, “Net cash flows from operating activities” was impacted by the timing difference between book expense and cash payments, including income taxes.

Cash flows from investing activities

For the three months ended March 31, 2022, we reported outflows from “Net cash flows from investing activities” of $5.643 billion primarily related to a $7.205 billion payment to the FCC for the 3.45–3.55 GHz band licenses, capital expenditures of $896 million (including capitalized interest related to FCC authorizations), partially offset by $2.457 billion in net sales of marketable investment securities. The capital expenditures included $267 million of capitalized interest related to FCC authorizations, $597 million of capital expenditures for our Retail Wireless and 5G Network Deployment business units, $21 million for new and existing DISH TV subscriber equipment and $11 million of other corporate capital expenditures.

Cash flows from financing activities

For the three months ended March 31, 2022, we reported inflows from “Net cash flows from financing activities” of $2 million.

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

The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Three Months Ended
	March 31,
	2022	2021

	(In thousands)
Net cash flows from operating activities	$705,344	$1,125,498
Purchases of property and equipment (including capitalized interest related to FCC authorizations)	(896,291)	(396,817)
Free cash flow	$(190,947)	$728,681

Operational Liquidity

We make general investments in property such as, among others, satellites, wireless devices, set-top boxes, information technology and facilities that support our Pay-TV segment and Retail Wireless business unit.  We are also making significant additional investments and will need to continue making these investments and/or partner with others to, among other things, complete our 5G Network Deployment and further commercialize, build-out, and integrate our wireless spectrum licenses and related assets. Moreover, since we are primarily a subscriber-based company, we also make subscriber-specific investments to acquire new subscribers and retain existing subscribers.  While the general investments may be deferred without impacting the business in the short-term, the subscriber-specific investments are less discretionary.  Our overall objective is to generate sufficient cash flow over the life of each subscriber to provide an adequate return against the upfront investment.  Once the upfront investment has been made for each subscriber, the subsequent cash flow is generally positive, but there can be no assurances that over time we will recoup or earn a return on the upfront investment.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Finally, our future cash flow is impacted by, among other things, the rate at which we complete our 5G Network Deployment, incur litigation expense, and any cash flow from financing activities.  We anticipate expenditures for our 5G Network Deployment to increase during 2022 and in future periods. As a result, our historical cash flow is not necessarily indicative of our future cash flows. As of March 31, 2022, as a result of, among other things, capital expenditures for our 5G Network Deployment, we experienced negative free cash flow. There can be no assurance that this trend will not continue for the remainder of 2022 and in future periods. In addition, declines in our Pay-TV and retail Wireless subscriber base and any decrease in subscriber related-margins negatively impact our cash flow, and there can be no assurances that our subscriber declines will not continue.

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

Obligations and Future Capital Requirements

Contractual Obligations

See Note 10 in the Notes to our Condensed Consolidated Financial Statements for further information.

Future Capital Requirements

We expect to fund our future working capital, capital expenditures, other investments, and debt service requirements from cash generated from operations, existing cash, restricted cash, cash equivalents and marketable investment securities balances, and cash generated through raising additional capital. We will need to make significant additional investments to, among other things, complete our 5G Network Deployment and further commercialize, build-out and integrate our wireless spectrum licenses and related assets. The amount of capital required to fund our future working capital, capital expenditure and other investment needs varies, depending on, among other things, the rate at which we complete our 5G Network Deployment, the purchase of additional wireless spectrum licenses and the rate at which we acquire new subscribers and the cost of subscriber acquisition and retention, including capitalized costs associated with our new and existing subscriber equipment lease programs.

Certain of our capital expenditures for 2022 are expected to be driven by the rate of our 5G Network Deployment as well as costs associated with subscriber premises equipment. These expenditures are necessary for our 5G Network Deployment as well as to operate and maintain our DISH TV services. Consequently, we consider them to be non-discretionary.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Our capital expenditures vary depending on, among other things, the number of satellites leased or under construction at any point in time and could increase materially as a result of increased competition, significant satellite failures, or economic weakness and uncertainty. Our DISH TV subscriber base has been declining and there can be no assurance that our DISH TV subscriber base will not continue to decline and that the pace of such decline will not accelerate. In the event that our DISH TV subscriber base continues to decline, it will have a material adverse long-term effect on our cash flow. In addition, the Northstar and SNR Operative Agreements, as amended, provide for, among other things, the SNR Put Right and the Northstar Put Right for a purchase price that equals the equity contribution to Northstar Spectrum and SNR HoldCo, respectively, plus a fixed annual rate of return. During the fourth quarter of 2021 the SNR Put Right was exercised. As of March 31, 2022, the aggregate value of Northstar Manager’s ownership interest in Northstar Spectrum and SNR Management’s ownership interest in SNR HoldCo was $411 million, recorded as “Redeemable noncontrolling interests” on our Condensed Consolidated Balance Sheets.

We expect to incur significant expenditures in 2022 related to our 5G Network Deployment, including, but not limited to, capital expenditures associated with our 5G Network Deployment, and the potential purchase of additional wireless spectrum licenses. The amount of capital required will also depend on, among other things, the levels of investment necessary to support potential strategic initiatives that may arise from time to time. These factors, including, but not limited to, a reduction in our available future cash flows as a result of our 5G Network Deployment, will require us to raise additional capital in the future, which may not be available on favorable terms.

Volatility in the financial markets has made it more difficult at times for issuers of high-yield indebtedness, such as us, to access capital markets at favorable terms. These developments may have a significant effect on our cost of financing and our liquidity position.

Wireless – 5G Network Deployment

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

Debt Issuances and Maturity

During the three months ended March 31, 2022, we repurchased approximately $1 million of our 5 7/8% Senior Notes due 2022 in open market trades. The remaining balance of approximately $1.999 billion matures on July 15, 2022. We expect to fund this obligation from cash and marketable investment securities balances at that time.

Our 5% Senior Notes due 2023 with an aggregate principal balance of $1.5 billion mature on March 15, 2023. Due to capital expenditures related to our 5G Network Deployment, among other things, we do not currently have cash, marketable investment securities balances and/or projected future cash flows to fully fund this obligation.  We plan to raise additional capital prior to the maturity of this obligation, depending on market conditions, which may not be available on favorable terms.

Off-Balance Sheet Arrangements

We generally do not engage in off-balance sheet financing activities.

New Accounting Pronouncements

See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three months ended March 31, 2022. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 1A. RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2021 includes a detailed discussion of our risk factors.

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our Class A common stock from January 1, 2022 through March 31, 2022:

			Total Number of	Maximum Approximate
	Total		Shares Purchased	Dollar Value of Shares
	Number of	Average	as Part of Publicly	that May Yet be
	Shares	Price Paid	Announced	Purchased Under the
Period	Purchased	per Share	Programs	Programs (1)

	(In thousands, except share data)
January 1, 2022 - January 31, 2022	—	$—	—	$1,000,000
February 1, 2022 - February 28, 2022	—	$—	—	$1,000,000
March 1, 2022 - March 31, 2022	—	$—	—	$1,000,000
Total	—	$—	—	$1,000,000

(1)	On November 1, 2021, our Board of Directors authorized stock repurchases of up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2022. Purchases under our repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors. We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

Item 6.EXHIBITS

(a)	Exhibits.

10.1*	Description of the 2022 Incentive Plan dated December 30, 2021 (incorporated by reference from the Current Report on Form 8-K of DISH Network Corporation filed January 4, 2022). **

31.1◻	Section 302 Certification of Chief Executive Officer.

31.2◻	Section 302 Certification of Chief Financial Officer.

32.1◻	Section 906 Certification of Chief Executive Officer.

32.2◻	Section 906 Certification of Chief Financial Officer.

101◻

The following materials from the Quarterly Report on Form 10-Q of DISH Network for the quarter ended March 31, 2022 filed on May 6, 2022, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

104◻	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document).

*	Incorporated by reference.
**	Constitutes a management contract or compensatory plan or arrangement.
◻	Filed herewith

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

Date: May 6, 2022