Form 10-Q
period 2022-06-30
DISH Network CORP
filed 2022-08-03
CIK 1001082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022.

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

As of July 22, 2022, the registrant’s outstanding common stock consisted of 291,869,693 shares of Class A common stock and 238,435,208 shares of Class B common stock.

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

SUMMARY OF RISK FACTORS

COVID-19 Pandemic

●	The COVID-19 pandemic and its impact on the economic environment generally, and on us specifically, have adversely impacted our business. Furthermore, any continuation or worsening of the pandemic and economic environment could have a material adverse effect on our business, financial condition and results of operations.

Competition and Economic Risks

●	We face intense and increasing competition from providers of video, broadband and/or wireless services, which may require us to further increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.
●	Changing consumer behavior and new technologies in our Pay-TV business may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.
●	We face certain risks competing in the wireless services industry and operating a facilities-based wireless services business.
●	Our pay-TV competitors may be able to leverage their relationships with programmers to reduce their programming costs and/or offer exclusive content that will place them at a competitive advantage to us.
●	Through the MNSA and NSA, we depend on T-Mobile and AT&T, respectively, in providing network services to our retail Wireless subscribers, and any system failure in the wireless networks, interruption in the network services, and/or the termination of the MNSA or NSA could negatively impact our subscriber activations, our subscriber churn rate and our subscriber base, which in turn could have a material adverse effect our business, financial condition and results of operations.
●	We have multiple wireless network service operators that we rely on. Our inability to effectively manage these relationships, including, without limitation, our minimum commitments to AT&T under the NSA and to T-Mobile under the MNSA, could have a material adverse effect on our business, financial condition and results of operations.

i

●	Changes in how network operators handle and charge for access to data that travels across their networks could adversely impact our Pay-TV business.
●	Economic weakness and uncertainty may adversely affect our ability to grow or maintain our business.

Operational and Service Delivery Risks

●	Any deterioration in our operational performance and subscriber satisfaction could adversely affect our business, financial condition and results of operations.
●	If our subscriber activations decrease, or if our subscriber churn rate, subscriber acquisition costs or retention costs increase, our financial performance will be adversely affected.
●	With respect to our Pay-TV business, programming expenses are increasing, which may adversely affect our future financial condition and results of operations.
●	We depend on others to provide the programming that we offer to our Pay-TV subscribers and, if we fail to obtain or lose access to certain programming, our Pay-TV subscriber activations and our subscriber churn rate may be negatively impacted.
●	We may not be able to obtain necessary retransmission consent agreements at acceptable rates, or at all, from local network stations.
●	Any failure or inadequacy of our information technology infrastructure and communications systems or those of third parties that we use in our operations, including, without limitation, those caused by cyber-attacks or other malicious activities, could disrupt or harm our business.
●	Our failure to effectively invest in, introduce, and implement new competitive products and services could cause our products and services to become obsolete and could negatively impact our business.
●	We rely on a single vendor or a limited number of vendors to provide certain key products or services to us, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.
●	We depend on independent third parties to solicit orders for our services that represent a meaningful percentage of our total gross new subscriber activations.
●	We have limited satellite capacity and failures or reduced capacity could adversely affect our business, financial condition and results of operations.
●	We may have potential conflicts of interest with EchoStar due to our common ownership and management.
●	We rely on highly skilled personnel for our business, and any inability to hire and retain key personnel or hire qualified personnel may negatively affect our business, financial condition and results of operations.

Acquisition and Capital Structure Risks

●	We have made substantial investments to acquire certain wireless spectrum licenses and other related assets, and we may be unable to realize a return on these assets.
●	We have made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses, and we may be unable to obtain a profitable return on these investments.
●	We may pursue acquisitions and other strategic transactions to complement or expand our business that may not be successful, and we may lose up to the entire value of our investment in these acquisitions and transactions.
●	We have substantial debt outstanding and will incur additional debt.
●	We will need additional capital, which may not be available on favorable terms, to continue investing in our business and to finance acquisitions and other strategic transactions.

ii

●	The conditional conversion features of our 3 3/8% Convertible Notes due 2026 (the “Convertible Notes due 2026”), our 2 3/8% Convertible Notes due 2024 (the “Convertible Notes due 2024”) and 0% Convertible Notes due 2025 (the “Convertible Notes due 2025,” and collectively with the Convertible Notes due 2026 and the Convertible Notes due 2024, the “Convertible Notes”), if triggered, may adversely affect our financial condition.
●	The convertible note hedge and warrant transactions that we entered into in connection with the offering of the Convertible Notes due 2026 may affect the value of the Convertible Notes due 2026 and our Class A common stock.
●	We are subject to counterparty risk with respect to the convertible note hedge transactions.
●	From time to time a portion of our investment portfolio may be invested in securities that have limited liquidity and may not be immediately accessible to support our financing needs.
●	We are controlled by one principal stockholder who is also our Chairman.
●	It may be difficult for a third party to acquire us, even if doing so may be beneficial to our shareholders, because of our ownership structure.

Legal and Regulatory Risks

●	Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.
●	We are, and may become, party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.
●	Our services depend on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.
●	If our internal controls are not effective, our business, stock price and investor confidence in our financial results may be adversely affected.
●	We may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).

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

iii

Item 1. FINANCIAL STATEMENTS

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	June 30,	December 31,
	2022	2021
Assets
Current Assets:
Cash and cash equivalents	$2,632,236	$2,428,188
Marketable investment securities	121,923	2,975,518
Trade accounts receivable, net of allowance for credit losses of $29,302 and $38,534, respectively	1,051,737	942,561
Inventory	585,758	534,937
Other current assets	448,790	641,978
Total current assets	4,840,444	7,523,182

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	105,231	5,334,768
Property and equipment, net	4,470,138	3,257,787
FCC authorizations	36,463,456	28,632,665
Other investment securities	143,271	150,941
Operating lease assets	2,282,077	1,493,410
Other noncurrent assets, net	953,085	934,293
Intangible assets, net	600,078	674,679
Total noncurrent assets	45,017,336	40,478,543
Total assets	$49,857,780	$48,001,725

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Trade accounts payable	$815,100	$848,224
Deferred revenue and other	693,014	761,347
Accrued programming	1,308,624	1,376,770
Accrued interest	274,185	288,308
Other accrued expenses	1,295,693	1,179,427
Current portion of long-term debt and finance lease obligations (Note 9)	3,232,992	2,061,810
Total current liabilities	7,619,608	6,515,886

Long-Term Obligations, Net of Current Portion:
Long-term debt and finance lease obligations, net of current portion (Note 9)	17,864,825	19,355,206
Deferred tax liabilities	4,473,313	4,226,266
Operating lease liabilities	2,257,013	1,453,395
Long-term deferred revenue and other long-term liabilities	665,254	527,859
Total long-term obligations, net of current portion	25,260,405	25,562,726
Total liabilities	32,880,013	32,078,612

Commitments and Contingencies (Note 10)

Redeemable noncontrolling interests (Note 2)	428,309	395,222

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 291,849,688 and 290,529,607 shares issued and outstanding, respectively	2,918	2,905
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Additional paid-in capital	4,801,354	4,735,484
Accumulated other comprehensive income (loss)	199	281
Accumulated earnings (deficit)	11,741,100	10,785,617
Total DISH Network stockholders’ equity (deficit)	16,547,955	15,526,671
Noncontrolling interests	1,503	1,220
Total stockholders’ equity (deficit)	16,549,458	15,527,891
Total liabilities and stockholders’ equity (deficit)	$49,857,780	$48,001,725

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue:
Service revenue	$4,029,201	$4,254,424	$8,104,323	$8,463,895
Equipment sales and other revenue	180,762	232,536	436,260	520,918
Total revenue	4,209,963	4,486,960	8,540,583	8,984,813

Costs and Expenses (exclusive of depreciation):
Cost of services	2,329,091	2,536,154	4,811,733	5,073,819
Cost of sales - equipment and other	408,765	349,769	911,338	773,310
Selling, general and administrative expenses	610,949	507,909	1,229,653	989,595
Depreciation and amortization	168,223	186,390	344,564	376,775
Total costs and expenses	3,517,028	3,580,222	7,297,288	7,213,499

Operating income (loss)	692,935	906,738	1,243,295	1,771,314

Other Income (Expense):
Interest income	9,372	3,286	14,221	5,256
Interest expense, net of amounts capitalized	(5,618)	(3,825)	(10,219)	(7,698)
Other, net	13,775	(7,210)	56,323	(12,471)
Total other income (expense)	17,529	(7,749)	60,325	(14,913)

Income (loss) before income taxes	710,464	898,989	1,303,620	1,756,401
Income tax (provision) benefit, net	(170,457)	(217,538)	(314,767)	(433,387)
Net income (loss)	540,007	681,451	988,853	1,323,014
Less: Net income (loss) attributable to noncontrolling interests, net of tax	17,175	10,404	33,370	21,743
Net income (loss) attributable to DISH Network	$522,832	$671,047	$955,483	$1,301,271

Weighted-average common shares outstanding - Class A and B common stock:
Basic	530,091	527,690	529,582	527,133
Diluted	637,123	635,976	636,665	634,944

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$0.99	$1.27	$1.80	$2.47
Diluted net income (loss) per share attributable to DISH Network	$0.82	$1.06	$1.50	$2.05

Comprehensive Income (Loss):
Net income (loss)	$540,007	$681,451	$988,853	$1,323,014
Other comprehensive income (loss):
Foreign currency translation adjustments	107	378	(43)	2,220
Unrealized holding gains (losses) on available-for-sale debt securities	44	(17)	(54)	(21)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	—	—	2	(1)
Deferred income tax (expense) benefit, net	(10)	(83)	13	(581)
Total other comprehensive income (loss), net of tax	141	278	(82)	1,617
Comprehensive income (loss)	540,148	681,729	988,771	1,324,631
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	17,175	10,404	33,370	21,743
Comprehensive income (loss) attributable to DISH Network	$522,973	$671,325	$955,401	$1,302,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

			Accumulated
	Class A and B	Additional	Other	Accumulated			Redeemable
	Common	Paid-In	Comprehensive	Earnings	Noncontrolling		Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Interests	Total	Interests
Balance, December 31, 2020	$5,261	$5,400,774	$(855)	$8,374,975	$490	$13,780,645	$350,648
Issuance of Class A common stock:
Exercise of stock awards	1	2,046	—	—	—	2,047	—
Employee benefits	9	30,294	—	—	—	30,303	—
Employee Stock Purchase Plan	2	4,341	—	—	—	4,343	—
Non-cash, stock-based compensation	—	19,375	—	—	—	19,375	—
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	(5)	—	—	(5)	—
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	(498)	—	—	(498)	—
Foreign currency translation	—	—	1,842	—	—	1,842	—
Convertible debt reclassified per ASU 2020-06, net of deferred taxes of $245,778 (Note 2)	—	(805,566)	—	—	—	(805,566)	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	210	210	11,129
Net income (loss) attributable to DISH Network	—	—	—	630,224	—	630,224	—
Balance, March 31, 2021	$5,273	$4,651,264	$484	$9,005,199	$700	$13,662,920	$361,777
Issuance of Class A common stock:
Exercise of stock awards	4	14,425	—	—	—	14,429	—
Employee Stock Purchase Plan	1	4,273	—	—	—	4,274	—
Non-cash, stock-based compensation	—	546	—	—	—	546	—
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	(17)	—	—	(17)	—
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	(83)	—	—	(83)	—
Foreign currency translation	—	—	378	—	—	378	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	198	198	10,206
Net income (loss) attributable to DISH Network	—	—	—	671,047	—	671,047	—
Balance, June 30, 2021	$5,278	$4,670,508	$762	$9,676,246	$898	$14,353,692	$371,983

Balance, December 31, 2021	$5,289	$4,735,484	$281	$10,785,617	$1,220	$15,527,891	$395,222
Issuance of Class A common stock:
Exercise of stock awards	1	253	—	—	—	254	—
Employee Stock Purchase Plan	2	4,360	—	—	—	4,362	—
Non-cash, stock-based compensation	—	15,285	—	—	—	15,285	—
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	(96)	—	—	(96)	—
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	23	—	—	23	—
Foreign currency translation	—	—	(150)	—	—	(150)	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	159	159	16,036
Net income (loss) attributable to DISH Network	—	—	—	432,651	—	432,651	—
Balance, March 31, 2022	$5,292	$4,755,382	$58	$11,218,268	$1,379	$15,980,379	$411,258
Issuance of Class A common stock:
Exercise of stock awards	—	56	—	—	—	56	—
Employee benefits	8	26,318	—	—	—	26,326	—
Employee Stock Purchase Plan	2	4,391	—	—	—	4,393	—
Non-cash, stock-based compensation	—	15,207	—	—	—	15,207	—
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	44	—	—	44	—
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	(10)	—	—	(10)	—
Foreign currency translation	—	—	107	—	—	107	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	124	124	17,051
Net income (loss) attributable to DISH Network	—	—	—	522,832	—	522,832	—
Balance, June 30, 2022	$5,302	$4,801,354	$199	$11,741,100	$1,503	$16,549,458	$428,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2022	2021
Cash Flows From Operating Activities:
Net income (loss)	$988,853	$1,323,014
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	344,564	376,775
Realized and unrealized losses (gains) on investments and derivatives and other	(56,440)	14,269
Non-cash, stock-based compensation	30,492	19,921
Deferred tax expense (benefit)	247,060	352,665
Changes in allowance for credit losses	(9,232)	(22,591)
Change in long-term deferred revenue and other long-term liabilities	61,690	(17,025)
Other, net	134,438	21,375
Changes in current assets and current liabilities, net	(275,128)	183,496
Net cash flows from operating activities	1,466,297	2,251,899

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(57,681)	(1,278,320)
Sales and maturities of marketable investment securities	2,929,427	502,538
Purchases of property and equipment	(1,286,181)	(378,071)
Capitalized interest related to FCC authorizations (Note 2)	(508,065)	(399,145)
Refund of FCC authorization deposit	—	337,490
Purchases of FCC authorizations, including deposits (Note 10)	(7,206,757)	—
Other, net	3,615	(42,989)
Net cash flows from investing activities	(6,125,642)	(1,258,497)

Cash Flows From Financing Activities:
Repayment of long-term debt and finance lease obligations	(42,928)	(35,895)
Redemption and repurchases of senior notes	(301,331)	(2,000,000)
Proceeds from issuance of senior notes	—	1,500,000
Early debt extinguishment costs	(1,126)	(3,368)
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	9,065	25,093
Debt issuance costs	—	(9,819)
Other, net	(6,107)	(12,063)
Net cash flows from financing activities	(342,427)	(536,052)

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	(5,001,772)	457,350
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 5)	7,734,260	3,453,994
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 5)	$2,732,488	$3,911,344

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

Pay-TV

We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear and on-demand streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“SLING TV”). As of June 30, 2022, we had 9.988 million Pay-TV subscribers in the United States, including 7.791 million DISH TV subscribers and 2.197 million SLING TV subscribers.

Wireless – Retail Wireless

We offer nationwide prepaid and postpaid retail wireless services to subscribers under our Boost Mobile, Ting Mobile, Republic Wireless and Gen Mobile brands, as well as a competitive portfolio of wireless devices. Prepaid wireless subscribers generally pay in advance for monthly access to wireless talk, text, and data services. Postpaid wireless subscribers are qualified to pay after receiving wireless talk, text, and data services. We are currently operating our Retail Wireless business unit as a mobile virtual network operator (“MVNO”) as we continue to complete our 5G Network Deployment. On July 14, 2021, we entered into a ten-year Network Services Agreement (the “NSA”) with AT&T to provide us with network services. Under the NSA, we expect AT&T will become our primary network services provider.  As an MVNO, today we depend on T-Mobile and AT&T to provide us with network services under the amended master network services agreement (“MNSA”) and NSA, respectively. As of June 30, 2022, we had 7.867 million retail Wireless subscribers.

Wireless – 5G Network Deployment

We have invested a total of approximately $30 billion related to wireless spectrum licenses. We have directly invested approximately $20 billion to acquire certain wireless spectrum licenses and made over $10 billion in non-controlling investments in certain entities. The $30 billion of investments related to wireless spectrum licenses does not include $7 billion of capitalized interest related to the carrying value of such licenses.  See Note 2 and Note 10 for further information.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

DISH Network Spectrum

We have directly invested approximately $20 billion to acquire certain wireless spectrum licenses. These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. We plan to commercialize our wireless spectrum licenses through the completion of the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G network (our “5G Network Deployment”). We have committed to deploy a facilities-based 5G broadband network capable of serving increasingly larger portions of the U.S. population at different deadlines, including 20% of the U.S. population by June 2022 and 70% by June 2023.  As previously disclosed, if by June 2023, we are offering 5G broadband service to at least 50% of the U.S. population but less than 70% of the U.S. population, the 70% June 2023 deadline will be extended automatically to June 2025; however, as a result, we may under certain circumstances be subject to penalties. On June 14, 2022, we announced we had successfully reached our 20% population coverage requirement. In conjunction with our next milestone, we currently have over 300 cities with populations of at least 50,000 under construction.

We will need to make significant additional investments or partner with others to, among other things, complete our 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as we complete our 5G Network Deployment, we have and will continue to incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure, and third party integration. As a result of these investments, among other factors, we plan to raise additional capital, which may not be available on favorable terms. We may also determine that additional wireless spectrum licenses may be required to complete our 5G Network Deployment and to compete with other wireless service providers. See Note 9 and Note 10 for further information.

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

Redeemable Noncontrolling Interests

Northstar Wireless. Northstar Wireless is a wholly-owned subsidiary of Northstar Spectrum, which is an entity owned by Northstar Manager, LLC (“Northstar Manager”) and us. Under the applicable accounting guidance in ASC 810, Northstar Spectrum is considered a variable interest entity and, based on the characteristics of the structure of this entity and in accordance with the applicable accounting guidance, we consolidate Northstar Spectrum into our financial statements. The Northstar Operative Agreements, as amended, provide for, among other things, that Northstar Manager has the ability, but not the obligation, to require Northstar Spectrum to purchase Northstar Manager’s ownership interests in Northstar Spectrum (the “Northstar Put Right”) for a purchase price that equals its equity contribution to Northstar Spectrum plus a fixed annual rate of return. The First Northstar Put Window closed in the first quarter of 2021. The Second Northstar Put Window is currently open and expires on October 22, 2022. The value of the Northstar Put Right has accrued to approximately $90 million as of June 30, 2022.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

As a result of the Northstar Transaction, through American II, we hold 97% of the Class B Common Interests in Northstar Spectrum and Northstar Manager holds 3% of the Class B Common Interests in Northstar Spectrum.  Other than the change in ownership percentage of Northstar Spectrum, the Northstar Transaction did not modify or amend in any way the existing arrangements between or among the Northstar parties.  In the Northstar Purchase Agreement, Northstar Manager waived its right to exercise the Northstar Put Right under the First Northstar Put Window. Northstar Manager retained its right to exercise the Northstar Put Right during the Second Northstar Put Window.

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

The First SNR Put Window closed in the first quarter of 2021. On November 15, 2021, we, through our wholly-owned subsidiary American III received notice that SNR Management exercised the SNR Put Right effective as of November 15, 2021. The consummation of the sale is subject to approval by the FCC. The value of the SNR Put Right has accrued to approximately $338 million as of June 30, 2022. If approved by the FCC, the sale will result in the elimination of all of our non-controlling interest as it related to SNR Wireless.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

As of June 30, 2022 and December 31, 2021, the aggregate value of Northstar Manager’s ownership interest in Northstar Spectrum and SNR Management’s ownership interest in SNR HoldCo was $428 million and $395 million, respectively, recorded as “Redeemable noncontrolling interests” on our Condensed Consolidated Balance Sheets.

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

We are currently preparing for the commercialization of our 5G Network Deployment. As a result, the interest expense related to the carrying amount of the 5G Network Deployment qualifying assets is being capitalized. The qualifying assets exceed the carrying value of our long-term debt and finance lease obligations, therefore materially all of our interest expense is being capitalized. However, as the qualifying assets are placed into service, we will cease to capitalize interest on those assets placed into service.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

As of June 30, 2022 and December 31, 2021, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses) and current liabilities (excluding the “Current portion of long-term debt and finance lease obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates. See Note 5 for the fair value of our marketable investment securities and derivative instruments.

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

Assets Recognized Related to the Costs to Obtain a Contract with a Subscriber

We recognize an asset for the incremental costs of obtaining a contract with a subscriber if we expect the benefit of those costs to be longer than one year.  We have determined that certain sales incentive programs in both our Pay-TV and Wireless segments, including those with our independent third-party retailers, meet the requirements to be capitalized, and payments made under these programs are capitalized and amortized to expense over the estimated subscriber life exceeding one year.  During the three months ended June 30, 2022 and 2021, we capitalized $80 million and $110 million, respectively, under these programs.  The amortization expense related to these programs was $108 million and $92 million for the three months ended June 30, 2022 and 2021, respectively. During the six months ended June 30, 2022 and 2021, we capitalized $168 million and $213 million, respectively, under these programs.  The amortization expense related to these programs was $220 million and $167 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, we had a total of $406 million and $458 million, respectively, capitalized on our Condensed Consolidated Balance Sheets.  These amounts are capitalized in “Other current assets” and “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets, and then amortized in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Advertising Costs

We recognize advertising expense when incurred as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Advertising expenses totaled $128 million and $120 million for the three months ended June 30, 2022 and 2021, respectively. Advertising expenses totaled $278 million and $230 million for the six months ended June 30, 2022 and 2021, respectively.

Research and Development

Research and development costs are expensed as incurred and are included as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Research and development costs totaled $12 million and $7 million for the three months ended June 30, 2022 and 2021, respectively. Research and development costs totaled $22 million and $14 million for the six months ended June 30, 2022 and 2021, respectively.

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

The following table presents EPS amounts for all periods and the basic and diluted weighted-average shares outstanding used in the calculation.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(In thousands, except per share amounts)
Net income (loss)	$540,007	$681,451	$988,853	$1,323,014
Less: Net income (loss) attributable to noncontrolling interests, net of tax	17,175	10,404	33,370	21,743
Net income (loss) attributable to DISH Network - Basic	522,832	671,047	955,483	1,301,271
Interest on dilutive Convertible Notes, net of tax (1)	—	—	—	—
Net income (loss) attributable to DISH Network - Diluted	$522,832	$671,047	$955,483	$1,301,271

Weighted-average common shares outstanding - Class A and B common stock:
Basic	530,091	527,690	529,582	527,133
Dilutive impact of Convertible Notes	107,016	107,016	107,016	107,016
Dilutive impact of stock awards outstanding	16	1,270	67	795
Diluted	637,123	635,976	636,665	634,944

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$0.99	$1.27	$1.80	$2.47
Diluted net income (loss) per share attributable to DISH Network	$0.82	$1.06	$1.50	$2.05

(1)	For both the three and six months ended June 30, 2022 and 2021, materially all of our interest expense was capitalized. See Note 2 for further information.

On June 24, 2022, we commenced a tender offer to exchange eligible options for new options as detailed in our Schedule TO filed June 23, 2022 with the Securities and Exchange Commission (the “Exchange Offer”), to, among other things, further align employee incentives with the current market. The Exchange Offer expired on July 22, 2022. As a result of the Exchange Offer, the exercise price of approximately 13 million stock options, affecting approximately 700 employees, will be adjusted during the third quarter of 2022 to $20.00.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	As of June 30,
	2022	2021

	(In thousands)
Anti-dilutive stock awards	11,261	6,797
Performance/market based options	15,879	15,492
Restricted Performance Units/Awards	1,207	1,495
Common stock warrants	46,029	46,029
Total	74,376	69,813

4.Supplemental Data - Statements of Cash Flows

The following table presents certain supplemental cash flow and other non-cash data. See Note 8 for supplemental cash flow and non-cash data related to leases.

	For the Six Months Ended
	June 30,
	2022	2021

	(In thousands)
Cash paid for interest (including capitalized interest)	$528,058	$397,910
Cash received for interest	5,840	2,275
Cash paid for income taxes	34,324	60,463
Capitalized interest (1)	532,494	405,205
Employee benefits paid in Class A common stock	26,326	30,303
Convertible debt reclassified per ASU 2020-06	—	1,051,344
Deferred taxes reclassified per ASU 2020-06	—	245,778
Vendor financing	49,407	26,463
FCC licenses reclassification (2)	122,657	912,939
Purchases of wireless equipment	448,130	—
Asset retirement obligation	81,737	—
Unsettled repurchases of senior notes	35,000	—

(1)	See Note 2 for further information.
(2)	See Note 10 for further information.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

5.	Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	June 30,	December 31,
	2022	2021

	(In thousands)
Marketable investment securities:
Current marketable investment securities:
Strategic - available-for-sale	$144	$152
Strategic - trading/equity	1,495	1,895
Other	120,284	2,973,471
Total current marketable investment securities	121,923	2,975,518
Restricted marketable investment securities (1)	4,979	28,696
Total marketable investment securities	126,902	3,004,214

Restricted cash and cash equivalents (1)	100,252	5,306,072

Other investment securities:
Other investment securities	143,271	150,941
Total other investment securities	143,271	150,941

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$370,425	$8,461,227

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash, cash equivalents and marketable investment securities” on our Condensed Consolidated Balance Sheets.

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

Current Marketable Investment Securities – Strategic

Our current strategic marketable investment securities portfolio includes and may include strategic and financial debt and/or equity investments in private and public companies that are highly speculative and have experienced and continue to experience volatility. As of June 30, 2022, this portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers. The fair value of certain of the debt and equity securities in this portfolio can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of June 30, 2022 and December 31, 2021, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit and trusts.

In addition, as of December 31, 2021, our restricted marketable investment securities, together with our restricted cash and cash equivalents include the proceeds from the issuance of our 5 1/4% Senior Secured Notes due 2026 and our 5 3/4% Senior Secured Notes due 2028, which included certain restrictions which varied in nature depending on the ultimate use of proceeds. The cash proceeds were paid to the FCC in connection with our wholly-owned subsidiary Weminuche L.L.C.’s (“Weminuche”) winning bids in the FCC’s auction for the Flexible-Use Service Licenses in the 3.45–3.55 GHz band (“Auction 110”). See Note 9 for further information.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	June 30, 2022				December 31, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(In thousands)
Cash equivalents (including restricted)	$2,542,513	$457,819	$2,084,694	$—	$7,592,696	$83,302	$7,509,394	$—

Debt securities (including restricted):
Commercial paper	$57,679	$—	$57,679	$—	$2,533,875	$—	$2,533,875	$—
Corporate securities	66,924	—	66,924	—	462,999	—	462,999	—
Other	804	—	660	144	5,445	—	5,293	152
Equity securities	1,495	1,495	—	—	1,895	1,895	—	—
Total	$126,902	$1,495	$125,263	$144	$3,004,214	$1,895	$3,002,167	$152

As of June 30, 2022, restricted and non-restricted marketable investment securities included debt securities of $125 million with contractual maturities within one year. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Derivative Instruments

We have the option to purchase certain of T-Mobile’s 800 MHz spectrum licenses from T-Mobile at a fixed price in the future. This instrument meets the definition of a derivative and was valued based upon, among other things, our estimate of the underlying asset price, the expected term, volatility and the risk free rate of return. The instrument acquisition date fair value was $713 million. The derivative is remeasured quarterly. As of June 30, 2022 and December 31, 2021, the derivative’s fair value was $736 million and $678 million, respectively, and are included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets. All changes in the derivative’s fair value are recorded in “Other, net” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) until the option is either exercised or expires. See the table below. If we elect to exercise the option and purchase these licenses, we will record the licenses at fair value at that date in “FCC authorizations” on our Condensed Consolidated Balance Sheets. If we elect to not exercise the option or it expires, we will expense the derivative’s fair value at that date on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and are potentially subject to pay T-Mobile a fee of approximately $72 million per the Spectrum Purchase Agreement under certain circumstances. See our Annual Report on Form 10-K for the year ended December 31, 2021 for further information on the Spectrum Purchase Agreement.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Gains and Losses on Sales and Changes in Carrying Amounts of Investments and Other

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Other, net:	2022	2021	2022	2021

	(In thousands)
Marketable investment securities - realized and unrealized gains (losses)	$37	$1	$(411)	$318
Derivative instruments - net realized and/or unrealized gains (losses) (1)	15,000	(7,000)	58,000	(11,000)
Costs related to early redemption of debt	(1,143)	(987)	(1,149)	(3,587)
Equity in earnings (losses) of affiliates	857	716	1,257	1,533
Other	(976)	60	(1,374)	265
Total	$13,775	$(7,210)	$56,323	$(12,471)

(1)This increase primarily resulted from an increase in the risk free rate of return. See above for further information on our valuation of derivative instruments.

6.Inventory

Inventory consisted of the following:

	As of
	June 30,	December 31,
	2022	2021

	(In thousands)
Finished goods	$546,600	$489,073
Work-in-process and service repairs	16,362	19,074
Raw materials	22,796	26,790
Total inventory	$585,758	$534,937

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

7.Property and Equipment

Property and equipment consisted of the following:

	Depreciable			As of
	Life			June 30,	December 31,
	(In Years)			2022	2021

				(In thousands)
Equipment leased to customers	2	-	5	$1,413,154	$1,530,943
Satellites	4	-	15	1,718,865	1,734,024
Satellites acquired under finance lease agreements		15		344,447	567,870
Furniture, fixtures, equipment and other	2	-	20	2,576,340	2,350,839
Buildings and improvements	5	-	40	379,297	376,952
Land		-		17,513	17,513
Construction in progress		-		2,521,337	1,309,757
Total property and equipment				8,970,953	7,887,898
Accumulated depreciation				(4,500,815)	(4,630,111)
Property and equipment, net				$4,470,138	$3,257,787

Construction in progress consisted of the following:

	As of
	June 30,	December 31,
	2022	2021

	(In thousands)
Pay-TV	$36,562	$39,269
Wireless	2,484,775	1,270,488
Total construction in progress	$2,521,337	$1,309,757

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(In thousands)
Equipment leased to customers	$49,757	$63,527	$101,030	$127,789
Satellites	36,081	48,619	75,887	98,812
Buildings, furniture, fixtures, equipment and other	47,333	29,076	95,448	60,242
Intangible assets	35,052	45,168	72,199	89,932
Total depreciation and amortization	$168,223	$186,390	$344,564	$376,775

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Satellites

Pay-TV Satellites. We currently utilize 11 satellites in geostationary orbit approximately 22,300 miles above the equator, seven of which we own and depreciate over their estimated useful life. We currently utilize certain capacity on one satellite that we lease from EchoStar, which is accounted for as an operating lease. We also lease three satellites from third parties: Ciel II, which is accounted for as an operating lease, Nimiq 5, which is accounted for as financing lease and is depreciated over its economic life, and the Anik F3 satellite, which was accounted for as a finance lease until April 2022 and was fully depreciated. During April 2022, we extended the Anik F3 lease and as a result it is currently accounted for as an operating lease.

As of June 30, 2022, our pay-TV satellite fleet consisted of the following:

		Degree	Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar X	February 2006	110	N/A
EchoStar XI	July 2008	110	N/A
EchoStar XIV	March 2010	119	N/A
EchoStar XV	July 2010	61.5	N/A
EchoStar XVI	November 2012	61.5	N/A
EchoStar XVIII	June 2016	61.5	N/A
EchoStar XXIII	March 2017	110	N/A

Leased from EchoStar (1):
EchoStar IX	August 2003	121	Month to month

Leased from Other Third Party:
Anik F3 (2)	April 2007	118.7	April 2025
Ciel II	December 2008	129	July 2023
Nimiq 5	September 2009	72.7	September 2024

(1)	See Note 13 for further information on our Related Party Transactions with EchoStar.
(2)	During April 2022, we extended the Anik F3 satellite lease for an additional two years with an option to renew for one additional year to April 2025.

8.Leases

We enter into operating and finance leases for, among other things, communication towers, satellites, office space, fiber and transport equipment, warehouses and distribution centers, vehicles and other equipment. Our leases have remaining lease terms from one to 15 years, some of which include renewal options, and some of which include options to terminate the leases within one year.

During the fourth quarter of 2021, our QuetzSat-1 finance lease expired. Through the first quarter of 2022, our Anik F3 and Nimiq 5 satellites were accounted for as financing leases. However, during April 2022, we extended the Anik F3 lease and as a result it is currently accounted for as an operating lease. Substantially all of our remaining leases are accounted for as operating leases.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The components of lease expense were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(In thousands)
Operating lease cost (1)	$76,810	$18,798	$137,912	$33,581

Short-term lease cost (2)	3,385	3,726	6,939	7,198

Finance lease cost:
Amortization of right-of-use assets (3)	6,048	17,830	15,941	35,659
Interest on lease liabilities (3)	2,426	3,880	5,158	8,168
Total finance lease cost (3)	8,474	21,710	21,099	43,827
Total lease costs	$88,669	$44,234	$165,950	$84,606

(1)	The increase in operating lease cost primarily related to communication tower leases.
(2)	Leases that have terms of 12 months or less.
(3)	The decrease in finance lease cost is primarily related to the QuetzSat-1 finance lease, which expired in November 2021, as well as the Anik F3 finance lease that was extended in April 2022 and as a result is currently accounted for as an operating lease.

Supplemental cash flow information related to leases was as follows:

	For the Six Months Ended
	June 30,
	2022	2021

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$55,764	$34,377
Operating cash flows from finance leases	$4,218	$6,599
Financing cash flows from finance leases	$18,444	$31,276

Right-of-use assets obtained in exchange for lease obligations:
Operating leases (1)	$900,154	$222,908
Finance leases	$31,812	$—

(1)	The increase in operating lease assets primarily related to communication tower leases.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Supplemental balance sheet information related to leases was as follows:

	As of
	June 30,	December 31,
	2022	2021

	(In thousands)
Operating Leases:
Operating lease assets (1)	$2,282,077	$1,493,410

Other current liabilities	$139,149	$75,748
Operating lease liabilities (1)	2,257,013	1,453,395
Total operating lease liabilities	$2,396,162	$1,529,143

Finance Leases:
Property and equipment, gross	$600,701	$568,889
Accumulated depreciation	(515,129)	(499,188)
Property and equipment, net	$85,572	$69,701

Other current liabilities	$39,894	$34,772
Other long-term liabilities	70,554	64,886
Total finance lease liabilities	$110,448	$99,658

Weighted Average Remaining Lease Term:
Operating leases	12.6 years	12.9 years
Finance leases	2.6 years	2.6 years

Weighted Average Discount Rate:
Operating leases	4.5%	5.3%
Finance leases	9.7%	11.0%

(1)	The increase in operating lease assets and liabilities primarily related to communication tower leases.

Maturities of lease liabilities as of June 30, 2022 were as follows:

	Maturities of Lease Liabilities
	Operating	Finance
For the Years Ending December 31,	Leases	Leases	Total

	(In thousands)
2022 (remaining six months)	$90,037	$24,321	$114,358
2023	198,173	48,836	247,009
2024	214,755	39,704	254,459
2025	236,884	9,388	246,272
2026	263,302	2,555	265,857
Thereafter	2,658,453	—	2,658,453
Total lease payments	3,661,604	124,804	3,786,408
Less: Imputed interest	(1,265,442)	(14,356)	(1,279,798)
Total	2,396,162	110,448	2,506,610
Less: Current portion	(139,149)	(39,894)	(179,043)
Long-term portion of lease obligations	$2,257,013	$70,554	$2,327,567

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

9.Long-Term Debt and Finance Lease Obligations

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of June 30, 2022 and December 31, 2021:

	As of
	June 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In thousands)
5 7/8% Senior Notes due 2022 (1)	$1,663,669	$1,664,900	$2,000,000	$2,039,700
5% Senior Notes due 2023 (2)	1,500,000	1,434,690	1,500,000	1,541,670
2 3/8% Convertible Notes due 2024	1,000,000	880,000	1,000,000	966,990
5 7/8% Senior Notes due 2024	2,000,000	1,699,480	2,000,000	2,060,180
0% Convertible Notes due 2025	2,000,000	1,391,360	2,000,000	2,016,880
7 3/4% Senior Notes due 2026	2,000,000	1,569,780	2,000,000	2,122,700
3 3/8% Convertible Notes due 2026	3,000,000	2,010,000	3,000,000	2,844,030
5 1/4% Senior Secured Notes due 2026	2,750,000	2,164,718	2,750,000	2,792,900
7 3/8% Senior Notes due 2028	1,000,000	684,630	1,000,000	1,017,060
5 3/4% Senior Secured Notes due 2028	2,500,000	1,867,725	2,500,000	2,520,650
5 1/8 % Senior Notes due 2029	1,500,000	916,965	1,500,000	1,365,645
Other notes payable	136,380	136,380	137,069	137,069
Subtotal	21,050,049	$16,420,628	21,387,069	$21,425,474
Unamortized deferred financing costs and other debt discounts, net	(62,680)		(69,711)
Finance lease obligations (3)	110,448		99,658
Total long-term debt and finance lease obligations (including current portion)	$21,097,817		$21,417,016

(1)	During the three and six months ended June 30, 2022, we repurchased approximately $335 million and $336 million, respectively, of our 5 7/8% Senior Notes due 2022 in open market trades. The remaining balance of approximately $1.664 billion is included in “Current portion of long-term debt and finance lease obligations” on our Condensed Consolidated Balance Sheets and was redeemed on July 15, 2022 from cash and marketable investment securities balances at that time.
(2)	Our 5% Senior Notes due 2023 mature on March 15, 2023 and have been reclassified to “Current portion of long-term debt and finance lease obligations” on our Condensed Consolidated Balance Sheets as of June 30, 2022.
(3)	Disclosure regarding fair value of finance leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

Future Capital Requirements

We have and expect to continue to incur significant expenditures in 2022 related to our 5G Network Deployment, including, but not limited to, capital expenditures associated with our 5G Network Deployment, and the potential purchase of additional wireless spectrum licenses. The amount of capital required will also depend on, among other things, debt maturities (as detailed in the table above) and the levels of investment necessary to support potential strategic initiatives that may arise from time to time. These factors, including, but not limited to, a reduction in our available future cash flows as a result of our 5G Network Deployment and debt maturities, will require us to raise additional capital in the future. In particular, our 5% Senior Notes due 2023 with an aggregate principal balance of $1.5 billion mature on March 15, 2023.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

We do not currently have cash, marketable investment securities balances and/or projected future cash flows to fund this obligation.  We will raise additional capital prior to the maturity of this obligation, which may not be available at the historical interest rates of our long-term debt, as detailed in the table above, due to, among other things, the current market rate environment.

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

Intercompany Loan

The net proceeds from the offering of our 5 1/4% Senior Secured Notes due 2026 and our 5 3/4% Senior Secured Notes due 2028 (the “Senior Notes”) issued on November 26, 2021 were used by DISH DBS to make an intercompany loan to DISH Network pursuant to a Loan and Security Agreement dated November 26, 2021 (together with potential future advances to DISH Network, the “Intercompany Loan”) between DISH DBS and DISH Network in order to finance the purchase of wireless spectrum licenses and for general corporate purposes, including, but not limited to, our 5G Network Deployment. The Intercompany Loan will mature in two tranches, with the first tranche maturing on December 1, 2026 (the “2026 Tranche”) and the second tranche maturing on December 1, 2028 (the “2028 Tranche”). DISH DBS may make additional advances to DISH Network under the Intercompany Loan, and on February 11, 2022, DISH DBS advanced an additional $1.5 billion to DISH Network under the Intercompany Loan 2026 Tranche. Interest accrues and is payable semiannually, and interest payments with respect to the Intercompany Loan are, at our option, payable in kind for the first two years. In the third year, a minimum of 50% of each interest payment due with respect to each tranche of the Intercompany Loan must be paid in cash. Thereafter, interest payments must be paid in cash. Interest will accrue: (a) when paid in cash, at a fixed rate of 0.25% per annum in excess of the interest rate applicable to, in the case of the 2026 Tranche, the 5 1/4% Senior Secured Notes due 2026, and in the case of the 2028 Tranche, the 5 3/4% Senior Secured Notes due 2028 (each, the “Cash Accrual Rate” with respect to the applicable tranche); and (b) when paid in kind, at a rate of 0.75% per annum in excess of the Cash Accrual Rate for the applicable tranche. As of June 30, 2022, the total Intercompany Loan amount outstanding plus interest paid in kind was $6.945 billion. The cash proceeds of the Intercompany Loan of $6.750 billion were paid to the FCC in connection with Weminuche’s winning bids in Auction 110. As a result, the Intercompany Loan is secured by Weminuche’s interest in the wireless spectrum licenses acquired in Auction 110 with such cash proceeds up to the total loan amount outstanding including interest paid in kind. The remaining balance of our winning bids of approximately $455 million was paid from cash and marketable investment securities balances at that time, for a total of approximately $7.205 billion. Under certain circumstances, DISH Network wireless spectrum licenses (valued based upon a third-party valuation) may be substituted for the collateral. The Intercompany Loan is not included as collateral for the Senior Secured Notes, and the Senior Secured Notes are subordinated to DISH DBS’s existing and certain future unsecured notes with respect to certain realizations under the Intercompany Loan and any collateral pledged as security for the Intercompany Loan.

10.Commitments and Contingencies

Commitments

Future maturities of our long-term debt, finance lease and contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 have not changed materially, other than those disclosed below.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

“Other long-term obligations” totaled $15.598 billion as of June 30, 2022 and $12.685 billion as of December 31, 2021, an increase of $2.913 billion as of June 30, 2022. This increase primarily resulted from contractual commitments, including, but not limited to, certain minimum commitments resulting from the amendment to the MNSA with T-Mobile and a long-term agreement with Samsung, partially offset by the recognition of approximately $991 million of communication tower leases recorded as “Operating lease assets” and “Operating lease liabilities” on our Condensed Consolidated Balance Sheets. These totals could increase as we continue our 5G Network Deployment. As of June 30, 2022, our future “Other long-term obligations” were as follows:

For the Years Ending December 31,	Other Long-Term Obligations (1)
(In thousands)
2022 (remaining six months)	$2,509,712
2023	2,918,563
2024	2,138,605
2025	1,683,499
2026	1,675,727
Thereafter	4,671,495
Total	$15,597,601

(1)	Represents minimum contractual commitments related to communication tower obligations, certain 5G Network Deployment commitments, obligations under the NSA with AT&T and the MNSA with T-Mobile, radios, software and integration services and satellite related and other obligations.

In certain circumstances the dates on which we are obligated to make these payments could be delayed.

We currently expect capital expenditures, excluding capitalized interest, for our 5G Network Deployment to be approximately $10 billion, including amounts incurred in 2021 and in the first half of 2022, of which approximately $2.888 billion is included above in “Other long-term obligations.”

Agreements in Connection with the Asset Purchase Agreement

On July 1, 2020, we completed the Boost Mobile Acquisition. In connection with the closing of the Boost Mobile Acquisition, we and T-Mobile entered into the TSA, the MNSA, the Option Agreement, and the Spectrum Purchase Agreement for approximately $3.59 billion. If we elect to not exercise the option to purchase the 800 MHz licenses pursuant to the Spectrum Purchase Agreement or it expires, we are potentially subject to pay T-Mobile a fee of approximately $72 million per the Spectrum Purchase Agreement under certain circumstances. The $3.59 billion and the $72 million are not included in “Other long-term obligations” above.

Pursuant to the Stipulation and Order and the Final Judgment (as defined in our Annual Report on Form 10-K for the year ended December 31, 2021) if we elect not to purchase the 800 MHz licenses pursuant to the Spectrum Purchase Agreement, we were required to pay $360 million to the United States. We are no longer required to make this payment as a result of achieving the milestone to offer 5G broadband service to at least 20% of the United States population on June 14, 2022. See our Annual Report on Form 10-K for the year ended December 31, 2021 for further information on the Spectrum Purchase Agreement.

Wireless – 5G Network Deployment

We have invested a total of approximately $30 billion related to wireless spectrum licenses. We have directly invested approximately $20 billion to acquire certain wireless spectrum licenses and made over $10 billion in non-controlling investments in certain entities. The $30 billion of investments related to wireless spectrum licenses does not include $7

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

billion of capitalized interest related to the carrying value of such licenses.  See Note 2 for further information on capitalized interest.

Recent Wireless Spectrum Acquisitions

3.45–3.55 GHz. Auction 110 began on October 5, 2021 and ended January 4, 2022.  On January 14, 2022, the FCC announced that Weminuche was the winning bidder of 1,232 Flexible-Use Service Licenses in the 3.45–3.55 GHz band, with Weminuche’s aggregate winning bids totaling approximately $7.328 billion. During the third quarter of 2021, we paid $123 million to the FCC as a deposit for Auction 110. In January and February 2022, we paid the remaining balance of our winning bids of approximately $7.205 billion. We paid this obligation from cash, restricted cash and marketable investment securities balances at that time. On May 4, 2022, the FCC issued an order granting Weminuche’s application to acquire the 3.45–3.55 GHz licenses (the “3.45–3.55 GHz Licenses”). The payment made in 2021 was included in “Other current assets” as of December 31, 2021. As of June 30, 2022, our total payment of $7.328 billion has been recorded in “FCC authorizations” on our Condensed Consolidated Balance Sheets.

Wireless Spectrum Licenses

These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements that are summarized in the table below:

	Carrying	Build-Out Deadlines		Expiration
	Amount	Interim	Final	Date
	(In thousands)
Owned:
DBS Licenses (1)	$677,409
700 MHz Licenses (2)	711,871		June 14, 2023 (3)	June 2023
AWS-4 Licenses (2)	1,940,000		June 14, 2023 (3)	June 2023
H Block Licenses (2)	1,671,506		June 14, 2023 (4)	June 2023
600 MHz Licenses	6,212,579		June 14, 2025 (5)	June 2029
MVDDS Licenses (1)	24,000			August 2024
LMDS Licenses (1)	—			September 2028
28 GHz Licenses	2,883		October 2, 2029 (6)	October 2029
24 GHz Licenses	11,772		December 11, 2029 (6)	December 2029
37 GHz, 39 GHz and 47 GHz Licenses	202,533		June 4, 2030 (6)	June 2030
3550-3650 MHz Licenses	912,939		March 12, 2031 (6)	March 2031
3.7-3.98 GHz Licenses	2,580	July 23, 2029 (6)	July 23, 2033 (6)	July 2036
3.45–3.55 GHz Licenses	7,327,989	May 4, 2026 (6)	May 4, 2030 (6)	May 2037
Subtotal	19,698,061
Non-controlling Investments:
Northstar	5,618,930		October 2025 (7)	October 2025 (7)
SNR	4,271,459		October 2025 (7)	October 2025 (7)
Total AWS-3 Licenses	9,890,389

Capitalized Interest (8)	6,875,006
Total as of June 30, 2022	$36,463,456

(1)	The build-out deadlines for these licenses have been met.
(2)	The interim build-out deadlines for these licenses have been met.
(3)	For these licenses, we must offer 5G broadband service to 70% of the United States population by this date; provided, however, if by June 14, 2023, we are offering 5G broadband service with respect to these licenses to at least 50% of the population of the United States but less than 70% of the population of the United States, the final deadline shall be further extended automatically to June 14, 2025, for us to construct and offer 5G broadband service to at least 70% of the population in each Economic Area (which is a service area established by the FCC) with respect to these licenses.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(4)	For these licenses, we must offer 5G broadband service to at least 70% of the United States population by this date; provided, however, that if by June 14, 2023, we are offering 5G broadband service with respect to these licenses to at least 50% of the population of the United States but less than 70% of the population of the United States, the final deadline shall be further extended automatically to June 14, 2025, for us to construct and offer 5G broadband service to at least 75% of the population in each Economic Area with respect to these licenses.
(5)	For these licenses, we must offer 5G broadband service to at least 75% of the population in each Partial Economic Area (which are service areas established by the FCC) by this date. We have also acquired certain additional 600 MHz licenses through private transactions. These licenses are currently subject to their original FCC buildout deadlines.
(6)	There are a variety of build-out options and associated build-out metrics associated with these licenses.
(7)	For these licenses, Northstar Wireless and SNR Wireless must provide reliable signal coverage and offer service to at least 75% of the population of each license area by this date. The AWS-3 interim build-out requirement was not met and as a result, the AWS-3 expiration date and the AWS-3 final build-out requirement have been accelerated by two years (from October 2027 to October 2025) for each AWS-3 License area in which Northstar Wireless and SNR Wireless did not meet the requirement.
(8)	See Note 2 for further information.

Commercialization of Our Wireless Spectrum Licenses and Related Assets. We plan to commercialize our wireless spectrum licenses through our 5G Network Deployment. We have committed to deploy a facilities-based 5G broadband network capable of serving increasingly larger portions of the U.S. population at different deadlines, including 20% of the U.S. population by June 2022 and 70% by June 2023.  As previously disclosed, if by June 2023, we are offering 5G broadband service to at least 50% of the U.S. population but less than 70% of the U.S. population, the 70% June 2023 deadline will be extended automatically to June 2025; however, as a result, we may under certain circumstances be subject to penalties. On June 14, 2022, we announced we had successfully reached our 20% population coverage requirement. In conjunction with our next milestone, we currently have over 300 cities with populations of at least 50,000 under construction. We currently expect capital expenditures, excluding capitalized interest, for our 5G Network Deployment to be approximately $10 billion, including amounts incurred in 2021 and in the first half of 2022. See Note 2 for further information.

We will need to make significant additional investments or partner with others to, among other things, complete our 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as we complete our 5G Network Deployment, we have and will continue to incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure, and third party integration. As a result of these investments, among other factors, we plan to raise additional capital, which may not be available on favorable terms. See Note 9 for further information. We may also determine that additional wireless spectrum licenses may be required to complete our 5G Network Deployment and to compete with other wireless service providers. For example, on May 9, 2022, we filed an application with the FCC to participate as a potential bidder in the wireless spectrum auction for the Flexible-Use Service Licenses in the 2.5 GHz band (“Auction 108”).  On July 11, 2022, the FCC announced that we and 81 other applicants were qualified to participate in Auction 108. The auction commenced on July 29, 2022.  The FCC determined that bidding in this auction will be “anonymous,” which means that prior to and during the course of the auction, the FCC will not make public any information about a specific applicant’s upfront deposit or its bids.  In addition, FCC rules restrict information that bidders may disclose about their participation in the auction.

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

Northstar Purchase Agreement. On December 30, 2020, through our wholly-owned subsidiary American II, we entered into a Purchase Agreement (the “Northstar Purchase Agreement”) with Northstar Manager and Northstar Spectrum, pursuant to which American II purchased 80% of Northstar Manager’s Class B Common Interests in Northstar Spectrum (the “Northstar Transaction”) for a purchase price of approximately $312 million. As a result of the Northstar Transaction, through American II, we hold 97% of the Class B Common Interests in Northstar Spectrum and Northstar Manager holds 3% of the Class B Common Interests in Northstar Spectrum. Other than the change in ownership percentage of Northstar Spectrum, the Northstar Transaction did not modify or amend in any way the existing arrangements between or among the Northstar parties. In the Northstar Purchase Agreement, Northstar Manager waived its right to exercise the Northstar Put Right under the First Northstar Put Window. Northstar Manager retained its right to exercise the Northstar Put Right during the Second Northstar Put Window. See below for further information.

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

FCC Licenses. On October 27, 2015, the FCC granted the Northstar Licenses to Northstar Wireless and the SNR Licenses to SNR Wireless, respectively, which are recorded in “FCC authorizations” on our Condensed Consolidated Balance Sheets. The AWS-3 Licenses are subject to certain interim and final build-out requirements. By October 2021, Northstar Wireless and SNR Wireless must provide reliable signal coverage and offer service to at least 40% of the population in each area covered by an individual AWS-3 License (the “AWS-3 Interim Build-Out Requirement”). By October 2027, Northstar Wireless and SNR Wireless must provide reliable signal coverage and offer service to at least 75% of the population in each area covered by an individual AWS-3 License (the “AWS-3 Final Build-Out Requirement”). The AWS-3 Interim Build-Out Requirement was not met and as a result, the AWS-3 License term and the AWS-3 Final Build-Out Requirement have been accelerated by two years (from October 2027 to October 2025) for each AWS-3 License area in which Northstar Wireless and SNR Wireless did not meet the requirement. If the AWS-3 Final Build-Out Requirement is not met, the authorization for each AWS-3 License area in which Northstar Wireless and SNR Wireless do not meet the requirement may terminate. These wireless spectrum licenses expire in October 2027 unless they are renewed by the FCC.  There can be no assurance that the FCC will renew these wireless spectrum licenses.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Order on Remand.  On January 24, 2018, the FCC released an Order on Remand, DA 18-70 (the “Order on Remand”) purporting to establish a procedure to afford Northstar Wireless and SNR Wireless the opportunity to implement a Cure pursuant to the Appellate Decision.  On June 8, 2018, Northstar Wireless and SNR Wireless each filed amended agreements to demonstrate that, in light of such changes, each of Northstar Wireless and SNR Wireless qualified for the very small business bidding credit that it sought in the AWS-3 Auction.  Northstar Wireless and SNR Wireless filed a Joint Application for Review of the Order on Remand requesting, among other things, an iterative negotiation process with the FCC regarding a Cure, which was denied on July 12, 2018.  The pleading cycle established in the Order on Remand concluded in October 2018.  On November 23, 2020, the FCC issued a Memorandum Opinion and Order that concluded, among other things, that DISH Network retained de facto control over Northstar Wireless and SNR Wireless and denied the very small business bidding credit sought by Northstar Wireless and SNR Wireless, even though the parties had eliminated or significantly modified every provision previously deemed to have been disqualifying by the FCC.  Northstar Wireless and SNR Wireless timely filed an appeal of the FCC’s 2020 decision. On June 21, 2022, the United States Court of Appeals for the District of Columbia issued an Opinion rejecting this challenge. Northstar Wireless and SNR Wireless are evaluating their legal options and we cannot predict the timing or outcome of any next steps.

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

On July 22, 2022, American II, Northstar Spectrum, and Northstar Manager amended and restated the Third Amended and Restated Limited Liability Company Agreement, dated June 7, 2018, by and among American II, Northstar Spectrum, and Northstar Manager, to, among other things, increase the second window for Northstar Manager to “put” its interest in Northstar Spectrum to Northstar Spectrum after July 24, 2022 from 270 days to 360 days. The Second Northstar Put Window is currently open and expires on October 22, 2022. The value of the Northstar Put Right has accrued to approximately $90 million as of June 30, 2022.

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

On November 15, 2021, we, through our wholly-owned subsidiary American III received notice that SNR Management exercised the SNR Put Right effective as of November 15, 2021. The value of the SNR Put Right has accrued to approximately $338 million as of June 30, 2022. The consummation of the sale is subject to approval by the FCC. We expect to fund this obligation from cash and marketable investment securities balances at that time.

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

As of June 30, 2022 and December 31, 2021, the aggregate value of Northstar Manager’s ownership interest in Northstar Spectrum and SNR Management’s ownership interest in SNR HoldCo was $428 million and $395 million, respectively, recorded as “Redeemable noncontrolling interests” on our Condensed Consolidated Balance Sheets.

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

For certain cases described on the following pages, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons: (i) the proceedings are in various stages; (ii) damages have not been sought; (iii) damages are unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories to be presented or a large number of parties. For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on our financial condition, though the outcomes could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

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

In October and November 2021, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office requesting ex parte reexamination of the validity of certain asserted claims of the 784 patent, the 799 patent and the 970 patent. In November and December, 2021, the United States Patent and Trademark Office granted review of the challenged claims of the 799 patent and the 970 patent, but denied review of the challenged claims of the 784 patent. In December 2021, DISH Network L.L.C. petitioned for review of the denial as to the 784 patent. Trial has been scheduled for February 27, 2023. In an updated report, ClearPlay’s damages expert now contends that ClearPlay is entitled to $885 million in damages.

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

On June 16, 2021, the United States Patent and Trademark Office issued a certificate cancelling the challenged claims of the 437 patent and, on July 9, 2021, it issued certificates cancelling the challenged claims of the 090 and 494 patents. Customedia thereafter petitioned the United States Patent and Trademark Office to withdraw its cancellation certificates. On November 22, 2021, the United States Patent and Trademark Office denied Customedia’s petition as to the 437 patent, and on June 14, 2022, it denied Customedia’s petitions as to the 090 patent and the 494 patent. The litigation in the District Court has been stayed since August 8, 2017 pending resolution of the proceedings at the United States Patent and Trademark Office.

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

Entropic Communications, LLC

On March 9, 2022, Entropic Communications, LLC (“Entropic”) filed a complaint against us and our wholly-owned subsidiaries DISH Network L.L.C. and Dish Network Service L.L.C. in the United States District Court for the Eastern District of Texas.  The complaint alleges infringement of U.S. Patent No. 7,130,576 (the “576 patent”), entitled “Signal Selector and Combiner for Broadband Content Distribution”; U.S. Patent No. 7,542,715 (the “715 Patent”), entitled “Signal Selector and Combiner for Broadband Content Distribution”; and U.S. Patent No. 8,792,008 (the “008 Patent”), entitled “Method and Apparatus for Spectrum Monitoring.” On March 30, 2022, Entropic filed an amended complaint alleging infringement of the same patents. Generally, the plaintiff accuses satellite antennas, low-noise block converters, signal selector and combiners, and set-top boxes and the manner in which they process signals for satellite television customers of infringing the asserted patents. Trial has been set for October 16, 2023.

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

On July 30, 2021, the District Court granted summary judgment in favor of DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C., holding that the remaining asserted patent, the 610 patent, is invalid because it claims patent-ineligible abstract subject matter. Realtime Adaptive Streaming has filed a notice of appeal from that ruling to the United States Court of Appeals for the Federal Circuit. On January 21, 2022, the District Court granted the defendants’ motion to have the case declared “exceptional,” which entitles them to be awarded attorneys’ fees. Independently, on September 21, 2021, in connection with an ex parte reexamination of the validity of the 610 patent, an examiner at the United States Patent and Trademark Office issued a final office action rejecting each asserted claim of the 610 patent. On February 15, 2022, Realtime Adaptive Streaming filed a notice of appeal from that final office action to the Patent Trial and Appeal Board.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

SafeCast Limited

On June 27, 2022, SafeCast Limited filed a complaint against us in the United States District Court for the Western District of Texas. The complaint alleges that we infringe U.S. Patent No. 9,392,302, entitled “System for providing improved facilities in time-shifted broadcasts.” On the same day, it brought complaints in the same court asserting infringement of the same patent against AT&T, Google, HBO, NBCUniversal, Paramount and Verizon.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On March 12, 2018, the United States Patent and Trademark Office issued a final written decision on a third-party petition challenging the 268 patent, and it invalidated all of the asserted claims. All asserted claims have now been invalidated by the United States Patent and Trademark Office. TQ Delta has filed notices of appeal from the final written decisions adverse to it. On May 9, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the 430 patent and the 412 patent. On July 10, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the asserted claims of the 404 patent. On July 15, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the asserted claims of the 268 patent. On November 22, 2019, the United States Court of Appeals for the Federal Circuit reversed the invalidity finding on the 243 patent and the 158 patent, and then, on March 29, 2020, denied a petition for panel rehearing as to those findings. On April 13, 2021, the Court lifted the stay, and the case is proceeding on the 243 patent and the 158 patent. On April 23 and April 26, 2021, the United States Patent and Trademark Office issued orders granting requests for ex parte reexamination of, respectively, the 243 patent and the 158 patent. TQ Delta’s damages expert contends that TQ Delta is entitled to $189 million in damages.

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

Vermont National Telephone Company

On September 23, 2016, the United States District Court for the District of Columbia unsealed a qui tam complaint that, on May 13, 2015, Vermont National filed against us; our wholly-owned subsidiaries, American AWS-3 Wireless I L.L.C., American II, American III, and DISH Wireless Holding L.L.C.; Charles W. Ergen (our Chairman) and Cantey M. Ergen (a member of our board of directors); Northstar Wireless; Northstar Spectrum; Northstar Manager; SNR Wireless; SNR HoldCo; SNR Management; and certain other parties. The complaint alleges violations of the federal civil False Claims Act (the “FCA”) based on, among other things, allegations that Northstar Wireless and SNR Wireless falsely claimed bidding credits of 25% in the AWS-3 Auction when they were allegedly under the de facto control of DISH Network and, therefore, were not entitled to the bidding credits as designated entities under applicable FCC rules. Vermont National participated in the AWS-3 Auction through its wholly-owned subsidiary, VTel Wireless. The complaint was unsealed after the United States Department of Justice notified the District Court that it had declined to intervene in the action. Vermont National seeks to recover on behalf of the United States government approximately $10 billion, which reflects the $3.3 billion in bidding credits that Northstar Wireless and SNR Wireless claimed in the AWS-3 Auction, trebled under the FCA. Vermont National also seeks civil penalties of not less than $5,500 and not more than $11,000 for each violation of the FCA. On March 2, 2017, the United States District Court for the District of Columbia entered a stay of the litigation until such time as the United States Court of Appeals for the District of Columbia (the “D.C. Circuit”) issued its opinion in SNR Wireless LicenseCo, LLC, et al. v. F.C.C. The D.C. Circuit issued its opinion on August 29, 2017 and remanded the matter to the FCC for further proceedings. See “Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” above for further information.

Thereafter, the District Court maintained the stay until October 26, 2018. On February 11, 2019, the District Court granted Vermont National’s unopposed motion for leave to file an amended complaint. On March 28, 2019, the defendants filed a motion to dismiss Vermont National’s amended complaint, and on March 23, 2021, the District Court granted the motion to dismiss. On April 21, 2021, Vermont National filed a notice of appeal to the United States Court of Appeals for the DC Circuit and, on May 17, 2022, that court reversed the District Court’s dismissal of the complaint. On June 16, 2022, the Defendants-Appellees filed a petition for rehearing or rehearing en banc, and on June 22, 2022, the Court of Appeals ordered Vermont National to file a response to that petition.

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

The total assets, revenue and operating income by segment were as follows:

	As of
	June 30,	December 31,
	2022	2021

	(In thousands)
Total assets:
Pay-TV	$44,949,093	$43,799,761
Wireless (1)	43,273,149	33,310,090
Eliminations (1)	(38,364,462)	(29,108,126)
Total assets	$49,857,780	$48,001,725

(1)	The increase primarily resulted from intercompany advances to purchase the 3.45–3.55 GHz band licenses and for capital expenditures related to our 5G Network Deployment. See Note 10 for further information.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(In thousands)
Revenue:
Pay-TV	$3,153,263	$3,252,390	$6,320,826	$6,456,359
Wireless	1,058,001	1,237,113	2,223,458	2,531,762
Eliminations	(1,301)	(2,543)	(3,701)	(3,308)
Total revenue	$4,209,963	$4,486,960	$8,540,583	$8,984,813

Operating income (loss):
Pay-TV	$785,471	$826,914	$1,537,517	$1,599,657
Wireless	(92,536)	79,824	(294,222)	171,657
Total operating income (loss)	$692,935	$906,738	$1,243,295	$1,771,314

Geographic Information. Revenue is attributed to geographic regions based upon the location where the goods and services are provided. All service revenue was derived from the United States. Substantially all of our long-lived assets reside in the United States.

The following table summarizes revenue by geographic region:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Revenue:	2022	2021	2022	2021

	(In thousands)
United States	$4,198,910	$4,471,634	$8,521,086	$8,957,497
Canada and Mexico	11,053	15,326	19,497	27,316
Total revenue	$4,209,963	$4,486,960	$8,540,583	$8,984,813

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Category:	2022	2021	2022	2021

	(In thousands)
Pay-TV subscriber and related revenue	$3,113,608	$3,202,042	$6,243,342	$6,366,409
Wireless services and related revenue	915,800	1,052,807	1,861,188	2,097,974
Pay-TV equipment sales and other revenue	39,655	50,348	77,484	89,950
Wireless equipment sales and other revenue	142,201	184,306	362,270	433,788
Eliminations	(1,301)	(2,543)	(3,701)	(3,308)
Total	$4,209,963	$4,486,960	$8,540,583	$8,984,813

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

12.Contract Balances

Our valuation and qualifying accounts as of June 30, 2022 were as follows:

Allowance for credit losses	Balance at Beginning of Period	Current Period Provision for Expected Credit Losses	Write-offs Charged Against Allowance	Balance at End of Period

	(In thousands)
For the six months ended June 30, 2022	$38,534	$24,959	$(34,191)	$29,302

Contract liabilities arise when we bill our customers and receive consideration in advance of providing the service. Contract liabilities are recognized as revenue when the service has been provided to the customer. Contract liabilities are recorded in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets.

	As of
	June 30,	December 31,
	2022	2021

	(In thousands)
Contract liabilities	$695,249	$714,428

Our beginning of period contract liability recorded as customer contract revenue during 2022 was $698 million.

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

“Trade accounts receivable”

As of June 30, 2022 and December 31, 2021, trade accounts receivable from EchoStar was $1 million. These amounts are recorded in “Trade accounts receivable” on our Condensed Consolidated Balance Sheets.

“Trade accounts payable”

As of June 30, 2022 and December 31, 2021, trade accounts payable to EchoStar was $11 million and $9 million, respectively. These amounts are recorded in “Trade accounts payable” on our Condensed Consolidated Balance Sheets.

“Equipment sales and other revenue”

During each of the three months ended June 30, 2022 and 2021, we received $2 million for services provided to EchoStar. During each of the six months ended June 30, 2022 and 2021, we received $3 million for services provided to EchoStar. These amounts are recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these revenues are discussed below.

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

“Cost of services”

During the three months ended June 30, 2022 and 2021, we incurred $3 million and $4 million, respectively, of costs for services provided to us by EchoStar. During the six months ended June 30, 2022 and 2021, we incurred $6 million and $8 million, respectively, of costs for services provided to us by EchoStar. These amounts are recorded in “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

“Cost of sales – equipment and other”

During each of the three months ended June 30, 2022 and 2021, we incurred $2 million for satellite hosting, operations and maintenance services as well as transmission of certain data.  During each of the six months ended June 30, 2022 and 2021, we incurred $3 million for satellite hosting, operations and maintenance services as well as transmission of certain data. These amounts are recorded in “Cost of sales – equipment and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

“Selling, general and administrative expenses”

During the three months ended June 30, 2022 and 2021, we incurred $3 million and $9 million, respectively, for selling, general and administrative expenses for services provided to us by EchoStar. During the six months ended June 30, 2022 and 2021, we incurred $7 million and $12 million, respectively, for selling, general and administrative expenses for services provided to us by EchoStar. These amounts are recorded in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The Tax Sharing Agreement will only terminate after the later of the full period of all applicable statutes of limitations, including extensions, or once all rights and obligations are fully effectuated or performed. In light of the Tax Sharing Agreement, among other things, and in connection with our consolidated federal income tax returns for certain tax years prior to and for the year of the Spin-off, during 2013, we and EchoStar agreed upon a supplemental allocation of the tax benefits arising from certain tax items resolved in the course of the IRS’ examination of these consolidated tax returns. As a result, we agreed to pay EchoStar $82 million of the tax benefit we received or will receive. Any payment to EchoStar, including accrued interest, will be made at such time as EchoStar would have otherwise been able to realize such tax benefit. As of June 30, 2022, we have paid $13 million of the tax benefit received, leaving $69 million remaining to be paid.

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

Under the Amendment, among other things, we are entitled to apply the benefit of EchoStar’s 2009 net operating losses to our federal tax return for the year ended December 31, 2008, in exchange for paying EchoStar over time the value of the net annual federal income taxes paid by EchoStar that would have been otherwise offset by their 2009 net operating loss.  In addition, the Amendment extends the term of the State Tax Arrangement for filing certain combined state income tax returns to the earlier to occur of: (1) termination of the Tax Sharing Agreement; (2) a change in control of either us or EchoStar; or (3) for any particular state, if we and EchoStar no longer file a combined tax return for such state. Beginning in 2020 and as it relates to 2020’s state tax returns, DISH Network and EchoStar no longer file combined tax returns in any states. Per the terms of the Amendment, certain tax benefits received or payable related to combined tax returns were satisfied in 2022.

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

Hughes Broadband Master Services Agreement.  In March 2017, DISH Network L.L.C. (“DNLLC”) and HNS entered into the MSA pursuant to which DNLLC, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders for the Hughes broadband satellite service and related equipment; and (ii) installs Hughes service equipment with respect to activations generated by DNLLC.  Under the MSA, HNS will make certain payments to DNLLC for each Hughes service activation generated, and installation performed, by DNLLC.  Payments from HNS for services provided are recorded in “Service revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). For each of the three months ended June 30, 2022 and 2021, these payments were $2 million. For each of the six months ended June 30, 2022 and 2021, these payments were $4 million. The MSA has an initial term of five years with automatic renewal for successive one-year terms. After the first anniversary of the MSA, either party has the ability to terminate the MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party.  Upon expiration or termination of the MSA, HNS will continue to provide the Hughes service to subscribers and make certain payments to DNLLC pursuant to the terms and conditions of the MSA. For the three months ended June 30, 2022 and 2021, we purchased broadband equipment from HNS of $2 million and $2 million, respectively, under the MSA. For the six months ended June 30, 2022 and 2021, we purchased broadband equipment from HNS of $4 million and $3 million, respectively, under the MSA

Employee Matters Agreement – Share Exchange.  In connection with the completion of the Share Exchange, effective March 1, 2017, we and EchoStar entered into an Employee Matters Agreement that addresses the transfer of employees from EchoStar to us, including certain benefit and compensation matters and the allocation of responsibility for employee-related liabilities relating to current and past employees of the Transferred Businesses.  We assumed employee-related liabilities relating to the Transferred Businesses as part of the Share Exchange, except that EchoStar will be responsible for certain existing employee-related litigation as well as certain pre-Share Exchange compensation and benefits for employees transferring to us in connection with the Share Exchange.

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

The table below summarizes our transactions with NagraStar:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$10,471	$11,903	$22,428	$23,673

	As of
	June 30,	December 31,
	2022	2021

	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$11,016	$11,988
Commitments to NagraStar	$5,154	$5,630

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

The table below summarizes our transactions with Dish Mexico:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(In thousands)
Sales:
Satellite capacity	$—	$6,269	$—	$11,731
Uplink services	1,245	1,150	1,974	2,445
Total	$1,245	$7,419	$1,974	$14,176

	As of
	June 30,	December 31,
	2022	2021

	(In thousands)
Amounts Receivable:
Amounts receivable from Dish Mexico	$832	$6,692

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q. This management’s discussion and analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2021 and this Quarterly Report on Form 10-Q under the caption “Item 1A. Risk Factors.” Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation to update any forward-looking statements.

Overview

We currently operate two primary business segments, Pay-TV and Wireless. Our Wireless business segment consists of two business units, Retail Wireless and 5G Network Deployment.

Our Pay-TV business strategy is to be the best provider of video services in the United States by providing products with the best technology, outstanding customer service, and great value. We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, FCC licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear and on-demand streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“SLING TV”). We promote our Pay-TV services as providing our subscribers with a better “price-to-value” relationship and experience than those available from other subscription television service providers. We market our SLING TV services to consumers who do not subscribe to traditional satellite and cable pay-TV services, as well as to current and recent traditional pay-TV subscribers who desire a lower cost alternative.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Our 5G Network Deployment business unit strategy is to commercialize our wireless spectrum licenses through the completion of the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G network (our “5G Network Deployment”). We have committed to deploy a facilities-based 5G broadband network capable of serving increasingly larger portions of the U.S. population at different deadlines, including 20% of the U.S. population by June 2022 and 70% by June 2023.  As previously disclosed, if by June 2023, we are offering 5G broadband service to at least 50% of the U.S. population but less than 70% of the U.S. population, the 70% June 2023 deadline will be extended automatically to June 2025; however, as a result, we may under certain circumstances be subject to penalties. On June 14, 2022, we announced we had successfully reached our 20% population coverage requirement. In conjunction with our next milestone, we currently have over 300 cities with populations of at least 50,000 under construction.

Recent Developments

COVID-19 Update

A novel strain of coronavirus which causes the disease COVID-19 has resulted in a worldwide pandemic.  COVID-19 has surfaced in nearly all regions around the world and resulted in global travel restrictions and business slowdowns or shutdowns.  The COVID-19 pandemic has also created unanticipated circumstances and uncertainty, disruption, and significant volatility in the economic environment generally, which have adversely affected, and may continue to adversely affect, our business operations and could materially and adversely affect our business, financial condition and results of operations.  As the COVID-19 pandemic continues, many of our subscribers are impacted by recommendations and/or mandates from federal, state, and local authorities to, among other things, practice social distancing and to refrain from gathering in groups. While certain government regulations and/or mandates have eased and COVID-19 vaccines have become broadly available, governmental authorities are continuing to monitor the situation and take various actions in an effort to slow or prevent an increase in the spread of COVID-19. COVID-19 continues to impact our business during 2022, in particular in the following areas:

●	In response to the pandemic and business disruption, first and foremost, we have prioritized the health and safety of our employees. We have implemented increased health and safety practices.

●	Our DISH TV and Retail Wireless businesses have been and may be further impacted by: (i) government recommendations and/or mandates for commercial establishments to operate at reduced capacity; and (ii) reduced in person selling opportunities due to subscriber preferences and actions as well as government restrictions.

●	Our supply chain has been impacted by COVID-19, and there have been and could be additional significant and unanticipated interruptions and/or delays in the supply of materials and/or equipment across our supply chain, due to, among other things, surges in COVID-19. Moreover, any surges in COVID-19 cases in areas outside the United States and the stringent lockdowns implemented in response to such surges may cause interruptions and/or delays that may adversely impact, among other things, the software, hardware and testing related to our 5G Network Deployment. In addition, worldwide interruptions and delays in the supply of electronic components including, but not limited to, semi-conductors, have negatively impacted our ability to obtain set-top boxes, wireless devices and wireless network equipment. Furthermore, we may not be able to diversify sources of supply in a timely manner to mitigate any such interruptions and/or delays or find new suppliers on reasonable terms or at all. Any interruptions and/or delays in our supply chain could have a material adverse effect on our business, including our Pay-TV and Retail Wireless operations, our ability to meet our build-out requirement deadlines for our wireless spectrum licenses and our 5G Network Deployment generally.

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

Wireless subscribers. We include prepaid and postpaid customers obtained through direct sales, independent third-party retailers and other independent third-party distribution relationships in our Wireless subscriber count. Our Wireless subscriber count includes all ACP subscribers discussed below. Our gross new Wireless subscriber activations exclude all ACP subscribers.

Affordable Connectivity Program subscribers (“ACP subscribers”). The Emergency Broadband Benefit Program (“EBBP”) was launched by the FCC in February of 2021 to support broadband services and devices to help low-income individuals that meet certain eligibility criteria. The Affordable Connectivity Program (“ACP”) replaced the EBBP on December 31, 2021. ACP subscribers have a significantly higher churn rate compared to other retail Wireless subscribers and we incur significantly lower costs to acquire these subscribers. Therefore, ACP subscriber additions are recorded net of disconnects.

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

Wireless average monthly subscriber churn rate (“Wireless churn rate”). We are not aware of any uniform standards for calculating subscriber churn rate and believe presentations of subscriber churn rates may not be calculated consistently by different companies in the same or similar businesses. We calculate our “Wireless churn rate” for any period by dividing the number of Wireless subscribers who terminated service during the period by the average number of Wireless subscribers for the same period, and further dividing by the number of months in the period. The average number of Wireless subscribers is calculated for the period by adding the average number of Wireless subscribers for each month and dividing by the number of months in the period. The average number of Wireless subscribers for each month is calculated by adding the beginning and ending Wireless subscribers for the month and dividing by two. ACP subscribers are excluded from our calculation of our Wireless churn rate.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Segments

Business Segments

We currently operate two primary business segments: (1) Pay-TV; and (2) Wireless. Our Wireless segment consists of two business units, the Retail Wireless business unit and 5G Network Deployment business unit. Revenue and operating income (loss) by segment are shown in the table below:

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021.

	For the Three Months Ended
	June 30,		Variance
	2022	2021	Amount	%

	(In thousands)
Revenue:
Pay-TV	$3,153,263	$3,252,390	$(99,127)	(3.0)
Wireless	1,058,001	1,237,113	(179,112)	(14.5)
Eliminations	(1,301)	(2,543)	1,242	48.8
Total revenue	$4,209,963	$4,486,960	$(276,997)	(6.2)

Operating income (loss):
Pay-TV	$785,471	$826,914	$(41,443)	(5.0)
Wireless	(92,536)	79,824	(172,360)	*
Total operating income (loss)	$692,935	$906,738	$(213,803)	(23.6)

*Percentage is not meaningful

Total revenue. Our consolidated revenue totaled $4.210 billion for the three months ended June 30, 2022, a decrease of $277 million or 6.2% compared to the same period in 2021. The net decrease primarily resulted from the decrease in revenue from our Wireless segment and to a lesser extent our Pay-TV segment.

Total operating income (loss). Our consolidated operating income totaled $693 million for the three months ended June 30, 2022, a decrease of $214 million compared to the same period in 2021. The net decrease primarily resulted from the decrease in operating income from our Wireless segment and to a lesser extent our Pay-TV segment.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021.

	For the Six Months Ended		Variance
	2022	2021	Amount	%

	(In thousands)
Revenue:
Pay-TV	$6,320,826	$6,456,359	$(135,533)	(2.1)
Wireless	2,223,458	2,531,762	(308,304)	(12.2)
Eliminations	(3,701)	(3,308)	(393)	(11.9)
Total revenue	$8,540,583	$8,984,813	$(444,230)	(4.9)

Operating income (loss):
Pay-TV	$1,537,517	$1,599,657	$(62,140)	(3.9)
Wireless	(294,222)	171,657	(465,879)	*
Total operating income (loss)	$1,243,295	$1,771,314	$(528,019)	(29.8)

*Percentage is not meaningful

Total revenue. Our consolidated revenue totaled $8.541 billion for the six months ended June 30, 2022, a decrease of $444 million or 4.9% compared to the same period in 2021. The net decrease primarily resulted from the decrease in revenue from our Wireless segment and to a lesser extent our Pay-TV segment.

Total operating income (loss). Our consolidated operating income totaled $1.243 billion for the six months ended June 30, 2022, a decrease of $528 million compared to the same period in 2021. The net decrease primarily resulted from the decrease in operating income from our Wireless segment and to a lesser extent our Pay-TV segment.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV Segment

We offer Pay-TV services under the DISH® brand and the SLING® brand. As of June 30, 2022, we had 9.988 million Pay-TV subscribers in the United States, including 7.791 million DISH TV subscribers and 2.197 million SLING TV subscribers.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – PAY-TV Segment

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021.

	For the Three Months Ended June 30,		Variance
Statements of Operations Data	2022	2021	Amount	%

	(In thousands)
Revenue:
Service revenue	$3,113,608	$3,202,042	$(88,434)	(2.8)
Equipment sales and other revenue	39,655	50,348	(10,693)	(21.2)
Total revenue	3,153,263	3,252,390	(99,127)	(3.0)

Costs and expenses:
Cost of services	1,861,774	1,916,607	(54,833)	(2.9)
% of Service revenue	59.8%	59.9%
Cost of sales - equipment and other	27,015	27,803	(788)	(2.8)
Selling, general and administrative expenses	371,163	343,490	27,673	8.1
% of Total revenue	11.8%	10.6%
Depreciation and amortization	107,840	137,576	(29,736)	(21.6)
Total costs and expenses	2,367,792	2,425,476	(57,684)	(2.4)

Operating income (loss)	$785,471	$826,914	$(41,443)	(5.0)

Other data:
Pay-TV subscribers, as of period end (in millions)	9.988	10.993	(1.005)	(9.1)
DISH TV subscribers, as of period end (in millions)	7.791	8.554	(0.763)	(8.9)
SLING TV subscribers, as of period end (in millions)	2.197	2.439	(0.242)	(9.9)
Pay-TV subscriber additions (losses), net (in millions)	(0.257)	(0.067)	(0.190)	*
DISH TV subscriber additions (losses), net (in millions)	(0.202)	(0.132)	(0.070)	(53.0)
SLING TV subscriber additions (losses), net (in millions)	(0.055)	0.065	(0.120)	*
Pay-TV ARPU	$101.30	$96.32	$4.98	5.2
DISH TV subscriber additions, gross (in millions)	0.156	0.201	(0.045)	(22.4)
DISH TV churn rate	1.51%	1.29%	0.22%	17.1
DISH TV SAC	$980	$890	$90	10.1
Purchases of property and equipment	$31,249	$43,303	$(12,054)	(27.8)
OIBDA	$893,311	$964,490	$(71,179)	(7.4)

* Percentage is not meaningful.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 202,000 net DISH TV subscribers during the three months ended June 30, 2022 compared to the loss of approximately 132,000 net DISH TV subscribers during the same period in 2021. This increase in net DISH TV subscriber losses primarily resulted from lower gross new DISH TV subscriber activations and a higher DISH TV churn rate.

SLING TV subscribers. We lost approximately 55,000 net SLING TV subscribers during the three months ended June 30, 2022 compared to the addition of approximately 65,000 net SLING TV subscribers during the same period in 2021. The decrease in net SLING TV subscribers was primarily related to higher subscriber disconnects following seasonal sports activity. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers.

DISH TV subscribers, gross. During the three months ended June 30, 2022, we activated approximately 156,000 gross new DISH TV subscribers compared to approximately 201,000 gross new DISH TV subscribers during the same period in 2021, a decrease of 22.4%. This decrease in our gross new DISH TV subscriber activations was primarily related to the lack of demand and shifting consumer behavior, as well as increased competitive pressures, including aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, live-linear OTT service providers, and direct-to-consumer offerings by certain of our programmers. Our gross new DISH TV subscriber activations continue to be negatively impacted by stricter customer acquisition policies for our DISH TV subscribers, including, but not limited to, an emphasis on acquiring higher quality subscribers. Furthermore, we continue to assess the impact of COVID-19 and cannot predict with certainty the impact to our gross new DISH TV subscriber activations.

DISH TV churn rate. Our DISH TV churn rate for the three months ended June 30, 2022 was 1.51% compared to 1.29% for the same period in 2021. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, cord cutting, shifting consumer behavior and increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. In addition, our DISH TV churn rate was positively impacted by COVID-19 beginning in the second quarter of 2020, including, among other things, the recommendations and/or mandates from federal, state, and/or local authorities that customers refrain from non-essential movements outside of their homes and the resulting increased consumption of our Pay-TV services. We continue to assess the impact of COVID-19 and while certain government regulations and/or mandates have eased, we cannot predict with certainty the impact to our DISH TV churn rate. Our DISH TV churn rate continues to be positively impacted by our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud, and the level of our retention efforts.

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

Service revenue. “Service revenue” totaled $3.114 billion for the three months ended June 30, 2022, a decrease of $88 million or 2.8% compared to the same period in 2021. The decrease in “Service revenue” compared to the same period in 2021 was primarily related to lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU, discussed below.

Pay-TV ARPU. Pay-TV ARPU was $101.30 during the three months ended June 30, 2022 versus $96.32 during the same period in 2021. The $4.98 or 5.2% increase in Pay-TV ARPU was primarily attributable to the DISH TV programming package price increases effective in the fourth quarter of 2021, the 2021 SLING TV programming package price increase and higher ad sales revenue, partially offset by an increase in SLING TV service revenue as a percentage of our total Pay-TV service revenue. SLING TV subscribers on average purchase lower priced programming services than DISH TV subscribers, and therefore, the increase in SLING TV service revenue as a percentage of our total Pay-TV service revenue had a negative impact on Pay-TV ARPU.

Cost of services. “Cost of services” totaled $1.862 billion during the three months ended June 30, 2022, a decrease of $55 million or 2.9% compared to the same period in 2021. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base, partially offset by higher programming costs per subscriber and higher variable and retention costs per subscriber. Programming costs per subscriber increased during the three months ended June 30, 2022 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. Variable and retention costs per subscriber increased during the three months ended June 30, 2022 due to, among other things, higher labor and installation costs. “Cost of services” represented 59.8% and 59.9% of “Service revenue” during the three months ended June 30, 2022 and 2021, respectively.

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

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $371 million during the three months ended June 30, 2022, a $28 million or 8.1% increase compared to the same period in 2021. This change was primarily driven by an increase in costs to support the Pay-TV segment, partially offset by a decrease in subscriber acquisition costs.

Depreciation and amortization. “Depreciation and amortization” expense totaled $108 million during the three months ended June 30, 2022, a $30 million or 21.6% decrease compared to the same period in 2021. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers and from the expiration of our QuetzSat-1 finance lease during the fourth quarter of 2021.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

DISH TV SAC.  DISH TV SAC was $980 during the three months ended June 30, 2022 compared to $890 during the same period in 2021, an increase of $90 or 10.1%.  This change was primarily attributable to an increase in advertising costs per subscriber and higher installation costs due to an increase in labor and other installation costs, partially offset by a decrease in hardware costs per activation. The decrease in hardware costs per activation resulted from a higher percentage of remanufactured receivers being activated on new subscriber accounts, partially offset by higher manufacturing costs.

During the three months ended June 30, 2022 and 2021, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $12 million and $18 million, respectively. This decrease in capital expenditures primarily resulted from a decrease in gross new DISH TV subscriber activations and a higher percentage of remanufactured receivers being activated on new subscriber accounts.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021.

	For the Six Months Ended June 30,		Variance
Statements of Operations Data	2022	2021	Amount	%

	(In thousands)
Revenue:
Service revenue	$6,243,342	$6,366,409	$(123,067)	(1.9)
Equipment sales and other revenue	77,484	89,950	(12,466)	(13.9)
Total revenue	6,320,826	6,456,359	(135,533)	(2.1)

Costs and expenses:
Cost of services	3,726,152	3,846,441	(120,289)	(3.1)
% of Service revenue	59.7%	60.4%
Cost of sales - equipment and other	52,441	47,939	4,502	9.4
Selling, general and administrative expenses	782,591	681,899	100,692	14.8
% of Total revenue	12.4%	10.6%
Depreciation and amortization	222,125	280,423	(58,298)	(20.8)
Total costs and expenses	4,783,309	4,856,702	(73,393)	(1.5)

Operating income (loss)	$1,537,517	$1,599,657	$(62,140)	(3.9)

Other data:
Pay-TV subscribers, as of period end (in millions)	9.988	10.993	(1.005)	(9.1)
DISH TV subscribers, as of period end (in millions)	7.791	8.554	(0.763)	(8.9)
SLING TV subscribers, as of period end (in millions)	2.197	2.439	(0.242)	(9.9)
Pay-TV subscriber additions (losses), net (in millions)	(0.719)	(0.297)	(0.422)	*
DISH TV subscriber additions (losses), net (in millions)	(0.430)	(0.262)	(0.168)	(64.1)
SLING TV subscriber additions (losses), net (in millions)	(0.289)	(0.035)	(0.254)	*
Pay-TV ARPU	$100.35	$94.97	$5.38	5.7
DISH TV subscriber additions, gross (in millions)	0.315	0.411	(0.096)	(23.4)
DISH TV churn rate	1.55%	1.29%	0.26%	20.2
DISH TV SAC	$1,035	$839	$196	23.4
Purchases of property and equipment	$63,255	$96,136	$(32,881)	(34.2)
OIBDA	$1,759,642	$1,880,080	$(120,438)	(6.4)

* Percentage is not meaningful.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 430,000 net DISH TV subscribers during the six months ended June 30, 2022 compared to the loss of approximately 262,000 net DISH TV subscribers during the same period in 2021. This increase in net DISH TV subscriber losses primarily resulted from lower gross new DISH TV subscriber activations and a higher DISH TV churn rate.

SLING TV subscribers. We lost approximately 289,000 net SLING TV subscribers during the six months ended June 30, 2022 compared to the loss of approximately 35,000 net SLING TV subscribers during the same period in 2021. The increase in net SLING TV subscriber losses was primarily related to higher subscriber disconnects following seasonal sports activity and lower SLING TV subscriber activations. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers.

DISH TV subscribers, gross. During the six months ended June 30, 2022, we activated approximately 315,000 gross new DISH TV subscribers compared to approximately 411,000 gross new DISH TV subscribers during the same period in 2021, a decrease of 23.4%. This decrease in our gross new DISH TV subscriber activations was primarily related to the lack of demand, shifting consumer behavior and channel removals, including Tegna, as well as increased competitive pressures, including aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, live-linear OTT service providers, and direct-to-consumer offerings by certain of our programmers. Our gross new DISH TV subscriber activations continue to be negatively impacted by stricter customer acquisition policies for our DISH TV subscribers, including, but not limited to, an emphasis on acquiring higher quality subscribers. Furthermore, we continue to assess the impact of COVID-19 and cannot predict with certainty the impact to our gross new DISH TV subscriber activations.

DISH TV churn rate. Our DISH TV churn rate for the six months ended June 30, 2022 was 1.55% compared to 1.29% for the same period in 2021. Our DISH TV churn rate for the six months ended June 30, 2022 was negatively impacted by programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, including Tegna. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, cord cutting, shifting consumer behavior and increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. In addition, our DISH TV churn rate was positively impacted by COVID-19 beginning in the second quarter of 2020, including, among other things, the recommendations and/or mandates from federal, state, and/or local authorities that customers refrain from non-essential movements outside of their homes and the resulting increased consumption of our Pay-TV services. We continue to assess the impact of COVID-19 and while certain government regulations and/or mandates have eased, we cannot predict with certainty the impact to our DISH TV churn rate. Our DISH TV churn rate continues to be positively impacted by our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, our ability to control piracy and other forms of fraud, and the level of our retention efforts.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Service revenue. “Service revenue” totaled $6.243 billion for the six months ended June 30, 2022, a decrease of $123 million or 1.9% compared to the same period in 2021. The decrease in “Service revenue” compared to the same period in 2021 was primarily related to lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU, discussed below.

Pay-TV ARPU. Pay-TV ARPU was $100.35 during the six months ended June 30, 2022 versus $94.97 during the same period in 2021. The $5.38 or 5.7% increase in Pay-TV ARPU was primarily attributable to the DISH TV programming package price increases effective in the first and fourth quarters of 2021, the 2021 SLING TV programming package price increase and higher ad sales revenue, partially offset by an increase in SLING TV service revenue as a percentage of our total Pay-TV service revenue. SLING TV subscribers on average purchase lower priced programming services than DISH TV subscribers, and therefore, the increase in SLING TV service revenue as a percentage of our total Pay-TV service revenue had a negative impact on Pay-TV ARPU.

Cost of services. “Cost of services” totaled $3.726 billion during the six months ended June 30, 2022, a decrease of $120 million or 3.1% compared to the same period in 2021. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base, partially offset by higher programming costs per subscriber and higher variable and retention costs per subscriber. Programming costs per subscriber increased during the six months ended June 30, 2022 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. Variable and retention costs per subscriber increased during the six months ended June 30, 2022 due to, among other things, higher labor and installation costs. “Cost of services” represented 59.7% and 60.4% of “Service revenue” during the six months ended June 30, 2022 and 2021, respectively.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $783 million during the six months ended June 30, 2022, a $101 million or 14.8% increase compared to the same period in 2021. This change was primarily driven by an increase in costs to support the Pay-TV segment and an increase in subscriber acquisition costs resulting from higher marketing expenditures.

Depreciation and amortization. “Depreciation and amortization” expense totaled $222 million during the six months ended June 30, 2022, a $58 million or 20.8% decrease compared to the same period in 2021. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers and from the expiration of our QuetzSat-1 finance lease during the fourth quarter of 2021.

DISH TV SAC.  DISH TV SAC was $1,035 during the six months ended June 30, 2022 compared to $839 during the same period in 2021, an increase of $196 or 23.4%.  This change was primarily attributable to an increase in advertising costs per subscriber, higher installation costs due to an increase in labor and other installation costs, and higher hardware costs per activation. The increase in hardware costs per activation resulted from higher manufacturing costs, partially offset by a higher percentage of remanufactured receivers being activated on new subscriber accounts.

During the six months ended June 30, 2022 and 2021, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $27 million and $40 million, respectively. This decrease in capital expenditures primarily resulted from a decrease in gross new DISH TV subscriber activations and a higher percentage of remanufactured receivers being activated on new subscriber accounts.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Wireless Segment

Our Wireless business segment operates in two business units, Retail Wireless and 5G Network Deployment. Revenue and operating income (loss) by business unit are shown in the table below:

For the Three Months Ended June 30, 2022	Retail Wireless	5G Network Deployment	Eliminations	Total Wireless

	(In thousands)
Total revenue	$1,047,191	$17,722	$(6,912)	$1,058,001
Operating income (loss)	$103,071	$(195,607)	$—	$(92,536)

For the Three Months Ended June 30, 2021	Retail Wireless	5G Network Deployment	Eliminations	Total Wireless

	(In thousands)
Total revenue	$1,219,764	$17,349	$—	$1,237,113
Operating income (loss)	$116,547	$(36,723)	$—	$79,824

For the three months ended June 30, 2022 and 2021, total purchases of property and equipment for our wireless segment were $626 million and $220 million, respectively. This increase primarily resulted from capital expenditures related to our 5G Network Deployment. We anticipate expenditures for our 5G Network Deployment to continue to increase in 2022.

For the Six Months Ended June 30, 2022	Retail Wireless	5G Network Deployment	Eliminations	Total Wireless

	(In thousands)
Total revenue	$2,199,611	$36,902	$(13,055)	$2,223,458
Operating income (loss)	$44,079	$(338,301)	$—	$(294,222)

For the Six Months Ended June 30, 2021	Retail Wireless	5G Network Deployment	Eliminations	Total Wireless

	(In thousands)
Total revenue	$2,499,719	$32,043	$—	$2,531,762
Operating income (loss)	$240,426	$(68,769)	$—	$171,657

For the six months ended June 30, 2022 and 2021, total purchases of property and equipment for our wireless segment were $1.223 billion and $282 million, respectively. This increase primarily resulted from capital expenditures related to our 5G Network Deployment. We anticipate expenditures for our 5G Network Deployment to continue to increase in 2022.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Wireless – Retail Wireless

We offer nationwide prepaid and postpaid retail wireless services to subscribers under our Boost Mobile, Ting Mobile, Republic Wireless and Gen Mobile brands, as well as a competitive portfolio of wireless devices. Prepaid wireless subscribers generally pay in advance for monthly access to wireless talk, text, and data services. Postpaid wireless subscribers are qualified to pay after receiving wireless talk, text, and data services. We are currently operating our Retail Wireless business unit as a mobile virtual network operator (“MVNO”) as we continue to complete our 5G Network Deployment. On July 14, 2021, we entered into a ten-year Network Services Agreement (the “NSA”) with AT&T to provide us with network services. Under the NSA, we expect AT&T will become our primary network services provider. As an MVNO, today we depend on T-Mobile and AT&T to provide us with network services under the amended master network services agreement (“MNSA”) and NSA, respectively. A portion of our retail Wireless subscribers received services through T-Mobile’s CDMA Network. However, T-Mobile previously provided notice that it intended to shutdown the CDMA Network on March 31, 2022. The shutdown began on March 31, 2022 and was completed during the second quarter of 2022. While we worked to mitigate the harms of this shutdown, we have incurred significant costs to migrate subscribers on this timeline.

We have implemented targeted efforts and promotions directed at impacted customers, which resulted in the successful migration of the vast majority of our CDMA subscribers. Our efforts to mitigate the effects of the CDMA shutdown during 2021 were impacted by, among other things, wireless device shortages. Access to wireless devices improved during the first and second quarters of 2022, which aided our migration efforts but the mix of available wireless devices came at a significant cost. The CDMA shutdown has negatively impact our gross new Wireless subscriber activations, our Wireless churn rate, and our results of operations. During the second quarter of 2022, we removed approximately 126,000 subscribers from our ending Wireless subscriber count representing wireless subscribers who did not migrate off the CDMA network prior to the shutdown.  The effect of the removal of the 126,000 subscribers was excluded from the calculation of our net Wireless subscriber additions/losses and Wireless churn rate.

On June 21, 2022, we and T-Mobile signed an amendment to the MNSA. In connection with this amendment T-Mobile agreed to transfer to us (subject to required regulatory approvals) all Boost branded customers of former Sprint affiliates, Shentel and Swiftel, as well as Boost branded customers who were previously part of the California Public Utilities Commission CARE program.  We expect to receive more than 100,000 customers as a result of this transfer. In addition, this amendment, among other things, settled all open disputes, including CDMA matters, with terms providing improved pricing and enhanced roaming solutions for our consumers. Prior to the signing of this agreement, the first and second quarters of 2022 were adversely impacted by, among other things, our CDMA migration costs and our ability to launch more competitive service plans in the marketplace. As a result, during the first and second quarters of 2022 we experienced lower gross new Wireless subscriber activations and higher Wireless churn.

As of June 30, 2022, we had 7.867 million retail Wireless subscribers. Currently, we offer Wireless subscribers competitive consumer plans with no annual service contracts and monthly service plans including high-speed data and unlimited talk and text.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Primary competitors to our Retail Wireless business unit include, but are not limited to, Metro PCS (owned by T-Mobile), Cricket Wireless (owned by AT&T), Visible (owned by Verizon), Tracfone Wireless (owned by Verizon), and other MVNOs such as Consumer Cellular, Mint Mobile and Xfinity Mobile.

Wireless – 5G Network Deployment

We have invested a total of approximately $30 billion related to wireless spectrum licenses. We have directly invested approximately $20 billion to acquire certain wireless spectrum licenses and made over $10 billion in non-controlling investments in certain entities. The $30 billion of investments related to wireless spectrum licenses does not include $7 billion of capitalized interest related to the carrying value of such licenses.  See Note 2 and Note 10 in the Notes to our Condensed Consolidated Financial Statements for further information.

DISH Network Spectrum

We have directly invested approximately $20 billion to acquire certain wireless spectrum licenses. These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements.

We plan to commercialize our wireless spectrum licenses through the completion of our 5G Network Deployment. We have committed to deploy a facilities-based 5G broadband network capable of serving increasingly larger portions of the U.S. population at different deadlines, including 20% of the U.S. population by June 2022 and 70% by June 2023.  As previously disclosed, if by June 2023, we are offering 5G broadband service to at least 50% of the U.S. population but less than 70% of the U.S. population, the 70% June 2023 deadline will be extended automatically to June 2025; however, as a result, we may under certain circumstances be subject to penalties. On June 14, 2022, we announced we had successfully reached our 20% population coverage requirement. In conjunction with our next milestone, we currently have over 300 cities with populations of at least 50,000 under construction.

We will need to make significant additional investments or partner with others to, among other things, complete our 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as we complete our 5G Network Deployment, we have and will continue to incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure, and third party integration. As a result of these investments, among other factors, we plan to raise additional capital, which may not be available on favorable terms. We may also determine that additional wireless spectrum licenses may be required to complete our 5G Network Deployment and to compete with other wireless service providers. See Note 9 and Note 10 for further information in the Notes to our Condensed Consolidated Financial Statements for further information.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Wireless Segment – Retail Wireless Business Unit

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021.

	For the Three Months Ended June 30,		Variance
Statements of Operations Data	2022	2021	Amount	%

	(In thousands)
Revenue:
Service revenue	$915,800	$1,052,807	$(137,007)	(13.0)
Equipment sales and other revenue	131,391	166,957	(35,566)	(21.3)
Total revenue	1,047,191	1,219,764	(172,573)	(14.1)

Costs and expenses:
Cost of services	467,268	619,554	(152,286)	(24.6)
% of Service revenue	51.0%	58.8%
Cost of sales - equipment and other	254,424	309,979	(55,555)	(17.9)
Selling, general and administrative expenses	180,631	128,826	51,805	40.2
% of Total revenue	17.2%	10.6%
Depreciation and amortization	41,797	44,858	(3,061)	(6.8)
Total costs and expenses	944,120	1,103,217	(159,097)	(14.4)

Operating income (loss)	$103,071	$116,547	$(13,476)	(11.6)

Other data:
Wireless subscribers, as of period end (in millions) **	7.867	8.895	(1.028)	(11.6)
Wireless subscriber additions, gross (in millions)	0.793	0.944	(0.151)	(16.0)
Wireless subscriber additions (losses), net (in millions) ***	(0.210)	(0.201)	(0.009)	(4.5)
Wireless ARPU	$37.90	$39.10	$(1.20)	(3.1)
Wireless churn rate	4.39%	4.33%	0.06%	1.4
OIBDA	$144,868	$161,405	$(16,537)	(10.2)

* Percentage is not meaningful.

**During the second quarter of 2022, we removed approximately 126,000 subscribers from our ending Wireless subscriber count representing wireless subscribers who did not migrate off the CDMA network prior to the shutdown.  The effect of the removal of the 126,000 subscribers was excluded from the calculation of our net Wireless subscriber additions/losses and Wireless churn rate.  See “Wireless – Retail Wireless” for further information on the CDMA shutdown.

***Includes ACP subscribers.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Wireless subscribers. We lost approximately 210,000 net Wireless subscribers during the three months ended June 30, 2022 compared to the loss of approximately 201,000 net Wireless subscribers during the same period in 2021. This increase in net Wireless subscriber losses primarily resulted from the shutdown of the CDMA Network and competitive pressures. During the three months ended June 30, 2022, our CDMA migration efforts required significant focus and resources from management and our sales personnel, which adversely impacted our gross new Wireless subscriber activations. Furthermore, we have and continue to face increased competitive pressures, including aggressive competitor marketing, discounted service plans and deeper wireless device subsidies.

Wireless churn rate. Our Wireless churn rate for the three months ended June 30, 2022 was 4.39% compared to 4.33% for the same period in 2021. Our Wireless churn rate for the three months ended June 30, 2022 was negatively impacted by the shutdown of the CDMA Network and competitive pressures, including deeper wireless device subsidies.

Service revenue. “Service revenue” totaled $916 million for the three months ended June 30, 2022, a decrease of $137 million or 13.0% compared to the same period in 2021. The decrease in “Service revenue” compared to the same period in 2021 was primarily related to a lower average Wireless subscriber base and a decrease in Wireless ARPU, discussed below.

Wireless ARPU. Wireless ARPU was $37.90 during the three months ended June 30, 2022 versus $39.10 during the same period in 2021. The $1.20 or 3.1% decrease in Wireless ARPU was primarily attributable to, among other things, CDMA migration credits and subscriber plan mix to lower priced service plans.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $131 million for the three months ended June 30, 2022, a decrease of $36 million or 21.3% compared to the same period in 2021. The decrease in “Equipment sales and other revenue” compared to the same period in 2021 was primarily related to a decrease in units shipped, partially offset by higher net revenue realized per unit.

Cost of services. “Cost of services” totaled $467 million for the three months ended June 30, 2022, a decrease of $152 million or 24.6% compared to the same period in 2021. The decrease in “Cost of services” was primarily attributable to lower network services costs per subscriber and a lower average retail Wireless subscriber base, partially offset by higher customer data usage. Our lower network services costs per subscriber during the three months ended June 30, 2022 resulted from the new MVNO rates, as a result of our amendment to the MNSA with T-Mobile. In addition, the new MVNO rates are retroactive to January 2022 and the first quarter of 2022 impact was recorded in the three months ended June 30, 2022.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $254 million for the three months ended June 30, 2022, a decrease of $56 million or 17.9% compared to the same period in 2021. The decrease in “Cost of sales – equipment and other” compared to the same period in 2021 was primarily related to a decrease in units shipped, partially offset by higher costs per unit shipped due to unit mix.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $181 million during the three months ended June 30, 2022, a $52 million or 40.2% increase compared to the same period in 2021. This change was primarily driven by higher amortization of capitalized sales commissions, an increase in costs to support the Retail Wireless business unit, and higher marketing expenditures.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021.

	For the Six Months Ended June 30,		Variance
Statements of Operations Data	2022	2021	Amount	%

	(In thousands)
Revenue:
Service revenue	$1,861,188	$2,097,974	$(236,786)	(11.3)
Equipment sales and other revenue	338,423	401,745	(63,322)	(15.8)
Total revenue	2,199,611	2,499,719	(300,108)	(12.0)

Costs and expenses:
Cost of services	1,085,519	1,227,389	(141,870)	(11.6)
% of Service revenue	58.3%	58.5%
Cost of sales - equipment and other	643,892	704,734	(60,842)	(8.6)
Selling, general and administrative expenses	337,031	237,961	99,070	41.6
% of Total revenue	15.3%	9.5%
Depreciation and amortization	89,090	89,209	(119)	(0.1)
Total costs and expenses	2,155,532	2,259,293	(103,761)	(4.6)

Operating income (loss)	$44,079	$240,426	$(196,347)	(81.7)

Other data:
Wireless subscribers, as of period end (in millions) **	7.867	8.895	(1.028)	(11.6)
Wireless subscriber additions, gross (in millions)	1.588	1.976	(0.388)	(19.6)
Wireless subscriber additions (losses), net (in millions) ***	(0.553)	(0.362)	(0.191)	52.8
Wireless ARPU	$37.81	$38.99	$(1.18)	(3.0)
Wireless churn rate	4.51%	4.38%	0.13%	3.0
OIBDA	$133,169	$329,635	$(196,466)	(59.6)

* Percentage is not meaningful.

**During the second quarter of 2022, we removed approximately 126,000 subscribers from our ending Wireless subscriber count representing wireless subscribers who did not migrate off the CDMA network prior to the shutdown.  The effect of the removal of the 126,000 subscribers was excluded from the calculation of our net Wireless subscriber additions/losses and Wireless churn rate.  See “Wireless – Retail Wireless” for further information on the CDMA shutdown.

***Includes ACP subscribers.

Wireless subscribers. We lost approximately 553,000 net Wireless subscribers during the six months ended June 30, 2022 compared to the loss of approximately 362,000 net Wireless subscribers during the same period in 2021. This increase in net Wireless subscriber losses primarily resulted from the shutdown of the CDMA Network and competitive pressures. During the six months ended June 30, 2022, our CDMA migration efforts required significant focus and resources from management and our sales personnel, which adversely impacted our gross new Wireless subscriber activations. Furthermore, we have and continue to face increased competitive pressures, including aggressive competitor marketing, discounted service plans and deeper wireless device subsidies.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Wireless churn rate. Our Wireless churn rate for the six months ended June 30, 2022 was 4.51% compared to 4.38% for the same period in 2021. Our Wireless churn rate for the six months ended June 30, 2022 was negatively impacted by the shutdown of the CDMA Network and competitive pressures, including deeper wireless device subsidies.

Service revenue. “Service revenue” totaled $1.861 billion for the six months ended June 30, 2022, a decrease of $237 million or 11.3% compared to the same period in 2021. The decrease in “Service revenue” compared to the same period in 2021 was primarily related to a lower average Wireless subscriber base and a decrease in Wireless ARPU, discussed below.

Wireless ARPU. Wireless ARPU was $37.81 during the six months ended June 30, 2022 versus $38.99 during the same period in 2021. The $1.18 or 3.0% decrease in Wireless ARPU was primarily attributable to, among other things, CDMA migration credits and subscriber plan mix to lower priced service plans.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $338 million for the six months ended June 30, 2022, a decrease of $63 million or 15.8% compared to the same period in 2021. The decrease in “Equipment sales and other revenue” compared to the same period in 2021 was primarily related to a decrease in units shipped.

Cost of services. “Cost of services” totaled $1.086 million for the six months ended June 30, 2022, a decrease of $142 million or 11.6% compared to the same period in 2021. The decrease in “Cost of services” was primarily attributable to a lower average retail Wireless subscriber base and lower network services costs per subscriber, partially offset by higher customer data usage. Our lower network services costs per subscriber during the six months ended June 30, 2022 resulted from the new MVNO rates, as a result of our amendment to the MNSA with T-Mobile. In addition, the new MVNO rates are retroactive to January 2022.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $644 million for the six months ended June 30, 2022, a decrease of $61 million or 8.6% compared to the same period in 2021. The decrease in “Cost of sales – equipment and other” compared to the same period in 2021 was primarily related to a decrease in units shipped and a one-time reimbursement from T-Mobile as a result of our amendment to the MNSA with T-Mobile.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $337 million during the six months ended June 30, 2022, a $99 million or 41.6% increase compared to the same period in 2021. This change was primarily driven by higher amortization of capitalized sales commissions, an increase in costs to support the Retail Wireless business unit and higher marketing expenditures.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Wireless Segment – 5G Network Deployment Business Unit

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021.

	For the Three Months Ended June 30,		Variance
Statements of Operations Data	2022	2021	Amount	%

	(In thousands)
Revenue:
Equipment sales and other revenue	$17,722	$17,349	$373	2.1
Total revenue	17,722	17,349	373	2.1

Costs and expenses:
Cost of sales - equipment and other	127,378	11,987	115,391	*
Selling, general and administrative expenses	60,453	38,129	22,324	58.5
Depreciation and amortization	25,498	3,956	21,542	*
Total costs and expenses	213,329	54,072	159,257	*

Operating income (loss)	$(195,607)	$(36,723)	$(158,884)	*

Other data:
OIBDA	$(170,109)	$(32,767)	$(137,342)	*

* Percentage is not meaningful.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $127 million during the three months ended June 30, 2022, an increase of $115 million compared to the same period in 2021. The increase primarily resulted from an increase in lease expense on communication towers and costs related to our 5G Network Deployment.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $60 million during the three months ended June 30, 2022, a $22 million increase compared to the same period in 2021. This change was primarily driven by an increase in costs to support our 5G Network Deployment.

Depreciation and amortization. “Depreciation and amortization” expense totaled $25 million during the three months ended June 30, 2022, a $22 million increase compared to the same period in 2021. This change was primarily driven by an increase in amortization expense related to certain software licenses.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021.

	For the Six Months Ended June 30,		Variance
Statements of Operations Data	2022	2021	Amount	%

	(In thousands)
Revenue:
Equipment sales and other revenue	$36,902	$32,043	$4,859	15.2
Total revenue	36,902	32,043	4,859	15.2

Costs and expenses:
Cost of sales - equipment and other	215,076	20,637	194,439	*
Selling, general and administrative expenses	113,723	73,032	40,691	55.7
Depreciation and amortization	46,404	7,143	39,261	*
Total costs and expenses	375,203	100,812	274,391	*

Operating income (loss)	$(338,301)	$(68,769)	$(269,532)	*

Other data:
OIBDA	$(291,897)	$(61,626)	$(230,271)	*

* Percentage is not meaningful.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $215 million during the six months ended June 30, 2022, an increase of $194 million compared to the same period in 2021. The increase primarily resulted from an increase in lease expense on communication towers and costs related to our 5G Network Deployment.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $114 million during the six months ended June 30, 2022, a $41 million increase compared to the same period in 2021. This change was primarily driven by an increase in costs to support our 5G Network Deployment.

Depreciation and amortization. “Depreciation and amortization” expense totaled $46 million during the six months ended June 30 2022, a $39 million increase compared to the same period in 2021. This change was primarily driven by an increase in amortization expense related to certain software licenses.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

OTHER CONSOLIDATED RESULTS

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021.

	For the Three Months Ended June 30,		Variance
Statements of Operations Data	2022	2021	Amount	%

	(In thousands)
Operating income (loss)	$692,935	$906,738	$(213,803)	(23.6)

Other income (expense):
Interest income	9,372	3,286	6,086	*
Interest expense, net of amounts capitalized	(5,618)	(3,825)	(1,793)	(46.9)
Other, net	13,775	(7,210)	20,985	*
Total other income (expense)	17,529	(7,749)	25,278	*

Income (loss) before income taxes	710,464	898,989	(188,525)	(21.0)
Income tax (provision) benefit, net	(170,457)	(217,538)	47,081	21.6
Effective tax rate	24.0%	24.2%
Net income (loss)	540,007	681,451	(141,444)	(20.8)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	17,175	10,404	6,771	65.1
Net income (loss) attributable to DISH Network	$522,832	$671,047	$(148,215)	(22.1)

* Percentage is not meaningful.

Other, net. “Other, net” income totaled $14 million during the three months ended June 30, 2022, an increase of $21 million compared to the same period in 2021. This change primarily resulted from a $22 million increase in the fair value of our option to purchase certain of T-Mobile’s 800 MHz spectrum licenses. See Note 5 in the Notes to our Condensed Consolidated Financial Statements for further information.

Income tax (provision) benefit, net. Our income tax provision was $170 million during the three months ended June 30, 2022, a decrease of $47 million compared to the same period in 2021. The decrease in the provision was primarily related to a decrease in “Income (loss) before income taxes,” and a decrease in our effective tax rate.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021.

	For the Six Months Ended June 30,		Variance
Statements of Operations Data	2022	2021	Amount	%

	(In thousands)
Operating income (loss)	$1,243,295	$1,771,314	$(528,019)	(29.8)

Other income (expense):
Interest income	14,221	5,256	8,965	*
Interest expense, net of amounts capitalized	(10,219)	(7,698)	(2,521)	(32.7)
Other, net	56,323	(12,471)	68,794	*
Total other income (expense)	60,325	(14,913)	75,238	*

Income (loss) before income taxes	1,303,620	1,756,401	(452,781)	(25.8)
Income tax (provision) benefit, net	(314,767)	(433,387)	118,620	27.4
Effective tax rate	24.1%	24.7%
Net income (loss)	988,853	1,323,014	(334,161)	(25.3)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	33,370	21,743	11,627	53.5
Net income (loss) attributable to DISH Network	$955,483	$1,301,271	$(345,788)	(26.6)

* Percentage is not meaningful.

Other, net. “Other, net” income totaled $56 million during the six months ended June 30 2022, an increase of $69 million compared to the same period in 2021. This change primarily resulted from a $69 million increase in the fair value of our option to purchase certain of T-Mobile’s 800 MHz spectrum licenses. See Note 5 in the Notes to our Condensed Consolidated Financial Statements for further information.

Income tax (provision) benefit, net. Our income tax provision was $315 million during the six months ended June 30 2022, a decrease of $119 million compared to the same period in 2021. The decrease in the provision was primarily related to a decrease in “Income (loss) before income taxes,” and a decrease in our effective tax rate.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(In thousands)
Net income (loss) attributable to DISH Network	$522,832	$671,047	$955,483	$1,301,271
Interest, net	(3,754)	539	(4,002)	2,442
Income tax provision (benefit), net	170,457	217,538	314,767	433,387
Depreciation and amortization	168,223	186,390	344,564	376,775
Consolidated EBITDA	$857,758	$1,075,514	$1,610,812	$2,113,875

The changes in Consolidated EBITDA during the three and six months ended June 30, 2022, compared to the same period in 2021, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

For the Three Months Ended June 30, 2022	Pay-TV	Retail Wireless	5G Network Deployment	Wireless Eliminations	Consolidated

	(In thousands)
Segment operating income (loss)	$785,471	$103,071	$(195,607)	$-	$692,935
Depreciation and amortization	107,840	$41,797	$25,498	$(6,912)	168,223
OIBDA	$893,311	$144,868	$(170,109)	$(6,912)	$861,158

For the Three Months Ended June 30, 2021
Segment operating income (loss)	$826,914	$116,547	$(36,723)	$—	$906,738
Depreciation and amortization	137,576	44,858	3,956	—	186,390
OIBDA	$964,490	$161,405	$(32,767)	$—	$1,093,128

For the Six Months Ended June 30, 2022	Pay-TV	Retail Wireless	5G Network Deployment	Wireless Eliminations	Consolidated

	(In thousands)
Segment operating income (loss)	$1,537,517	$44,079	$(338,301)	$-	$1,243,295
Depreciation and amortization	222,125	$89,090	$46,404	$(13,055)	344,564
OIBDA	$1,759,642	$133,169	$(291,897)	$(13,055)	$1,587,859

For the Six Months Ended June 30, 2021
Segment operating income (loss)	$1,599,657	$240,426	$(68,769)	$—	$1,771,314
Depreciation and amortization	280,423	89,209	7,143	—	376,775
OIBDA	$1,880,080	$329,635	$(61,626)	$—	$2,148,089

The changes in OIBDA during the three and six months ended June 30, 2022, compared to the same periods in 2021, were primarily a result of the factors described in connection with operating revenues and operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents. See Note 5 in the Notes to our Condensed Consolidated Financial Statements for further information regarding our marketable investment securities. As of June 30, 2022, cash, cash equivalents and current marketable investment securities totaled $2.754 billion compared to $5.404 billion as of December 31, 2021, a decrease of $2.650 billion. This decrease in cash, cash equivalents and current marketable investment securities primarily resulted from a $1.974 billion payment to the FCC for the 3.45–3.55 GHz band licenses, capital expenditures of $1.794 billion (including capitalized interest related to FCC authorizations) and $301 million of repurchases of our 5 7/8% Senior Notes due 2022 in open market trades, partially offset by cash generated from operating activities of $1.466 billion. During the first quarter of 2022, we paid a total of $7.205 billion to the FCC for the 3.45–3.55 GHz band licenses, of which $1.974 billion was paid from cash, cash equivalents and current marketable investment securities and $5.231 billion was paid from restricted cash, cash equivalents and marketable investment securities.

We redeemed the remaining balance of approximately $1.7 billion of our 5 7/8% Senior Notes due 2022 on July 15, 2022.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of June 30, 2022, our restricted cash, cash equivalents and marketable investment securities totaled $105 million compared to $5.335 billion as of December 31, 2021, a decrease of $5.230 billion. This decrease in restricted cash, cash equivalents and marketable investment securities primarily resulted from a $5.231 billion payment to the FCC for the 3.45–3.55 GHz band licenses. During the first quarter of 2022, we paid a total of $7.205 billion to the FCC for the 3.45–3.55 GHz band licenses, of which $1.974 billion was paid from cash, cash equivalents and current marketable investment securities and $5.231 billion was paid from restricted cash, cash equivalents and marketable investment securities.

Cash Flow

The following discussion highlights our cash flow activities during the six months ended June 30, 2022.

Cash flows from operating activities

For the six months ended June 30, 2022, we reported “Net cash flows from operating activities” of $1.466 billion primarily attributable to $1.555 billion of “Net income (loss)” adjusted to exclude the non-cash items for “Depreciation and amortization” expense, “Realized and unrealized losses (gains) on investments and derivatives and other,” “Non-cash, stock-based compensation” expense, and “Deferred tax expense (benefit).” In addition, “Net cash flows from operating activities” was impacted by the timing difference between book expense and cash payments, including income taxes.

Cash flows from investing activities

For the six months ended June 30, 2022, we reported outflows from “Net cash flows from investing activities” of $6.126 billion primarily related to a $7.205 billion payment to the FCC for the 3.45–3.55 GHz band licenses and capital expenditures of $1.794 billion (including capitalized interest related to FCC authorizations), partially offset by $2.872 billion in net sales of marketable investment securities. The capital expenditures included $1.223 billion of capital expenditures for our Retail Wireless and 5G Network Deployment business units, $508 million of capitalized interest related to FCC authorizations, $39 million for new and existing DISH TV subscriber equipment and $24 million of other corporate capital expenditures.

Cash flows from financing activities

For the six months ended June 30, 2022, we reported outflows from “Net cash flows from financing activities” of $342 million primarily related to $301 million of repurchases of our 5 7/8% Senior Notes due 2022 in open market trades and $43 million in repayment of long-term debt and finance lease obligations.

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

The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Six Months Ended
	June 30,
	2022	2021

	(In thousands)
Net cash flows from operating activities	$1,466,297	$2,251,899
Purchases of property and equipment (including capitalized interest related to FCC authorizations)	(1,794,246)	(777,216)
Free cash flow	$(327,949)	$1,474,683

Operational Liquidity

We make general investments in property such as, among others, satellites, wireless devices, set-top boxes, information technology and facilities that support our Pay-TV segment and Retail Wireless business unit.  We are also making significant additional investments and will need to continue making these investments and/or partner with others to, among other things, complete our 5G Network Deployment and further commercialize, build-out, and integrate our wireless spectrum licenses and related assets. Moreover, since we are primarily a subscriber-based company, we also make subscriber-specific investments to acquire new subscribers and retain existing subscribers.  While the general investments may be deferred without impacting the business in the short-term, the subscriber-specific investments are less discretionary.  Our overall objective is to generate sufficient cash flow over the life of each subscriber to provide an adequate return against the upfront investment.  Once the upfront investment has been made for each subscriber, the subsequent cash flow is generally positive, but there can be no assurance that over time we will recoup or earn a return on the upfront investment.

There are a number of factors that impact our future cash flow compared to the cash flow we generate at a given point in time.  The first factor is our churn rate and how successful we are at retaining our current subscribers.  To the extent we lose subscribers from our existing base, the positive cash flow from that base is correspondingly reduced.  The second factor is how successful we are at maintaining our service margins.  To the extent our “Cost of services” grow faster than our “Service revenue,” the amount of cash flow that is generated per existing subscriber is reduced.  Our Pay-TV service margins have been reduced by, among other things, a shift to lower priced Pay-TV programming packages and higher programming costs.  Our Retail Wireless service margins are impacted by, among other things, our MNSA agreement with T-Mobile and our NSA agreement with AT&T and the speed with which we are able to convert retail Wireless subscribers onto our 5G Network once operational.  The third factor is the rate at which we acquire new subscribers.  The faster we acquire new subscribers, the more our positive ongoing cash flow from existing subscribers is offset by the negative upfront cash flow associated with acquiring new subscribers.  Conversely, the slower we acquire subscribers, the more our operating cash flow is enhanced in that period.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Finally, our future cash flow is impacted by, among other things, the rate at which we complete our 5G Network Deployment, incur litigation expense, and any cash flow from financing activities.  We anticipate expenditures for our 5G Network Deployment to increase during 2022 and in future periods. As a result, our historical cash flow is not necessarily indicative of our future cash flows. As of June 30, 2022, as a result of, among other things, capital expenditures for our 5G Network Deployment, we experienced negative free cash flow. There can be no assurance that this trend will not continue for the remainder of 2022 and in future periods. In addition, declines in our Pay-TV and retail Wireless subscriber base and any decrease in subscriber-related margins negatively impact our cash flow, and there can be no assurance that our subscriber declines will not continue.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Our capital expenditures vary depending on, among other things, the number of satellites leased or under construction at any point in time and could increase materially as a result of increased competition, significant satellite failures, or economic weakness and uncertainty. Our DISH TV subscriber base has been declining and there can be no assurance that our DISH TV subscriber base will not continue to decline and that the pace of such decline will not accelerate. In the event that our DISH TV subscriber base continues to decline, it will have a material adverse long-term effect on our cash flow. In addition, the Northstar and SNR Operative Agreements, as amended, provide for, among other things, the SNR Put Right and the Northstar Put Right for a purchase price that equals the equity contribution to Northstar Spectrum and SNR HoldCo, respectively, plus a fixed annual rate of return. During the fourth quarter of 2021 the SNR Put Right was exercised. As of June 30, 2022, the aggregate value of Northstar Manager’s ownership interest in Northstar Spectrum and SNR Management’s ownership interest in SNR HoldCo was $428 million, recorded as “Redeemable noncontrolling interests” on our Condensed Consolidated Balance Sheets.

We have and expect to continue to incur significant expenditures in 2022 related to our 5G Network Deployment, including, but not limited to, capital expenditures associated with our 5G Network Deployment, and the potential purchase of additional wireless spectrum licenses. The amount of capital required will also depend on, among other things, the levels of investment necessary to support potential strategic initiatives that may arise from time to time. These factors, including, but not limited to, a reduction in our available future cash flows as a result of our 5G Network Deployment, will require us to raise additional capital in the future, which may not be available on favorable terms.

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

Debt Issuances and Maturity

During the six months ended June 30, 2022, we repurchased approximately $336 million of our 5 7/8% Senior Notes due 2022 in open market trades. The remaining balance of approximately $1.664 billion was redeemed on July 15, 2022.

Our 5% Senior Notes due 2023 with an aggregate principal balance of $1.5 billion mature on March 15, 2023. Due to capital expenditures related to our 5G Network Deployment, among other things, we do not currently have cash, marketable investment securities balances and/or projected future cash flows to fund this obligation.  We will raise additional capital prior to the maturity of this obligation, which may not be available at the historical interest rates of our long-term debt due to, among other things, the current market rate environment.

Off-Balance Sheet Arrangements

We generally do not engage in off-balance sheet financing activities.

New Accounting Pronouncements

See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the six months ended June 30, 2022. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

We have multiple wireless network service operators that we rely on. Our inability to effectively manage these relationships, including, without limitation, our minimum commitments to AT&T under the NSA and to T-Mobile under the MNSA, could have a material adverse effect on our business, financial condition and results of operations.

On July 14, 2021, we entered into the NSA with AT&T to provide us with wireless network services.  Under the NSA, we expect AT&T will become our primary network services provider. In addition, under the NSA, we have committed to activate on AT&T a minimum percentage of certain of our retail Wireless subscribers and to utilize AT&T’s network for a minimum specified percentage of our domestic roaming data usage.  We have agreed to pay AT&T at least $5 billion over the course of the ten-year term of the NSA, subject to certain terms and conditions. In addition, we have certain obligations under the MNSA with T-Mobile.  We have also agreed to a minimum purchase commitment to T-Mobile of $3.3 billion over the course of the MNSA, subject to certain terms and conditions.

As a result, failure to meet such minimum commitments to AT&T or T-Mobile could have a material adverse effect on our business, financial condition and results of operations.  For example, failure to meet our minimum commitments would result in, among other things, significant financial commitments and potential termination of the NSA or MNSA, respectively.  Our minimum commitments could further exacerbate our other financial commitments, including, without limitation, to AT&T or T-Mobile.

We now rely on multiple wireless network operators to service our retail Wireless subscribers.  As a result, failure to manage these relationships, including, but not limited to, effectively activating subscribers on the optimal network, transitioning subscribers to a different network, managing the existing subscriber base and vendor relationships and meeting certain minimum commitments, could have a material adverse effect on our business, financial condition and results of operations.

In the event that a termination under the NSA or the MNSA were to occur, our retail Wireless subscribers may need to obtain a new device, a new SIM card or receive a software update to continue receiving wireless services from us.  These required measures would cause significant disruption to our retail Wireless subscriber base which could result in, among other things, a significant increase in our churn rate.  A termination of either the NSA or the MNSA, respectively, would result in significant financial and operational challenges to mitigate such termination and there are no assurance that any attempts to mitigate a termination event would be successful.

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our Class A common stock from April 1, 2022 through June 30, 2022:

			Total Number of	Maximum Approximate
	Total		Shares Purchased	Dollar Value of Shares
	Number of	Average	as Part of Publicly	that May Yet be
	Shares	Price Paid	Announced	Purchased Under the
Period	Purchased	per Share	Programs	Programs (1)

	(In thousands, except share data)
April 1, 2022 - April 30, 2022	—	$—	—	$1,000,000
May 1, 2022 - May 31, 2022	—	$—	—	$1,000,000
June 1, 2022 - June 30, 2022	—	$—	—	$1,000,000
Total	—	$—	—	$1,000,000

(1)	On November 1, 2021, our Board of Directors authorized stock repurchases of up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2022. Purchases under our repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors. We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

Item 6.EXHIBITS

(a)	Exhibits.

10.1◻	Term Sheet, dated as of June 15, 2022, by and between the Company and T-Mobile USA, Inc.*

31.1◻	Section 302 Certification of Chief Executive Officer.

31.2◻	Section 302 Certification of Chief Financial Officer.

32.1◻	Section 906 Certification of Chief Executive Officer.

32.2◻	Section 906 Certification of Chief Financial Officer.

101◻

The following materials from the Quarterly Report on Form 10-Q of DISH Network for the quarter ended June 30, 2022 filed on August 3, 2022, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

104◻	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document).

◻	Filed herewith
*	Certain portions of the exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment.

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

Date: August 3, 2022