Form 10-Q
period 2022-09-30
DISH Network CORP
filed 2022-11-02
CIK 1001082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022.

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

As of October 24, 2022, the registrant’s outstanding common stock consisted of 292,270,989 shares of Class A common stock and 238,435,208 shares of Class B common stock.

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

iii

Item 1. FINANCIAL STATEMENTS

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	September 30,	December 31,
	2022	2021
Assets
Current Assets:
Cash and cash equivalents	$817,512	$2,428,188
Marketable investment securities	103,058	2,975,518
Trade accounts receivable, net of allowance for credit losses of $36,709 and $38,534, respectively	965,387	942,561
Inventory	570,545	534,937
Other current assets	485,361	641,978
Total current assets	2,941,863	7,523,182

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	103,714	5,334,768
Property and equipment, net	5,000,480	3,257,787
FCC authorizations	36,687,855	28,632,665
Other investment securities	168,566	150,941
Operating lease assets	2,513,219	1,493,410
Other noncurrent assets, net	978,638	934,293
Intangible assets, net	608,689	674,679
Total noncurrent assets	46,061,161	40,478,543
Total assets	$49,003,024	$48,001,725

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable	$902,157	$848,224
Deferred revenue and other	687,712	761,347
Accrued programming	1,296,468	1,376,770
Accrued interest	245,048	288,308
Other accrued expenses	1,217,000	1,179,427
Current portion of long-term debt and finance lease obligations (Note 9)	1,591,537	2,061,810
Total current liabilities	5,939,922	6,515,886

Long-Term Obligations, Net of Current Portion:
Long-term debt and finance lease obligations, net of current portion (Note 9)	17,853,865	19,355,206
Deferred tax liabilities	4,577,773	4,226,266
Operating lease liabilities	2,500,747	1,453,395
Long-term deferred revenue and other long-term liabilities	693,584	527,859
Total long-term obligations, net of current portion	25,625,969	25,562,726
Total liabilities	31,565,891	32,078,612

Commitments and Contingencies (Note 10)

Redeemable noncontrolling interests (Note 2)	445,546	395,222

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 292,270,989 and 290,529,607 shares issued and outstanding, respectively	2,923	2,905
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Additional paid-in capital	4,832,553	4,735,484
Accumulated other comprehensive income (loss)	(1,224)	281
Accumulated earnings (deficit)	12,153,330	10,785,617
Total DISH Network stockholders’ equity (deficit)	16,989,966	15,526,671
Noncontrolling interests	1,621	1,220
Total stockholders’ equity (deficit)	16,991,587	15,527,891
Total liabilities and stockholders’ equity (deficit)	$49,003,024	$48,001,725

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue:
Service revenue	$3,930,098	$4,213,235	$12,034,421	$12,677,130
Equipment sales and other revenue	165,353	236,400	601,613	757,318
Total revenue	4,095,451	4,449,635	12,636,034	13,434,448

Costs and Expenses (exclusive of depreciation):
Cost of services	2,382,406	2,567,210	7,194,139	7,641,029
Cost of sales - equipment and other	452,749	380,710	1,364,087	1,154,020
Selling, general and administrative expenses	658,531	606,719	1,888,184	1,596,314
Depreciation and amortization	174,736	177,291	519,300	554,066
Total costs and expenses	3,668,422	3,731,930	10,965,710	10,945,429

Operating income (loss)	427,029	717,705	1,670,324	2,489,019

Other Income (Expense):
Interest income	7,632	2,207	21,853	7,463
Interest expense, net of amounts capitalized	(4,848)	(4,203)	(15,067)	(11,901)
Other, net	57,941	31,069	114,264	18,598
Total other income (expense)	60,725	29,073	121,050	14,160

Income (loss) before income taxes	487,754	746,778	1,791,374	2,503,179
Income tax (provision) benefit, net	(58,169)	(179,258)	(372,936)	(612,645)
Net income (loss)	429,585	567,520	1,418,438	1,890,534
Less: Net income (loss) attributable to noncontrolling interests, net of tax	17,355	10,478	50,725	32,221
Net income (loss) attributable to DISH Network	$412,230	$557,042	$1,367,713	$1,858,313

Weighted-average common shares outstanding - Class A and B common stock:
Basic	530,436	528,229	529,870	527,503
Diluted	637,455	636,440	637,295	635,218

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$0.78	$1.05	$2.58	$3.52
Diluted net income (loss) per share attributable to DISH Network	$0.65	$0.88	$2.15	$2.93

Comprehensive Income (Loss):
Net income (loss)	$429,585	$567,520	$1,418,438	$1,890,534
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,610)	674	(1,653)	2,894
Unrealized holding gains (losses) on available-for-sale debt securities	67	(80)	13	(101)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	—	(12)	2	(13)
Deferred income tax (expense) benefit, net	120	(140)	133	(721)
Total other comprehensive income (loss), net of tax	(1,423)	442	(1,505)	2,059
Comprehensive income (loss)	428,162	567,962	1,416,933	1,892,593
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	17,355	10,478	50,725	32,221
Comprehensive income (loss) attributable to DISH Network	$410,807	$557,484	$1,366,208	$1,860,372

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

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) - Continued

(In thousands)

(Unaudited)

			Accumulated
	Class A and B	Additional	Other	Accumulated			Redeemable
	Common	Paid-In	Comprehensive	Earnings	Noncontrolling		Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Interests	Total	Interests
Balance, December 31, 2021	$5,289	$4,735,484	$281	$10,785,617	$1,220	$15,527,891	$395,222
Issuance of Class A common stock:
Exercise of stock awards	1	253	—	—	—	254	—
Employee Stock Purchase Plan	2	4,360	—	—	—	4,362	—
Non-cash, stock-based compensation	—	15,285	—	—	—	15,285	—
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	(96)	—	—	(96)	—
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	23	—	—	23	—
Foreign currency translation	—	—	(150)	—	—	(150)	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	159	159	16,036
Net income (loss) attributable to DISH Network	—	—	—	432,651	—	432,651	—
Balance, March 31, 2022	$5,292	$4,755,382	$58	$11,218,268	$1,379	$15,980,379	$411,258
Issuance of Class A common stock:
Exercise of stock awards	—	56	—	—	—	56	—
Employee benefits	8	26,318	—	—	—	26,326	—
Employee Stock Purchase Plan	2	4,391	—	—	—	4,393	—
Non-cash, stock-based compensation	—	15,207	—	—	—	15,207	—
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	44	—	—	44	—
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	(10)	—	—	(10)	—
Foreign currency translation	—	—	107	—	—	107	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	124	124	17,051
Net income (loss) attributable to DISH Network	—	—	—	522,832	—	522,832	—
Balance, June 30, 2022	$5,302	$4,801,354	$199	$11,741,100	$1,503	$16,549,458	$428,309
Issuance of Class A common stock:
Exercise of stock awards	1	—	—	—	—	1	—
Employee benefits	—	22	—	—	—	22	—
Employee Stock Purchase Plan	4	4,704	—	—	—	4,708	—
Non-cash, stock-based compensation	—	26,473	—	—	—	26,473	—
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	67	—	—	67	—
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	120	—	—	120	—
Foreign currency translation	—	—	(1,610)	—	—	(1,610)	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	118	118	17,237
Net income (loss) attributable to DISH Network	—	—	—	412,230	—	412,230	—
Balance, September 30, 2022	$5,307	$4,832,553	$(1,224)	$12,153,330	$1,621	$16,991,587	$445,546

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2022	2021
Cash Flows From Operating Activities:
Net income (loss)	$1,418,438	$1,890,534
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	519,300	554,066
Realized and unrealized losses (gains) on investments, derivatives and other	(117,382)	23,283
Non-cash, stock-based compensation	56,965	36,664
Deferred tax expense (benefit)	351,640	517,822
Changes in allowance for credit losses	(1,903)	(24,389)
Change in long-term deferred revenue and other long-term liabilities	47,666	(13,446)
Other, net	182,127	36,028
Changes in current assets and current liabilities, net	(315,348)	239,105
Net cash flows from operating activities	2,141,503	3,259,667

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(125,532)	(3,894,347)
Sales and maturities of marketable investment securities	2,984,627	1,273,156
Purchases of property and equipment	(1,831,146)	(711,955)
Capitalized interest related to FCC authorizations (Note 2)	(756,289)	(677,356)
Refund of FCC authorization deposit	—	337,490
Purchases of FCC authorizations, including deposits (Note 10)	(7,206,865)	—
Other, net	5,219	(163,921)
Net cash flows from investing activities	(6,929,986)	(3,836,933)

Cash Flows From Financing Activities:
Repayment of long-term debt and finance lease obligations	(64,564)	(74,237)
Redemption and repurchases of senior notes	(2,000,000)	(2,000,000)
Proceeds from issuance of senior notes	—	1,500,000
Early debt extinguishment costs	(1,138)	(3,368)
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	13,774	37,777
Debt issuance costs	—	(9,819)
Other, net	(8,667)	17,441
Net cash flows from financing activities	(2,060,595)	(532,206)

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	(6,849,078)	(1,109,472)
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 5)	7,734,260	3,453,994
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 5)	$885,182	$2,344,522

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

Pay-TV

We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear and on-demand streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“SLING TV”). As of September 30, 2022, we had 10.018 million Pay-TV subscribers in the United States, including 7.607 million DISH TV subscribers and 2.411 million SLING TV subscribers.

Wireless – Retail Wireless

We offer nationwide prepaid and postpaid retail wireless services to subscribers under our Boost Mobile, Ting Mobile, Republic Wireless and Gen Mobile brands, as well as a competitive portfolio of wireless devices. Prepaid wireless subscribers generally pay in advance for monthly access to wireless talk, text, and data services. Postpaid wireless subscribers are qualified to pay after receiving wireless talk, text, and data services. We are currently operating our Retail Wireless business unit as a mobile virtual network operator (“MVNO”) as we continue to complete our 5G Network Deployment. As an MVNO, today we depend on T-Mobile and AT&T to provide us with network services under the amended master network services agreement (“MNSA”) and Network Services Agreement (the “NSA”), respectively. Under the NSA, we expect AT&T will become our primary network services provider. As of September 30, 2022, we had 8.007 million retail Wireless subscribers.

Recent Developments

We regularly evaluate ways to enhance our business.  As part of this process, we are in regular dialogue with interested parties who may assist us in accomplishing our goals, including recently preliminary conversations with CONX Corp. (an entity partially owned by Charles W. Ergen, our Chairman) regarding a transaction involving our Retail Wireless business. There can be no assurance that these preliminary discussions will lead to a transaction nor as to the structure or terms of any such transaction.

Wireless – 5G Network Deployment

We have invested a total of over $30 billion in wireless spectrum licenses, which includes over $10 billion in non-controlling investments in certain entities. The $30 billion of investments related to wireless spectrum licenses does not include $7 billion of capitalized interest related to the carrying value of such licenses.  See Note 2 and Note 10 for further information.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

DISH Network Spectrum

We have invested a total of over $30 billion to acquire certain wireless spectrum licenses. These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. We plan to commercialize our wireless spectrum licenses through the completion of the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G network (our “5G Network Deployment”). We have committed to deploy a facilities-based 5G broadband network capable of serving increasingly larger portions of the U.S. population at different deadlines, including 20% of the U.S. population by June 2022 and 70% of the U.S. population by June 2023.  As previously disclosed, if by June 2023, we are offering 5G broadband service to at least 50% of the U.S. population but less than 70% of the U.S. population, the 70% June 2023 deadline will be extended automatically to June 2025; however, as a result, we may, under certain circumstances, be subject to certain penalties. On June 14, 2022, we announced we had successfully reached our 20% population coverage requirement. We are currently focused on our progression towards offering 5G broadband service to at least 70% of the U.S. population with a minimum of 15,000 5G sites. As of September 30, 2022, we had completed construction on over 10,000 5G sites, which are capable of providing broadband coverage to over 35% of the U.S. population. Construction starts are continuing at a rate of approximately 1,000 5G sites per month.

We will need to make significant additional investments or partner with others to, among other things, complete our 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as we complete our initial 5G Network Deployment, we have and will continue to incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure, and third party integration. As a result of these investments, among other factors, we plan to raise additional capital, which may not be available on favorable terms. We may also determine that additional wireless spectrum licenses may be required to complete our 5G Network Deployment and to compete with other wireless service providers. See Note 9 and Note 10 for further information.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The First Northstar Put Window closed in the first quarter of 2021. On October 21, 2022, we, through our wholly-owned subsidiary American II received notice that Northstar Manager exercised the Northstar Put Right effective as of October 21, 2022. The consummation of the sale is subject to approval by the FCC. The value of the Northstar Put Right has accrued to approximately $93 million as of September 30, 2022. If approved by the FCC, the sale will result in the elimination of all of our non-controlling interest as it related to Northstar Wireless.

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

The First SNR Put Window closed in the first quarter of 2021. On November 15, 2021, we, through our wholly-owned subsidiary American III received notice that SNR Management exercised the SNR Put Right effective as of November 15, 2021. The consummation of the sale is subject to approval by the FCC. The value of the SNR Put Right has accrued to approximately $353 million as of September 30, 2022. If approved by the FCC, the sale will result in the elimination of all of our non-controlling interest as it related to SNR Wireless.

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

As of September 30, 2022 and December 31, 2021, the aggregate value of Northstar Manager’s ownership interest in Northstar Spectrum and SNR Management’s ownership interest in SNR HoldCo was $446 million and $395 million, respectively, recorded as “Redeemable noncontrolling interests” on our Condensed Consolidated Balance Sheets.

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

We are currently preparing for the commercialization of our 5G Network Deployment. As a result, the interest expense related to the carrying amount of the 5G Network Deployment qualifying assets is being capitalized. The qualifying assets exceed the carrying value of our long-term debt and finance lease obligations, therefore substantially all of our interest expense is being capitalized. However, as the qualifying assets are placed into service, we will cease to capitalize interest on those assets placed into service.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Fair Value Measurements

We determine fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Market or observable inputs are the preferred source of values, followed by unobservable inputs or assumptions based on hypothetical transactions in the absence of market inputs. We apply the following hierarchy in determining fair value:

●	Level 1, defined as observable inputs being quoted prices in active markets for identical assets;
●	Level 2, defined as observable inputs other than quoted prices included in Level 1, including quoted prices for similar assets and liabilities in active markets; and quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs for which little or no market data exists, consistent with reasonably available assumptions made by other participants therefore requiring assumptions based on the best information available.

As of September 30, 2022 and December 31, 2021, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses) and current liabilities (excluding the “Current portion of long-term debt and finance lease obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates. See Note 5 for the fair value of our marketable investment securities and derivative instruments.

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

Assets Recognized Related to the Costs to Obtain a Contract with a Subscriber

We recognize an asset for the incremental costs of obtaining a contract with a subscriber if we expect the benefit of those costs to be longer than one year.  We have determined that certain sales incentive programs in both our Pay-TV and Wireless segments, including those with our independent third-party retailers, meet the requirements to be capitalized, and payments made under these programs are capitalized and amortized to expense over the estimated subscriber life exceeding one year.  During the three months ended September 30, 2022 and 2021, we capitalized $92 million and $98 million, respectively, under these programs.  The amortization expense related to these programs was $103 million and $109 million for the three months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022 and 2021, we capitalized $260 million and $311 million, respectively, under these programs.  The amortization expense related to these programs was $323 million and $276 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, we had a total of $395 million and $458 million, respectively, capitalized, net of amortization, on our Condensed Consolidated Balance Sheets.  These amounts are capitalized in “Other current assets” and “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets, and then amortized in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Advertising Costs

We recognize advertising expense when incurred as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Advertising expenses totaled $176 million and $156 million for the three months ended September 30, 2022 and 2021, respectively. Advertising expenses totaled $454 million and $386 million for the nine months ended September 30, 2022 and 2021, respectively.

Research and Development

Research and development costs are expensed as incurred and are included as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Research and development costs totaled $12 million and $7 million for the three months ended September 30, 2022 and 2021, respectively. Research and development costs totaled $34 million and $21 million for the nine months ended September 30, 2022 and 2021, respectively.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following table presents EPS amounts for all periods and the basic and diluted weighted-average shares outstanding used in the calculation.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(In thousands, except per share amounts)
Net income (loss)	$429,585	$567,520	$1,418,438	$1,890,534
Less: Net income (loss) attributable to noncontrolling interests, net of tax	17,355	10,478	50,725	32,221
Net income (loss) attributable to DISH Network - Basic	412,230	557,042	1,367,713	1,858,313
Interest on dilutive Convertible Notes, net of tax (1)	—	—	—	—
Net income (loss) attributable to DISH Network - Diluted	$412,230	$557,042	$1,367,713	$1,858,313

Weighted-average common shares outstanding - Class A and B common stock:
Basic	530,436	528,229	529,870	527,503
Dilutive impact of Convertible Notes	107,016	107,016	107,016	107,016
Dilutive impact of stock awards outstanding	3	1,195	409	699
Diluted	637,455	636,440	637,295	635,218

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$0.78	$1.05	$2.58	$3.52
Diluted net income (loss) per share attributable to DISH Network	$0.65	$0.88	$2.15	$2.93

(1)	For both the three and nine months ended September 30, 2022 and 2021, substantially all of our interest expense was capitalized. See Note 2 for further information.

On June 24, 2022, we commenced a tender offer to eligible employees (which excludes our co-founders and the independent members of our Board of Directors) to exchange eligible stock options (which excludes the Ergen 2020 Performance Award) for new options as detailed in our Schedule TO filed June 23, 2022 with the Securities and Exchange Commission (the “Exchange Offer”), to, among other things, further align employee incentives with the current market. The Exchange Offer expired on July 22, 2022. As a result of the Exchange Offer, the exercise price of approximately 13 million stock options, affecting approximately 700 eligible employees, was adjusted during the third quarter of 2022 to $20.00. The total incremental non-cash stock-based compensation expense resulting from the Exchange Offer is $28 million, which will be recognized over the remaining vesting period of the applicable options. During the three and nine months ended September 30, 2022, we recognized $8 million of incremental non-cash, stock-based compensation expense on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as a result of the Exchange Offer.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

	As of September 30,
	2022	2021

	(In thousands)
Anti-dilutive stock awards	8,435	6,898
Performance/market based options	15,508	15,425
Restricted Performance Units/Awards	1,146	1,402
Common stock warrants	46,029	46,029
Total	71,118	69,754

4.Supplemental Data - Statements of Cash Flows

The following table presents certain supplemental cash flow and other non-cash data. See Note 8 for supplemental cash flow and non-cash data related to leases.

	For the Nine Months Ended
	September 30,
	2022	2021

	(In thousands)
Cash paid for interest (including capitalized interest)	$798,773	$679,047
Cash received for interest	6,827	3,002
Cash paid for income taxes	49,746	79,528
Capitalized interest (1)	773,689	599,215
Employee benefits paid in Class A common stock	26,348	30,321
Convertible debt reclassified per ASU 2020-06	—	1,051,344
Deferred taxes reclassified per ASU 2020-06	—	245,778
Vendor financing	82,325	26,463
FCC licenses reclassification (2)	122,657	915,449
Purchases of wireless equipment	537,977	239,686
Asset retirement obligation	101,342	19,197

(1)	See Note 2 for further information.
(2)	See Note 10 for further information.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

5.	Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	September 30,	December 31,
	2022	2021

	(In thousands)
Marketable investment securities:
Current marketable investment securities:
Strategic - available-for-sale	$144	$152
Strategic - trading/equity	1,010	1,895
Other	101,904	2,973,471
Total current marketable investment securities	103,058	2,975,518
Restricted marketable investment securities (1)	36,044	28,696
Total marketable investment securities	139,102	3,004,214

Restricted cash and cash equivalents (1)	67,670	5,306,072

Other investment securities:
Other investment securities	168,566	150,941
Total other investment securities	168,566	150,941

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$375,338	$8,461,227

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash, cash equivalents and marketable investment securities” on our Condensed Consolidated Balance Sheets.

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

Current Marketable Investment Securities – Strategic

Our current strategic marketable investment securities portfolio includes and may include strategic and financial debt and/or equity investments in private and public companies that are highly speculative and have experienced and continue to experience volatility. As of September 30, 2022, this portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers. The fair value of certain of the debt and equity securities in this portfolio can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of September 30, 2022 and December 31, 2021, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit and trusts.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	September 30, 2022				December 31, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(In thousands)
Cash equivalents (including restricted)	$717,496	$103,905	$613,591	$—	$7,592,696	$83,302	$7,509,394	$—

Debt securities (including restricted):
Commercial paper	$52,823	$—	$52,823	$—	$2,533,875	$—	$2,533,875	$—
Corporate securities	84,617	—	84,617	—	462,999	—	462,999	—
Other	652	—	508	144	5,445	—	5,293	152
Equity securities	1,010	1,010	—	—	1,895	1,895	—	—
Total	$139,102	$1,010	$137,948	$144	$3,004,214	$1,895	$3,002,167	$152

As of September 30, 2022, restricted and non-restricted marketable investment securities included debt securities of $138 million with contractual maturities within one year. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Derivative Instruments

We have the option to purchase certain of T-Mobile’s 800 MHz spectrum licenses from T-Mobile at a fixed price in the future. This instrument meets the definition of a derivative and was valued based upon, among other things, our estimate of the underlying asset price, the expected term, volatility and the risk free rate of return. The instrument acquisition date fair value was $713 million. The derivative is remeasured quarterly. As of September 30, 2022 and December 31, 2021, the derivative’s fair value was $770 million and $678 million, respectively, and is included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets. The change in the derivative’s fair value was primarily driven by Level 3 current market data indicative of pricing of similar assets, which resulted in an increase in our estimate of our derivative’s underlying asset value. All changes in the derivative’s fair value are recorded in “Other, net” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) until the option is either exercised or expires. See the table below. If we elect to exercise the option and purchase these licenses, we will record the licenses at fair value at that date in “FCC authorizations” on our Condensed Consolidated Balance Sheets. If we elect to not exercise the option or it expires, we will expense the derivative’s fair value at that date on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and are potentially subject to pay T-Mobile a fee of approximately $72 million per the Spectrum Purchase Agreement under certain circumstances. See our Annual Report on Form 10-K for the year ended December 31, 2021 for further information on the Spectrum Purchase Agreement.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Gains and Losses on Sales and Changes in Carrying Amounts of Investments and Other

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Other, net:	2022	2021	2022	2021

	(In thousands)
Marketable investment securities - realized and unrealized gains (losses)	$(485)	$(1,634)	$(896)	$(1,633)
Derivative instruments - net realized and/or unrealized gains (losses) (1)	34,000	(7,380)	92,000	(18,380)
Non-marketable investment securities - gains (losses)	27,054	—	27,427	317
Costs related to early redemption of debt	—	—	(1,149)	(3,587)
Equity in earnings (losses) of affiliates	(570)	424	687	1,957
Other	(2,058)	39,659	(3,805)	39,924
Total	$57,941	$31,069	$114,264	$18,598

(1)	The change in the derivative’s fair value was primarily driven by Level 3 current market data indicative of pricing of similar assets, which resulted in an increase in our estimate of our derivative’s underlying asset value. See above for further information on our valuation of derivative instruments.

6.Inventory

Inventory consisted of the following:

	As of
	September 30,	December 31,
	2022	2021

	(In thousands)
Finished goods	$519,769	$489,073
Work-in-process and service repairs	15,790	19,074
Raw materials	34,986	26,790
Total inventory	$570,545	$534,937

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

7.Property and Equipment and Intangible Assets

Property and Equipment

Property and equipment consisted of the following:

	Depreciable			As of
	Life			September 30,	December 31,
	(In Years)			2022	2021

				(In thousands)
Equipment leased to customers	2	-	5	$1,366,141	$1,530,943
Satellites	4	-	15	1,718,865	1,734,024
Satellites acquired under finance lease agreements		15		344,447	567,870
Furniture, fixtures, equipment and other	2	-	20	2,657,354	2,350,839
Buildings and improvements	5	-	40	379,618	376,952
Land		-		17,513	17,513
Construction in progress		-		3,083,240	1,309,757
Total property and equipment				9,567,178	7,887,898
Accumulated depreciation				(4,566,698)	(4,630,111)
Property and equipment, net				$5,000,480	$3,257,787

Construction in progress consisted of the following:

	As of
	September 30,	December 31,
	2022	2021

	(In thousands)
Pay-TV	$33,766	$39,269
Wireless	3,049,474	1,270,488
Total construction in progress	$3,083,240	$1,309,757

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(In thousands)
Equipment leased to customers	$47,745	$60,616	$148,775	$188,405
Satellites	36,083	47,833	111,970	146,645
Buildings, furniture, fixtures, equipment and other	53,196	32,176	148,644	92,418
Intangible assets	37,712	36,666	109,911	126,598
Total depreciation and amortization	$174,736	$177,291	$519,300	$554,066

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Satellites

Pay-TV Satellites. We currently utilize 11 satellites in geostationary orbit approximately 22,300 miles above the equator, seven of which we own and depreciate over their estimated useful life. We currently utilize certain capacity on one satellite that we lease from EchoStar, which is accounted for as an operating lease. We also lease three satellites from third parties: Ciel II, which is accounted for as an operating lease, Nimiq 5, which is accounted for as a financing lease and is depreciated over its economic life, and the Anik F3 satellite, which was accounted for as a finance lease until April 2022 and was fully depreciated. During April 2022, we extended the Anik F3 lease and as a result it is currently accounted for as an operating lease.

As of September 30, 2022, our pay-TV satellite fleet consisted of the following:

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

Intangible Assets

On June 21, 2022, we and T-Mobile signed an amendment to the MNSA. In connection with this amendment, T-Mobile agreed to transfer to us (subject to required regulatory approvals) all Boost branded customers of former Sprint affiliates, Shentel and Swiftel, as well as Boost branded customers who were previously part of the California Public Utilities Commission CARE program. We received regulatory approvals and on September 1, 2022 closed the transfer and acquired these customers. There was no cash consideration for these customers. The acquired customer relationships were recorded at fair value in “Intangible assets, net” on our Condensed Consolidated Balance Sheets and will be amortized to expense on a straight-line basis over the estimated subscriber life.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

8.Leases

We enter into operating and finance leases for, among other things, communication towers, satellites, office space, fiber and transport equipment, warehouses and distribution centers, vehicles and other equipment. Materially all of our leases have remaining lease terms from one to 15 years, some of which include renewal options, and some of which include options to terminate the leases within one year.

During the fourth quarter of 2021, our QuetzSat-1 finance lease expired. Through the first quarter of 2022, our Anik F3 and Nimiq 5 satellites were accounted for as finance leases. However, during April 2022, we extended the Anik F3 lease and as a result it is currently accounted for as an operating lease. Substantially all of our remaining leases are accounted for as operating leases.

The components of lease expense were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(In thousands)
Operating lease cost (1)	$91,447	$14,004	$229,359	$47,585

Short-term lease cost (2)	3,281	2,488	10,220	9,686

Finance lease cost:
Amortization of right-of-use assets (3)	6,048	17,829	21,989	53,488
Interest on lease liabilities (3)	3,926	3,467	9,084	11,635
Total finance lease cost (3)	9,974	21,296	31,073	65,123
Total lease costs	$104,702	$37,788	$270,652	$122,394

(1)	The increase in operating lease cost is primarily related to communication tower leases.
(2)	Leases that have terms of 12 months or less.
(3)	The decrease in finance lease cost is primarily related to the QuetzSat-1 finance lease, which expired in November 2021, as well as the Anik F3 finance lease that was extended in April 2022 and as a result is currently accounted for as an operating lease.

Supplemental cash flow information related to leases was as follows:

	For the Nine Months Ended
	September 30,
	2022	2021

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$106,036	$52,220
Operating cash flows from finance leases	$8,721	$9,932
Financing cash flows from finance leases	$34,266	$49,873

Right-of-use assets obtained in exchange for lease obligations:
Operating leases (1)	$1,184,791	$799,261
Finance leases	$51,661	$—

(1)	The increase in operating lease assets primarily related to communication tower leases.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Supplemental balance sheet information related to leases was as follows:

	As of
	September 30,	December 31,
	2022	2021

	(In thousands)
Operating Leases:
Operating lease assets (1)	$2,513,219	$1,493,410

Other current liabilities	$163,915	$75,748
Operating lease liabilities (1)	2,500,747	1,453,395
Total operating lease liabilities	$2,664,662	$1,529,143

Finance Leases:
Property and equipment, gross	$397,127	$568,889
Accumulated depreciation	(297,754)	(499,188)
Property and equipment, net	$99,373	$69,701

Other current liabilities	$41,915	$34,772
Other long-term liabilities	75,139	64,886
Total finance lease liabilities	$117,054	$99,658

Weighted Average Remaining Lease Term:
Operating leases	12.2 years	12.9 years
Finance leases	2.6 years	2.6 years

Weighted Average Discount Rate:
Operating leases	6.9%	5.3%
Finance leases	9.7%	11.0%

(1)	The increase in operating lease assets and liabilities primarily related to communication tower leases.

Maturities of lease liabilities as of September 30, 2022 were as follows:

	Maturities of Lease Liabilities
	Operating	Finance
For the Years Ending December 31,	Leases	Leases	Total

	(In thousands)
2022 (remaining three months)	$51,993	$10,017	$62,010
2023	236,556	54,125	290,681
2024	259,893	45,532	305,425
2025	287,072	15,756	302,828
2026	314,762	7,058	321,820
Thereafter	3,018,557	—	3,018,557
Total lease payments	4,168,833	132,488	4,301,321
Less: Imputed interest	(1,504,171)	(15,434)	(1,519,605)
Total	2,664,662	117,054	2,781,716
Less: Current portion	(163,915)	(41,915)	(205,830)
Long-term portion of lease obligations	$2,500,747	$75,139	$2,575,886

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

9.Long-Term Debt and Finance Lease Obligations

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of September 30, 2022 and December 31, 2021:

	As of
	September 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In thousands)
5 7/8% Senior Notes due 2022 (1)	$—	$—	$2,000,000	$2,039,700
5% Senior Notes due 2023 (2)	1,500,000	1,474,080	1,500,000	1,541,670
2 3/8% Convertible Notes due 2024	1,000,000	908,090	1,000,000	966,990
5 7/8% Senior Notes due 2024	2,000,000	1,789,840	2,000,000	2,060,180
0% Convertible Notes due 2025	2,000,000	1,321,140	2,000,000	2,016,880
7 3/4% Senior Notes due 2026	2,000,000	1,538,100	2,000,000	2,122,700
3 3/8% Convertible Notes due 2026	3,000,000	2,067,570	3,000,000	2,844,030
5 1/4% Senior Secured Notes due 2026	2,750,000	2,279,503	2,750,000	2,792,900
7 3/8% Senior Notes due 2028	1,000,000	677,730	1,000,000	1,017,060
5 3/4% Senior Secured Notes due 2028	2,500,000	1,906,050	2,500,000	2,520,650
5 1/8% Senior Notes due 2029	1,500,000	891,195	1,500,000	1,365,645
Other notes payable	137,435	137,435	137,069	137,069
Subtotal	19,387,435	$14,990,733	21,387,069	$21,425,474
Unamortized deferred financing costs and other debt discounts, net	(59,087)		(69,711)
Finance lease obligations (3)	117,054		99,658
Total long-term debt and finance lease obligations (including current portion)	$19,445,402		$21,417,016

(1)	As of July 15, 2022, we had repurchased or redeemed the principal balance of our 5 7/8% Senior Notes due 2022.
(2)	Our 5% Senior Notes due 2023 mature on March 15, 2023 and have been reclassified to “Current portion of long-term debt and finance lease obligations” on our Condensed Consolidated Balance Sheets as of September 30, 2022.
(3)	Disclosure regarding fair value of finance leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

Future Capital Requirements

We have and expect to continue to incur significant expenditures in 2022 and 2023 related to our 5G Network Deployment, including, but not limited to, capital expenditures associated with our 5G Network Deployment, and the potential purchase of additional wireless spectrum licenses. The amount of capital required will also depend on, among other things, debt maturities (as detailed in the table above) and the levels of investment necessary to support potential strategic initiatives that may arise from time to time. These factors, including, but not limited to, a reduction in our available future cash flows as a result of our 5G Network Deployment and debt maturities, will require us to raise additional capital in the future, in particular to fund our senior notes due in 2023 with an aggregate principal balance of $1.5 billion, which mature on March 15, 2023.

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

Intercompany Loan

The net proceeds from the offering of our 5 1/4% Senior Secured Notes due 2026 and our 5 3/4% Senior Secured Notes due 2028 (the “Senior Notes”) issued on November 26, 2021 were used by DISH DBS to make an intercompany loan to DISH Network pursuant to a Loan and Security Agreement dated November 26, 2021 (together with potential future advances to DISH Network, the “Intercompany Loan”) between DISH DBS and DISH Network in order to finance the purchase of wireless spectrum licenses and for general corporate purposes, including, but not limited to, our 5G Network Deployment. The Intercompany Loan will mature in two tranches, with the first tranche maturing on December 1, 2026 (the “2026 Tranche”) and the second tranche maturing on December 1, 2028 (the “2028 Tranche”). DISH DBS may make additional advances to DISH Network under the Intercompany Loan, and on February 11, 2022, DISH DBS advanced an additional $1.5 billion to DISH Network under the Intercompany Loan 2026 Tranche. Interest accrues and is payable semiannually, and interest payments with respect to the Intercompany Loan are, at our option, payable in kind for the first two years. In the third year, a minimum of 50% of each interest payment due with respect to each tranche of the Intercompany Loan must be paid in cash. Thereafter, interest payments must be paid in cash. Interest will accrue: (a) when paid in cash, at a fixed rate of 0.25% per annum in excess of the interest rate applicable to, in the case of the 2026 Tranche, the 5 1/4% Senior Secured Notes due 2026, and in the case of the 2028 Tranche, the 5 3/4% Senior Secured Notes due 2028 (each, the “Cash Accrual Rate” with respect to the applicable tranche); and (b) when paid in kind, at a rate of 0.75% per annum in excess of the Cash Accrual Rate for the applicable tranche. As of September 30, 2022, the total Intercompany Loan amount outstanding plus interest paid in kind was $6.945 billion. The cash proceeds of the Intercompany Loan of $6.750 billion were paid to the FCC in connection with Weminuche’s winning bids in Auction 110. As a result, the Intercompany Loan is secured by Weminuche’s interest in the wireless spectrum licenses acquired in Auction 110 with such cash proceeds up to the total loan amount outstanding including interest paid in kind. The remaining balance of our winning bids of approximately $455 million was paid from cash and marketable investment securities balances at that time, for a total of approximately $7.205 billion. Under certain circumstances, DISH Network wireless spectrum licenses (valued based upon a third-party valuation) may be substituted for the collateral. The Intercompany Loan is not included as collateral for the Senior Secured Notes, and the Senior Secured Notes are subordinated to DISH DBS’s existing and certain future unsecured notes with respect to certain realizations under the Intercompany Loan and any collateral pledged as security for the Intercompany Loan.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

10.Commitments and Contingencies

Commitments

Future maturities of our long-term debt, finance lease and contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 have not changed materially, other than those disclosed below.

“Other long-term obligations” totaled $15.624 billion as of September 30, 2022 and $12.685 billion as of December 31, 2021, an increase of $2.939 billion as of September 30, 2022. This increase primarily resulted from contractual commitments, including, but not limited to, certain minimum commitments resulting from the amendment to the MNSA with T-Mobile and a long-term agreement with Samsung, partially offset by the recognition of approximately $1.285 billion of communication tower leases recorded as “Operating lease assets” and “Operating lease liabilities” on our Condensed Consolidated Balance Sheets. These totals could increase as we continue our 5G Network Deployment. As of September 30, 2022, our future “Other long-term obligations” were as follows:

For the Years Ending December 31,	Other Long-Term Obligations (1)
(In thousands)
2022 (remaining three months)	$1,280,212
2023	3,240,617
2024	2,335,208
2025	1,884,912
2026	1,871,594
Thereafter	5,011,686
Total	$15,624,229

(1)	Represents minimum contractual commitments related to communication tower obligations, certain 5G Network Deployment commitments, obligations under the NSA with AT&T and the MNSA with T-Mobile, radios, software and integration services and satellite related and other obligations.

In certain circumstances the dates on which we are obligated to make these payments could be delayed.

We currently expect capital expenditures, excluding capitalized interest, for our 5G Network Deployment to be approximately $10 billion, including amounts incurred in 2021 and in the first nine months of 2022, of which approximately $2.682 billion is included above in “Other long-term obligations.”

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Wireless – 5G Network Deployment

We have invested a total of over $30 billion in wireless spectrum licenses, which includes over $10 billion in non-controlling investments in certain entities. The $30 billion of investments related to wireless spectrum licenses does not include $7 billion of capitalized interest related to the carrying value of such licenses.  See Note 2 for further information on capitalized interest.

Recent Wireless Spectrum Acquisitions

3.45–3.55 GHz. Auction 110 began on October 5, 2021 and ended January 4, 2022.  On January 14, 2022, the FCC announced that Weminuche was the winning bidder of 1,232 Flexible-Use Service Licenses in the 3.45–3.55 GHz band, with Weminuche’s aggregate winning bids totaling approximately $7.328 billion. During the third quarter of 2021, we paid $123 million to the FCC as a deposit for Auction 110. In January and February 2022, we paid the remaining balance of our winning bids of approximately $7.205 billion. We paid this obligation from cash, restricted cash and marketable investment securities balances at that time. On May 4, 2022, the FCC issued an order granting Weminuche’s application to acquire the 3.45–3.55 GHz licenses (the “3.45–3.55 GHz Licenses”). The payment made in 2021 was included in “Other current assets” as of December 31, 2021. As of September 30, 2022, our total payment of $7.328 billion has been recorded in “FCC authorizations” on our Condensed Consolidated Balance Sheets.

Wireless Spectrum Licenses

These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements that are summarized in the table below:

	Carrying	Build-Out Deadlines		Expiration
	Amount	Interim	Final	Date
	(In thousands)
Owned:
DBS Licenses (1)	$677,409
700 MHz Licenses (2)	711,871		June 14, 2023 (3)	June 2023
AWS-4 Licenses (2)	1,940,000		June 14, 2023 (3)	June 2023
H Block Licenses (2)	1,671,506		June 14, 2023 (4)	June 2023
600 MHz Licenses	6,212,579		June 14, 2025 (5)	June 2029
MVDDS Licenses (1)	24,000			August 2024
LMDS Licenses (1)	—			September 2028
28 GHz Licenses	2,883		October 2, 2029 (6)	October 2029
24 GHz Licenses	11,772		December 11, 2029 (6)	December 2029
37 GHz, 39 GHz and 47 GHz Licenses	202,533		June 4, 2030 (6)	June 2030
3550-3650 MHz Licenses	912,939		March 12, 2031 (6)	March 2031
3.7-3.98 GHz Licenses	2,688	July 23, 2029 (6)	July 23, 2033 (6)	July 2036
3.45–3.55 GHz Licenses	7,327,989	May 4, 2026 (6)	May 4, 2030 (6)	May 2037
Subtotal	19,698,169
Non-controlling Investments:
Northstar	5,618,930		October 2025 (7)	October 2025 (7)
SNR	4,271,459		October 2025 (7)	October 2025 (7)
Total AWS-3 Licenses	9,890,389

Capitalized Interest (8)	7,099,297
Total as of September 30, 2022	$36,687,855

(1)	The build-out deadlines for these licenses have been met.
(2)	The interim build-out deadlines for these licenses have been met.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(3)	For these licenses, we must offer 5G broadband service to 70% of the United States population by this date; provided, however, if by June 14, 2023, we are offering 5G broadband service with respect to these licenses to at least 50% of the population of the United States but less than 70% of the population of the United States, the final deadline shall be further extended automatically to June 14, 2025, for us to construct and offer 5G broadband service to at least 70% of the population in each Economic Area (which is a service area established by the FCC) with respect to these licenses.
(4)	For these licenses, we must offer 5G broadband service to at least 70% of the United States population by this date; provided, however, that if by June 14, 2023, we are offering 5G broadband service with respect to these licenses to at least 50% of the population of the United States but less than 70% of the population of the United States, the final deadline shall be further extended automatically to June 14, 2025, for us to construct and offer 5G broadband service to at least 75% of the population in each Economic Area with respect to these licenses.
(5)	For these licenses, we must offer 5G broadband service to at least 75% of the population in each Partial Economic Area (which is a service area established by the FCC) by this date. We have also acquired certain additional 600 MHz licenses through private transactions. These licenses are currently subject to their original FCC buildout deadlines.
(6)	There are a variety of build-out options and associated build-out metrics associated with these licenses.
(7)	For these licenses, Northstar Wireless and SNR Wireless must provide reliable signal coverage and offer service to at least 75% of the population of each license area by this date. The AWS-3 interim build-out requirement was not met and as a result, the AWS-3 expiration date and the AWS-3 final build-out requirement have been accelerated by two years (from October 2027 to October 2025) for each AWS-3 License area in which Northstar Wireless and SNR Wireless did not meet the requirement.
(8)	See Note 2 for further information.

Commercialization of Our Wireless Spectrum Licenses and Related Assets. We plan to commercialize our wireless spectrum licenses through our 5G Network Deployment. We have committed to deploy a facilities-based 5G broadband network capable of serving increasingly larger portions of the U.S. population at different deadlines, including 20% of the U.S. population by June 2022 and 70% of the U.S. population by June 2023.  As previously disclosed, if by June 2023, we are offering 5G broadband service to at least 50% of the U.S. population but less than 70% of the U.S. population, the 70% June 2023 deadline will be extended automatically to June 2025; however, as a result, we may, under certain circumstances, be subject to certain penalties. On June 14, 2022, we announced we had successfully reached our 20% population coverage requirement. We are currently focused on our progression towards offering 5G broadband service to at least 70% of the U.S. population with a minimum of 15,000 5G sites. As of September 30, 2022, we had completed construction on over 10,000 5G sites, which are capable of providing broadband coverage to over 35% of the U.S. population. Construction starts are continuing at a rate of approximately 1,000 5G sites per month.  We currently expect capital expenditures, excluding capitalized interest, for our 5G Network Deployment to be approximately $10 billion, including amounts incurred in 2021 and in the first nine months of 2022. See Note 2 for further information.

We will need to make significant additional investments or partner with others to, among other things, complete our 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as we complete our initial 5G Network Deployment, we have and will continue to incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure, and third party integration. As a result of these investments, among other factors, we plan to raise additional capital, which may not be available on favorable terms. See Note 9 for further information. We may also determine that additional wireless spectrum licenses may be required to complete our 5G Network Deployment and to compete with other wireless service providers. For example, the auction for the Flexible-Use Service Licenses in the 2.5 GHz band (“Auction 108”) began on July 29, 2022 and ended on August 29, 2022.  On July 11, 2022, the FCC announced that we and 81 other applicants were qualified to participate in Auction 108. On September 1, 2022, the FCC announced the list of winning bidders where we did not win any licenses. During September 2022, we received a refund for the balance of our deposit.

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

On October 21, 2022, we, through our wholly-owned subsidiary American II received notice that Northstar Manager exercised the Northstar Put Right effective as of October 21, 2022. The value of the Northstar Put Right has accrued to approximately $93 million as of September 30, 2022. The consummation of the sale is subject to approval by the FCC. We expect to fund this obligation from cash and marketable investment securities balances at that time.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On November 15, 2021, we, through our wholly-owned subsidiary American III received notice that SNR Management exercised the SNR Put Right effective as of November 15, 2021. The value of the SNR Put Right has accrued to approximately $353 million as of September 30, 2022. The consummation of the sale is subject to approval by the FCC. We expect to fund this obligation from cash and marketable investment securities balances at that time.

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

As of September 30, 2022 and December 31, 2021, the aggregate value of Northstar Manager’s ownership interest in Northstar Spectrum and SNR Management’s ownership interest in SNR HoldCo was $446 million and $395 million, respectively, recorded as “Redeemable noncontrolling interests” on our Condensed Consolidated Balance Sheets.

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

In October and November 2021, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office requesting ex parte reexamination of the validity of certain asserted claims of the 784 patent, the 799 patent and the 970 patent. In November and December, 2021, the United States Patent and Trademark Office granted review of the challenged claims of the 799 patent and the 970 patent, but denied review of the challenged claims of the 784 patent. In December 2021, DISH Network L.L.C. petitioned for review of the denial as to the 784 patent. On January 24, 2022, an examiner of the United States Patent and Trademark Office affirmed the challenged claims of the 799 patent, and on September 2, 2022, an examiner of the United States Patent and Trademark Office preliminarily rejected the claims of the 970 patent. Trial has been scheduled for February 27, 2023. In an updated report, ClearPlay’s damages expert now contends that ClearPlay is entitled to $885 million in damages.

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

On June 16, 2021, the United States Patent and Trademark Office issued a certificate cancelling the challenged claims of the 437 patent and, on July 9, 2021, it issued certificates cancelling the challenged claims of the 090 and 494 patents. Customedia thereafter petitioned the United States Patent and Trademark Office to withdraw its cancellation certificates. On November 22, 2021, the United States Patent and Trademark Office denied Customedia’s petition as to the 437 patent, and on June 14, 2022, it denied Customedia’s petitions as to the 090 patent and the 494 patent. Accordingly, on August 10, 2022, the District Court granted DISH Network L.L.C.’s Motion to Dismiss with prejudice, and entered final judgment in its favor. DISH Network L.L.C. has moved to have the case declared “exceptional” and to recover a portion of its attorneys’ fees, but the risk of liability from this matter is now concluded.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Digital Broadcasting Solutions, LLC

On August 29, 2022, Digital Broadcasting Solutions, LLC filed a complaint against our wholly-owned subsidiaries DISH Network L.L.C. and DISH Technologies L.L.C. in the United States District Court for the Eastern District of Texas. The complaint alleges infringement of U.S. Patent No. 8,929,710 (the “710 patent”) and U.S. Patent No. 9,538,122 (the “122 patent”), each entitled “System and method for time shifting at least a portion of a video program.” Generally, the plaintiff contends that the AutoHop feature of our Hopper set-top boxes infringes the asserted patents.

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

Entropic Communications, LLC

On March 9, 2022, Entropic Communications, LLC (“Entropic”) filed a complaint against us and our wholly-owned subsidiaries DISH Network L.L.C. and Dish Network Service L.L.C. in the United States District Court for the Eastern District of Texas.  The complaint alleges infringement of U.S. Patent No. 7,130,576 (the “576 patent”), entitled “Signal Selector and Combiner for Broadband Content Distribution”; U.S. Patent No. 7,542,715 (the “715 Patent”), entitled “Signal Selector and Combiner for Broadband Content Distribution”; and U.S. Patent No. 8,792,008 (the “008 Patent”), entitled “Method and Apparatus for Spectrum Monitoring.” On March 30, 2022, Entropic filed an amended complaint alleging infringement of the same patents. Generally, the plaintiff accuses satellite antennas, low-noise block converters, signal selector and combiners, and set-top boxes and the manner in which they process signals for satellite television customers of infringing the asserted patents. On October 24, 2022, this case was ordered to be transferred to the United States District Court for the Central District of California.

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

Gravel Rating Systems LLC

On April 23, 2021, Gravel Rating Systems LLC (“Gravel Rating Systems”) filed a complaint in the United States District Court for the Eastern District of Texas against our wholly-owned subsidiary DISH Wireless L.L.C.  The complaint alleges infringement of U.S. Patent No. 7,590,636 (the “636 patent”), entitled “Knowledge Filter.”  The complaint accuses the Boost Mobile website of infringing the 636 patent in connection with the way in which it collects and stores user comments and ratings.  Gravel Rating Systems has brought similar complaints against, among others, T-Mobile, Costco, Lowe’s, Kohl’s and Target. On October 24, 2022, pursuant to a joint motion of the parties, the Court dismissed the lawsuit against DISH Wireless L.L.C. This matter is now concluded.

Jones 401(k) Litigation

On December 20, 2021, four former employees filed a class action complaint in the United States District Court for the District of Colorado against us, our Board of Directors, and our Retirement Plan Committee alleging fiduciary breaches arising from the management of our 401(k) Plan. The putative class, comprised of all participants in the Plan on or after January 20, 2016, alleges that the Plan had excessive recordkeeping and administrative expenses and that it maintained underperforming funds.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

As a result, neither we nor any of our subsidiaries is a defendant in the Original Texas Action; the Court has dismissed without prejudice the Second Texas Action and the Third Texas Action; and our wholly-owned subsidiaries DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C. as well as Arris Group, Inc., are defendants in the Colorado Action, which now has Realtime Adaptive Streaming as the named plaintiff. Following a settlement with the plaintiff, Arris Group, Inc. was dismissed from the action on March 10, 2021.

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

On July 30, 2021, the District Court granted summary judgment in favor of DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C., holding that the remaining asserted patent, the 610 patent, is invalid because it claims patent-ineligible abstract subject matter. Realtime Adaptive Streaming has filed a notice of appeal from that ruling to the United States Court of Appeals for the Federal Circuit, and that appeal was fully briefed as of October 21, 2022. On January 21, 2022, the District Court granted the motion by DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C. to have the case declared “exceptional,” and on September 20, 2022, awarded them $3.9 million in attorneys’ fees. On October 7, 2022, Realtime Adaptive Streaming filed a notice of appeal to the United States Court of Appeals for the Federal Circuit from the exceptionality and fee award orders. Independently, on September 21, 2021, in connection with an ex parte reexamination of the validity of the 610 patent, an examiner at the United States Patent and Trademark Office issued a final office action rejecting each asserted claim of the 610 patent. On February 15, 2022, Realtime Adaptive Streaming filed a notice of appeal from that final office action to the Patent Trial and Appeal Board.

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

SafeCast Limited

On June 27, 2022, SafeCast Limited filed a complaint against us in the United States District Court for the Western District of Texas. The complaint alleges that we infringe U.S. Patent No. 9,392,302, entitled “System for providing improved facilities in time-shifted broadcasts.” On the same day, it brought complaints in the same court asserting infringement of the same patent against AT&T, Google, HBO, NBCUniversal, Paramount and Verizon. On September 13, 2022, we and SafeCast Limited filed a joint motion to have the case transferred to the United States District Court for the District of Colorado.

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

Our Board of Directors has established a Special Litigation Committee to review the factual allegations and legal claims in this action. On May 15, 2018, the District Court granted the Special Litigation Committee’s motion to stay the case pending its investigation. The Special Litigation Committee’s report was filed on November 27, 2018, and recommended that the Company not pursue the claims asserted by the derivative plaintiffs. On December 20, 2018, the Special Litigation Committee filed a motion seeking deferral to its determination that the claims should be dismissed. Following a two-day evidentiary hearing on July 6-7, 2020, on July 17, 2020, the District Court entered an order granting the Special Litigation Committee’s motion and, thereafter, entered judgment in favor of the DISH Director Defendants.

On August 25, 2020, the derivative plaintiffs filed a notice of appeal to the Nevada Supreme Court, and on August 4, 2022, that Court unanimously affirmed the District Court’s judgment in favor of the Director Defendants. This matter is now concluded.

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

On July 14, 2016, TQ Delta stipulated to dismiss with prejudice all claims related to the 369 patent and the 956 patent. On July 20, 2016, we filed petitions with the United States Patent and Trademark Office challenging the validity of all of the patent claims of the 404 patent and the 268 patent that have been asserted against us. Third parties filed petitions with the United States Patent and Trademark Office challenging the validity of all of the patent claims that have been asserted against us in the action. On November 4, 2016, the United States Patent and Trademark Office agreed to institute proceedings on the third-party petitions related to the 158 patent, the 243 patent, the 412 patent and the 430 patent.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On December 28, 2020, the United States Patent and Trademark Office issued a final written decision upholding the validity of the challenged claims of the 273 patent. Sling TV L.L.C. appealed that decision to the United States Court of Appeals for the Federal Circuit, and on February 2, 2022, the Federal Circuit vacated the final written decision and remanded to the United States Patent and Trademark Office to reconsider its ruling. On remand, on September 7, 2022, the United States Patent and Trademark Office found all challenged claims of the 273 patent invalid.

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

Thereafter, the District Court maintained the stay until October 26, 2018. On February 11, 2019, the District Court granted Vermont National’s unopposed motion for leave to file an amended complaint. On March 28, 2019, the defendants filed a motion to dismiss Vermont National’s amended complaint, and on March 23, 2021, the District Court granted the motion to dismiss. On April 21, 2021, Vermont National filed a notice of appeal to the United States Court of Appeals for the DC Circuit and, on May 17, 2022, that court reversed the District Court’s dismissal of the complaint. On June 16, 2022, the Defendants-Appellees filed a petition for rehearing or rehearing en banc, but on August 17, 2022, that petition was denied

We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of this proceeding or determine the extent of any potential liability or damages.

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

The total assets, revenue and operating income by segment were as follows:

	As of
	September 30,	December 31,
	2022	2021

	(In thousands)
Total assets:
Pay-TV	$43,874,451	$43,799,761
Wireless (1)	44,309,666	33,310,090
Eliminations (1)	(39,181,093)	(29,108,126)
Total assets	$49,003,024	$48,001,725

(1)	The increase primarily resulted from intercompany advances to purchase the 3.45–3.55 GHz band licenses and for capital expenditures related to our 5G Network Deployment. See Note 10 for further information.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(In thousands)
Revenue:
Pay-TV	$3,078,418	$3,220,128	$9,399,244	$9,676,487
Wireless	1,018,132	1,230,072	3,241,590	3,761,834
Eliminations	(1,099)	(565)	(4,800)	(3,873)
Total revenue	$4,095,451	$4,449,635	$12,636,034	$13,434,448

Operating income (loss):
Pay-TV	$647,654	$699,730	$2,185,171	$2,299,387
Wireless	(220,625)	17,975	(514,847)	189,632
Total operating income (loss)	$427,029	$717,705	$1,670,324	$2,489,019

Geographic Information. Revenue is attributed to geographic regions based upon the location where the goods and services are provided. All service revenue was derived from the United States. Substantially all of our long-lived assets reside in the United States.

The following table summarizes revenue by geographic region:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Revenue:	2022	2021	2022	2021

	(In thousands)
United States	$4,082,463	$4,432,751	$12,603,549	$13,390,248
Canada and Mexico	12,988	16,884	32,485	44,200
Total revenue	$4,095,451	$4,449,635	$12,636,034	$13,434,448

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Category:	2022	2021	2022	2021

	(In thousands)
Pay-TV subscriber and related revenue	$3,037,279	$3,175,193	$9,280,621	$9,541,602
Wireless services and related revenue	892,820	1,038,042	2,754,008	3,136,016
Pay-TV equipment sales and other revenue	41,139	44,935	118,623	134,885
Wireless equipment sales and other revenue	125,312	192,030	487,582	625,818
Eliminations	(1,099)	(565)	(4,800)	(3,873)
Total	$4,095,451	$4,449,635	$12,636,034	$13,434,448

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

12.Contract Balances

Our valuation and qualifying accounts as of September 30, 2022 were as follows:

Allowance for credit losses	Balance at Beginning of Period	Current Period Provision for Expected Credit Losses	Write-offs Charged Against Allowance	Balance at End of Period

	(In thousands)
For the nine months ended September 30, 2022	$38,534	$53,141	$(54,966)	$36,709

Contract liabilities arise when we bill our customers and receive consideration in advance of providing the service. Contract liabilities are recognized as revenue when the service has been provided to the customer. Contract liabilities are recorded in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets.

	As of
	September 30,	December 31,
	2022	2021

	(In thousands)
Contract liabilities	$686,700	$714,428

Our beginning of period contract liability recorded as customer contract revenue during 2022 was $706 million.

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

“Trade accounts receivable”

As of September 30, 2022 and December 31, 2021, trade accounts receivable from EchoStar was $1 million. These amounts are recorded in “Trade accounts receivable” on our Condensed Consolidated Balance Sheets.

“Trade accounts payable”

As of September 30, 2022 and December 31, 2021, trade accounts payable to EchoStar was $10 million and $9 million, respectively. These amounts are recorded in “Trade accounts payable” on our Condensed Consolidated Balance Sheets.

“Equipment sales and other revenue”

During each of the three months ended September 30, 2022 and 2021, we received $1 million for services provided to EchoStar. During each of the nine months ended September 30, 2022 and 2021, we received $4 million for services provided to EchoStar. These amounts are recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these revenues are discussed below.

Real Estate Lease Agreements. We have entered into lease agreements pursuant to which we lease certain real estate to EchoStar. The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic areas, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises. The term of each lease is set forth below:

●	El Paso Lease Agreement. During 2012, we began leasing certain space at 1285 Joe Battle Blvd., El Paso, Texas to EchoStar for an initial period ending on August 1, 2015, which also provides EchoStar with renewal options for four consecutive three-year terms. During the second quarter of 2015, EchoStar exercised its first renewal option for a period ending on August 1, 2018 and in April 2018 EchoStar exercised its second renewal option for a period ending in July 2021, and in May 2021 EchoStar exercised its third renewal option for a period ending in July 2024.

●	90 Inverness Lease Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar leases certain space from us at 90 Inverness Circle East, Englewood, Colorado for a period ending in February 2023. EchoStar has the option to renew this lease for four three-year periods.

●	Cheyenne Lease Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar began leasing certain space from us at 530 EchoStar Drive, Cheyenne, Wyoming for a period ending in February 2019. In August 2018, EchoStar exercised its option to renew this lease for a one-year period ending in February 2020. EchoStar has the option to renew this lease for 12 one-year periods. In connection with the Master Transaction Agreement, we and EchoStar amended this lease to provide EchoStar with certain space for a period ending in September 2023, with the option for EchoStar to renew for a one-year period upon 180 days’ written notice prior to the end of the term.

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

TT&C Agreement – Master Transaction Agreement. In September 2019, in connection with the Master Transaction Agreement, we entered into an agreement pursuant to which we provide TT&C services to EchoStar for a period ending in September 2021, with the option for EchoStar to renew for a one-year period upon written notice at least 90 days prior to the initial expiration (the “MTA TT&C Agreement”). The fees for services provided under the MTA TT&C Agreement are calculated at either: (i) a fixed fee or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided. Either party is able to terminate the MTA TT&C Agreement for any reason upon 12 months’ notice. In June 2021, we amended the MTA TT&C Agreement to extend the term until September 2022 and added the option for EchoStar to renew for three one-year renewal terms. In August 2022, EchoStar exercised its first renewal option for a period ending in September 2023.

“Cost of services”

During each of the three months ended September 30, 2022 and 2021, we incurred $3 million of costs for services provided to us by EchoStar. During the nine months ended September 30, 2022 and 2021, we incurred $9 million and $11 million, respectively, of costs for services provided to us by EchoStar. These amounts are recorded in “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

“Cost of sales – equipment and other”

During each of the three months ended September 30, 2022 and 2021, we incurred $1 million for satellite hosting, operations and maintenance services as well as transmission of certain data.  During each of the nine months ended September 30, 2022 and 2021, we incurred $4 million for satellite hosting, operations and maintenance services as well as transmission of certain data. These amounts are recorded in “Cost of sales – equipment and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

“Selling, general and administrative expenses”

During the three months ended September 30, 2022 and 2021, we incurred $3 million and $4 million, respectively, for selling, general and administrative expenses for services provided to us by EchoStar. During the nine months ended September 30, 2022 and 2021, we incurred $10 million and $16 million, respectively, for selling, general and administrative expenses for services provided to us by EchoStar. These amounts are recorded in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The Tax Sharing Agreement will only terminate after the later of the full period of all applicable statutes of limitations, including extensions, or once all rights and obligations are fully effectuated or performed. In light of the Tax Sharing Agreement, among other things, and in connection with our consolidated federal income tax returns for certain tax years prior to and for the year of the Spin-off, during 2013, we and EchoStar agreed upon a supplemental allocation of the tax benefits arising from certain tax items resolved in the course of the IRS’ examination of these consolidated tax returns. As a result, we agreed to pay EchoStar $82 million of the tax benefit we received or will receive. Any payment to EchoStar, including accrued interest, will be made at such time as EchoStar would have otherwise been able to realize such tax benefit. As of September 30, 2022, we have paid $13 million of the tax benefit received, leaving $69 million remaining to be paid.

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

Hughes Broadband Master Services Agreement.  In March 2017, DISH Network L.L.C. (“DNLLC”) and HNS entered into the MSA pursuant to which DNLLC, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders for the Hughes broadband satellite service and related equipment; and (ii) installs Hughes service equipment with respect to activations generated by DNLLC.  Under the MSA, HNS will make certain payments to DNLLC for each Hughes service activation generated, and installation performed, by DNLLC.  Payments from HNS for services provided are recorded in “Service revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). For each of the three months ended September 30, 2022 and 2021, these payments were $2 million. For each of the nine months ended September 30, 2022 and 2021, these payments were $6 million. The MSA has an initial term of five years with automatic renewal for successive one-year terms. After the first anniversary of the MSA, either party has the ability to terminate the MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party.  Upon expiration or termination of the MSA, HNS will continue to provide the Hughes service to subscribers and make certain payments to DNLLC pursuant to the terms and conditions of the MSA. For the three months ended September 30, 2022 and 2021, we purchased broadband equipment from HNS of $3 million and $1 million, respectively, under the MSA. For the nine months ended September 30, 2022 and 2021, we purchased broadband equipment from HNS of $7 million and $4 million, respectively, under the MSA

Employee Matters Agreement – Share Exchange.  In connection with the completion of the Share Exchange, effective March 1, 2017, we and EchoStar entered into an Employee Matters Agreement that addresses the transfer of employees from EchoStar to us, including certain benefit and compensation matters and the allocation of responsibility for employee-related liabilities relating to current and past employees of the Transferred Businesses.  We assumed employee-related liabilities relating to the Transferred Businesses as part of the Share Exchange, except that EchoStar will be responsible for certain existing employee-related litigation as well as certain pre-Share Exchange compensation and benefits for employees transferring to us in connection with the Share Exchange.

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

The table below summarizes our transactions with NagraStar:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$10,285	$11,451	$32,713	$35,124

	As of
	September 30,	December 31,
	2022	2021

	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$11,434	$11,988
Commitments to NagraStar	$3,241	$5,630

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

The table below summarizes our transactions with Dish Mexico:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(In thousands)
Sales:
Satellite capacity	$—	$5,866	$—	$17,597
Uplink services	709	1,255	2,000	3,700
Total	$709	$7,121	$2,000	$21,297

	As of
	September 30,	December 31,
	2022	2021

	(In thousands)
Amounts Receivable:
Amounts receivable from Dish Mexico	$685	$6,692

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Our 5G Network Deployment business unit strategy is to commercialize our wireless spectrum licenses through the completion of the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G network (our “5G Network Deployment”). We have committed to deploy a facilities-based 5G broadband network capable of serving increasingly larger portions of the U.S. population at different deadlines, including 20% of the U.S. population by June 2022 and 70% of the U.S. population by June 2023.  As previously disclosed, if by June 2023, we are offering 5G broadband service to at least 50% of the U.S. population but less than 70% of the U.S. population, the 70% June 2023 deadline will be extended automatically to June 2025; however, as a result, we may, under certain circumstances, be subject to certain penalties. On June 14, 2022, we announced we had successfully reached our 20% population coverage requirement. We are currently focused on our progression towards offering 5G broadband service to at least 70% of the U.S. population with a minimum of 15,000 5G sites. As of September 30, 2022, we had completed construction on over 10,000 5G sites, which are capable of providing broadband coverage to over 35% of the U.S. population. Construction starts are continuing at a rate of approximately 1,000 5G sites per month.

We currently estimate deployment of our 5G broadband service to meet our 70% buildout milestone will require approximately $2 billion of additional capital. There can be no assurance that we will be able to meet our FCC milestones or that events will not occur requiring the expenditure of additional capital to meet these milestones.

Recent Developments

Economic Environment

During the first nine months of 2022, we experienced significant inflationary pressures in our commodity and labor costs resulting from the macroeconomic environment in the United States, which has significantly impacted our overall operating results as compared to the same period in 2021.

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

Cost of sales - equipment and other. “Cost of sales – equipment and other” principally includes the cost of wireless devices and other related items, the direct cost of wireless mobile network operations to deliver wireless voice and data services, as well as costs related to the non-subsidized sales of Pay-TV equipment. Costs are generally recognized as products are delivered to customers and the related revenue is recognized.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Other, net. The main components of “Other, net” are gains and losses realized on the sale and/or conversion of marketable and non-marketable investment securities and derivative instruments, impairment of marketable and non-marketable investment securities, unrealized gains and losses from changes in fair value of certain marketable and non-marketable investment securities and derivative instruments, and equity in earnings and losses of our affiliates.

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

Affordable Connectivity Program subscribers (“ACP subscribers”). The Emergency Broadband Benefit Program (“EBBP”) was launched by the FCC in February of 2021 to support broadband services and devices to help low-income individuals that meet certain eligibility criteria. The Affordable Connectivity Program (“ACP”) replaced the EBBP on December 31, 2021. ACP subscribers have a significantly higher churn rate compared to other retail Wireless subscribers and we incur lower costs to acquire these subscribers. Therefore, ACP subscriber additions are recorded net of disconnects.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Segments

Business Segments

We currently operate two primary business segments: (1) Pay-TV; and (2) Wireless. Our Wireless segment consists of two business units, the Retail Wireless business unit and 5G Network Deployment business unit. Revenue and operating income (loss) by segment are shown in the table below:

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021.

	For the Three Months Ended
	September 30,		Variance
	2022	2021	Amount	%

	(In thousands)
Revenue:
Pay-TV	$3,078,418	$3,220,128	$(141,710)	(4.4)
Wireless	1,018,132	1,230,072	(211,940)	(17.2)
Eliminations	(1,099)	(565)	(534)	(94.5)
Total revenue	$4,095,451	$4,449,635	$(354,184)	(8.0)

Operating income (loss):
Pay-TV	$647,654	$699,730	$(52,076)	(7.4)
Wireless	(220,625)	17,975	(238,600)	*
Total operating income (loss)	$427,029	$717,705	$(290,676)	(40.5)

*Percentage is not meaningful

Total revenue. Our consolidated revenue totaled $4.095 billion for the three months ended September 30, 2022, a decrease of $354 million or 8.0% compared to the same period in 2021. The net decrease primarily resulted from the decrease in revenue from our Wireless segment and our Pay-TV segment.

Total operating income (loss). Our consolidated operating income totaled $427 million for the three months ended September 30, 2022, a decrease of $291 million compared to the same period in 2021. The net decrease primarily resulted from the decrease in operating income from our Wireless segment and to a lesser extent our Pay-TV segment.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021.

	For the Nine Months Ended
	September 30,		Variance
	2022	2021	Amount	%

	(In thousands)
Revenue:
Pay-TV	$9,399,244	$9,676,487	$(277,243)	(2.9)
Wireless	3,241,590	3,761,834	(520,244)	(13.8)
Eliminations	(4,800)	(3,873)	(927)	(23.9)
Total revenue	$12,636,034	$13,434,448	$(798,414)	(5.9)

Operating income (loss):
Pay-TV	$2,185,171	$2,299,387	$(114,216)	(5.0)
Wireless	(514,847)	189,632	(704,479)	*
Total operating income (loss)	$1,670,324	$2,489,019	$(818,695)	(32.9)

*Percentage is not meaningful

Total revenue. Our consolidated revenue totaled $12.636 billion for the nine months ended September 30, 2022, a decrease of $798 million or 5.9% compared to the same period in 2021. The net decrease primarily resulted from the decrease in revenue from our Wireless segment and our Pay-TV segment.

Total operating income (loss). Our consolidated operating income totaled $1.670 billion for the nine months ended September 30, 2022, a decrease of $819 million compared to the same period in 2021. The net decrease primarily resulted from the decrease in operating income from our Wireless segment and to a lesser extent our Pay-TV segment.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV Segment

We offer Pay-TV services under the DISH® brand and the SLING® brand. As of September 30, 2022, we had 10.018 million Pay-TV subscribers in the United States, including 7.607 million DISH TV subscribers and 2.411 million SLING TV subscribers.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Our Pay-TV services also face increased competition from programmers and other companies who distribute video directly to consumers over the Internet, as well as traditional satellite television providers, cable companies and large telecommunications companies that are increasing their Internet-based video offerings. We also face competition from providers of video content, many of which are providers of our programming content, that distribute content over the Internet including services with live-linear television programming, as well as single programmer offerings and offerings of large libraries of on-demand content, including in certain cases original content. These product offerings include, among others, Netflix, Hulu, Apple+, Prime Video, YouTube TV, Disney+, ESPN+, Paramount+, HBO Max, STARZ, Peacock, Fubo and Philo.

Significant changes in consumer behavior regarding the means by which consumers obtain video entertainment and information in response to digital media competition could have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business.

In particular, consumers have shown increased interest in viewing certain video programming in any place, at any time and/or on any broadband or Internet-connected device they choose. Online content providers may cause our subscribers to disconnect our DISH TV services (“cord cutting”), downgrade to smaller, less expensive programming packages (“cord shaving”) or elect to purchase through these online content providers a certain portion of the services that they would have historically purchased from us.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Furthermore, our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate may be negatively impacted if we are unable to renew our long-term programming carriage contracts before they expire. Our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers. On October 6, 2021, Tegna Inc. (“Tegna”) removed its channels from our DISH TV programming lineup in 53 markets. On February 4, 2022, we and Tegna signed a new programming carriage contract which restored these channels to our DISH TV programming lineup. Although subscriber demand for local network stations has decreased in recent years as a result of, among other things, programming being available to subscribers through alternative methods, including, but not limited to, over the air antennas, there can be no assurance that the removal of these or other channels will not have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business. For example, the Walt Disney Company (“Disney”) removed its channels, including locals in eight markets, from our DISH TV and SLING TV programming lineup, from October 1, 2022 to October 3, 2022, after we were unable to reach a contract extension agreement prior to the expiration of the programming carriage contract.  The channels were restored when we reached a tentative contract extension agreement with Disney and we continue to negotiate the terms and conditions of a new programming carriage contract.

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

Other Developments

Adaptive Bitrate Streaming Patents

Through our subsidiaries, we hold dozens of issued United States and foreign patents that relate to Adaptive Bitrate Streaming.  On September 9, 2022, the chief administrative law judge at the United States International Trade Commission (“ITC”) issued an Initial Determination holding that the video streaming in certain Peloton, NordicTrack and Mirror exercise equipment infringes four of those patents, and recommended that the ITC prevent the importation, distribution and sales of the infringing products.  The ITC commissioners are now reviewing that Initial Determination.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – PAY-TV Segment

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021.

	For the Three Months Ended September 30,		Variance
Statements of Operations Data	2022	2021	Amount	%

	(In thousands)
Revenue:
Service revenue	$3,037,279	$3,175,193	$(137,914)	(4.3)
Equipment sales and other revenue	41,139	44,935	(3,796)	(8.4)
Total revenue	3,078,418	3,220,128	(141,710)	(4.4)

Costs and expenses:
Cost of services	1,869,731	1,955,608	(85,877)	(4.4)
% of Service revenue	61.6%	61.6%
Cost of sales - equipment and other	28,157	28,610	(453)	(1.6)
Selling, general and administrative expenses	426,928	400,750	26,178	6.5
% of Total revenue	13.9%	12.4%
Depreciation and amortization	105,948	135,430	(29,482)	(21.8)
Total costs and expenses	2,430,764	2,520,398	(89,634)	(3.6)

Operating income (loss)	$647,654	$699,730	$(52,076)	(7.4)

Other data:
Pay-TV subscribers, as of period end (in millions)	10.018	10.980	(0.962)	(8.8)
DISH TV subscribers, as of period end (in millions)	7.607	8.424	(0.817)	(9.7)
SLING TV subscribers, as of period end (in millions)	2.411	2.556	(0.145)	(5.7)
Pay-TV subscriber additions (losses), net (in millions)	0.030	(0.013)	0.043	*
DISH TV subscriber additions (losses), net (in millions)	(0.184)	(0.130)	(0.054)	(41.5)
SLING TV subscriber additions (losses), net (in millions)	0.214	0.117	0.097	82.9
Pay-TV ARPU	$102.07	$96.31	$5.76	6.0
DISH TV subscriber additions, gross (in millions)	0.170	0.224	(0.054)	(24.1)
DISH TV churn rate	1.53%	1.39%	0.14%	10.1
DISH TV SAC	$1,029	$824	$205	24.9
Purchases of property and equipment	$28,103	$35,081	$(6,978)	(19.9)
OIBDA	$753,602	$835,160	$(81,558)	(9.8)

* Percentage is not meaningful.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 184,000 net DISH TV subscribers during the three months ended September 30, 2022 compared to the loss of approximately 130,000 net DISH TV subscribers during the same period in 2021. This increase in net DISH TV subscriber losses primarily resulted from lower gross new DISH TV subscriber activations and a higher DISH TV churn rate.

SLING TV subscribers. We added approximately 214,000 net SLING TV subscribers during the three months ended September 30, 2022 compared to the addition of approximately 117,000 net SLING TV subscribers during the same period in 2021. The increase in net SLING TV subscriber additions was primarily related to lower subscriber disconnects, partially offset by lower SLING TV subscriber activations. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers.

DISH TV subscribers, gross. During the three months ended September 30, 2022, we activated approximately 170,000 gross new DISH TV subscribers compared to approximately 224,000 gross new DISH TV subscribers during the same period in 2021, a decrease of 24.1%. This decrease in our gross new DISH TV subscriber activations was primarily related to the lack of demand and shifting consumer behavior, as well as increased competitive pressures, including aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, live-linear OTT service providers, and direct-to-consumer offerings by certain of our programmers. Our gross new DISH TV subscriber activations continue to be negatively impacted by an emphasis on acquiring higher quality subscribers.

DISH TV churn rate. Our DISH TV churn rate for the three months ended September 30, 2022 was 1.53% compared to 1.39% for the same period in 2021. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, cord cutting, shifting consumer behavior and increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. In addition, our DISH TV churn rate was positively impacted by COVID-19 beginning in the second quarter of 2020, including, among other things, the recommendations and/or mandates from federal, state, and/or local authorities that customers refrain from non-essential movements outside of their homes and the resulting increased consumption of our Pay-TV services. We continue to assess the impact of COVID-19 and while certain government regulations and/or mandates have eased, we cannot predict with certainty the impact to our DISH TV churn rate. Our DISH TV churn rate continues to be positively impacted by our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud, and the level of our retention efforts.

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

Service revenue. “Service revenue” totaled $3.037 billion for the three months ended September 30, 2022, a decrease of $138 million or 4.3% compared to the same period in 2021. The decrease in “Service revenue” compared to the same period in 2021 was primarily related to lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU, discussed below.

Pay-TV ARPU. Pay-TV ARPU was $102.07 during the three months ended September 30, 2022 versus $96.31 during the same period in 2021. The $5.76 or 6.0% increase in Pay-TV ARPU was primarily attributable to the DISH TV programming package price increases effective in the fourth quarter of 2021, the 2021 SLING TV programming package price increase and higher ad sales revenue.

Cost of services. “Cost of services” totaled $1.870 billion during the three months ended September 30, 2022, a decrease of $86 million or 4.4% compared to the same period in 2021. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base, partially offset by higher programming costs per subscriber and higher variable and retention costs per subscriber. Programming costs per subscriber increased during the three months ended September 30, 2022 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. Variable and retention costs per subscriber increased during the three months ended September 30, 2022 due to, among other things, higher labor and installation costs, and higher credit losses. “Cost of services” represented 61.6% and 61.6% of “Service revenue” during the three months ended September 30, 2022 and 2021, respectively.

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

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $427 million during the three months ended September 30, 2022, a $26 million or 6.5% increase compared to the same period in 2021. This change was primarily driven by an increase in costs to support the Pay-TV segment and an increase in subscriber acquisition costs resulting from higher marketing expenditures.

Depreciation and amortization. “Depreciation and amortization” expense totaled $106 million during the three months ended September 30, 2022, a $29 million or 21.8% decrease compared to the same period in 2021. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers and from the expiration of our QuetzSat-1 finance lease during the fourth quarter of 2021.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

DISH TV SAC.  DISH TV SAC was $1,029 during the three months ended September 30, 2022 compared to $824 during the same period in 2021, an increase of $205 or 24.9%.  This change was primarily attributable to an increase in advertising costs per subscriber and higher installation costs due to an increase in labor and other installation costs.

During the three months ended September 30, 2022 and 2021, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $12 million and $16 million, respectively. This decrease in capital expenditures primarily resulted from a decrease in gross new DISH TV subscriber activations and a higher percentage of remanufactured receivers being activated on new subscriber accounts.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021.

	For the Nine Months Ended September 30,		Variance
Statements of Operations Data	2022	2021	Amount	%

	(In thousands)
Revenue:
Service revenue	$9,280,621	$9,541,602	$(260,981)	(2.7)
Equipment sales and other revenue	118,623	134,885	(16,262)	(12.1)
Total revenue	9,399,244	9,676,487	(277,243)	(2.9)

Costs and expenses:
Cost of services	5,595,883	5,802,049	(206,166)	(3.6)
% of Service revenue	60.3%	60.8%
Cost of sales - equipment and other	80,598	76,549	4,049	5.3
Selling, general and administrative expenses	1,209,519	1,082,649	126,870	11.7
% of Total revenue	12.9%	11.2%
Depreciation and amortization	328,073	415,853	(87,780)	(21.1)
Total costs and expenses	7,214,073	7,377,100	(163,027)	(2.2)

Operating income (loss)	$2,185,171	$2,299,387	$(114,216)	(5.0)

Other data:
Pay-TV subscribers, as of period end (in millions)	10.018	10.980	(0.962)	(8.8)
DISH TV subscribers, as of period end (in millions)	7.607	8.424	(0.817)	(9.7)
SLING TV subscribers, as of period end (in millions)	2.411	2.556	(0.145)	(5.7)
Pay-TV subscriber additions (losses), net (in millions)	(0.689)	(0.310)	(0.379)	*
DISH TV subscriber additions (losses), net (in millions)	(0.614)	(0.392)	(0.222)	(56.6)
SLING TV subscriber additions (losses), net (in millions)	(0.075)	0.082	(0.157)	*
Pay-TV ARPU	$100.91	$95.41	$5.50	5.8
DISH TV subscriber additions, gross (in millions)	0.485	0.635	(0.150)	(23.6)
DISH TV churn rate	1.55%	1.32%	0.23%	17.4
DISH TV SAC	$1,033	$834	$199	23.9
Purchases of property and equipment	$91,358	$131,217	$(39,859)	(30.4)
OIBDA	$2,513,244	$2,715,240	$(201,996)	(7.4)

* Percentage is not meaningful.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 614,000 net DISH TV subscribers during the nine months ended September 30, 2022 compared to the loss of approximately 392,000 net DISH TV subscribers during the same period in 2021. This increase in net DISH TV subscriber losses primarily resulted from lower gross new DISH TV subscriber activations and a higher DISH TV churn rate.

SLING TV subscribers. We lost approximately 75,000 net SLING TV subscribers during the nine months ended September 30, 2022 compared to the addition of approximately 82,000 net SLING TV subscribers during the same period in 2021. The decrease in net SLING TV subscribers was primarily related to higher subscriber disconnects early in 2022 following seasonal sports activity and lower SLING TV subscriber activations. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers.

DISH TV subscribers, gross. During the nine months ended September 30, 2022, we activated approximately 485,000 gross new DISH TV subscribers compared to approximately 635,000 gross new DISH TV subscribers during the same period in 2021, a decrease of 23.6%. This decrease in our gross new DISH TV subscriber activations was primarily related to the lack of demand, shifting consumer behavior and channel removals, including Tegna, as well as increased competitive pressures, including aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, live-linear OTT service providers, and direct-to-consumer offerings by certain of our programmers. Our gross new DISH TV subscriber activations continue to be negatively impacted by an emphasis on acquiring higher quality subscribers.

DISH TV churn rate. Our DISH TV churn rate for the nine months ended September 30, 2022 was 1.55% compared to 1.32% for the same period in 2021. Our DISH TV churn rate for the nine months ended September 30, 2022 was negatively impacted by programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, including Tegna. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, cord cutting, shifting consumer behavior and increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. In addition, our DISH TV churn rate was positively impacted by COVID-19 beginning in the second quarter of 2020, including, among other things, the recommendations and/or mandates from federal, state, and/or local authorities that customers refrain from non-essential movements outside of their homes and the resulting increased consumption of our Pay-TV services. We continue to assess the impact of COVID-19 and while certain government regulations and/or mandates have eased, we cannot predict with certainty the impact to our DISH TV churn rate. Our DISH TV churn rate continues to be positively impacted by our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, our ability to control piracy and other forms of fraud, and the level of our retention efforts.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Service revenue. “Service revenue” totaled $9.281 billion for the nine months ended September 30, 2022, a decrease of $261 million or 2.7% compared to the same period in 2021. The decrease in “Service revenue” compared to the same period in 2021 was primarily related to lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU, discussed below.

Pay-TV ARPU. Pay-TV ARPU was $100.91 during the nine months ended September 30, 2022 versus $95.41 during the same period in 2021. The $5.50 or 5.8% increase in Pay-TV ARPU was primarily attributable to the DISH TV programming package price increases effective in the first and fourth quarters of 2021, the 2021 SLING TV programming package price increase and higher ad sales revenue.

Cost of services. “Cost of services” totaled $5.596 billion during the nine months ended September 30, 2022, a decrease of $206 million or 3.6% compared to the same period in 2021. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base, partially offset by higher programming costs per subscriber and higher variable and retention costs per subscriber. Programming costs per subscriber increased during the nine months ended September 30, 2022 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. Variable and retention costs per subscriber increased during the nine months ended September 30, 2022 due to, among other things, higher labor and installation costs, and higher credit losses. “Cost of services” represented 60.3% and 60.8% of “Service revenue” during the nine months ended September 30, 2022 and 2021, respectively.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $1.210 billion during the nine months ended September 30, 2022, a $127 million or 11.7% increase compared to the same period in 2021. This change was primarily driven by an increase in costs to support the Pay-TV segment and an increase in subscriber acquisition costs resulting from higher marketing expenditures.

Depreciation and amortization. “Depreciation and amortization” expense totaled $328 million during the nine months ended September 30, 2022, an $88 million or 21.1% decrease compared to the same period in 2021. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers and from the expiration of our QuetzSat-1 finance lease during the fourth quarter of 2021.

DISH TV SAC.  DISH TV SAC was $1,033 during the nine months ended September 30, 2022 compared to $834 during the same period in 2021, an increase of $199 or 23.9%.  This change was primarily attributable to an increase in advertising costs per subscriber, higher installation costs due to an increase in labor and other installation costs.

During the nine months ended September 30, 2022 and 2021, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $39 million and $56 million, respectively. This decrease in capital expenditures primarily resulted from a decrease in gross new DISH TV subscriber activations and a higher percentage of remanufactured receivers being activated on new subscriber accounts.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Wireless Segment

Our Wireless business segment operates in two business units, Retail Wireless and 5G Network Deployment. Revenue and operating income (loss) by business unit are shown in the table below:

For the Three Months Ended September 30, 2022	Retail Wireless	5G Network Deployment	Eliminations	Total Wireless

	(In thousands)
Total revenue	$1,007,423	$20,678	$(9,969)	$1,018,132
Operating income (loss)	$(12,137)	$(208,488)	$—	$(220,625)

For the Three Months Ended September 30, 2021	Retail Wireless	5G Network Deployment	Eliminations	Total Wireless

	(In thousands)
Total revenue	$1,216,292	$13,780	$—	$1,230,072
Operating income (loss)	$85,079	$(67,104)	$—	$17,975

For the three months ended September 30, 2022 and 2021, total purchases of property and equipment for our wireless segment were $517 million and $299 million, respectively. This increase primarily resulted from capital expenditures related to our 5G Network Deployment. We anticipate expenditures for our 5G Network Deployment to continue to be higher in 2022 compared to 2021.

For the Nine Months Ended September 30, 2022	Retail Wireless	5G Network Deployment	Eliminations	Total Wireless

	(In thousands)
Total revenue	$3,207,034	$57,580	$(23,024)	$3,241,590
Operating income (loss)	$31,942	$(546,789)	$—	$(514,847)

For the Nine Months Ended September 30, 2021	Retail Wireless	5G Network Deployment	Eliminations	Total Wireless

	(In thousands)
Total revenue	$3,716,011	$45,823	$—	$3,761,834
Operating income (loss)	$325,505	$(135,873)	$—	$189,632

For the nine months ended September 30, 2022 and 2021, total purchases of property and equipment for our wireless segment were $1.740 billion and $581 million, respectively. This increase primarily resulted from capital expenditures related to our 5G Network Deployment. We anticipate expenditures for our 5G Network Deployment to continue to be higher in 2022 compared to 2021.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Wireless – Retail Wireless

We offer nationwide prepaid and postpaid retail wireless services to subscribers under our Boost Mobile, Ting Mobile, Republic Wireless and Gen Mobile brands, as well as a competitive portfolio of wireless devices. Prepaid wireless subscribers generally pay in advance for monthly access to wireless talk, text, and data services. Postpaid wireless subscribers are qualified to pay after receiving wireless talk, text, and data services. We are currently operating our Retail Wireless business unit as a mobile virtual network operator (“MVNO”) as we continue to complete our 5G Network Deployment. As an MVNO, today we depend on T-Mobile and AT&T to provide us with network services under the amended master network services agreement (“MNSA”) and Network Services Agreement (the “NSA”), respectively. Under the NSA, we expect AT&T will become our primary network services provider.

A portion of our retail Wireless subscribers received services through T-Mobile’s CDMA Network. However, T-Mobile previously provided notice that it intended to shutdown the CDMA Network on March 31, 2022. The shutdown began on March 31, 2022 and was completed during the second quarter of 2022. While we worked to mitigate the harms of this shutdown, we have incurred significant costs to migrate subscribers on this timeline. We have implemented targeted efforts and promotions directed at impacted customers, which resulted in the successful migration of the vast majority of our CDMA subscribers. Our efforts to mitigate the effects of the CDMA shutdown during 2021 were impacted by, among other things, wireless device shortages. Access to wireless devices improved during the first and second quarters of 2022, which aided our migration efforts but the mix of available wireless devices came at a significant cost. The CDMA shutdown has negatively impacted our gross new Wireless subscriber activations, our Wireless churn rate, and our results of operations. During the second quarter of 2022, we removed approximately 126,000 subscribers from our ending Wireless subscriber count representing wireless subscribers who did not migrate off the CDMA network prior to the shutdown.  The effect of the removal of the 126,000 subscribers was excluded from the calculation of our net Wireless subscriber additions/losses and Wireless churn rate.

On June 21, 2022, we and T-Mobile signed an amendment to the MNSA. In connection with this amendment, T-Mobile agreed to transfer to us (subject to required regulatory approvals) all Boost branded customers of former Sprint affiliates, Shentel and Swiftel, as well as Boost branded customers who were previously part of the California Public Utilities Commission CARE program (the “Boost Affiliate Subscribers”).  We received regulatory approvals and on September 1, 2022 closed the transfer, upon which we received 139,000 subscribers. In addition, this amendment, among other things, settled all open disputes, including CDMA matters, with terms providing improved pricing and enhanced roaming solutions for our consumers. Prior to the signing of this agreement, the first and second quarters of 2022 were adversely impacted by, among other things, our CDMA migration costs and our ability to launch more competitive service plans in the marketplace. As a result, during the first and second quarters of 2022, we experienced lower gross new Wireless subscriber activations and higher Wireless churn.

As of September 30, 2022, we had 8.007 million retail Wireless subscribers. Currently, we offer Wireless subscribers competitive consumer plans with no annual service contracts and monthly service plans including high-speed data and unlimited talk and text.

Recent Developments

We regularly evaluate ways to enhance our business.  As part of this process, we are in regular dialogue with interested parties who may assist us in accomplishing our goals, including recently preliminary conversations with CONX Corp. (an entity partially owned by Charles W. Ergen, our Chairman) regarding a transaction involving our Retail Wireless business. There can be no assurance that these preliminary discussions will lead to a transaction nor as to the structure or terms of any such transaction.

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

Wireless – 5G Network Deployment

We have invested a total of over $30 billion in wireless spectrum licenses, which includes over $10 billion in non-controlling investments in certain entities. The $30 billion of investments related to wireless spectrum licenses does not include $7 billion of capitalized interest related to the carrying value of such licenses.  See Note 2 and Note 10 in the Notes to our Condensed Consolidated Financial Statements for further information.

DISH Network Spectrum

We have invested a total of over $30 billion to acquire certain wireless spectrum licenses. These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements.

We plan to commercialize our wireless spectrum licenses through the completion of our 5G Network Deployment. We have committed to deploy a facilities-based 5G broadband network capable of serving increasingly larger portions of the U.S. population at different deadlines, including 20% of the U.S. population by June 2022 and 70% of the U.S. population by June 2023.  As previously disclosed, if by June 2023, we are offering 5G broadband service to at least 50% of the U.S. population but less than 70% of the U.S. population, the 70% June 2023 deadline will be extended automatically to June 2025; however, as a result, we may, under certain circumstances, be subject to certain penalties. On June 14, 2022, we announced we had successfully reached our 20% population coverage requirement. We are currently focused on our progression towards offering 5G broadband service to at least 70% of the U.S. population with a minimum of 15,000 5G sites. As of September 30, 2022, we had completed construction on over 10,000 5G sites, which are capable of providing broadband coverage to over 35% of the U.S. population. Construction starts are continuing at a rate of approximately 1,000 5G sites per month.

We currently estimate deployment of our 5G broadband service to meet our 70% buildout milestone will require approximately $2 billion of additional capital. There can be no assurance that we will be able to meet our FCC milestones or that events will not occur requiring the expenditure of additional capital to meet these milestones.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

We will need to make significant additional investments or partner with others to, among other things, complete our 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as we complete our initial 5G Network Deployment, we have and will continue to incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure, and third party integration. As a result of these investments, among other factors, we plan to raise additional capital, which may not be available on favorable terms. We may also determine that additional wireless spectrum licenses may be required to complete our 5G Network Deployment and to compete with other wireless service providers. See Note 9 and Note 10 for further information in the Notes to our Condensed Consolidated Financial Statements for further information.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Wireless Segment – Retail Wireless Business Unit

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021.

	For the Three Months Ended September 30,		Variance
Statements of Operations Data	2022	2021	Amount	%

	(In thousands)
Revenue:
Service revenue	$892,820	$1,038,042	$(145,222)	(14.0)
Equipment sales and other revenue	114,603	178,250	(63,647)	(35.7)
Total revenue	1,007,423	1,216,292	(208,869)	(17.2)

Costs and expenses:
Cost of services	512,605	611,607	(99,002)	(16.2)
% of Service revenue	57.4%	58.9%
Cost of sales - equipment and other	281,249	321,712	(40,463)	(12.6)
Selling, general and administrative expenses	178,197	161,537	16,660	10.3
% of Total revenue	17.7%	13.3%
Depreciation and amortization	47,509	36,357	11,152	30.7
Total costs and expenses	1,019,560	1,131,213	(111,653)	(9.9)

Operating income (loss)	$(12,137)	$85,079	$(97,216)	*

Other data:
Wireless subscribers, as of period end (in millions) **	8.007	8.774	(0.767)	(8.7)
Wireless subscriber additions, gross (in millions)	0.891	0.888	0.003	0.3
Wireless subscriber additions (losses), net (in millions) ***	0.001	(0.121)	0.122	*
Wireless ARPU	$37.64	$39.25	$(1.61)	(4.1)
Wireless churn rate	4.28%	4.67%	(0.39)%	(8.4)
OIBDA	$35,372	$121,436	$(86,064)	(70.9)

* Percentage is not meaningful.

**During the second quarter of 2022, we removed approximately 126,000 subscribers from our ending Wireless subscriber count representing wireless subscribers who did not migrate off the CDMA network prior to the shutdown.  The effect of the removal of the 126,000 subscribers was excluded from the calculation of our net Wireless subscriber additions/losses and Wireless churn rate.  See “Wireless – Retail Wireless” for further information on the CDMA shutdown. In addition, during the third quarter of 2022, approximately 139,000 Boost Affiliate Subscribers were transferred to us and are included in our ending Wireless subscriber count and excluded from our gross new Wireless subscriber activations. See “Wireless – Retail Wireless” for further information on the amended MNSA.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Wireless subscribers. We added approximately 1,000 net Wireless subscribers during the three months ended September 30, 2022 compared to the loss of approximately 121,000 net Wireless subscribers during the same period in 2021. This increase in net Wireless subscribers primarily resulted from a lower Wireless churn rate. In addition, we have and continue to face increased competitive pressures, including aggressive competitor marketing, discounted service plans and deeper wireless device subsidies.

Wireless churn rate. Our Wireless churn rate for the three months ended September 30, 2022 was 4.28% compared to 4.67% for the same period in 2021. Our Wireless churn rate for the three months ended September 30, 2022 was positively impacted by subscriber retention efforts. In addition, our Wireless churn rate was negatively impacted by competitive pressures, including deeper wireless device subsidies.

Service revenue. “Service revenue” totaled $893 million for the three months ended September 30, 2022, a decrease of $145 million or 14.0% compared to the same period in 2021. The decrease in “Service revenue” compared to the same period in 2021 was primarily related to a lower average Wireless subscriber base and a decrease in Wireless ARPU, discussed below.

Wireless ARPU. Wireless ARPU was $37.64 during the three months ended September 30, 2022 versus $39.25 during the same period in 2021. The $1.61 or 4.1% decrease in Wireless ARPU was primarily attributable to, among other things, subscriber plan mix to lower priced service plans and promotional offer mix.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $115 million for the three months ended September 30, 2022, a decrease of $64 million or 35.7% compared to the same period in 2021. The decrease in “Equipment sales and other revenue” compared to the same period in 2021 was primarily related to a decrease in units shipped.

Cost of services. “Cost of services” totaled $513 million for the three months ended September 30, 2022, a decrease of $99 million or 16.2% compared to the same period in 2021. The decrease in “Cost of services” was primarily attributable to lower network services costs per subscriber and a lower average retail Wireless subscriber base, partially offset by higher customer data usage. Our lower network services costs per subscriber during the three months ended September 30, 2022 resulted from the new MVNO rates, as a result of our amendment to the MNSA with T-Mobile and our NSA with AT&T.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $281 million for the three months ended September 30, 2022, a decrease of $40 million or 12.6% compared to the same period in 2021. The decrease in “Cost of sales – equipment and other” compared to the same period in 2021 was primarily related to a decrease in units shipped, partially offset by higher costs per unit shipped due to unit mix.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $178 million during the three months ended September 30, 2022, a $17 million or 10.3% increase compared to the same period in 2021. This change was primarily driven by an increase in costs to support the Retail Wireless business unit and higher marketing expenditures, partially offset by lower commission expenses.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021.

	For the Nine Months Ended September 30,		Variance
Statements of Operations Data	2022	2021	Amount	%

	(In thousands)
Revenue:
Service revenue	$2,754,008	$3,136,016	$(382,008)	(12.2)
Equipment sales and other revenue	453,026	579,995	(126,969)	(21.9)
Total revenue	3,207,034	3,716,011	(508,977)	(13.7)

Costs and expenses:
Cost of services	1,598,124	1,838,996	(240,872)	(13.1)
% of Service revenue	58.0%	58.6%
Cost of sales - equipment and other	925,141	1,026,446	(101,305)	(9.9)
Selling, general and administrative expenses	515,228	399,498	115,730	29.0
% of Total revenue	16.1%	10.8%
Depreciation and amortization	136,599	125,566	11,033	8.8
Total costs and expenses	3,175,092	3,390,506	(215,414)	(6.4)

Operating income (loss)	$31,942	$325,505	$(293,563)	(90.2)

Other data:
Wireless subscribers, as of period end (in millions) **	8.007	8.774	(0.767)	(8.7)
Wireless subscriber additions, gross (in millions)	2.479	2.864	(0.385)	(13.4)
Wireless subscriber additions (losses), net (in millions) ***	(0.552)	(0.483)	(0.069)	(14.3)
Wireless ARPU	$37.75	$39.08	$(1.33)	(3.4)
Wireless churn rate	4.44%	4.48%	(0.04)%	(0.9)
OIBDA	$168,541	$451,071	$(282,530)	(62.6)

* Percentage is not meaningful.

**During the second quarter of 2022, we removed approximately 126,000 subscribers from our ending Wireless subscriber count representing wireless subscribers who did not migrate off the CDMA network prior to the shutdown.  The effect of the removal of the 126,000 subscribers was excluded from the calculation of our net Wireless subscriber additions/losses and Wireless churn rate.  See “Wireless – Retail Wireless” for further information on the CDMA shutdown. In addition, during the third quarter of 2022, approximately 139,000 Boost Affiliate Subscribers were transferred to us and are included in our ending Wireless subscriber count and excluded from our gross new Wireless subscriber activations. See “Wireless – Retail Wireless” for further information on the amended MNSA.

***Includes ACP subscribers.

Wireless subscribers. We lost approximately 552,000 net Wireless subscribers during the nine months ended September 30, 2022 compared to the loss of approximately 483,000 net Wireless subscribers during the same period in 2021. This increase in net Wireless subscriber losses primarily resulted from the shutdown of the CDMA Network and competitive pressures. During the nine months ended September 30, 2022, our CDMA migration efforts required significant focus and resources from management and our sales personnel, which adversely impacted our gross new Wireless subscriber activations. Furthermore, we have and continue to face increased competitive pressures, including aggressive competitor marketing, discounted service plans and deeper wireless device subsidies.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Wireless churn rate. Our Wireless churn rate for the nine months ended September 30, 2022 was 4.44% compared to 4.48% for the same period in 2021. Our Wireless churn rate for the nine months ended September 30, 2022 was positively impacted by subscriber retention efforts. In addition, our Wireless churn rate was negatively impacted by the shutdown of the CDMA Network and competitive pressures, including deeper wireless device subsidies.

Service revenue. “Service revenue” totaled $2.754 billion for the nine months ended September 30, 2022, a decrease of $382 million or 12.2% compared to the same period in 2021. The decrease in “Service revenue” compared to the same period in 2021 was primarily related to a lower average Wireless subscriber base and a decrease in Wireless ARPU, discussed below.

Wireless ARPU. Wireless ARPU was $37.75 during the nine months ended September 30, 2022 versus $39.08 during the same period in 2021. The $1.33 or 3.4% decrease in Wireless ARPU was primarily attributable to, among other things, CDMA migration credits and subscriber plan mix to lower priced service plans.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $453 million for the nine months ended September 30, 2022, a decrease of $127 million or 21.9% compared to the same period in 2021. The decrease in “Equipment sales and other revenue” compared to the same period in 2021 was primarily related to a decrease in units shipped.

Cost of services. “Cost of services” totaled $1.598 billion for the nine months ended September 30, 2022, a decrease of $241 million or 13.1% compared to the same period in 2021. The decrease in “Cost of services” was primarily attributable to a lower average retail Wireless subscriber base and lower network services costs per subscriber, partially offset by higher customer data usage. Our lower network services costs per subscriber during the nine months ended September 30, 2022 resulted from the new MVNO rates, as a result of our amendment to the MNSA with T-Mobile and our NSA with AT&T.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $925 million for the nine months ended September 30, 2022, a decrease of $101 million or 9.9% compared to the same period in 2021. The decrease in “Cost of sales – equipment and other” compared to the same period in 2021 was primarily related to a decrease in units shipped and a one-time reimbursement from T-Mobile as a result of our amendment to the MNSA with T-Mobile, partially offset by higher costs per unit shipped due to unit mix.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $515 million during the nine months ended September 30, 2022, a $116 million or 29.0% increase compared to the same period in 2021. This change was primarily driven by higher amortization of capitalized sales commissions, an increase in costs to support the Retail Wireless business unit and higher marketing expenditures.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Wireless Segment – 5G Network Deployment Business Unit

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021.

	For the Three Months Ended September 30,		Variance
Statements of Operations Data	2022	2021	Amount	%

	(In thousands)
Revenue:
Equipment sales and other revenue	$20,678	$13,780	$6,898	50.1
Total revenue	20,678	13,780	6,898	50.1

Costs and expenses:
Cost of sales - equipment and other	143,462	30,388	113,074	*
Selling, general and administrative expenses	54,456	44,992	9,464	21.0
Depreciation and amortization	31,248	5,504	25,744	*
Total costs and expenses	229,166	80,884	148,282	*

Operating income (loss)	$(208,488)	$(67,104)	$(141,384)	*

Other data:
OIBDA	$(177,240)	$(61,600)	$(115,640)	*

* Percentage is not meaningful.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $143 million during the three months ended September 30, 2022, an increase of $113 million compared to the same period in 2021. The increase primarily resulted from an increase in lease expense on communication towers and costs related to our 5G Network Deployment.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $54 million during the three months ended September 30, 2022, a $9 million increase compared to the same period in 2021. This change was primarily driven by an increase in costs to support our 5G Network Deployment.

Depreciation and amortization. “Depreciation and amortization” expense totaled $31 million during the three months ended September 30, 2022, a $26 million increase compared to the same period in 2021. This change was primarily driven by an increase in amortization expense related to certain software licenses.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021.

	For the Nine Months Ended September 30,		Variance
Statements of Operations Data	2022	2021	Amount	%

	(In thousands)
Revenue:
Equipment sales and other revenue	$57,580	$45,823	$11,757	25.7
Total revenue	57,580	45,823	11,757	25.7

Costs and expenses:
Cost of sales - equipment and other	358,538	51,025	307,513	*
Selling, general and administrative expenses	168,179	118,024	50,155	42.5
Depreciation and amortization	77,652	12,647	65,005	*
Total costs and expenses	604,369	181,696	422,673	*

Operating income (loss)	$(546,789)	$(135,873)	$(410,916)	*

Other data:
OIBDA	$(469,137)	$(123,226)	$(345,911)	*

* Percentage is not meaningful.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $359 million during the nine months ended September 30, 2022, an increase of $308 million compared to the same period in 2021. The increase primarily resulted from an increase in lease expense on communication towers and costs related to our 5G Network Deployment.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $168 million during the nine months ended September 30, 2022, a $50 million increase compared to the same period in 2021. This change was primarily driven by an increase in costs to support our 5G Network Deployment.

Depreciation and amortization. “Depreciation and amortization” expense totaled $78 million during the nine months ended September 30, 2022, a $65 million increase compared to the same period in 2021. This change was primarily driven by an increase in amortization expense related to certain software licenses.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

OTHER CONSOLIDATED RESULTS

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021.

	For the Three Months Ended September 30,		Variance
Statements of Operations Data	2022	2021	Amount	%

	(In thousands)
Operating income (loss)	$427,029	$717,705	$(290,676)	(40.5)

Other income (expense):
Interest income	7,632	2,207	5,425	*
Interest expense, net of amounts capitalized	(4,848)	(4,203)	(645)	(15.3)
Other, net	57,941	31,069	26,872	86.5
Total other income (expense)	60,725	29,073	31,652	*

Income (loss) before income taxes	487,754	746,778	(259,024)	(34.7)
Income tax (provision) benefit, net	(58,169)	(179,258)	121,089	67.6
Effective tax rate	11.9%	24.0%
Net income (loss)	429,585	567,520	(137,935)	(24.3)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	17,355	10,478	6,877	65.6
Net income (loss) attributable to DISH Network	$412,230	$557,042	$(144,812)	(26.0)

* Percentage is not meaningful.

Other, net. “Other, net” income totaled $58 million during the three months ended September 30, 2022, an increase of $27 million compared to the same period in 2021. This change primarily resulted from a $34 million increase in the fair value of our option to purchase certain of T-Mobile’s 800 MHz spectrum licenses during the three months ended September 30, 2022 compared to a $10 million decrease during the three months ended September 30, 2021. See Note 5 in the Notes to our Condensed Consolidated Financial Statements for further information.

Income tax (provision) benefit, net. Our income tax provision was $58 million during the three months ended September 30, 2022, a decrease of $121 million compared to the same period in 2021. The decrease in the provision was primarily related to a decrease in “Income (loss) before income taxes,” and a decrease in our effective tax rate primarily related to favorable state tax law changes.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021.

	For the Nine Months Ended September 30,		Variance
Statements of Operations Data	2022	2021	Amount	%

	(In thousands)
Operating income (loss)	$1,670,324	$2,489,019	$(818,695)	(32.9)

Other income (expense):
Interest income	21,853	7,463	14,390	*
Interest expense, net of amounts capitalized	(15,067)	(11,901)	(3,166)	(26.6)
Other, net	114,264	18,598	95,666	*
Total other income (expense)	121,050	14,160	106,890	*

Income (loss) before income taxes	1,791,374	2,503,179	(711,805)	(28.4)
Income tax (provision) benefit, net	(372,936)	(612,645)	239,709	39.1
Effective tax rate	20.8%	24.5%
Net income (loss)	1,418,438	1,890,534	(472,096)	(25.0)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	50,725	32,221	18,504	57.4
Net income (loss) attributable to DISH Network	$1,367,713	$1,858,313	$(490,600)	(26.4)

* Percentage is not meaningful.

Other, net. “Other, net” income totaled $114 million during the nine months ended September 30, 2022, an increase of $96 million compared to the same period in 2021. This change primarily resulted from a $92 million increase in the fair value of our option to purchase certain of T-Mobile’s 800 MHz spectrum licenses during the nine months ended September 30, 2022 compared to a $21 million decrease during the nine months ended September 30, 2021. See Note 5 in the Notes to our Condensed Consolidated Financial Statements for further information.

Income tax (provision) benefit, net. Our income tax provision was $373 million during the nine months ended September 30, 2022, a decrease of $240 million compared to the same period in 2021. The decrease in the provision was primarily related to a decrease in “Income (loss) before income taxes,” and a decrease in our effective tax rate primarily related to favorable state tax law changes.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(In thousands)
Net income (loss) attributable to DISH Network	$412,230	$557,042	$1,367,713	$1,858,313
Interest, net	(2,784)	1,996	(6,786)	4,438
Income tax provision (benefit), net	58,169	179,258	372,936	612,645
Depreciation and amortization	174,736	177,291	519,300	554,066
Consolidated EBITDA	$642,351	$915,587	$2,253,163	$3,029,462

The changes in Consolidated EBITDA during the three and nine months ended September 30, 2022, compared to the same periods in 2021, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

For the Three Months Ended September 30, 2022	Pay-TV	Retail Wireless	5G Network Deployment	Wireless Eliminations	Consolidated

	(In thousands)
Segment operating income (loss)	$647,654	$(12,137)	$(208,488)	$—	$427,029
Depreciation and amortization	105,948	47,509	31,248	(9,969)	174,736
OIBDA	$753,602	$35,372	$(177,240)	$(9,969)	$601,765

For the Three Months Ended September 30, 2021
Segment operating income (loss)	$699,730	$85,079	$(67,104)	$—	$717,705
Depreciation and amortization	135,430	36,357	5,504	—	177,291
OIBDA	$835,160	$121,436	$(61,600)	$—	$894,996

For the Nine Months Ended September 30, 2022	Pay-TV	Retail Wireless	5G Network Deployment	Wireless Eliminations	Consolidated

	(In thousands)
Segment operating income (loss)	$2,185,171	$31,942	$(546,789)	$—	$1,670,324
Depreciation and amortization	328,073	136,599	77,652	(23,024)	519,300
OIBDA	$2,513,244	$168,541	$(469,137)	$(23,024)	$2,189,624

For the Nine Months Ended September 30, 2021
Segment operating income (loss)	$2,299,387	$325,505	$(135,873)	$—	$2,489,019
Depreciation and amortization	415,853	125,566	12,647	—	554,066
OIBDA	$2,715,240	$451,071	$(123,226)	$—	$3,043,085

The changes in OIBDA during the three and nine months ended September 30, 2022, compared to the same periods in 2021, were primarily a result of the factors described in connection with operating revenues and operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents. See Note 5 in the Notes to our Condensed Consolidated Financial Statements for further information regarding our marketable investment securities. As of September 30, 2022, cash, cash equivalents and current marketable investment securities totaled $921 million compared to $5.404 billion as of December 31, 2021, a decrease of $4.483 billion. This decrease in cash, cash equivalents and current marketable investment securities primarily resulted from a $1.974 billion payment to the FCC for the 3.45–3.55 GHz band licenses, capital expenditures of $2.587 billion (including capitalized interest related to FCC authorizations) and the repurchases and redemption of our 5 7/8% Senior Notes due 2022 with an aggregate principal balance of $2.0 billion, partially offset by cash generated from operating activities of $2.142 billion. During the first quarter of 2022, we paid a total of $7.205 billion to the FCC for the 3.45–3.55 GHz band licenses, of which $1.974 billion was paid from cash, cash equivalents and current marketable investment securities and $5.231 billion was paid from restricted cash, cash equivalents and marketable investment securities.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of September 30, 2022, our restricted cash, cash equivalents and marketable investment securities totaled $104 million compared to $5.335 billion as of December 31, 2021, a decrease of $5.231 billion. This decrease in restricted cash, cash equivalents and marketable investment securities primarily resulted from a $5.231 billion payment to the FCC for the 3.45–3.55 GHz band licenses. During the first quarter of 2022, we paid a total of $7.205 billion to the FCC for the 3.45–3.55 GHz band licenses, of which $1.974 billion was paid from cash, cash equivalents and current marketable investment securities and $5.231 billion was paid from restricted cash, cash equivalents and marketable investment securities.

Cash Flow

The following discussion highlights our cash flow activities during the nine months ended September 30, 2022.

Cash flows from operating activities

For the nine months ended September 30, 2022, we reported “Net cash flows from operating activities” of $2.142 billion primarily attributable to $2.229 billion of “Net income (loss)” adjusted to exclude the non-cash items for “Depreciation and amortization” expense, “Realized and unrealized losses (gains) on investments, derivatives and other,” “Non-cash, stock-based compensation” expense, and “Deferred tax expense (benefit).” In addition, “Net cash flows from operating activities” was impacted by the timing difference between book expense and cash payments, including income taxes.

Cash flows from investing activities

For the nine months ended September 30, 2022, we reported outflows from “Net cash flows from investing activities” of $6.930 billion primarily related to a $7.205 billion payment to the FCC for the 3.45–3.55 GHz band licenses and capital expenditures of $2.587 billion (including capitalized interest related to FCC authorizations), partially offset by $2.859 billion in net sales of marketable investment securities. The capital expenditures included $1.740 billion of capital expenditures for our Retail Wireless and 5G Network Deployment business units, $756 million of capitalized interest related to FCC authorizations, $57 million for new and existing DISH TV subscriber equipment and $34 million of other corporate capital expenditures.

Cash flows from financing activities

For the nine months ended September 30, 2022, we reported outflows from “Net cash flows from financing activities” of $2.061 billion primarily related to the repurchases and redemption of our 5 7/8% Senior Notes due 2022 with an aggregate principal balance of $2.0 billion and $65 million in repayment of long-term debt and finance lease obligations.

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

The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Nine Months Ended
	September 30,
	2022	2021

	(In thousands)
Net cash flows from operating activities	$2,141,503	$3,259,667
Purchases of property and equipment (including capitalized interest related to FCC authorizations)	(2,587,435)	(1,389,311)
Free cash flow	$(445,932)	$1,870,356

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Finally, our future cash flow is impacted by, among other things, the rate at which we complete our 5G Network Deployment, incur litigation expense, and any cash flow from financing activities.  We anticipate expenditures for our 5G Network Deployment to increase during 2022 and in future periods. As a result, our historical cash flow is not necessarily indicative of our future cash flows. As of September 30, 2022, as a result of, among other things, capital expenditures for our 5G Network Deployment, we experienced negative free cash flow. There can be no assurance that this trend will not continue for the remainder of 2022 and in future periods. In addition, declines in our Pay-TV and retail Wireless subscriber base and any decrease in subscriber-related margins negatively impact our cash flow, and there can be no assurance that our subscriber declines will not continue.

Subscriber Base – Pay TV Segment and Retail Wireless Business Unit

See “Results of Operations” above for further information.

Subscriber Acquisition and Retention Costs

We incur significant upfront costs to acquire Pay-TV and retail Wireless subscribers, including, but not limited to, advertising, independent third-party retailer incentives, payments made to third-parties, equipment and wireless device subsidies, installation services, and/or new customer promotions. While we attempt to recoup these upfront costs over the lives of their subscription, there can be no assurance that we will be successful in achieving that objective. With respect to our DISH TV services, we employ business rules such as minimum credit requirements for prospective customers and contractual commitments to receive service for a minimum term. We strive to provide outstanding customer service to increase the likelihood of customers keeping their Pay-TV services over longer periods of time. Subscriber acquisition costs for SLING TV subscribers are significantly lower than those for DISH TV subscribers. Our subscriber acquisition costs may vary significantly from period to period.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Our capital expenditures vary depending on, among other things, the number of satellites leased or under construction at any point in time and could increase materially as a result of increased competition, significant satellite failures, or economic weakness and uncertainty. Our DISH TV subscriber base has been declining and there can be no assurance that our DISH TV subscriber base will not continue to decline and that the pace of such decline will not accelerate. In the event that our DISH TV subscriber base continues to decline, it will have a material adverse long-term effect on our cash flow. In addition, the Northstar and SNR Operative Agreements, as amended, provide for, among other things, the SNR Put Right and the Northstar Put Right for a purchase price that equals the equity contribution to Northstar Spectrum and SNR HoldCo, respectively, plus a fixed annual rate of return. During the fourth quarter of 2021 the SNR Put Right was exercised. During October 2022 the Northstar Put Right was exercised. As of September 30, 2022, the aggregate value of Northstar Manager’s ownership interest in Northstar Spectrum and SNR Management’s ownership interest in SNR HoldCo was $446 million, recorded as “Redeemable noncontrolling interests” on our Condensed Consolidated Balance Sheets.

We have and expect to continue to incur significant expenditures in 2022 and 2023 related to our 5G Network Deployment, including, but not limited to, capital expenditures associated with our 5G Network Deployment, and the potential purchase of additional wireless spectrum licenses. The amount of capital required will also depend on, among other things, the levels of investment necessary to support potential strategic initiatives that may arise from time to time. These factors, including, but not limited to, a reduction in our available future cash flows as a result of our 5G Network Deployment, will require us to raise additional capital in the future, which may not be available on favorable terms.

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

Debt Issuances and Maturity

Our 5 7/8% Senior Notes due 2022 with an aggregate principal balance of $2.0 billion were repurchased or redeemed as of July 15, 2022.

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

New Accounting Pronouncements

See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the nine months ended September 30, 2022. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our Class A common stock from July 1, 2022 through September 30, 2022:

			Total Number of	Maximum Approximate
	Total		Shares Purchased	Dollar Value of Shares
	Number of	Average	as Part of Publicly	that May Yet be
	Shares	Price Paid	Announced	Purchased Under the
Period	Purchased	per Share	Programs	Programs (1)

	(In thousands, except share data)
July 1, 2022 - July 31, 2022	—	$—	—	$1,000,000
August 1, 2022 - August 31, 2022	—	$—	—	$1,000,000
September 1, 2022 - September 30, 2022	—	$—	—	$1,000,000
Total	—	$—	—	$1,000,000

(1)	On October 21, 2022, our Board of Directors authorized stock repurchases of up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2023. Purchases under our repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors. We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

Item 6.EXHIBITS

(a)	Exhibits.

31.1◻	Section 302 Certification of Chief Executive Officer.

31.2◻	Section 302 Certification of Chief Financial Officer.

32.1◻	Section 906 Certification of Chief Executive Officer.

32.2◻	Section 906 Certification of Chief Financial Officer.

101◻

The following materials from the Quarterly Report on Form 10-Q of DISH Network for the quarter ended September 30, 2022 filed on November 2, 2022, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

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

Date: November 2, 2022