Form 10-K
period 2022-12-31
DISH Network CORP
filed 2023-02-23
CIK 1001082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of Class A common stock held by non-affiliates of the registrant was $4.7 billion based upon the closing price of the Class A common stock as reported on the Nasdaq Global Select Market as of the close of business on the last trading day of the month.

As of February 14, 2023, the registrant’s outstanding common stock consisted of 292,716,859 shares of Class A common stock and 238,435,208 shares of Class B common stock, each $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated into this Form 10-K by reference:

Portions of the registrant’s definitive Proxy Statement to be filed in connection with its 2023 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

SUMMARY OF RISK FACTORS

Competition and Economic Risks

●	We face intense and increasing competition from providers of video, broadband and/or wireless services, which may require us to further increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.
●	Changing consumer behavior and new technologies in our Pay-TV business may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.
●	We face certain risks competing in the wireless services industry and operating a facilities-based wireless services business.
●	Our pay-TV competitors may be able to leverage their relationships with programmers to reduce their programming costs and/or offer exclusive content that will place them at a competitive advantage to us.
●	Through the MNSA and the NSA, we depend on T-Mobile and AT&T in providing network services to our Wireless subscribers. Our failure to effectively manage these relationships, including without limitation, our minimum commitments, any system failure in their wireless networks, interruption in the services provided to us, and/or the termination of the MNSA or the NSA could have a material adverse effect on our business, financial condition and results of operations.
●	Changes in how network operators handle and charge for access to data that travels across their networks could adversely impact our Pay-TV business.
●	Economic weakness and uncertainty may adversely affect our ability to grow or maintain our business.

COVID-19 Pandemic

●	The COVID-19 pandemic and its impact on the economic environment generally, and on us specifically, have adversely impacted our business. Furthermore, any continuation or worsening of the pandemic and the economic environment could have a material adverse effect on our business, financial condition and results of operations.

i

Operational and Service Delivery Risks

●	Any deterioration in our operational performance and subscriber satisfaction could adversely affect our business, financial condition and results of operations.
●	If our subscriber activations decrease, or if our subscriber churn rate, subscriber acquisition costs or retention costs increase, our financial performance will be adversely affected.
●	With respect to our Pay-TV business, programming expenses are increasing, which may adversely affect our future financial condition and results of operations.
●	We depend on others to provide the programming that we offer to our Pay-TV subscribers and, if we fail to obtain or lose access to certain programming, our Pay-TV subscriber activations and our subscriber churn rate may be negatively impacted.
●	We may not be able to obtain necessary retransmission consent agreements at acceptable rates, or at all, from local network stations.
●	Any failure or inadequacy of our information technology infrastructure and communications systems or those of third parties that we use in our operations, including, without limitation, those caused by cyber-attacks or other malicious activities, could disrupt or harm our business.
●	Extreme weather may result in risk of damage to our infrastructure and therefore our ability to provide services, and may lead to changes in federal, state and foreign government regulation, all of which could materially and adversely affect our business, results of operations and financial condition.
●	Our failure to effectively invest in, introduce, and implement new competitive products and services could cause our products and services to become obsolete and could negatively impact our business.
●	We rely on a single vendor or a limited number of vendors to provide certain key products or services to us, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.
●	We depend on independent third parties to solicit orders for our services that represent a meaningful percentage of our total gross new subscriber activations.
●	We have limited satellite capacity and failures or reduced capacity could adversely affect our business, financial condition and results of operations.
●	We may have potential conflicts of interest with EchoStar due to our common ownership and management.
●	We rely on highly skilled personnel for our business, and any inability to hire and retain key personnel or to hire qualified personnel may negatively affect our business, financial condition and results of operations.

Acquisition and Capital Structure Risks

●	We have made substantial investments to acquire certain wireless spectrum licenses and other related assets, and we may be unable to realize a return on these assets.
●	We have made substantial noncontrolling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses, and we may be unable to obtain a profitable return on these investments.
●	We may pursue acquisitions and other strategic transactions to complement or expand our business that may not be successful, and we may lose up to the entire value of our investment in these acquisitions and transactions.
●	We have substantial debt outstanding and may incur additional debt.
●	We may need additional capital, which may not be available on favorable terms, to continue investing in our business and to finance acquisitions and other strategic transactions.

ii

●	The conditional conversion features of our 3 3/8% Convertible Notes due 2026 (the “Convertible Notes due 2026”), our 2 3/8% Convertible Notes due 2024 (the “Convertible Notes due 2024”) and 0% Convertible Notes due 2025 (the “Convertible Notes due 2025,” and collectively with the Convertible Notes due 2026 and the Convertible Notes due 2024, the “Convertible Notes”), if triggered, may adversely affect our financial condition.
●	The convertible note hedge and warrant transactions that we entered into in connection with the offering of the Convertible Notes due 2026 may affect the value of the Convertible Notes due 2026 and our Class A common stock.
●	We are subject to counterparty risk with respect to the convertible note hedge transactions.
●	From time to time a portion of our investment portfolio may be invested in securities that have limited liquidity and may not be immediately accessible to support our financing needs.
●	We are controlled by one principal stockholder, who is also our Chairman.

Legal and Regulatory Risks

●	Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.
●	We are, and may become, party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.
●	Our services depend on Federal Communications Commission (“FCC”) licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.
●	If our internal controls are not effective, our business, our stock price and investor confidence in our financial results may be adversely affected.
●	We may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).

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

OVERVIEW

DISH Network Corporation was organized in 1995 as a corporation under the laws of the State of Nevada. We started offering the DISH® branded pay-TV service in March 1996, the SLING® branded pay-TV service in January 2015 and retail wireless services in July 2020. Our common stock is publicly traded on the Nasdaq Global Select Market under the symbol “DISH.” Our principal executive offices are located at 9601 South Meridian Boulevard, Englewood, Colorado 80112 and our telephone number is (303) 723-1000.

DISH Network Corporation is a holding company. Its subsidiaries operate two primary business segments, Pay-TV and Wireless. Our Wireless business segment operates in two business units, Retail Wireless and 5G Network Deployment.

Pay-TV

We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear and on-demand streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“SLING TV”). As of December 31, 2022, we had 9.750 million Pay-TV subscribers in the United States, including 7.416 million DISH TV subscribers and 2.334 million SLING TV subscribers.

Wireless – Retail Wireless

We offer nationwide prepaid and postpaid retail wireless services to subscribers primarily under our Boost Mobile, Boost Infinite and Gen Mobile brands (“Retail Wireless” services), as well as a competitive portfolio of wireless devices. Prepaid wireless subscribers generally pay in advance for monthly access to wireless talk, text, and data services. Postpaid wireless subscribers are qualified to pay after receiving wireless talk, text, and data services.

We are currently operating our Retail Wireless business unit as a mobile virtual network operator (“MVNO”) as we continue to complete our 5G Network Deployment. As an MVNO, today we depend on T-Mobile and AT&T to provide us with network services under the amended master network services agreement (“MNSA”) and Network Services Agreement (the “NSA”), respectively. Under the NSA, we expect AT&T will become our primary network services provider. As of December 31, 2022, we had 7.983 million Wireless subscribers.

Wireless – 5G Network Deployment

We have invested a total of over $30 billion in Wireless spectrum licenses, which includes over $10 billion in noncontrolling investments in certain entities. The $30 billion of investments related to Wireless spectrum licenses does not include $7 billion of capitalized interest related to the carrying value of such licenses. See Note 2 and Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information. We plan to commercialize our Wireless spectrum licenses through the completion of the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G network (our “5G Network Deployment”).

PAY-TV

Business Strategy – Pay-TV

Our Pay-TV business strategy is to be the best provider of video services in the United States by providing products with the best technology, outstanding customer service, and great value. We promote our Pay-TV services by providing our subscribers with a better “price-to-value” relationship and experience than those available from other subscription television service providers. We market our SLING TV services to consumers who do not subscribe to traditional satellite and cable pay-TV services, as well as to current and recent traditional pay-TV subscribers who desire a lower cost alternative.

●	Products with the Best Technology. We offer a wide selection of local and national HD programming and are a technology leader in our industry, offering award-winning DVRs (including our Hopper® whole-home HD DVR), multiple tuner receivers, video on demand and external hard drives. We offer several SLING TV services, including SLING Orange (our single-stream SLING domestic service), SLING Blue (our multi-stream Sling domestic service), SLING International, and SLING Latino, among others, as well as add-on extras, direct to consumer services, pay-per-view events and a cloud-based DVR service.

●	Outstanding Customer Service. We strive to provide outstanding customer service by improving the quality of the initial installation of subscriber equipment, improving the reliability of our equipment, better educating our customers about our products and services, and resolving customer problems promptly and effectively when they arise.

●	Great Value. We have historically been viewed as the low-cost provider in the pay-TV industry in the United States. However, today with DISH TV, we are focused on a message of Service, Value and Technology. For example, for certain new and qualifying customers, we guarantee our pricing for certain programming packages and equipment for a three-year period with a two-year commitment. We also offer a differentiated customer experience with our award-winning Hopper® platform that integrates voice control powered by Google Assistant, access to apps including Netflix, Prime Video and YouTube, and the ability to watch live, recorded and On Demand content anywhere with the DISH Anywhere mobile application. As another example, our SLING Orange service and our SLING Blue service are two of the lowest priced live-linear online streaming services in the industry.

Products and Services – Pay-TV

DISH TV services. We offer a wide selection of video services under the DISH TV brand, with access to hundreds of channels depending on the level of subscription. Our standard programming packages generally include programming provided by national cable networks. We also offer programming packages that include local broadcast networks, specialty sports channels, premium movie channels and Latino and international programming. Our Latino and international programming packages allow subscribers to choose from over 300 channels in over 20 languages.

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

SLING TV services. Our SLING TV services require an Internet connection and are available on multiple streaming-capable devices including, among others, streaming media devices, TVs, tablets, computers, game consoles and phones. We offer SLING domestic, SLING International, and SLING Latino video programming services. We offer domestic SLING TV services as a single-stream service branded SLING Orange and a multi-stream service branded SLING Blue, which includes, among other things, the ability to stream on up to three devices simultaneously. We also offer add-on extras, direct to consumer services, pay-per-view events and a cloud-based DVR service.

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

Many of our competitors have been especially aggressive by offering discounted programming and services for both new and existing subscribers, including, but not limited to, bundled offers combining broadband, video and/or wireless services and other promotional offers. Certain competitors have been able to subsidize the price of video services with the price of broadband and/or wireless services.

Our Pay-TV services also face increased competition from programmers and other companies who distribute video directly to consumers over the Internet, as well as traditional satellite television providers, cable companies and large telecommunications companies that are increasing their Internet-based video offerings. We also face competition from providers of video content, many of which are providers of our programming content, that distribute content over the Internet including services with live-linear television programming, as well as single programmer offerings and offerings of large libraries of on-demand content, including in certain cases original content. These product offerings include, but are not limited to, Netflix, Hulu, Apple+, Prime Video, YouTube TV, Disney+, ESPN+, Paramount+, HBO Max, STARZ, Peacock, Fubo, Philo and Tubi.

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

RETAIL WIRELESS

Business Strategy - Retail Wireless

We offer nationwide prepaid and postpaid retail wireless services to subscribers primarily under our Boost Mobile, Boost Infinite and Gen Mobile brands, as well as a competitive portfolio of wireless devices. We offer customers value by providing choice and flexibility in our Retail Wireless services. Prepaid wireless subscribers generally pay in advance for monthly access to wireless talk, text, and data services. Postpaid wireless subscribers are qualified to pay after receiving wireless talk, text, and data services.

Boost Infinite. In the fourth quarter of 2022, we launched Boost Infinite, a postpaid wireless service, to a limited number of customers who had signed up for early registration. During the first half of 2023, we anticipate launching our nationwide expansion of Boost Infinite.

We are currently operating our Retail Wireless business unit primarily as a MVNO as we continue to complete our 5G Network Deployment. As an MVNO, today we depend on T-Mobile and AT&T to provide us with network services under the MNSA and the NSA, respectively. Under the NSA, we expect AT&T will become our primary network services provider.

Our Retail Wireless business strategy is to expand our current target segments and profitably grow our subscriber base by acquiring and retaining high quality subscribers while we complete our 5G Network Deployment. We intend to acquire high quality subscribers by providing competitive offers, choice and outstanding customer service that better meet those subscribers’ needs and budget.

Products and Services - Retail Wireless

Currently, we offer Wireless subscribers competitive consumer plans with no annual service contracts and monthly service plans including high-speed data and unlimited talk and text. We also offer a variety of value-added services, including device payment and protection plans.

Distribution Channels - Retail Wireless

We operate in the consumer market in the United States and use, among other things, print, radio, television and Internet media, on a local and national basis to motivate potential subscribers to contact us, visit our websites or contact independent third party retailers.

We have both an indirect sales channel, which includes third-party owned retail stores and big box stores, and a direct sales channel, which services customers online. Through the indirect sales channel, we use direct distribution partners to facilitate product delivery to the third-party retailers. We currently market and distribute our products and services indirectly through third-party owned Boost-branded stores, multi-branded stores, national retail stores (such as Target, Best Buy, and Walmart stores) and other stores (such as convenience and grocery stores).

We have relationships with most large manufacturers of wireless devices. We can incur significant upfront costs to subsidize wireless devices offered under promotional pricing to consumers.

Competition - Retail Wireless

The Boost Mobile and Gen Mobile brands operate within the prepaid wireless industry segment and the Boost Infinite brand operates within the postpaid wireless industry segment. Retail wireless is a mature market with moderate year over year organic growth. Competitors include providers who offer similar communication services, such as talk, text and data. Competitive factors within the wireless communications services industry include, but are not limited to, pricing, market saturation, service and product offerings, customer experience and service quality. We compete with a number of national wireless carriers, including Verizon Communications, Inc. (“Verizon”), AT&T, Inc. (“AT&T”) and T-Mobile US, Inc. (“T-Mobile”), all of which are significantly larger than us, serve a significant percentage of all wireless subscribers and enjoy scale advantages compared to us. Verizon, AT&T, and T-Mobile are currently the only nationwide Mobile Network Operators (“MNOs”) in the United States.

Primary competitors to our Retail Wireless business unit include, but are not limited to, Metro PCS (owned by T-Mobile), Cricket Wireless (owned by AT&T), Visible (owned by Verizon), Tracfone Wireless (owned by Verizon), and other MVNOs such as Consumer Cellular, Mint Mobile and Xfinity Mobile.

5G NETWORK DEPLOYMENT

We have invested a total of over $30 billion in Wireless spectrum licenses, which includes over $10 billion in noncontrolling investments in certain entities. The $30 billion of investments related to Wireless spectrum licenses does not include $7 billion of capitalized interest related to the carrying value of such licenses.  See Note 2 and Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

DISH Network Spectrum

We have invested a total of over $30 billion to acquire certain Wireless spectrum licenses. These Wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. We plan to commercialize our Wireless spectrum licenses through the completion of the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G network (our “5G Network Deployment”). We have committed to deploy a facilities-based 5G broadband network capable of serving increasingly larger portions of the U.S. population at different deadlines, including 20% of the U.S. population by June 2022 and 70% of the U.S. population by June 2023.  If by June 2023, we are offering 5G broadband service to at least 50% of the U.S. population but less than 70% of the U.S. population, the 70% June 2023 deadline will be extended automatically to June 2025; however, as a result, we may, under certain circumstances, potentially be subject to certain penalties. On June 14, 2022, we announced we had successfully reached our 20% population coverage requirement. We are currently focused on our progression towards offering 5G broadband service to at least 70% of the U.S. population with a minimum of 15,000 5G sites. As of December 31, 2022, we had started construction on over 15,000 5G sites, which, if completed, are capable of providing broadband coverage to over 60% of the U.S. population. Construction starts are continuing at a rate of approximately 1,000 5G sites per month.

We may need to make significant additional investments or partner with others to, among other things, complete our 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as we complete our initial 5G Network Deployment, we have and will continue to incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure, software and third party integration. We may also determine that additional wireless spectrum licenses may be required to complete our 5G Network Deployment and to compete effectively with other wireless service providers. See Note 2 and Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

DISH Network Noncontrolling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

During 2015, through our wholly-owned subsidiaries American AWS-3 Wireless II L.L.C. (“American II”) and American AWS-3 Wireless III L.L.C. (“American III”), we initially made over $10 billion in certain noncontrolling investments in Northstar Spectrum, LLC (“Northstar Spectrum”), the parent company of Northstar Wireless, L.L.C. (“Northstar Wireless,” and collectively with Northstar Spectrum, the “Northstar Entities”), and in SNR Wireless HoldCo, LLC (“SNR HoldCo”), the parent company of SNR Wireless LicenseCo, LLC (“SNR Wireless,” and collectively with SNR HoldCo, the “SNR Entities”), respectively. On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless and to SNR Wireless, respectively, which are recorded in “FCC authorizations” on our Consolidated Balance Sheets.

Under the applicable accounting guidance in Accounting Standards Codification 810, Consolidation (“ASC 810”), Northstar Spectrum and SNR HoldCo are considered variable interest entities (“VIEs”) and, based on the characteristics of the structure of these entities and in accordance with the applicable accounting guidance, we consolidate these entities into our financial statements. See Note 2 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

There can be no assurance that we will be able to obtain a profitable return on our noncontrolling investments in the Northstar Entities and the SNR Entities. See Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

As detailed below, our Pay-TV operations are subject to FCC jurisdiction, including, without limitation, the FCC’s rules for satellite licensing, placement of satellites, interference avoidance, spectrum sharing, and coordination with other satellite systems. We must comply with FCC rules promulgating public interest requirements for DBS providers, security functionality for video providers, technology standards, media ownership, carriage of cable programming, and net neutrality. In addition, the Copyright Act of 1976 (the “Copyright Act”) and the Communications Act of 1934 (the “Communications Act”) govern our carriage of broadcast signals.

Wireless services and our Wireless spectrum licenses are subject to regulation by the FCC and, depending on the jurisdiction, other federal, state and local, as well as international, governmental authorities and regulatory agencies, including, among other things, regulations governing the licensing, construction, operation, sale and interconnection arrangements of wireless telecommunications systems. In particular, the FCC imposes significant regulation on licensees of wireless spectrum with respect to how radio spectrum is used by licensees, the nature of the services that licensees may offer and how the services may be offered, and resolution of issues of interference between spectrum bands. The FCC grants wireless licenses for terms of generally 10-12 years that are subject to renewal or revocation. There can be no assurances that our Wireless spectrum licenses will be renewed. Failure to comply with FCC build-out requirements in a given license area may result in acceleration of other build-out requirements or in the modification, cancellation, or non-renewal of licenses. For further information related to our licenses and build-out requirements related to our Wireless spectrum licenses see Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

Our Pay-TV and Wireless operations are subject to federal, state, and international laws relating to the collection, use, retention, security, and transfer of personally identifiable information. The regulatory framework for privacy and security issues worldwide is rapidly evolving and as a result implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. Any failure by us, our suppliers, or other parties with whom we do business to comply with these standards and practices or with other federal, state, or international regulations could result in proceedings against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising. In the United States, these include enforcement actions in response to rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies.

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

FCC Regulations Governing our Pay-TV Operations

FCC Jurisdiction over our DBS Operations. The Communications Act gives the FCC broad authority to regulate the operations of satellite companies. Specifically, the Communications Act gives the FCC regulatory jurisdiction over the following areas relating to communications satellite operations:

●	assignment of satellite radio frequencies and orbital locations, the licensing of satellites and earth stations, the granting of related authorizations, and the evaluation of the fitness of a company to be a licensee;
●	approval for the relocation of satellites to different orbital locations or the replacement of an existing satellite with a new satellite;
●	ensuring compliance with the terms and conditions of such assignments, licenses, authorizations and approvals, including required timetables for construction and operation of satellites;
●	avoiding interference with other radio frequency emitters; and
●	ensuring compliance with other applicable provisions of the Communications Act and FCC rules and regulations.

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

In addition, we currently lease or have entered into agreements to lease capacity on satellites using the following spectrum at the following orbital locations:

●500 MHz of Ku-band FSS spectrum that is divided into 18 frequency channels at the 118.7 degree orbital location, which is a Canadian FSS slot that is capable of providing service to CONUS, Alaska and Hawaii;
●	32 DBS frequency channels at the 129 degree orbital location, which is a Canadian DBS slot that is capable of providing service to most of the United States; and
●	32 DBS frequency channels at the 72.7 degree orbital location, which is a Canadian DBS slot that is capable of providing service to CONUS.

We also have month-to-month FSS capacity available from EchoStar on an FSS satellite located at the 121 degree orbital location. As of December 31, 2022, we no longer lease this satellite.

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

Interference from Other Services Sharing Satellite Spectrum. Non-geostationary orbit (“NGSO”) FSS satellites are permitted to operate on a co-primary basis in the same frequency band as our DBS and geostationary orbit (“GSO”) FSS satellites. The FCC has also authorized the use of multichannel video distribution and data service (“MVDDS”) licenses in the DBS band. MVDDS licenses were auctioned in 2004. MVDDS systems have been commercially deployed in a few markets. We have MVDDS licenses in 82 out of 214 geographical license areas, including Los Angeles, New York City, Chicago and several other major metropolitan areas. Despite regulatory provisions intended to protect DBS and FSS operations from harmful interference, there can be no assurance that operations by other satellites or terrestrial communication services in the DBS and FSS bands will not interfere with our DBS and FSS operations and adversely affect our business. Space Exploration Corporation (“Spacex”), OneWeb LLC (“OneWeb”) and others have obtained FCC authority to launch and operate, or provide service from, NGSO satellite systems using a variety of spectrum bands, including the 12.2-12.7 GHz band, which we use for our DBS service, and where we also have certain licenses to provide one-way terrestrial MVDDS service. These systems are in the early stages of launch and deployment. If fully deployed by Spacex, OneWeb and others, there will be tens of thousands of NGSO satellites in orbit sharing our spectrum. There can be no assurance that they will not interfere with our DBS operations and adversely affect our business or that they will not hinder our ability to provide MVDDS service.

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

Retransmission Consent. The Copyright Act generally gives satellite companies a statutory copyright license to retransmit local broadcast channels by satellite back into the market from which they originated, subject to obtaining the retransmission consent of local network stations that do not elect “must carry” status, as required by the Communications Act. If we fail to reach retransmission consent agreements with such broadcasters, we cannot carry their signals. This could have an adverse effect on our strategy to compete with cable and other satellite companies that provide local signals. While we have been able to reach retransmission consent agreements with most of these local network stations, from time to time, there are stations with which we have not been able to reach an agreement. We cannot be sure that we will secure these agreements or that we will secure new agreements on acceptable terms, or at all, upon the expiration of our current retransmission consent agreements, some of which are short-term.

In recent years, the rates we are charged for retransmitting local channels have been increasing substantially and may exceed our ability to increase our prices to our customers, which could have a material adverse effect on our business, financial condition and results of operations. The broadcast stations’ demands for higher rates have resulted in more frequent negotiating impasses and programming interruptions. During these programming interruptions, our subscribers in the affected markets lack access to popular programming and may switch to another multichannel distributor that may be able to provide them with such programming. In addition, the national broadcasters have used their ownership of certain local broadcast stations to require us to carry additional cable programming in exchange for retransmission consent of their local broadcast stations. These requirements may place constraints on available capacity on our satellites for other programming.

The STELA Reauthorization Act of 2014 (“STELAR”) prohibits television stations from coordinating or engaging in joint retransmission consent negotiations with any other local television stations, unless the stations are “directly or indirectly under common de jure control,” expanding a previous FCC ruling prohibiting joint negotiations only among the top four stations in a market. In addition, STELAR prohibits a local television station from limiting an MVPD’s ability to carry other television signals that have been deemed by the FCC to be “significantly viewed” or to carry any other television signal the MVPD is otherwise entitled to carry under the Communications Act, unless such stations are “directly or indirectly under common de jure control” pursuant to FCC regulations. We cannot predict if these restrictions on broadcasters will result in more effective retransmission consent negotiations.

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

Media Ownership Rules. Also in 2016, the broadcast industry petitioned the FCC to relax its media ownership rules, which, among other things, limit the number of commonly owned TV stations per market and restrict newspaper/broadcast cross-ownership and radio/TV cross-ownership. In November 2017, the FCC voted to: (i) eliminate the newspaper/broadcast cross-ownership rule; (ii) eliminate the radio/television cross-ownership rule; (iii) relax the local television ownership rules to eliminate certain restrictions and modify others; and (iv) eliminate the attribution rule for television joint-sales agreements (collectively, the “2017 Order”). Additionally, in December 2017, the FCC initiated a rulemaking proceeding seeking comment on changes to the national television multiple-ownership rule, including changes that could relax or eliminate the current limits that prevent entities from owning or controlling television stations that, in the aggregate, reach more than 39 percent of the television households in the country.  If the FCC were to relax or eliminate some or all of the national television multiple-ownership rule, it could increase the negotiating leverage that broadcasters hold in retransmission consent negotiations. In December 2018, the FCC initiated a rulemaking proceeding to commence its periodic review of media ownership rules. We cannot predict whether the FCC will change any of its media ownership rules or the effect that any changes to the media ownership rules could have on our future retransmission consent negotiations. In 2019, the U.S. Court of Appeals for the Third Circuit vacated the 2017 Order. Pursuant to this decision in Prometheus Radio Project v. FCC, on December 20, 2019, the FCC amended its rules to reverse the 2017 Order and reinstate the rules as they existed prior to the 2017 Order. The FCC, though, petitioned for a writ of certiorari with the Supreme Court of the United States (the “Supreme Court”) to reverse the Third Circuit’s decision. On April 1, 2021, in FCC v. Prometheus Radio Project, the Supreme Court reversed the Third Circuit, finding that “the FCC’s analysis was reasonable and reasonably explained for purposes of the APA’s deferential arbitrary and capricious standard.” On June 4, 2021, the FCC released an Order reinstating the rule changes from the 2017 Order. On the same day, the FCC also asked for public comment to refresh the record in its 2018 quadrennial proceeding reviewing its media ownership rules in light of the Supreme Court’s ruling. We cannot predict how the FCC may address media ownership issues going forward, either through the imposition of new rules or the relaxation of remaining ownership restrictions.

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

Cable Act and Program Access. We purchase a large percentage of our programming from cable-affiliated programmers. Pursuant to the Cable Act, cable providers had been prohibited from entering into exclusive contracts with cable-affiliated programmers. On October 5, 2012, the FCC allowed this prohibition to expire. As a result of the expiration of this prohibition on exclusivity, we may be limited in our ability to obtain access on nondiscriminatory terms, or at all, to programming from programmers that are affiliated with cable system operators. In addition, any other changes in the Cable Act, and/or the FCC’s rules that implement the Cable Act, that currently limit the ability of cable-affiliated programmers to discriminate against competing businesses such as ours, could adversely affect our ability to acquire cable-affiliated programming at all or to acquire programming on nondiscriminatory terms. In addition, affiliates of certain cable providers have denied us access to sports programming that they supply to their cable systems terrestrially, rather than by satellite. The FCC has held that new denials of such service are unfair if they have the purpose or effect of significantly hindering us from providing programming to consumers. However, we cannot be sure that we can prevail in a complaint related to such programming and gain access to it. Our continuing failure to access such programming could materially and adversely affect our ability to compete in regions serviced by these cable providers.

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

To the extent that network operators implement usage-based pricing, including, but not limited to, meaningful bandwidth caps, or otherwise try to monetize access to their networks by data providers, we could incur greater operating expenses and our Pay TV subscriber count could be negatively impacted. Furthermore, to the extent network operators create tiers of Internet access service and either charge us for or prohibit us from being available through these tiers, our Pay TV business could be negatively impacted. We cannot predict with any certainty the impact to our Pay TV business resulting from changes in how network operators handle and charge for access to data that travels across their networks.

Charter/Time Warner Cable. In May 2016, the FCC and the Department of Justice approved a merger transaction between Charter, Time Warner Cable, and Advance/Newhouse Partnership.  The FCC conditioned its approval on, among other things, Charter not imposing data caps or usage-based pricing for its residential broadband service and a requirement that Charter provide settlement-free interconnection.  These conditions last for seven years, with Charter having the option after four years to petition to shorten the term to five years.  It is uncertain how these conditions may be interpreted or enforced by the FCC; therefore, we cannot predict the practical effect of these conditions.  In addition, as these conditions are currently set to expire in May 2023, we will not be able to rely on these protections beyond that date. We cannot predict with any certainty the impact to our Pay TV business resulting from changes in how network operators handle and charge for access to data that travels across their networks

Definition of MVPD. In December 2014, the FCC issued a Notice of Proposed Rulemaking regarding the definition of an MVPD. Among other things, the FCC is considering whether the definition of an MVPD should apply to Internet-based streaming services, thus making such services subject to the same regulations as an MVPD. The FCC is also considering the appropriate treatment of purely Internet-based linear video programming services that cable operators and DBS providers offer in addition to their traditional video services. We cannot predict the timing or outcome of this rulemaking or other related rulemaking proceedings.

Federal Trade Commission. The Federal Trade Commission (“FTC”) and other federal agencies also have jurisdiction over some consumer protection and elimination and prevention of anticompetitive business practices.

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

Registration in the UN Registry of Space Objects

The United States and other jurisdictions in which we license satellites are parties to the United Nations (“UN”) Convention on the Registration of Objects Launched into Outer Space (“The UN Convention”). The UN Convention requires a satellite’s launching state to register the satellite as a space object with an UN Registry of Space Objects. The act of registration carries liability for the registering country in the event that the satellite causes third-party damage. Administrations may place certain requirements on satellite licensees in order to procure the necessary launch or operational authorizations that accompany registration of the satellite. In some jurisdictions, these authorizations are separate and distinct, with unique requirements, from the authorization to use a set of frequencies to provide satellite services. There is no guarantee that we will be able to procure such authorizations even if we already possess a frequency authorization.

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

Regulations Governing our Wireless Operations

The FCC regulates many aspects of our Wireless operations. Generally, the FCC has jurisdiction over the construction, operation, acquisition and transfer of wireless communications systems. All wireless services require use of radio frequency spectrum, the assignment and distribution of which is subject to FCC oversight. The FCC can also determine what services can be offered and how they can be offered over certain frequency bands. For more information regarding our FCC Licenses, see discussion above and Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

Additionally, the FCC and the Federal Aviation Administration regulate the siting, lighting and construction of transmitter towers and antennae. Tower siting and construction are also subject to, among other things, state and local zoning, as well as federal statutes regarding environmental and historic preservation. The future costs to comply with all relevant regulations are to some extent unknown and changes to regulations, or the applicability of regulations, could result in higher operating and capital expenses, or reduced revenues in the future. Furthermore, the FCC has also imposed certain specific mandates on wireless carriers, including, but not limited to, construction and geographic coverage requirements, technical operating standards, provision of enhanced 911 services, roaming obligations and requirements for wireless tower and antenna facilities.

The FTC and other federal agencies also have jurisdiction over some consumer protection and elimination and prevention of anticompetitive business practices with respect to the provision of non-common carrier services.

Meanwhile, our 5G Network Deployment will involve significant deployment of certain equipment and therefore increase the need for local permitting processes that allow for the placement of equipment on reasonable timelines and terms. While the Communications Act generally preempts state and local governments from regulating the entry of, or the rates charged by, wireless communications services providers, certain state and local governments regulate other terms and conditions of wireless service, including, but not limited to, billing, termination of service arrangements and the imposition of early termination fees, advertising, network outages, the use of devices while driving, zoning and land use. The Communications Act also does not prohibit states from regulating the other “terms and conditions” of wireless service. For example, some states attempt to regulate wireless customer billing matters and impose reporting requirements. Several states also have laws or regulations that address safety issues (e.g., use of wireless handsets while driving) and taxation matters. In addition, wireless tower and antenna facilities are often subject to state and local zoning and land use regulation, and securing approvals for new or modified facilities is often a lengthy and expensive process.

PATENTS AND OTHER INTELLECTUAL PROPERTY

Many entities, including, but not limited to, some of our competitors, have or may in the future obtain patents and other intellectual property rights that cover or affect products or services that we offer or that we may offer in the future. In general, if a court determines that one or more of our products or services infringe intellectual property rights held by others, we may be required to cease developing or marketing those products or services, to obtain licenses from the holders of the intellectual property rights at a material cost, or to redesign those products or services in such a way as to avoid infringing any patent claims. If those intellectual property rights are held by a competitor, we may be unable to obtain the intellectual property rights at any price, which could adversely affect our competitive position.

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

We cannot estimate the extent to which we may be required in the future to obtain intellectual property licenses or the availability and cost of any such licenses. Those costs, and their impact on our results of operations, could be material. Damages in patent infringement cases can be substantial, and in certain circumstances can be trebled. To the extent that we are required to pay unanticipated royalties to third parties, these increased costs of doing business could negatively affect our liquidity and operating results. We are currently defending multiple patent infringement actions. We cannot be certain the courts will conclude these companies do not own the rights they claim, that our products do not infringe on these rights and/or that these rights are not valid. Furthermore, we cannot be certain that we would be able to obtain licenses from these persons on commercially reasonable terms or, if we were unable to obtain such licenses, that we would be able to redesign our products to avoid infringement.

ENVIRONMENTAL REGULATIONS

We are subject to the requirements of federal, state, local and foreign environmental and occupational safety and health laws and regulations. These include, among others, laws regulating air emissions, water discharge and waste management. We attempt to maintain compliance with all such requirements. We do not expect capital or other expenditures for environmental compliance to be material in 2023 or 2024. Environmental requirements are complex, change frequently and have become more stringent over time. Accordingly, we cannot provide assurance that these requirements will not change or become more stringent in the future in a manner that could have a material adverse effect on our business.

SEGMENT REPORTING DATA AND GEOGRAPHIC AREA DATA

For segment reporting data and principal geographic area data for 2022, 2021 and 2020, see Note 16 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

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

We believe that our Wireless business, including our ability to complete our 5G Network Deployment, is dependent on our ability to identify, hire, develop, motivate, and retain a team of highly skilled personnel with knowledge of the wireless industry.  Our Wireless business will be adversely affected if we fail to effectively identify, hire, develop, motivate, and retain highly skilled personnel with knowledge of the wireless industry.

We had approximately 14,200 employees at December 31, 2022, most of whom were located in the United States.  We generally consider relations with our employees to be good.  Approximately 35 employees in one of our field offices have voted to have a union represent them in their employment relations with DISH Network.  In June of 2022, we signed a collective bargaining agreement with the union. The agreement is effective from February 21, 2022 to February 20, 2024. The current number of union employees at the site is 8.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

(furnished in accordance with Item 401(b) of Regulation S-K, pursuant to General Instruction G(3) of Form 10-K)

The following table and information below sets forth the name, age and position with DISH Network of each of our executive officers, the period during which each executive officer has served as such, and each executive officer’s business experience during the past five years:

Name	Age	Position
Charles W. Ergen	69	Chairman and Director
W. Erik Carlson	53	President, Chief Executive Officer and Director
Thomas A. Cullen	63	Executive Vice President, Corporate Development
Narayan R. Iyengar	48	Executive Vice President and Chief Operating Officer
Timothy A. Messner	48	Executive Vice President, General Counsel and Secretary
Paul W. Orban	54	Executive Vice President and Chief Financial Officer
David A. Scott	49	Executive Vice President and Chief Human Resources Officer
John W. Swieringa	45	President and Chief Operating Officer - Wireless

Charles W. Ergen. Mr. Ergen is executive Chairman and has been Chairman of the Board of Directors of DISH Network since its formation and, during the past five years, has held executive officer and director positions with DISH Network. Mr. Ergen also serves as executive Chairman and Chairman of the Board of Directors of EchoStar. Mr. Ergen co-founded DISH Network with his future spouse, Cantey Ergen, and James DeFranco, in 1980.

W. Erik Carlson. Mr. Carlson has served as President and Chief Executive Officer since December 2017. Mr. Carlson has served as a member of the Board of Directors of DISH Network beginning December 31, 2021. Mr. Carlson is a DISH Network veteran of more than two decades, and has held numerous roles throughout the company. Most recently, Mr. Carlson served as President and Chief Operating Officer. In this role, Mr. Carlson oversaw the company’s day-to-day operations including Human Resources, Operations and Information Technology, Media Sales, Marketing, Programming, Product Management, Acquisition and Retention, and Finance and Accounting organizations. Prior to that, Mr. Carlson managed DISH Network’s In-Home Services, Customer Service Centers, Customer Billing, and Information Technology organizations, as well as Manufacturing, which consists of equipment retrieval and refurbishment operations. Mr. Carlson also served as Senior Vice President of Retail Services and Sales where he managed the company’s indirect sales operations.

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

Narayan R. Iyengar. Mr. Iyengar has served as Executive Vice President and Chief Operating Officer since March 2022 and is responsible for all operational aspects of DISH Network’s consumer businesses, including, Customer Experience Operations, In-Home Services, Billing and Credit, Manufacturing and Distribution, and overall Digital Transformation. Since November 2021, Mr. Iyengar has served on the board of directors, audit committee and executive compensation committee of Build-A-Bear Workshop, Inc. Prior to DISH Network, Mr. Iyengar served as Senior Vice President, Digital and E-Commerce at Albertsons Companies Inc. from 2017 to 2020. Prior to that, from 2013 to 2017, he served as Vice President, E-Commerce and Digital Analytics of The Walt Disney Company.

Timothy A. Messner. Mr. Messner has served as Executive Vice President, General Counsel since November 2017 and is responsible for all legal affairs for DISH Network. Since joining DISH Network in August 2004, Mr. Messner has held various positions of increasing responsibility in DISH Network’s legal department. Most recently, Mr. Messner served as Senior Vice President and Deputy General Counsel for DISH Network.

Paul W. Orban. Mr. Orban has served as Executive Vice President and Chief Financial Officer since July 2019 and is responsible for all aspects of DISH Network’s finance, accounting, tax, treasury, internal audit and supply chain departments.  Mr. Orban served as Senior Vice President and Chief Accounting Officer from December 2015 to July 2019, Senior Vice President and Corporate Controller from September 2006 to December 2015 and as Vice President and Corporate Controller from September 2003 to September 2006. He also served as EchoStar’s Senior Vice President and Corporate Controller from 2008 to 2012 pursuant to a management services agreement between DISH Network and EchoStar. Since joining DISH Network in 1996, Mr. Orban has held various other positions of increasing responsibility in our accounting department. Prior to DISH Network, Mr. Orban was an auditor with Arthur Andersen LLP.

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

John W. Swieringa. Mr. Swieringa has served as President and Chief Operating Officer of DISH Network’s Wireless business segment since January 2022 and is responsible for all operational aspects of DISH Network’s Wireless business segment. Mr. Swieringa previously served as Executive Vice President and Chief Operating Officer of DISH Network since December 2017 and as Group President, Retail Wireless since July 2020 and has had responsibility for all aspects of DISH Network’s Retail Wireless business unit. Mr. Swieringa previously served as Executive Vice President, Operations from December 2015 to December 2017, as Senior Vice President and Chief Information Officer from March 2014 to December 2015 and as Vice President of Information Technology Customer Applications from March 2010 to March 2014.  Mr. Swieringa joined DISH Network in December 2007 serving in our finance department.

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

Our Pay-TV business faces substantial competition from established pay-TV providers and broadband service providers and increasing competition from companies providing/facilitating the delivery of video content via the Internet to computers, televisions, and other streaming and mobile devices, including, but not limited to, wireless service providers. In recent years, the traditional pay-TV industry has matured, and industry consolidation and convergence have created competitors with greater scale and multiple product/service offerings. Some of these services charge nominal or no fees for access to their content, which could adversely affect demand for our Pay-TV services. Moreover, new technologies have been, and will likely continue to be, developed that further increase the number of competitors we face with respect to video services, including, but not limited to, competition from piracy-based video offerings. These developments, among others, have contributed to intense and increasing competition, which we expect to continue.

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

We believe that the availability and extent of programming, including, but not limited to, unique programming services such as foreign language, sports programming and original content, and other value-added services such as access to video via mobile devices, continue to be significant factors in consumers’ choice among pay-TV providers. Other pay-TV providers may have more successfully marketed and promoted their programming packages and value-added services and may also be better equipped and have greater resources to increase their programming offerings and value-added services to respond to increasing consumer demand. We may be required to make substantial additional investments in infrastructure to respond to competitive pressure to deliver enhanced programming and other value-added services, and there can be no assurance that we will be able to compete effectively with offerings from other pay-TV providers.

Furthermore, this increasingly competitive environment may require us to increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.  Increasingly, we must seek to attract a greater proportion of new subscribers from our competitors’ existing subscriber bases rather than from first-time purchasers of pay-TV services. In addition, because other pay-TV providers may be seeking to attract a greater proportion of their new subscribers from our existing subscriber base, we may be required to increase retention spending and/or provide greater discounts or credits to acquire and retain subscribers who may spend less on our services. Our SLING TV subscribers on average purchase lower-priced programming services than do DISH TV subscribers. Accordingly, an increase in SLING TV subscribers has a negative impact on our Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”). If our Pay-TV ARPU decreases or does not increase commensurate with increases in programming or other costs, our margins may be reduced and the long-term value of a subscriber would then decrease and could have a material adverse effect on our business, results of operations and financial condition.

In addition, as a result of this increased competitive environment and the maturation of the pay-TV industry, future growth opportunities of our DISH TV business may be limited and our margins may be reduced, which could have a material adverse effect on our business, results of operations and financial condition. Our gross new DISH TV subscriber activations continue to be negatively impacted by stricter subscriber acquisition policies (including a focus on attaining higher quality subscribers) and increased competitive pressures, including, but not limited to, aggressive marketing, more aggressive retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. In addition, we face increased competitive pressures from content providers and other companies who distribute video directly to consumers over the Internet. These content providers and other companies, as well as traditional satellite television providers, cable companies and large telecommunication companies, are rapidly increasing their Internet-based video offerings. There can be no assurance that our gross new DISH TV subscriber activations, net DISH TV subscriber additions, and DISH TV churn rate will not continue to be negatively impacted and that the pace of such negative impact will not accelerate. In the event that our DISH TV subscriber base continues to decline, it could have a material adverse effect on our business, results of operations and financial condition.

Changing consumer behavior and new technologies in our Pay-TV business may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.

New technologies, products and services are driving rapid changes in consumer behavior as consumers seek more control over when, where and how they consume content and access communications services. In particular, through technological advancements and with the large increase in the number of consumers with broadband service, a significant amount of video content has become available through online content providers for users to stream and view on their personal computers, televisions, phones, tablets, videogame consoles and other devices, in some cases without a fee required to access the content. While our subscribers can use their traditional video subscription to access mobile programming, an increasing number of subscribers are also using mobile devices as the sole means of viewing video, and an increasing number of non-traditional video providers is developing content and technologies to satisfy that demand. For example, these technological advancements, changes in consumer behavior, and the increasing number of choices available to consumers regarding the means by which consumers obtain video content may cause DISH TV subscribers to disconnect our services (“cord cutting”), downgrade to smaller, less expensive programming packages (“cord shaving”) or elect to purchase through online content providers a certain portion of the services that they would have historically purchased from us. These technological advancements and changes in consumer behavior and/or our failure to effectively anticipate or adapt to such changes, could reduce our gross new Pay-TV subscriber activations and increase our subscriber churn rate and could have a material adverse effect on our business, results of operations and financial condition.

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

As a result of the Boost Mobile, Ting Mobile and Republic Wireless acquisitions, among others, we have entered the retail wireless business. We have made substantial investments to acquire certain wireless spectrum licenses. We plan to commercialize our Wireless spectrum licenses through the completion of our 5G Network Deployment. A Wireless services business presents certain risks. Any of the following risks, among others, may have a material adverse effect on our future business, results of operations and financial condition.

●	The wireless services industry is competitive. We have limited experience in the wireless services industry, which is an industry with increasing subscriber demands for data services that require increasing capital resources to maintain a robust network. The wireless services industry has incumbent and established competitors such as Verizon, AT&T and T-Mobile with substantial market share. These companies have greater financial, marketing and other resources than us, and have existing cost and operational advantages that we lack. Market saturation is expected to continue to cause subscriber growth rates in the wireless services industry to moderate in comparison to historical growth rates, leading to increased competition for subscribers. As the industry matures, competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of wireless services. Furthermore, the cost of attracting a new subscriber is generally higher than the cost associated with retaining an existing subscriber. In addition, we face increasing competition from wireless telecommunications providers who offer mobile video offerings or partner with others to create bundled offerings. Wireless mobile video offerings have become more prevalent in the marketplace as wireless telecommunications providers have expanded the fourth generation of wireless communications and are entering the fifth generation of wireless communications. As previously noted, mergers and acquisitions, joint ventures and alliances among cable television providers, telecommunications companies, programming providers and others may result in, among other things, greater scale and financial leverage and increase the availability of offerings from providers capable of bundling video, broadband and/or wireless services in competition with our services. Such companies may be able to, among other things, pressure third-party content owners and programmers to withhold online rights from us; utilize their increased leverage over third-party content owners and programmers to reduce the price they pay for programming at the expense of other MVPDs, including us; thwart our ability to compete in the wireless market, by, among other things, refusing to enter into data roaming agreements with us; foreclose or degrade our online video offerings at various points in the broadband pipe; and impose data caps on consumers who access our online video offerings. See “Item 1. Business – Overview – Business Strategy – Retail Wireless” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Wireless – Retail Wireless” in this Annual Report on Form 10-K for further information.

●	Our ability to compete effectively in the wireless services industry is dependent on a number of factors. Our ability to compete effectively in the wireless services industry depends on, among other things, our network quality, capacity and coverage; the pricing of our products and services; the quality of subscriber service; our development of new and enhanced products and services; the reach and quality of our sales and distribution channels; our ability to predict and adapt to future changes in technologies and changes in consumer demands; and our capital resources. It also depends on how successfully we anticipate and respond to various competitive factors affecting the industry, including, among others, new technologies and business models, products and services that may be introduced by competitors, changes in consumer preferences, the demand for and usage of data, video and other voice and non-voice services, demographic trends, economic conditions, and discount pricing and other strategies that may be implemented by competitors. It may be difficult for us to differentiate our products and services from other competitors in the industry, which may limit our ability to attract and retain subscribers. Our success also may depend on our ability to access and deploy adequate spectrum, deploy new technologies and offer attractive products and services to subscribers. For example, we may not be able to obtain and offer certain technologies, features or services that are subject to competitor patents or other exclusive arrangements. Our success and financial results also depend on, among other factors, our ability to achieve a lower cost structure in our 5G Network Deployment and commercialization of our network. As we complete our 5G Network Deployment and transition a portion of our business to a MNO from an MVNO, our results of operations and financial performance will depend in part on our ability to offer wireless services more cost effectively than we are able to do so through the use of our current MVNO agreements.

●	We depend on third parties to provide us with infrastructure and products and services. We depend on various key suppliers and vendors to provide us, directly or through other suppliers, with infrastructure, equipment and services, such as switch and network equipment, handsets and other devices and equipment that we would need in order to operate a wireless services business and provide products and services to our subscribers. For example, handset and other device suppliers often rely on one vendor for the manufacture and supply of critical components, such as chipsets, used in their devices. If these suppliers or vendors fail to provide equipment or services on a timely basis or at all or fail to meet performance expectations, we may be unable to provide products and services as and when expected by our subscribers. Any difficulties experienced with these suppliers and vendors could result in additional expense and/or delays in operating our Wireless services. Our efforts involve significant expense and require strategic management decisions on, and timely implementation of, among other things, equipment choices, network deployment and management, and service offerings. In addition, these suppliers and vendors may also be subject to litigation with respect to technology on which we depend, including litigation involving claims of patent infringement. In addition, our 5G Network Deployment utilizes an O-RAN architecture, which is designed to, among other things, incorporate components sourced from various third-party suppliers. Generally, these third-party suppliers do not ensure that their products will integrate with components provided by other third-party suppliers. As a result, we generally serve as the overall system integrator. Failure of these products to, among other things, effectively interoperate with one another could adversely affect our financial performance including, but not limited to, our ability to complete our 5G Network Deployment on a cost-effective basis or at all.

●	Wireless services and our Wireless spectrum licenses are subject to government regulation. Wireless services and our Wireless spectrum licenses are subject to regulation by the FCC and other federal, state and local, as well as international, governmental authorities. These governmental authorities could adopt regulations or take other actions that would adversely affect our business prospects, making it more difficult and/or expensive to complete our 5G Network Deployment and to further commercialize our Wireless spectrum licenses or acquire additional licenses. The licensing, construction, operation, sale and interconnection arrangements of wireless telecommunications systems are regulated by the FCC and, depending on the jurisdiction, other federal and international, state and local regulatory agencies. In particular, the FCC imposes significant regulation on licensees of wireless spectrum with respect to, among other things, how radio spectrum is used by licensees, the nature of the services that licensees may offer and how the services may be offered, and resolution of issues of interference between spectrum bands. The FCC grants wireless licenses for terms of generally 10-12 years that are subject to renewal or revocation based on certain factors depending on the license including, among others, public interest considerations, level and quality of services and/or operations provided by the licensee, frequency and duration of any interruptions or outages of services and/or operations provided by the licensee, and the extent to which service is provided to, and/or operation is provided in, rural areas and tribal lands. There can be no assurances that our Wireless spectrum licenses will be renewed or that we will be able to obtain additional licenses. Failure to comply with FCC requirements in a given license area could result in revocation of the license for that license area. In addition, the FCC uses its transactional “spectrum screen” to identify prospective wireless transactions that may require additional competitive scrutiny. If a proposed transaction would exceed the spectrum screen threshold, the FCC undertakes a more detailed analysis of relevant market conditions in the impacted geographic areas to determine whether the transaction would reduce competition without offsetting public benefits. If a proposed spectrum acquisition exceeds the spectrum screen trigger, such additional review could extend the duration of the regulatory review process and there can be no assurance that such proposed spectrum acquisition would ultimately be completed, in whole or in part.

Our pay-TV competitors may be able to leverage their relationships with programmers to reduce their programming costs and/or offer exclusive content that will place them at a competitive advantage to us.

The cost of programming represents the largest percentage of our overall Pay-TV costs. Certain of our competitors own directly, partner with, or are affiliated with companies that own programming content that may enable them to obtain lower programming costs or offer exclusive programming that may be attractive to prospective subscribers. Unlike our larger cable and satellite competitors, some of which also provide internet or broadband based pay-TV services, we have not made significant investments in programming providers. As a result, it may be more difficult for us to obtain access to such programming networks on nondiscriminatory and fair terms, or at all. See “Item 1. Business – Government Regulations – FCC Regulations Governing our Pay-TV Operations – Cable Act and Program Access” in this Annual Report on Form 10-K for further information.

Through the MNSA and the NSA, we depend on T-Mobile and AT&T in providing network services to our Wireless subscribers. Our failure to effectively manage these relationships, including without limitation, our minimum commitments, any system failure in their wireless networks, interruption in the services provided to us, and/or the termination of the MNSA or the NSA could have a material adverse effect on our business, financial condition and results of operations.

In July 2021, we entered into the NSA with AT&T to provide us with wireless network services. Under the NSA, we expect AT&T will become our primary network services provider. In addition, under the NSA, we have committed to activate on AT&T a minimum percentage of certain of our Wireless subscribers and to utilize AT&T’s network for a minimum specified percentage of our domestic roaming data usage. We have agreed to pay AT&T at least $5 billion over the course of the ten-year term of the NSA, subject to certain terms and conditions. In 2020 in connection with the Asset Purchase Agreement, we entered into a master network services agreement with T-Mobile to provide us with wireless network services for a period of seven years (the “Prior MNSA”). In June 2022, we and T-Mobile entered into the MNSA, which amended the Prior MNSA. Under the MNSA, we agreed to a minimum purchase commitment to T-Mobile of $3.3 billion over the course of the MNSA, subject to certain terms and conditions.

As a result, failure to meet the minimum commitments to AT&T or T-Mobile could have a material adverse effect on our business, financial condition and results of operations. For example, failure to meet our minimum commitments would result in, among other things, the acceleration of financial commitments and potential termination of the NSA or the MNSA, respectively.

As we offer Retail Wireless services and continue our 5G Network Deployment, we currently depend on T-Mobile and AT&T to provide us with network services pursuant to the MNSA and the NSA, respectively. We rely on T-Mobile and AT&T to, among other things, maintain their wireless facilities and government authorizations and to comply with government policies and regulations. If T-Mobile or AT&T fails to do so, our subscriber activations and churn rate could be negatively impacted, which in turn could have a material adverse effect on our business, financial condition and results of operations. As a result, failure to manage these relationships, including, but not limited to, effectively activating subscribers on the optimal network, transitioning subscribers to a different network, managing the existing subscriber base and vendor relationships and meeting certain minimum commitments could have a material adverse effect on our business, financial condition and results of operations.

In the event that a termination under the NSA or the MNSA were to occur, our Wireless subscribers may need to obtain a new device, a new SIM card or receive a software update to continue receiving Wireless services from us. These required measures would cause significant disruption to our Wireless subscriber base which could result in, among other things, a significant increase in our churn rate. A termination of either the NSA or the MNSA, respectively, would result in significant financial and operational challenges to mitigate such termination, and there can be no assurances that any attempts to mitigate a termination event would be successful.

Changes in how network operators handle and charge for access to data that travels across their networks could adversely impact our Pay-TV business.

With respect to our Pay-TV business, we rely upon the ability of consumers to access our SLING TV services and certain DISH TV functionality through the Internet. If network operators block, restrict, slow-down or throttle or otherwise impair access to our services over their networks, our business could be negatively affected. To the extent that network operators implement usage-based pricing including, but not limited to, meaningful bandwidth caps, or otherwise try to monetize access to their networks by data providers, we could incur greater operating expenses and our SLING TV subscriber count could be negatively impacted. Furthermore, to the extent network operators create tiers of Internet access service and either charge us for or prohibit us from being available through these tiers, our SLING TV business could be negatively impacted.

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

Economic weakness and uncertainty may adversely affect our ability to grow or maintain our business.

Our ability to grow or maintain our business may be adversely affected by economic weakness and uncertainty, which could result in the following:

●	Fewer subscriber activations and increased subscriber churn rate. We could face fewer subscriber activations and increased subscriber churn rate due to, among other things: (i) certain economic factors that impact consumers, including, among others, inflation, rising interest rates, a potential downturn in the housing market in the United States (including a decline in housing starts) and higher unemployment, which could lead to a lack of consumer confidence and lower discretionary spending; (ii) increased price competition for our products and services; and (iii) the potential loss of independent third-party retailers, who generate a meaningful percentage of our gross new DISH TV and Wireless subscriber activations, because many of them are small businesses that are more susceptible to the negative effects of economic weakness. In particular, our DISH TV churn rate and Wireless churn rate may increase with respect to subscribers who purchase our lower tier programming packages and Retail Wireless services, and who may be more sensitive to economic weakness, including, among others, our pay-in-advance subscribers.
●	Higher subscriber acquisition and retention costs. Our profits may be adversely affected by increased subscriber acquisition and retention costs necessary to attract and retain subscribers during a period of economic weakness.

We are also subject to inflationary cost pressures, and if inflation continues or worsens, it could negatively impact us by increasing, among other things, our operating expenses. Inflation may lead to cost increases in multiple areas across our business, for example, rises in the prices of raw materials and manufactured goods, increased energy rates, as well as increased wage pressures and other expenses related to our labor, programming and other costs. While we attempt to increase our revenue to offset increases in costs, there is no assurance that we will be able to do so on an acceptable timeline or at all. Therefore, costs could rise faster than associated revenue, thereby resulting in a negative impact on our operating results, cash flows and liquidity.

COVID-19 Pandemic

The COVID-19 pandemic and its impact on the economic environment generally, and on us specifically, have adversely impacted our business. Furthermore, any continuation or worsening of the pandemic and the economic environment could have a material adverse effect on our business, financial condition and results of operations.

The COVID-19 pandemic caused, and any resurgence of the pandemic could again cause a significant reduction in global economic activity, which could affect our customers’ purchasing decisions.

Other effects of the pandemic included, and may continue to include, significant volatility and disruption of the global financial markets; adverse revenue and net income effects; disruptions to our operations, including suspension or deferral of in-home installations; limitations on access to sources of liquidity; supply chain disruptions; limitations on access to raw materials; employee impacts from illness; and local and regional closures or lockdowns, including temporary closures of our facilities and the facilities of our customers and suppliers.

The extent to which our operating and financial results will continue to be affected by the pandemic will depend on various factors beyond our control, such as the continued severity of the pandemic, including any sustained geographic resurgence; the emergence of new variants and strains of the COVID-19 virus; and the success of actions to contain or treat the virus. COVID-19, and volatile regional and global economic conditions stemming from the pandemic, could also aggravate our other risk factors described in this section.

Operational and Service Delivery Risks

Any deterioration in our operational performance and subscriber satisfaction could adversely affect our business, financial condition and results of operations.

If our operational performance and subscriber satisfaction with respect to our Pay-TV or Wireless services were to deteriorate, we may experience a decrease in subscriber activations and an increase in our subscriber churn rate, which could have a material adverse effect on our business, financial condition and results of operations. To improve our operational performance, we continue to make investments in staffing, training, information systems and other initiatives, primarily in our call center and in-home service operations and Retail Wireless operations. These investments are intended to, among other things, help combat inefficiencies introduced by the increasing complexity of our business, improve subscriber satisfaction, reduce subscriber churn, increase productivity and allow us to scale better over the long run. We cannot, however, be certain that our spending will ultimately be successful in improving our operational performance, and if unsuccessful, we may have to incur higher costs to improve our operational performance. While we believe that such costs will be outweighed by longer-term benefits, there can be no assurance when or if we will realize these benefits at all.

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

Although we expect to continue to incur expenses, such as providing retention credits and other subscriber acquisition and retention expenses, to attract and retain subscribers there can be no assurance that our efforts will generate new subscribers or result in a lower churn rate.

For our Retail Wireless business, we are currently in the process of integrating our Retail Wireless operations and making certain operational changes to enhance profitability. We are working to ensure that the subscribers we acquire and retain are profitable under our MVNO economics. As an example, certain subscribers that use high amounts of data may be profitable for a MNO but are not profitable under a MVNO. This has caused our net Wireless subscriber additions to be negatively impacted.

Although we expect to continue to incur expenses, such as providing retention credits and other subscriber acquisition and retention expenses, including, but not limited to, devices subsidy and upgrade discounts, to attract and retain subscribers, there can be no assurance that our efforts will generate new subscribers or result in a lower churn rate. Our subscriber acquisition costs and our subscriber retention costs can vary significantly from period to period and can cause material variability to our net income (loss) and free cash flow. Any material increase in subscriber acquisition or retention costs from current levels could have a material adverse effect on our business, financial condition and results of operations.

With respect to our Pay-TV business, programming expenses are increasing, which may adversely affect our future financial condition and results of operations.

Our programming costs represent a significant component of our total expense and we expect these costs to continue to increase on a per subscriber basis. The pay-TV industry has continued to experience an increase in the cost of programming, especially local broadcast channels and sports programming. In addition, certain programming costs are rising at a much faster rate than wages or inflation. These factors may be exacerbated by, among other factors, the increasing trend of consolidation in the media industry and partnerships between companies that offer pay-TV services and programmers, which may further increase our programming expenses. Our ability to compete successfully will depend, among other things, on our ability to continue to obtain desirable programming and deliver it to our subscribers at competitive prices.

When offering new programming, or upon expiration of existing contracts, programming suppliers have historically attempted to increase the rates that they charge us for programming. We expect this practice to continue, which, if successful, would increase our programming costs. In addition, our programming expenses may also increase as we add programming to our video services or distribute existing programming to our subscribers through additional delivery services. As a result, our margins may face further pressure if we are unable to renew our long-term programming contracts on acceptable pricing and other economic terms. Alternatively, to attempt to mitigate the effect of price increases or for other reasons, we may elect not to carry or may be unable to carry certain channels, which could adversely affect our net Pay-TV subscriber additions.

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

We depend on third parties to provide us with programming services. Our programming agreements have remaining terms ranging from less than one to up to several years and contain various renewal, expiration and/or termination provisions. We may not be able to renew these agreements on acceptable terms or at all, and these agreements may be terminated prior to expiration of their original terms.

Negotiations over programming carriage contracts are generally contentious, and certain programmers have, in the past, limited our access to their programming in connection with those negotiations and the scheduled expiration of their programming carriage contracts with us. In recent years, our net Pay-TV subscriber additions have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers.

We cannot predict with any certainty the impact to our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate resulting from programming interruptions or threatened programming interruptions that may occur in the future. As a result, we may at times suffer from periods of lower net Pay-TV subscriber additions or higher net Pay-TV subscriber losses.

We typically have a few programming contracts with major content providers up for renewal each year and if we are unable to renew any of these agreements on acceptable terms or at all, or the other parties terminate the agreements, there can be no assurance that we would be able to obtain substitute programming, or that such substitute programming would be comparable in quality or cost to our existing programming. In addition, failure to obtain access to certain programming or loss of access to programming, particularly programming provided by major content providers and/or programming popular with our subscribers, could have a material adverse effect on our business, financial condition and results of operations, including, among other things, our net Pay-TV subscriber additions.

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

The capacity, reliability and security of our information technology hardware and software infrastructure (including, but not limited to, our billing systems) and communications systems, or those of third parties that we use in our operations, are important to the operation of our businesses, which would suffer in the event of system failures or cyber-attacks. Likewise, our ability to expand and update our information technology infrastructure in response to our growth and changing needs is important to the continued implementation of our new service offering initiatives. Our inability to expand or upgrade our technology infrastructure could have adverse consequences, which could include, among other things, the delayed implementation of new service offerings, service or billing interruptions, and the diversion of developmental resources.

We rely on certain third parties for developing key components of our information technology and communications systems and ongoing service, all of which affect our Pay-TV services and Wireless services. Some of our key systems and operations, including, but not limited to, those supplied by third-party providers, are not fully redundant, and our disaster recovery planning cannot account for all eventualities. Interruption and/or failure of any of these systems could disrupt our operations, interrupt our services, result in significant financial expenditures and damage our reputation, thus adversely impacting our ability to provide our services, retain our current subscribers and attract new Pay-TV and Wireless subscribers and complete our 5G Network Deployment.

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

We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to financial losses. In addition, this may divert management’s attention and resources away from our business, therefore adversely affect our business. Furthermore, the amount and scope of insurance we maintain may not cover all expenses related to such activities or all types of claims that may arise.

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

Extreme weather may result in risk of damage to our infrastructure and therefore our ability to provide services, and may lead to changes in federal, state and foreign government regulation, all of which could materially and adversely affect our business, results of operations and financial condition.

Extreme weather has the potential to directly damage our network facilities and other infrastructure and/or disrupt our ability to build and maintain portions of our network, and could potentially disrupt suppliers’ ability to provide the products and services we require to support our operations. Any such disruption could delay our 5G Network Deployment plans, interrupt service for our customers, increase our costs and have a negative effect on our operating results. The potential physical effects of extreme weather, such as storms, floods, fires, freezing conditions, sea-level rise, could adversely affect our operations and infrastructure and, as a result, our financial results. Operational impacts resulting from extreme weather, such as damage to our network infrastructure, could result in increased costs and loss of revenue. We could be required to incur significant costs to improve the resiliency of our infrastructure and otherwise prepare for, respond to and mitigate such weather events. We are not able to accurately predict the materiality of any potential losses or costs associated with extreme weather.

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

The research and development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and investment. The success of new product and service development depends on many factors, including among others, the following:

●	the difficulties and delays in the development, production, timely completion, testing and marketing of products and services;
●	the cost of the products and services;
●	the proper identification of subscriber need and subscriber acceptance of products and services;
●	the development of, approval of and compliance with industry standards;
●	the amount of resources we must devote to the development of new technologies; and
●	the ability to differentiate our products and services and compete with other companies in the same markets.

If the new technologies on which we focus our research and development investments fail to achieve acceptance in the marketplace, our competitive position could be negatively impacted, causing a reduction in our revenues and earnings. For example, our competitors could use proprietary technologies that are perceived by the market as being superior. In addition, delays in the delivery of components or other unforeseen problems associated with our technology may occur that could materially and adversely affect our ability to generate revenue, offer new products and services and remain competitive. Furthermore, after we have incurred substantial costs, one or more of the products or services under our development, or under development by one or more of our strategic partners, could become obsolete prior to it being widely adopted.

If our products and services are not competitive, our business could suffer and our financial performance could be negatively impacted. Our products and services may also experience quality problems, including outages and service slowdowns, from time to time. If the quality of our products and services does not meet our subscribers’ expectations, then our business, and ultimately our reputation, could be negatively impacted.

We rely on a single vendor or a limited number of vendors to provide certain key products or services to us, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.

Historically, we have contracted with and rely on a single vendor or a limited number of vendors to provide certain key products or services to us such as information technology support, billing systems, security access devices, and many components that we provide to subscribers in order to deliver our Pay-TV services or Wireless services. We also rely on a limited number of vendors to supply our wireless devices and wireless network equipment used in connection with our 5G Network Deployment. If these vendors are unable to meet our needs because they fail to perform adequately, are no longer in business, are experiencing shortages or supply chain issues or discontinue a certain product or service we need, our business, financial condition and results of operations may be adversely affected.

We have experienced in the past and may continue to experience shortages driven by raw material availability (which may be negatively impacted by, among other things, COVID-19 policies, trade protection policies such as tariffs and or/escalating trade tensions, particularly with countries in Asia), manufacturing capacity, labor shortages, industry allocations, natural disasters, logistical delays and significant changes in the financial or business conditions of its suppliers that negatively impact our operations.

While alternative sources for these products and services exist, we may not be able to develop these alternative sources quickly and cost-effectively or at all, which could materially impair our ability to timely deliver our products to our subscribers or operate our business. Furthermore, our vendors may request changes in pricing, payment terms or other contractual obligations between the parties, which could require us to make substantial additional investments.

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

Our ability to earn revenue from our DISH TV services depends on the usefulness of our owned and leased satellites, each of which has a limited useful life. A number of factors affect the useful lives of the satellites, including, among other things, the quality of their construction, the durability of their component parts, the ability to continue to maintain proper orbits and control over the satellites’ functions, the efficiency of the launch vehicles used, and the remaining on-board fuel following orbit insertion. Generally, the minimum design life of each of our owned and leased satellites ranges from 12 to 15 years. We can provide no assurance, however, as to the actual useful lives of any of these satellites. Our operating results could be adversely affected if the useful life of any of our owned or leased satellites was significantly shorter than the minimum design life.

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

In the event of a failure or loss of any of our owned or leased satellites, we may need to acquire or lease additional satellite capacity or relocate one of our other owned or leased satellites and use it as a replacement for the failed or lost satellite, any of which could have a material adverse effect on our business, financial condition and results of operations. Such a failure could result in a prolonged loss of critical programming. A relocation would require FCC approval and we cannot be certain that we could obtain such FCC approval on an acceptable timeline or at all. If we choose to use a satellite in this manner, such use could adversely affect our ability to satisfy certain operational conditions associated with our authorizations and could result in the loss of such authorizations, which would have an adverse effect on our ability to generate revenues.

From time to time, new satellites need to be built and launched. Satellite construction and launch are subject to significant risks, including, among others, construction and launch delays, launch failure and incorrect orbital placement.

Other than in certain limited circumstances, we do not carry commercial in-orbit insurance on any of the satellites we own, and generally do not use commercial insurance to mitigate the potential financial impact of in-orbit failures because we believe that the cost of insurance premiums is uneconomical relative to the risk of such failures. If one or more of our owned in-orbit satellites fails, we could be required to record significant impairment charges.

We may have potential conflicts of interest with EchoStar due to our common ownership and management.

Questions relating to conflicts of interest may arise between EchoStar and us in a number of areas relating to our past and ongoing relationships. Areas in which conflicts of interest between EchoStar and us could arise include, but are not limited to, the following:

●	Cross officerships, directorships and stock ownership. We have certain overlap in directors and executive officers with EchoStar. These individuals may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. Currently, our Board of Directors and executive officers includes Charles W. Ergen, who serves as the Chairman of EchoStar and as our Chairman. Mr. Ergen also has fiduciary duties to EchoStar’s shareholders. For example, there is the potential for a conflict of interest when we or EchoStar look at acquisitions and other business opportunities that may be suitable for both companies. In addition, certain of our directors and officers own EchoStar stock. Mr. Ergen beneficially owns approximately 60.3% of EchoStar’s total equity securities (assuming conversion of all Class B common stock into Class A common stock) and controls approximately 93.5% of the voting power of EchoStar. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for us and EchoStar. Furthermore, Mr. Ergen is employed by both us and EchoStar.

●	Intercompany agreements with EchoStar. In connection with and following the Spin-off, Share Exchange Agreement and Master Transaction Agreement (as defined in Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K), we and EchoStar have entered into certain agreements pursuant to which we obtain certain products, services and rights from EchoStar, EchoStar obtains certain products, services and rights from us, and we and EchoStar have indemnified each other against certain liabilities arising from our respective businesses. See Note 19 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on our Related Party Transactions with EchoStar. The terms of certain of these agreements were established while EchoStar was a wholly-owned subsidiary of us and were not the result of arm’s length negotiations. The allocation of assets, liabilities, rights, indemnifications and other obligations between EchoStar and us under the separation and other intercompany agreements we entered into with EchoStar, in connection with the Spin-off, may have been different if agreed to by two unaffiliated parties. Had these agreements been negotiated with unaffiliated third parties, their terms may have been more favorable, or less favorable, to us. In addition, conflicts could arise between us and EchoStar in the interpretation or any extension or renegotiation of these existing agreements.

●	Additional intercompany transactions. EchoStar and its subsidiaries have entered into, and may continue to enter into, transactions with us and our subsidiaries. Although the terms of any such transactions will be established based upon negotiations between EchoStar and us and, when appropriate, subject to the approval of a committee of the non-interlocking directors or in certain instances non-interlocking management, there can be no assurance that the terms of any such transactions will be as favorable to us or our subsidiaries or affiliates as may otherwise be obtained between unaffiliated parties.

●	Business opportunities. We have historically retained, and in the future may acquire, interests in various companies that have subsidiaries or controlled affiliates that own or operate domestic or foreign services that may compete with services offered by EchoStar.

We may not be able to resolve any potential conflicts of interest with EchoStar, and, even if we do so, the resolution may be less favorable to us than if we were dealing with an unaffiliated party. We do not have agreements with EchoStar that would prevent either company from competing with the other.

We rely on highly skilled personnel for our business, and any inability to hire and retain key personnel or to hire qualified personnel may negatively affect our business, financial condition and results of operations.

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

In addition, technological innovation is important to our success and depends, to a significant degree, on the work of technically skilled employees. If we are unable to attract and retain appropriately technically skilled employees, our competitive position could be materially and adversely affected. Furthermore, we believe that our Wireless business, including our ability to complete our 5G Network Deployment, is dependent on our ability to identify, hire, develop, motivate and retain a team of highly skilled personnel with knowledge of the wireless industry.  Our Wireless business will be adversely affected if we fail to effectively identify, hire, develop, motivate and retain highly skilled personnel with knowledge of the wireless industry.

Acquisition and Capital Structure Risks

We have made substantial investments to acquire certain wireless spectrum licenses and other related assets, and we may be unable to realize a return on these assets.

We have invested a total of over $30 billion to acquire certain Wireless spectrum licenses, which includes

$10 billion in noncontrolling investments in certain entities. See Note 2 and Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for detailed information regarding these licenses, including certain interim and final build-out requirements, as well as certain renewal requirements.

We may need to make significant additional investments or partner with others to, among other things, complete our 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as we complete our initial 5G Network Deployment, we have and will continue to incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure, software and third party integration. We may also determine that additional wireless spectrum licenses may be required to complete our 5G Network Deployment and to compete effectively with other wireless service providers.

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

Furthermore, the fair values of wireless spectrum licenses may vary significantly in the future. In particular, valuation swings could occur if:

●	the consolidation in the wireless industry allows or requires wireless carriers to sell significant portions of their wireless spectrum holdings, which could in turn reduce the value of our spectrum holdings;
●	the sale of spectrum by one or more wireless providers occurs;
●	the FCC pursues certain policies designed to increase the number of wireless spectrum licenses available in each of our markets; or
●	the FCC conducts additional wireless spectrum auctions.

If the fair value of our Wireless spectrum licenses were to decline significantly, the value of these licenses could be subject to impairment charges. We assess potential impairments to our indefinite-lived intangible assets annually or more often if indicators of impairment arise to determine whether there is evidence that indicates an impairment condition may exist.

We capitalize our interest expense associated with the acquisition or construction of certain assets including, among others, our Wireless spectrum licenses. As the carrying amount of these licenses exceeds the carrying value of our long-term debt, substantially all of our interest expense is being capitalized. This capitalized interest increases the carrying amount of these licenses for purposes of impairment testing, under which we consider whether it is more likely than not that the fair value of these licenses exceeds the carrying amount of these licenses. An increase in the carrying amount of these licenses combined with other changes in circumstances and/or market conditions could result in an increased risk of an impairment of these licenses in the future, and an impairment of these assets may have a material adverse effect on our business, results of operations and financial condition.

We have made substantial noncontrolling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses, and we may be unable to obtain a profitable return on these investments.

During 2015, through our wholly-owned subsidiaries American II and American III, we initially made over $10 billion in certain noncontrolling investments in Northstar Spectrum, the parent company of Northstar Wireless (collectively, the “Northstar Entities”), and in SNR HoldCo, the parent company of SNR Wireless (collectively, the “SNR Entities”), respectively. Northstar Wireless and SNR Wireless each participated in Auction 97 for the purpose of acquiring certain AWS-3 licenses, and were granted 261 and 244 AWS-3 Licenses (the “AWS-3 Licenses”), respectively, which are subject to certain interim and final build-out requirements. On November 23, 2020, the FCC released a Memorandum Opinion and Order on Remand, FCC 20-160, that found that Northstar Wireless and SNR Wireless are not eligible for bidding credits based on the FCC’s determination that they remain under DISH Network’s de facto control.  Northstar Wireless and SNR Wireless have appealed the FCC’s order to the D.C. Circuit Court of Appeals. On June 21, 2022, the United States Court of Appeals for the District of Columbia issued an Opinion rejecting this challenge. On January 17, 2023, Northstar Wireless filed a petition with the United States Supreme Court requesting that it hear a further appeal.

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

We do not own or control the Northstar Licenses or the SNR Licenses nor do we control the Northstar Entities or the SNR Entities. We do not have a right to require Northstar Manager or SNR Management to sell their respective ownership interests in Northstar Spectrum and SNR Holdco to us. Northstar Manager, as the sole manager of Northstar Spectrum, and SNR Management, as the sole manager of SNR Holdco, will have the exclusive right and power to manage, operate and control Northstar Spectrum and SNR Holdco, respectively, subject to certain limited protective provisions for the benefit of American II and American III, respectively. Northstar Manager and SNR Management have the ability, but not the obligation, to require Northstar Spectrum and SNR Holdco, respectively, to purchase Northstar Manager’s and SNR Management’s ownership interests in those respective entities. On October 21, 2022, we, through our wholly-owned subsidiary American II received notice that Northstar Manager exercised the Northstar Put Right effective as of October 21, 2022. The consummation of the sale is subject to approval by the FCC.

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

In addition, we may need to make significant additional loans to the Northstar Entities and the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate the AWS-3 Licenses, comply with regulations applicable to the AWS-3 Licenses, and make any potential re-auction payments for the AWS-3 licenses retained by the FCC. Depending upon the nature and scope of such commercialization, build-out and integration efforts, regulatory compliance, and potential re-auction payments, any loans, equity contributions or partnerships could vary significantly. There can be no assurance that we will be able to obtain a profitable return on our noncontrolling investments in the Northstar Entities and the SNR Entities. Any of the following risks, among others, may have a material adverse effect on our business, results of operations and financial condition.

Furthermore, litigation surrounding designated entity structures, increased regulatory scrutiny or third party or government lawsuits with respect to our noncontrolling investments in the Northstar Entities and the SNR Entities could result in fines, and in certain cases, license revocation and/or criminal penalties, which could have a material adverse effect on our business, financial condition or results of operations.

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

We may be unable to obtain in the anticipated time frame, or at all, any regulatory approvals required to complete proposed acquisitions and other strategic transactions. Furthermore, the conditions imposed for obtaining any necessary approvals could delay the completion of such transactions for a significant period of time or prevent them from occurring at all. We may not be able to complete such transactions, and such transactions, if executed, pose significant risks and could have a negative effect on our operations. Any transactions that we are able to identify and complete may involve a number of risks, including, but not limited to:

●	the diversion of our management’s attention from our existing business to integrate the operations and personnel of the acquired or combined business or joint venture;

●	the possible adverse effects on our operating results during the integration process;

●	the high degree of risk inherent in these transactions, which could become substantial over time, and higher exposure to significant financial losses if the underlying ventures are not successful;

●	the possible inability to achieve the intended objectives of the transaction; and

●	the risks associated with complying with contractual provisions and regulations applicable to the acquired business, which may cause us to incur substantial expenses.

In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage our newly acquired operations or employees on an acceptable timeline or at all. We may not be able to maintain uniform standards, controls, procedures and policies, and this may lead to operational inefficiencies. In addition, the integration process may strain our financial and managerial controls and reporting systems and procedures.

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

As of December 31, 2022, our total long-term debt and finance lease obligations (including current portion) outstanding, including the debt of our subsidiaries, was $21.349 billion. Our debt levels could have significant consequences, including, but not limited to;

●	making it more difficult to satisfy our obligations;
●	a dilutive effect on our outstanding equity capital or future earnings;
●	increasing our vulnerability to general adverse economic conditions, including, but not limited to, changes in interest rates;
●	requiring us to devote a substantial portion of our cash to make interest and principal payments on our debt, thereby reducing the amount of cash available for other purposes. As a result, we would have limited financial and operating flexibility to changing economic and competitive conditions;
●	limiting our ability to raise additional debt because it may be more difficult for us to obtain debt financing on attractive terms or at all; and
●	placing us at a disadvantage compared to our competitors that are less leveraged.

In addition, we may incur substantial additional debt in the future. The terms of the indentures relating to our senior notes, senior secured notes and our Convertible Notes permit us to incur additional debt. If new debt is added to our current debt levels, the risks we now face could intensify.

We may need additional capital, which may not be available on favorable terms, to continue investing in our business and to finance acquisitions and other strategic transactions.

We may need to raise significant additional capital in the future, which may not be available on favorable terms to, among other things, continue investing in our business, complete our 5G Network Deployment and to pursue acquisitions and other strategic transactions (including, but not limited to, significant investments in our Wireless business).  Weakness in the equity markets could make it difficult for us to raise equity financing without incurring substantial dilution to our existing shareholders.  Adverse changes in the credit markets including, but not limited to, rising interest rates, could increase our borrowing costs and/or make it more difficult for us to obtain financing for our operations or for us to refinance existing indebtedness on favorable terms.  Continued rising interest rates could increase our cost of capital and require us to devote a higher percentage of our cash flow to interest payments, which could have a material adverse effect on our financial results.

In addition, economic weakness or weak results of operations may limit our ability to, among other things, generate sufficient internal cash to fund investments, capital expenditures, acquisitions and other strategic transactions, as well as to fund ongoing operations and service our debt. We may be unable to generate cash flows from operating activities sufficient to pay the principal, premium, if any, and interest on our debt and other obligations. If we are unable to service our debt and other obligations from cash flows from operating activities, we may need to refinance or restructure all or a portion of such obligations prior to maturity. Any refinancing or restructuring could have a material adverse effect on our business, results of operations and/or financial condition. In addition, we cannot guarantee that any refinancing or restructuring would sufficiently meet any debt or other obligations then due. Furthermore, our borrowing costs can be affected by short and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on, among other factors, our performance as measured by their credit metrics.  A decrease in these ratings would likely increase our cost of borrowing and/or make it more difficult for us to obtain financing.

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

Each option counterparty to the convertible note hedge transactions is a financial institution, and we will be subject to the risk that it might default under the convertible note hedge transaction. Our exposure to the credit risk of an option counterparty will not be secured by any collateral.  Global economic conditions have from time to time resulted in the actual or perceived failure or financial difficulties of many financial institutions, including, but not limited to, the bankruptcy filing by Lehman Brothers Holdings Inc. and its various affiliates. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with the option counterparty. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in the market price and in the volatility of our Class A common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our Class A common stock. We can provide no assurances as to the financial stability or viability of any option counterparty.

From time to time a portion of our investment portfolio may be invested in securities that have limited liquidity and may not be immediately accessible to support our financing needs.

From time to time a portion of our investment portfolio may be invested in strategic investments, and as a result, a portion of our portfolio may have restricted liquidity. If the credit ratings of these securities deteriorate or there is a lack of liquidity in the marketplace, we may be required to record impairment charges. Moreover, the uncertainty of domestic and global financial markets can greatly affect the volatility and value of our marketable investment securities. In addition, a portion of our investment portfolio may include strategic and financial investments in debt and equity securities of public companies that are highly speculative and that may experience volatility. Typically, these investments are concentrated in a small number of companies. The fair value of these investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors. These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses. The concentration of these investments as a percentage of our overall investment portfolio fluctuates from time to time based on, among other things, the size of our investment portfolio and our ability to liquidate these investments. In addition, because our portfolio may be concentrated in a limited number of companies, we may experience a significant loss if any of these companies, among other things, defaults on its obligations, performs poorly, does not generate adequate cash flow to fund its operations, is unable to obtain necessary financing on acceptable terms, or at all, or files for bankruptcy, or if the sectors in which these companies operate experience a market downturn. To the extent we require access to funds, we may need to sell these securities under unfavorable market conditions, record impairment charges and fall short of our financing needs.

We are controlled by one principal stockholder, who is also our Chairman.

Charles W. Ergen, our Chairman, beneficially owns approximately 51.8% of our total equity securities (assuming conversion of all Class B common stock into Class A common stock) and controls approximately 90.4% of the total voting power. Through his voting power, Mr. Ergen has the ability to elect a majority of our directors and to control all other matters requiring the approval of our stockholders. As a result, DISH Network is a “controlled company” as defined in the Nasdaq listing rules and is, therefore, not subject to Nasdaq requirements that would otherwise require us to have: (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (iv) director nominees selected, or recommended for selection by the Board of Directors, either by a majority of the independent directors or a nominating committee composed solely of independent directors. Mr. Ergen is also the principal stockholder and Chairman of EchoStar. It may be difficult for a third party to acquire us, even if doing so may be beneficial to our shareholders, because of our ownership structure. Certain provisions of our articles of incorporation and bylaws may discourage, delay or prevent a change in control of our company that a shareholder may consider favorable. These provisions include the following:

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

Even if we believe any such challenges or claims are without merit, they can be time consuming and costly to defend and divert management’s attention and resources away from our business. Moreover, because of the rapid pace of technological change, we rely on technologies developed or licensed by third parties, and if we are unable to obtain or continue to obtain licenses from these third parties on reasonable terms or at all, our business, financial condition and results of operations could be adversely affected.

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

We are, and may become, subject to various legal proceedings and claims which arise in the ordinary course of business, including among other things, intellectual property disputes. Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that may cover or affect products or services related to those that we offer. In general, if a court determines that one or more of our products or services infringes on intellectual property held by others, we may be required to cease developing or marketing those products or services, to obtain licenses from the holders of the intellectual property at a material cost, or to redesign those products or services in such a way as to avoid infringing the intellectual property. If those intellectual property rights are held by a competitor, we may be unable to obtain the intellectual property at any price, which could adversely affect our competitive position. See “Item 1. Business – Patents and Other Intellectual Property” of this Annual Report on Form 10-K for further information. We may not be aware of all intellectual property rights that our services or the products used in connection with our services may potentially infringe. In addition, patent applications in the United States are confidential until the Patent and Trademark Office either publishes the application or issues a patent (whichever arises first). Therefore, it is difficult to evaluate the extent to which our services or the products used in connection with our services may infringe claims contained in pending patent applications. Furthermore, it is sometimes not possible to determine definitively whether a claim of infringement is valid.

Our services depend on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

If the FCC were to cancel, revoke, suspend, restrict, significantly condition, or fail to renew any of our licenses or authorizations, or fail to grant our applications for FCC licenses that we may file from time to time, it could have a material adverse effect on our business, financial condition and results of operations. As an example, a loss of a frequency authorization would reduce the amount of spectrum available to us, potentially reducing the amount of DISH TV services available to our DISH TV subscribers. The materiality of such a loss of authorizations would vary based upon, among other things, the location of the frequency used or the availability of replacement spectrum. In addition, Congress and other Administrative and Regulatory agencies often consider and enact legislation that affects us and FCC proceedings to implement the Communications Act and enforce its regulations are ongoing. We cannot predict the outcomes of these legislative or regulatory proceedings or their effect on our business.

Wireless services and our Wireless spectrum licenses are subject to regulation by the FCC and, depending on the jurisdiction, other federal, state and local, as well as international, governmental authorities and regulatory agencies, including, among other things, regulations governing the licensing, construction, operation, sale and interconnection arrangements of wireless telecommunications systems. In particular, the FCC imposes significant regulation on licensees of wireless spectrum with respect to, among others, how radio spectrum is used by licensees, the nature of the services that licensees may offer and how the services may be offered, and resolution of issues of interference between spectrum bands. The FCC grants wireless licenses for terms of generally 10-12 years that are subject to renewal or revocation.

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

If our internal controls are not effective, our business, our stock price and investor confidence in our financial results may be adversely affected.

We periodically evaluate and test our internal control over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. Our management has concluded that our internal control over financial reporting was effective as of December 31, 2022. We depend on our third-party vendors’ internal controls and rely on these controls when evaluating the effectiveness of our internal controls. If in the future we are unable to report that our internal control over financial reporting is effective (or if our auditors do not agree with our assessment of the effectiveness of, or are unable to express an opinion on, our internal control over financial reporting), investors, subscribers and business partners could lose confidence in the accuracy of our financial reports, which could in turn have a material adverse effect on our business, investor confidence in our financial results may weaken, and our stock price may suffer.

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

Item 3. LEGAL PROCEEDINGS

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

As of February 14, 2023, there were approximately 6,409 holders of record of our Class A common stock, not including stockholders who beneficially own Class A common stock held in nominee or street name. As of February 14, 2023, all of the 238,435,208 outstanding shares of our Class B common stock were beneficially held by Charles W. Ergen, our Chairman, and by certain entities established by Mr. Ergen for the benefit of his family. There is currently no trading market for our Class B common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding purchases of our Class A common stock made by us for the period from October 1, 2022 through December 31, 2022.

			Total Number of	Maximum Approximate
	Total		Shares Purchased	Dollar Value of Shares
	Number of	Average	as Part of Publicly	that May Yet be
	Shares	Price Paid	Announced	Purchased Under the
Period	Purchased	per Share	Programs	Programs (1)

	(In thousands, except share data)
October 1, 2022 - October 31, 2022	—	$—	—	$1,000,000
November 1, 2022 - November 30, 2022	—	$—	—	$1,000,000
December 1, 2022 - December 31, 2022	—	$—	—	$1,000,000
Total	—	$—	—	$1,000,000

(1)	Our Board of Directors previously authorized stock repurchases of up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2022. On October 21, 2022, our Board of Directors extended this authorization such that we are currently authorized to repurchase up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2023. Purchases under our repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors. We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

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

Our Pay-TV business strategy is to be the best provider of video services in the United States by providing products with the best technology, outstanding customer service, and great value. We offer Pay-TV services under the DISH® brand and the SLING® brand. We promote our Pay-TV services by providing our subscribers with a better “price-to-value” relationship and experience than those available from other subscription television service providers. We market our SLING TV services to consumers who do not subscribe to traditional satellite and cable pay-TV services, as well as to current and recent traditional pay-TV subscribers who desire a lower cost alternative.

Our Retail Wireless business unit offers prepaid and postpaid retail wireless services to subscribers primarily under our Boost Mobile, Boost Infinite and Gen Mobile brands, as well as a competitive portfolio of wireless devices. We offer customers value by providing choice and flexibility in our Retail Wireless services. We offer competitive consumer plans with no annual service contracts. Our Retail Wireless business strategy is to expand our current target segments and profitably grow our subscriber base by acquiring and retaining high quality subscribers while we complete our 5G Network Deployment. We intend to acquire high quality subscribers by providing competitive offers, choice and outstanding customer service that better meet those subscribers’ needs and budget.

Our 5G Network Deployment business unit strategy is to commercialize our Wireless spectrum licenses through the completion of our 5G Network Deployment. We have committed to deploy a facilities-based 5G broadband network capable of serving increasingly larger portions of the U.S. population at different deadlines, including 20% of the U.S. population by June 2022 and 70% of the U.S. population by June 2023.  If by June 2023, we are offering 5G broadband service to at least 50% of the U.S. population but less than 70% of the U.S. population, the 70% June 2023 deadline will be extended automatically to June 2025; however, as a result, we may, under certain circumstances, potentially be subject to certain penalties. On June 14, 2022, we announced we had successfully reached our 20% population coverage requirement. We are currently focused on our progression towards offering 5G broadband service to at least 70% of the U.S. population with a minimum of 15,000 5G sites. As of December 31, 2022, we had started construction on over 15,000 5G sites, which, if completed, are capable of providing broadband coverage to over 60% of the U.S. population. Construction starts are continuing at a rate of approximately 1,000 5G sites per month.

Recent Developments

Economic Environment

During 2022, we experienced significant inflationary pressures in our commodity and labor costs resulting from the macroeconomic environment in the United States, which has significantly impacted our overall operating results as compared to the same period in 2021.

COVID-19 Update

The COVID-19 pandemic created unanticipated circumstances and uncertainty, disruption, and significant volatility in the economic environment generally, which have adversely affected, and may continue to adversely affect, our business operations, including our supply chain, and could materially and adversely affect our business, financial condition and results of operations.  In addition, any resurgence in COVID-19 could adversely affect our business, financial condition and results of operations.

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

Cost of sales - equipment and other. “Cost of sales – equipment and other” principally includes the cost of wireless devices and other related items, certain direct costs of wireless mobile network operations to deliver wireless voice and data services, as well as costs related to the non-subsidized sales of Pay-TV equipment. Costs are generally recognized as products are delivered to customers and the related revenue is recognized.

Selling, general and administrative expenses. “Selling, general and administrative expenses” consists primarily of direct sales costs, advertising, third-party commissions related to the acquisition of subscribers and employee-related costs associated with administrative services such as legal, information systems, and accounting and finance. In addition, “Selling, general and administrative expenses” includes costs related to the installation of equipment for our new Pay-TV subscribers and the cost of subsidized sales of Pay-TV equipment for new subscribers.

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

DISH TV average monthly subscriber churn rate (“DISH TV churn rate”). We are not aware of any uniform standards for calculating subscriber churn rate and believe presentations of subscriber churn rates may not be calculated consistently by different companies in the same or similar businesses. We calculate our DISH TV churn rate for any period by dividing the number of DISH TV subscribers who terminated service during the period by the average number of DISH TV subscribers for the same period, and further dividing by the number of months in the period. The average number of DISH TV subscribers is calculated for the period by adding the average number of DISH TV subscribers for each month and dividing by the number of months in the period. The average number of DISH TV subscribers for each month is calculated by adding the beginning and ending DISH TV subscribers for the month and dividing by two.

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

Wireless subscribers. We include prepaid and postpaid customers obtained through direct sales, independent third-party retailers and other independent third-party distribution relationships in our Wireless subscriber count. Our Wireless subscriber count includes all ACP/Gen Mobile subscribers discussed below. Our gross new Wireless subscriber activations exclude all ACP/Gen Mobile subscribers as we record these subscribers net of disconnects, as discussed below.

Affordable Connectivity Program/Gen Mobile subscribers (“ACP/Gen Mobile subscribers”). The Emergency Broadband Benefit Program (“EBBP”) was launched by the FCC in February of 2021 to support broadband services and devices to help low-income individuals that meet certain eligibility criteria. The Affordable Connectivity Program (“ACP”) replaced the EBBP on December 31, 2021. Our ACP/Gen Mobile subscribers have a significantly higher churn rate compared to our other Wireless subscribers and we incur lower costs to acquire these subscribers. Therefore, our ACP/Gen Mobile subscriber additions are recorded net of disconnects.

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

Wireless average monthly subscriber churn rate (“Wireless churn rate”). We are not aware of any uniform standards for calculating subscriber churn rate and believe presentations of subscriber churn rates may not be calculated consistently by different companies in the same or similar businesses. We calculate our “Wireless churn rate” for any period by dividing the number of Wireless subscribers who terminated service during the period by the average number of Wireless subscribers for the same period, and further dividing by the number of months in the period. The average number of Wireless subscribers is calculated for the period by adding the average number of Wireless subscribers for each month and dividing by the number of months in the period. The average number of Wireless subscribers for each month is calculated by adding the beginning and ending Wireless subscribers for the month and dividing by two. ACP/Gen Mobile subscribers are excluded from our calculation of our Wireless churn rate.

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

RESULTS OF OPERATIONS – Segments

Business Segments

We currently operate two primary business segments: (1) Pay-TV; and (2) Wireless. Our Wireless segment consists of two business units, the Retail Wireless business unit and 5G Network Deployment business unit. Revenue and operating income (loss) by segment are shown in the table below:

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021.

	For the Years Ended December 31,		Variance
	2022	2021	Amount	%

	(In thousands)
Revenue:
Pay-TV	$12,505,392	$12,928,707	$(423,315)	(3.3)
Wireless	4,180,018	4,957,272	(777,254)	(15.7)
Eliminations	(6,003)	(4,873)	(1,130)	(23.2)
Total revenue	$16,679,407	$17,881,106	$(1,201,699)	(6.7)

Operating income (loss):
Pay-TV	$2,933,898	$3,075,580	$(141,682)	(4.6)
Wireless	(888,232)	127,455	(1,015,687)	*
Total operating income (loss)	$2,045,666	$3,203,035	$(1,157,369)	(36.1)

* Percentage is not meaningful.

Total revenue. Our consolidated revenue totaled $16.679 billion for the year ended December 31, 2022, a decrease of $1.202 billion or 6.7% compared to the same period in 2021. The net decrease primarily resulted from the decrease in revenue from our Wireless segment and our Pay-TV segment.

Total operating income (loss). Our consolidated operating income totaled $2.046 billion for the year ended December 31, 2022, a decrease of $1.157 billion or 36.1% compared to the same period in 2021. The net decrease primarily resulted from the decrease in operating income from our Wireless segment and to a lesser extent our Pay-TV segment.

Pay-TV Segment

We offer Pay-TV services under the DISH® brand and the SLING® brand. As of December 31, 2022, we had 9.750 million Pay-TV subscribers in the United States, including 7.416 million DISH TV subscribers and 2.334 million SLING TV subscribers.

We promote our Pay-TV services by providing our subscribers with better service, technology and value than those available from other subscription television service providers. We offer a wide selection of video services under the DISH TV brand, with access to hundreds of channels depending on the level of subscription. Our standard programming packages generally include programming provided by national cable networks. We also offer programming packages that include local broadcast networks, specialty sports channels, premium movie channels and Latino and international programming. We market our SLING TV services to consumers who do not subscribe to traditional satellite and cable pay-TV services, as well as to current and recent traditional pay-TV subscribers who desire a lower cost alternative. Our SLING TV services require an Internet connection and are available on multiple streaming-capable devices including, among others, streaming media devices, TVs, tablets, computers, game consoles and phones. We offer SLING domestic, SLING International, and SLING Latino video programming services.

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

Many of our competitors have been especially aggressive by offering discounted programming and services for both new and existing subscribers, including, but not limited to, bundled offers combining broadband, video and/or wireless services and other promotional offers. Certain competitors have been able to subsidize the price of video services with the price of broadband and/or wireless services.

Our Pay-TV services also face increased competition from programmers and other companies who distribute video directly to consumers over the Internet, as well as traditional satellite television providers, cable companies and large telecommunications companies that are increasing their Internet-based video offerings. We also face competition from providers of video content, many of which are providers of our programming content, that distribute content over the Internet including services with live-linear television programming, as well as single programmer offerings and offerings of large libraries of on-demand content, including in certain cases original content. These product offerings include, but are not limited to, Netflix, Hulu, Apple+, Prime Video, YouTube TV, Disney+, ESPN+, Paramount+, HBO Max, STARZ, Peacock, Fubo, Philo and Tubi.

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

Increases in programming costs have caused us to increase the rates that we charge to our subscribers, which could in turn cause our existing Pay-TV subscribers to disconnect our services or cause potential new Pay-TV subscribers to choose not to subscribe to our services. Additionally, even if our subscribers do not disconnect our services, they may purchase through new and existing online content providers a certain portion of the services that they would have historically purchased from us.

Furthermore, our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate may be negatively impacted if we are unable to renew our long-term programming carriage contracts. Our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers. On October 6, 2021, Tegna Inc. (“Tegna”) removed its channels from our DISH TV programming lineup in 53 markets. On February 4, 2022, we and Tegna signed a new long-term programming carriage contract which restored these channels to our DISH TV programming lineup. Although subscriber demand for local network stations has decreased in recent years as a result of, among other things, programming being available to subscribers through alternative methods, including, but not limited to, over the air antennas, there can be no assurance that the removal of these or other channels will not have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business. In addition, the Walt Disney Company (“Disney”) removed its channels, including locals in eight markets, from our DISH TV and SLING TV programming lineup, from October 1, 2022 to October 3, 2022, after we were unable to reach a contract extension agreement prior to the expiration of the programming carriage contract.  The channels were restored when we reached a tentative contract extension agreement with Disney and subsequently, we and Disney signed a new long-term programming carriage contract.

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

Other Developments

Adaptive Bitrate Streaming Patents

Through our subsidiaries, we hold dozens of issued United States and foreign patents that relate to Adaptive Bitrate Streaming.  On September 9, 2022, the chief administrative law judge at the United States International Trade Commission (“ITC”) issued an Initial Determination holding that the video streaming in certain Peloton, NordicTrack and Mirror exercise equipment infringes four of those patents, and recommended that the ITC prevent the importation, distribution and sales of the infringing products.  The ITC commissioners are now reviewing that Initial Determination. On February 9, 2023, we entered into a confidential license agreement covering Mirror exercise equipment that resolves our litigation involving those products.

RESULTS OF OPERATIONS – Pay-TV Segment

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2022	2021	Amount	%

	(In thousands)
Revenue:
Service revenue	$12,351,918	$12,748,334	$(396,416)	(3.1)
Equipment sales and other revenue	153,474	180,373	(26,899)	(14.9)
Total revenue	12,505,392	12,928,707	(423,315)	(3.3)

Costs and expenses:
Cost of services	7,423,427	7,735,410	(311,983)	(4.0)
% of Service revenue	60.1%	60.7%
Cost of sales - equipment and other	97,315	104,941	(7,626)	(7.3)
Selling, general and administrative expenses	1,622,280	1,473,940	148,340	10.1
% of Total revenue	13.0%	11.4%
Depreciation and amortization	428,472	538,836	(110,364)	(20.5)
Total costs and expenses	9,571,494	9,853,127	(281,633)	(2.9)

Operating income (loss)	$2,933,898	$3,075,580	$(141,682)	(4.6)

Other data:
Pay-TV subscribers, as of period end (in millions)	9.750	10.707	(0.957)	(8.9)
DISH TV subscribers, as of period end (in millions)	7.416	8.221	(0.805)	(9.8)
SLING TV subscribers, as of period end (in millions)	2.334	2.486	(0.152)	(6.1)
Pay-TV subscriber additions (losses), net (in millions)	(0.957)	(0.583)	(0.374)	(64.2)
DISH TV subscriber additions (losses), net (in millions)	(0.805)	(0.595)	(0.210)	(35.3)
SLING TV subscriber additions (losses), net (in millions)	(0.152)	0.012	(0.164)	*
Pay-TV ARPU	$101.20	$95.94	$5.26	5.5
DISH TV subscriber additions, gross (in millions)	0.634	0.835	(0.201)	(24.1)
DISH TV churn rate	1.54%	1.40%	0.14%	10.0
DISH TV SAC	$1,044	$823	$221	26.9
Purchases of property and equipment	$131,093	$173,485	$(42,392)	(24.4)
OIBDA	$3,362,370	$3,614,416	$(252,046)	(7.0)

* Percentage is not meaningful.

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 805,000 net DISH TV subscribers during the year ended December 31, 2022 compared to the loss of approximately 595,000 net DISH TV subscribers during the same period in 2021. This increase in net DISH TV subscriber losses primarily resulted from lower gross new DISH TV subscriber activations and a higher DISH TV churn rate.

SLING TV subscribers. We lost approximately 152,000 net SLING TV subscribers during the year ended December 31, 2022 compared to the addition of approximately 12,000 net SLING TV subscribers during the same period in 2021. The decrease in net SLING TV subscribers was primarily related to higher subscriber disconnects in 2022 following seasonal sports activity and lower SLING TV subscriber activations. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers.

DISH TV subscribers, gross. During the year ended December 31, 2022, we activated approximately 634,000 gross new DISH TV subscribers compared to approximately 835,000 gross new DISH TV subscribers during the same period in 2021, a decrease of 24.1%. This decrease in our gross new DISH TV subscriber activations was primarily related to the lack of demand, shifting consumer behavior and channel removals, including Tegna, as well as increased competitive pressures, including aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, live-linear OTT service providers, and direct-to-consumer offerings by certain of our programmers. Our gross new DISH TV subscriber activations continue to be negatively impacted by an emphasis on acquiring higher quality subscribers.

DISH TV churn rate. Our DISH TV churn rate for the year ended December 31, 2022 was 1.54% compared to 1.40% for the same period in 2021. Our DISH TV churn rate for the year ended December 31, 2022 was negatively impacted by programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, including Tegna. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, cord cutting, shifting consumer behavior and increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. In addition, our DISH TV churn rate was positively impacted by COVID-19 beginning in the second quarter of 2020, including, among other things, the recommendations and/or mandates from federal, state, and/or local authorities that customers refrain from non-essential movements outside of their homes and the resulting increased consumption of our Pay-TV services. Our DISH TV churn rate continues to be positively impacted by our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, our ability to control piracy and other forms of fraud, and the level of our retention efforts.

Our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers. On October 6, 2021, Tegna removed its channels from our DISH TV programming lineup in 53 markets. On February 4, 2022, we and Tegna signed a new programming carriage contract which restored these channels to our DISH TV programming lineup. Although subscriber demand for local network stations has decreased in recent years as a result of, among other things, programming being available to subscribers through alternative methods, including over the air antennas, there can be no assurance that the removal of these or other channels will not have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business. In addition, Disney removed its channels, including locals in eight markets, from our DISH TV and SLING TV programming lineup, from October 1, 2022 to October 3, 2022, after we were unable to reach a contract extension agreement prior to the expiration of the programming carriage contract.  The channels were restored when we reached a tentative contract extension agreement with Disney and subsequently, we and Disney signed a new long-term programming carriage contract.

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

Service revenue. “Service revenue” totaled $12.352 billion for the year ended December 31, 2022, a decrease of $396 million or 3.1% compared to the same period in 2021. The decrease in “Service revenue” compared to the same period in 2021 was primarily related to lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU, discussed below.

Pay-TV ARPU. Pay-TV ARPU was $101.20 during the year ended December 31, 2022 versus $95.94 during the same period in 2021. The $5.26 or 5.5% increase in Pay-TV ARPU was primarily attributable to the DISH TV and SLING TV programming price increases and higher Pay-TV ad sales revenue. The DISH TV programming package price increases were effective in the first and fourth quarters of 2021 and the fourth quarter of 2022, and the SLING TV programming package price increases were effective during 2021 and the fourth quarter of 2022.

Cost of services. “Cost of services” totaled $7.423 billion during the year ended December 31, 2022, a decrease of $312 million or 4.0% compared to the same period in 2021. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base, partially offset by higher programming costs per subscriber and higher variable and retention costs per subscriber. Programming costs per subscriber increased during the year ended December 31, 2022 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. Variable and retention costs per subscriber increased during the year ended December 31, 2022 due to, among other things, higher labor and in-home service costs, and higher credit losses. “Cost of services” represented 60.1% and 60.7% of “Service revenue” during the years ended December 31, 2022 and 2021, respectively.

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

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $1.622 billion during the year ended December 31, 2022, a $148 million or 10.1% increase compared to the same period in 2021. This change was primarily driven by an increase in costs to support the Pay-TV segment and an increase in subscriber acquisition costs resulting from higher marketing expenditures.

Depreciation and amortization. “Depreciation and amortization” expense totaled $428 million during the year ended December 31, 2022, a $110 million or 20.5% decrease compared to the same period in 2021. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers and from the expiration of our QuetzSat-1 finance lease during the fourth quarter of 2021.

DISH TV SAC.  DISH TV SAC was $1,044 during the year ended December 31, 2022 compared to $823 during the same period in 2021, an increase of $221 or 26.9%.  This change was primarily attributable to an increase in advertising costs per subscriber, higher installation costs due to an increase in labor and other installation costs.

During the years ended December 31, 2022 and 2021, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $55 million and $72 million, respectively. This decrease in capital expenditures primarily resulted from a decrease in gross new DISH TV subscriber activations and a higher percentage of remanufactured receivers being activated on new subscriber accounts.

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

Wireless Segment

Our Wireless business segment operates in two business units, Retail Wireless and 5G Network Deployment. Revenue and operating income (loss) by business unit are shown in the table below:

For the Year Ended December 31, 2022	Retail Wireless	5G Network Deployment	Eliminations	Total Wireless

	(In thousands)
Total revenue	$4,135,129	$65,768	$(20,879)	$4,180,018
Operating income (loss)	$(77,264)	$(810,968)	$—	$(888,232)

For the Year Ended December 31, 2021	Retail Wireless	5G Network Deployment	Eliminations	Total Wireless

	(In thousands)
Total revenue	$4,897,205	$73,889	$(13,822)	$4,957,272
Operating income (loss)	$343,785	$(216,330)	$—	$127,455

For the years ended December 31, 2022 and 2021, total purchases of property and equipment for our Wireless segment were $2.596 billion and $1.012 billion, respectively. This increase primarily resulted from capital expenditures related to our 5G Network Deployment.

Wireless – Retail Wireless

We offer nationwide prepaid and postpaid Retail Wireless services to subscribers primarily under our Boost Mobile, Boost Infinite and Gen Mobile brands, as well as a competitive portfolio of wireless devices. Prepaid wireless subscribers generally pay in advance for monthly access to wireless talk, text, and data services. Postpaid wireless subscribers are qualified to pay after receiving wireless talk, text, and data services.

Boost Infinite. In the fourth quarter of 2022, we launched Boost Infinite, a postpaid wireless service, to a limited number of customers who had signed up for early registration. During the first half of 2023, we anticipate launching our nationwide expansion of Boost Infinite.

We are currently operating our Retail Wireless business unit primarily as a MVNO as we continue to complete our 5G Network Deployment. As an MVNO, today we depend on T-Mobile and AT&T to provide us with network services under the MNSA and the NSA, respectively. Under the NSA, we expect AT&T will become our primary network services provider.

A portion of our Wireless subscribers received services through T-Mobile’s CDMA Network. However, T-Mobile previously provided notice that it intended to shutdown the CDMA Network on March 31, 2022. The shutdown began on March 31, 2022 and was completed during the second quarter of 2022. While we worked to mitigate the harms of this shutdown, we incurred significant costs to migrate subscribers on this timeline. We implemented targeted efforts and promotions directed at impacted customers, which resulted in the successful migration of the vast majority of our CDMA subscribers. Our efforts to mitigate the effects of the CDMA shutdown during 2021 were impacted by, among other things, wireless device shortages. Access to wireless devices improved during the first and second quarters of 2022, which aided our migration efforts but the mix of available wireless devices came at a significant cost. The CDMA shutdown has negatively impacted our gross new Wireless subscriber activations, our Wireless churn rate, and our results of operations. During the second quarter of 2022, we removed approximately 126,000 subscribers from our ending Wireless subscriber count representing Wireless subscribers who did not migrate off the CDMA network prior to the shutdown.  The effect of the removal of the 126,000 subscribers was excluded from the calculation of our net Wireless subscriber additions/losses and Wireless churn rate.

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

During the second half of 2022, we began the process of migrating subscribers off the TSA with T-Mobile, including the billing systems, and onto our own billing and operational support systems. The migration of subscribers to our new billing and operational support systems accelerated during the fourth quarter of 2022. The migration of subscribers during 2022 negatively impacted our Wireless churn rate and our results of operations.

As of December 31, 2022, we had 7.983 million Wireless subscribers. Currently, we offer Wireless subscribers competitive consumer plans with no annual service contracts and monthly service plans including high-speed data and unlimited talk and text.

Recent Developments

We regularly evaluate ways to enhance our business. As part of this process, we are in regular dialogue with interested parties who may assist us in accomplishing our goals, including recent preliminary conversations with CONX Corp. (an entity partially owned by Charles W. Ergen, our Chairman) regarding a transaction involving our Retail Wireless business. There can be no assurance that these preliminary discussions will lead to a transaction nor as to the structure or terms of any such transaction.

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

Wireless – 5G Network Deployment

We have invested a total of over $30 billion in Wireless spectrum licenses, which includes over $10 billion in noncontrolling investments in certain entities. The $30 billion of investments related to Wireless spectrum licenses does not include $7 billion of capitalized interest related to the carrying value of such licenses.  See Note 2 and Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

DISH Network Spectrum

We have invested a total of over $30 billion to acquire certain Wireless spectrum licenses. These Wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. We plan to commercialize our Wireless spectrum licenses through the completion of our 5G Network Deployment. We have committed to deploy a facilities-based 5G broadband network capable of serving increasingly larger portions of the U.S. population at different deadlines, including 20% of the U.S. population by June 2022 and 70% of the U.S. population by June 2023.  If by June 2023, we are offering 5G broadband service to at least 50% of the U.S. population but less than 70% of the U.S. population, the 70% June 2023 deadline will be extended automatically to June 2025; however, as a result, we may, under certain circumstances, potentially be subject to certain penalties. On June 14, 2022, we announced we had successfully reached our 20% population coverage requirement. We are currently focused on our progression towards offering 5G broadband service to at least 70% of the U.S. population with a minimum of 15,000 5G sites. As of December 31, 2022, we had started construction on over 15,000 5G sites, which, if completed, are capable of providing broadband coverage to over 60% of the U.S. population. Construction starts are continuing at a rate of approximately 1,000 5G sites per month.

We may need to make significant additional investments or partner with others to, among other things, complete our 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as we complete our initial 5G Network Deployment, we have and will continue to incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure, software and third party integration. We may also determine that additional wireless spectrum licenses may be required to complete our 5G Network Deployment and to compete effectively with other wireless service providers. See Note 2 and Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

DISH Network Noncontrolling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

During 2015, through our wholly-owned subsidiaries American AWS-3 Wireless II L.L.C. (“American II”) and American AWS-3 Wireless III L.L.C. (“American III”), we initially made over $10 billion in certain noncontrolling investments in Northstar Spectrum, LLC (“Northstar Spectrum”), the parent company of Northstar Wireless, L.L.C. (“Northstar Wireless,” and collectively with Northstar Spectrum, the “Northstar Entities”), and in SNR Wireless HoldCo, LLC (“SNR HoldCo”), the parent company of SNR Wireless LicenseCo, LLC (“SNR Wireless,” and collectively with SNR HoldCo, the “SNR Entities”), respectively. On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless and to SNR Wireless, respectively, which are recorded in “FCC authorizations” on our Consolidated Balance Sheets. Under the applicable accounting guidance in Accounting Standards Codification 810, Consolidation (“ASC 810”), Northstar Spectrum and SNR HoldCo are considered VIEs and, based on the characteristics of the structure of these entities and in accordance with the applicable accounting guidance, we consolidate these entities into our financial statements. See Note 2 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

RESULTS OF OPERATIONS – Wireless Segment – Retail Wireless Business Unit

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2022	2021	Amount	%

	(In thousands)
Revenue:
Service revenue	$3,653,909	$4,142,883	$(488,974)	(11.8)
Equipment sales and other revenue	481,220	754,322	(273,102)	(36.2)
Total revenue	4,135,129	4,897,205	(762,076)	(15.6)

Costs and expenses:
Cost of services	2,135,074	2,450,516	(315,442)	(12.9)
% of Service revenue	58.4%	59.2%
Cost of sales - equipment and other	1,193,645	1,347,396	(153,751)	(11.4)
Selling, general and administrative expenses	705,760	578,675	127,085	22.0
% of Total revenue	17.1%	11.8%
Depreciation and amortization	177,914	176,833	1,081	0.6
Total costs and expenses	4,212,393	4,553,420	(341,027)	(7.5)

Operating income (loss)	$(77,264)	$343,785	$(421,049)	*

Other data:
Wireless subscribers, as of period end (in millions) **	7.983	8.546	(0.563)	(6.6)
Wireless subscriber additions, gross (in millions)	3.418	3.690	(0.272)	(7.4)
Wireless subscriber additions (losses), net (in millions) ***	(0.576)	(0.728)	0.152	20.9
Wireless ARPU	$37.72	$39.00	$(1.28)	(3.3)
Wireless churn rate	4.46%	4.58%	(0.12)%	(2.6)
OIBDA	$100,650	$520,618	$(419,968)	(80.7)

* Percentage is not meaningful.

**During the second quarter of 2022, we removed approximately 126,000 subscribers from our ending Wireless subscriber count representing Wireless subscribers who did not migrate off the CDMA network prior to the shutdown.  The effect of the removal of the 126,000 Wireless subscribers was excluded from the calculation of our net Wireless subscriber additions/losses and Wireless churn rate.  See “Wireless – Retail Wireless” for further information on the CDMA shutdown. In addition, during the third quarter of 2022, approximately 139,000 Boost Affiliate Subscribers were transferred to us and are included in our ending Wireless subscriber count and excluded from our gross new Wireless subscriber activations. See “Wireless – Retail Wireless” for further information on the amended MNSA.

***Includes ACP/Gen Mobile subscribers.

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

Wireless subscribers. We lost approximately 576,000 net Wireless subscribers during the year ended December 31, 2022 compared to the loss of approximately 728,000 net Wireless subscribers during the same period in 2021. This decrease in net Wireless subscriber losses primarily resulted from a lower Wireless churn rate on a lower average Wireless subscriber base, partially offset by the shutdown of the CDMA Network, the effectiveness of our promotions and competitive pressures. During the years ended December 31, 2022 and 2021, our CDMA migration efforts required significant focus and resources from management and our sales personnel, which adversely impacted our gross new Wireless subscriber activations. Furthermore, we have and continue to face increased competitive pressures, including aggressive competitor marketing, discounted service plans and deeper wireless device subsidies.

Wireless churn rate. Our Wireless churn rate for the year ended December 31, 2022 was 4.46% compared to 4.58% for the same period in 2021. Our Wireless churn rate for the year ended December 31, 2022 was positively impacted by subscriber retention efforts. In addition, our Wireless churn rate was negatively impacted by the shutdown of the CDMA Network and competitive pressures, including deeper wireless device subsidies.

Service revenue. “Service revenue” totaled $3.654 billion for the year ended December 31, 2022, a decrease of $489 million or 11.8% compared to the same period in 2021. The decrease in “Service revenue” compared to the same period in 2021 was primarily related to a lower average Wireless subscriber base and a decrease in Wireless ARPU, discussed below.

Wireless ARPU. Wireless ARPU was $37.72 during the year ended December 31, 2022 versus $39.00 during the same period in 2021. The $1.28 or 3.3% decrease in Wireless ARPU was primarily attributable to, among other things, CDMA migration credits and subscriber plan mix to lower priced service plans.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $481 million for the year ended December 31, 2022, a decrease of $273 million or 36.2% compared to the same period in 2021. The decrease in “Equipment sales and other revenue” compared to the same period in 2021 was primarily related to a decrease in units shipped.

Cost of services. “Cost of services” totaled $2.135 billion for the year ended December 31, 2022, a decrease of $315 million or 12.9% compared to the same period in 2021. The decrease in “Cost of services” was primarily attributable to a lower average Wireless subscriber base and lower network services costs per subscriber, partially offset by higher customer data usage. In addition, the fourth quarter of 2022 was negatively impacted by the revaluation of certain non-cash contingent liabilities relating to a lower than anticipated wireless churn rate on Ting subscribers. Our lower network services costs per subscriber during the year ended December 31, 2022 resulted from the new MVNO rates, as a result of our amendment to the MNSA with T-Mobile and our NSA with AT&T. In addition, the fourth quarter of 2022 was negatively impacted by migrating subscribers off the TSA with T-Mobile and onto our new billing and operational support systems. We are incurring duplicative costs related to our TSA with T-Mobile and our own billing and operational support systems as we work to migrate subscribers off the TSA with T-Mobile.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $1.194 billion for the year ended December 31, 2022, a decrease of $154 million or 11.4% compared to the same period in 2021. The decrease in “Cost of sales – equipment and other” compared to the same period in 2021 was primarily related to a decrease in units shipped and a one-time reimbursement from T-Mobile as a result of our amendment to the MNSA with T-Mobile, partially offset by higher costs per unit shipped due to unit mix. During the fourth quarter of 2022, we shipped a higher percentage of devices that are compatible with our 5G Network. These devices have a higher cost per unit which contributed to the increase in costs per unit shipped.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $706 million during the year ended December 31, 2022, a $127 million or 22.0% increase compared to the same period in 2021. This change was primarily driven by higher marketing expenditures, an increase in costs to support the Retail Wireless business unit, including costs of migrating subscribers off the TSA with T-Mobile and onto our new billing and operational support systems, and higher amortization of capitalized sales commissions.

RESULTS OF OPERATIONS – Wireless Segment – 5G Network Deployment Business Unit

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2022	2021	Amount	%

	(In thousands)
Revenue:
Equipment sales and other revenue	$65,768	$73,889	$(8,121)	(11.0)
Total revenue	65,768	73,889	(8,121)	(11.0)

Costs and expenses:
Cost of sales - equipment and other	521,631	100,040	421,591	*
Selling, general and administrative expenses	223,539	167,174	56,365	33.7
Depreciation and amortization	131,566	23,005	108,561	*
Total costs and expenses	876,736	290,219	586,517	*

Operating income (loss)	$(810,968)	$(216,330)	$(594,638)	*

Other data:
OIBDA	$(679,402)	$(193,325)	$(486,077)	*

* Percentage is not meaningful.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $522 million for the year ended December 31, 2022, an increase of $422 million compared to the same period in 2021. The increase primarily resulted from an increase in lease expense on communication towers, transport, cloud services, and other costs related to our 5G network.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $224 million for the year ended December 31, 2022, a $56 million increase compared to the same period in 2021. This change was primarily driven by an increase in costs to support our 5G Network Deployment.

Depreciation and amortization. “Depreciation and amortization” expense totaled $132 million during the year ended December 31, 2022, a $109 million increase compared to the same period in 2021. This change was primarily driven by an increase in amortization expense related to certain software licenses and an increase in depreciation expense resulting from 5G Network Deployment assets being placed in service. We expect our depreciation expense to increase as we continue to place 5G Network Deployment assets into service.

OTHER CONSOLIDATED RESULTS

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2022	2021	Amount	%

	(In thousands)
Operating income (loss)	$2,045,666	$3,203,035	$(1,157,369)	(36.1)

Other income (expense):
Interest income	42,776	11,338	31,438	*
Interest expense, net of amounts capitalized	(22,781)	(16,174)	(6,607)	(40.8)
Other, net	1,038,982	20,557	1,018,425	*
Total other income (expense)	1,058,977	15,721	1,043,256	*

Income (loss) before income taxes	3,104,643	3,218,756	(114,113)	(3.5)
Income tax (provision) benefit, net	(731,736)	(762,810)	31,074	4.1
Effective tax rate	23.6%	23.7%
Net income (loss)	2,372,907	2,455,946	(83,039)	(3.4)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	69,674	45,304	24,370	53.8
Net income (loss) attributable to DISH Network	$2,303,233	$2,410,642	$(107,409)	(4.5)

* Percentage is not meaningful.

Other, net. “Other, net” income totaled $1.039 billion during the year ended December 31, 2022, an increase of $1.018 billion compared to the same period in 2021. This change primarily resulted from a $1.015 billion increase in the fair value of our option to purchase certain of T-Mobile’s 800 MHz spectrum licenses during the year ended December 31, 2022 compared to a $13 million decrease during the year ended December 31, 2021. See Note 6 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Income tax (provision) benefit, net. Our income tax provision was $732 million during the year ended December 31, 2022, a decrease of $31 million compared to the same period in 2021. The decrease in the provision was primarily related to a decrease in “Income (loss) before income taxes.”

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

	For the Years Ended December 31,
	2022	2021

	(In thousands)
Net income (loss) attributable to DISH Network	$2,303,233	$2,410,642
Interest, net	(19,995)	4,836
Income tax provision (benefit), net	731,736	762,810
Depreciation and amortization	717,073	724,852
Consolidated EBITDA	$3,732,047	$3,903,140

The changes in Consolidated EBITDA during the year ended December 31, 2022, compared to the same period in 2021, were primarily a result of the factors described in connection with operating revenues and operating expenses, including the positive impact in 2022 from a $1.015 billion increase in the fair value of our option to purchase certain of T-Mobile’s 800 MHz spectrum licenses.

Segment OIBDA

Segment OIBDA, which is presented below, is a non-GAAP measure and does not purport to be an alternative to operating income (loss) as a measure of operating performance.  We believe this measure is useful to management, investors and other users of our financial information in evaluating operating profitability of our business units on a more variable cost basis as it excludes the depreciation and amortization expenses related primarily to capital expenditures and acquisitions for those business units, as well as in evaluating operating performance in relation to our competitors. Segment OIBDA is calculated by adding back depreciation and amortization expense to business unit operating income (loss).  See Note 16 to the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

For the Year Ended December 31, 2022	Pay-TV	Retail Wireless	5G Network Deployment	Wireless Eliminations	Consolidated

	(In thousands)
Segment operating income (loss)	$2,933,898	$(77,264)	$(810,968)	$—	$2,045,666
Depreciation and amortization	428,472	177,914	131,566	(20,879)	717,073
OIBDA	$3,362,370	$100,650	$(679,402)	$(20,879)	$2,762,739

For the Year Ended December 31, 2021
Segment operating income (loss)	$3,075,580	$343,785	$(216,330)	$—	$3,203,035
Depreciation and amortization	538,836	176,833	23,005	(13,822)	724,852
OIBDA	$3,614,416	$520,618	$(193,325)	$(13,822)	$3,927,887

The changes in OIBDA during the year ended December 31, 2022, compared to the same period in 2021, were primarily a result of the factors described in connection with operating revenues and operating expenses.

GUARANTOR FINANCIAL INFORMATION

Our DISH Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, by certain of our restricted subsidiaries on a senior secured basis (the “Secured Guarantors”) and certain other material subsidiaries (the “Unsecured Guarantors”).

The indentures relating to our 11 3/4% Senior Notes due 2027 provide that, a guarantor will be released from its obligations to guarantee the 11 3/4% Senior Notes due 2027 as the case may be: (i) if pursuant to any direct or indirect sale of assets (including, if applicable, all of the capital stock of any guarantor) or other disposition by way of merger, consolidation or otherwise the assets sold include all or substantially all of the assets of any guarantor or all of the capital stock of any such guarantor provided that in the event of an asset sale, the net proceeds from such sale or other disposition are applied in accordance with the provisions of the related indenture; (ii) if such guarantor is dissolved or liquidated; (iii) if in the case of an unsecured guarantor, if such unsecured guarantor no longer constitutes a material subsidiary; or (iv) if we exercise our option to effect legal defeasance or covenant defeasance or if our obligations under the related indenture are discharged.

The following tables include summarized financial information of the obligor group of the DISH Senior Secured Notes. The summarized financial information of the obligor group is presented on a combined basis with balances and transactions within the obligor group eliminated. Investments in and the equity in earnings of non-guarantor subsidiaries, which would otherwise be consolidated in accordance with U.S. GAAP, are excluded from the below summarized financial information pursuant to SEC Regulation S-X Rule 13-01.

The summarized balance sheet information for the combined obligor group of the DISH Senior Secured Notes is presented in the table below:

As of
December 31, 2022
(In thousands)
Current assets	$428,133
Noncurrent assets	17,208,781
Total assets	$17,636,914

Current liabilities	$2,826,627
Long-term obligations, net of current portion	12,338,368
Total liabilities	$15,164,995

The summarized results of operations information for the combined obligor group of the DISH Senior Secured Notes is presented in the table below:

For the Year Ended
December 31, 2022
(In thousands)
Total revenue	$3,867,162
Total costs and expenses	4,715,962
Net income (loss)	(84,378)

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased with a remaining maturity of 90 days or less at the date of acquisition to be cash equivalents. See Note 6 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information regarding our marketable investment securities. As of December 31, 2022, our cash, cash equivalents and current marketable investment securities totaled $2.621 billion compared to $5.404 billion as of December 31, 2021, a decrease of $2.783 billion. This decrease in cash, cash equivalents and current marketable investment securities primarily resulted from a $1.974 billion payment to the FCC for the 3.45–3.55 GHz band licenses, capital expenditures of $3.712 billion (including capitalized interest related to FCC authorizations) and the repurchases and redemption of our 5 7/8% Senior Notes due 2022 with an aggregate principal balance of $2.0 billion and $57 million of repurchases of our 5% Senior Notes due 2023 in open market trades, partially offset by cash generated from operating activities of $3.092 billion and $1.949 billion in net proceeds from the issuance of our 11 3/4% Senior Notes due 2027. During the first quarter of 2022, we paid a total of $7.205 billion to the FCC for the 3.45–3.55 GHz band licenses, of which $1.974 billion was paid from cash, cash equivalents and current marketable investment securities and $5.231 billion was paid from restricted cash, cash equivalents and marketable investment securities.

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of December 31, 2022, our restricted cash, cash equivalents and marketable investment securities totaled $105 million compared to $5.335 billion as of December 31, 2021, a decrease of $5.230 billion. This decrease in restricted cash, cash equivalents and marketable investment securities primarily resulted from a $5.231 billion payment to the FCC for the 3.45–3.55 GHz band licenses. During the first quarter of 2022, we paid a total of $7.205 billion to the FCC for the 3.45–3.55 GHz band licenses, of which $1.974 billion was paid from cash, cash equivalents and current marketable investment securities and $5.231 billion was paid from restricted cash, cash equivalents and marketable investment securities.

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

On November 15, 2022 and January 26, 2023, we issued $2.0 billion and $1.5 billion, respectively, aggregate principal amount of our 11 3/4% Senior Secured Notes due November 15, 2027. Interest accrues at an annual rate of 11 3/4% and is payable semi-annually in cash, in arrears on May 15 and November 15 of each year, commencing on May 15, 2023.

Our 6 3/4% Senior Notes due 2021 with an aggregate principal balance of $2.0 billion were repurchased or redeemed as of June 1, 2021.

Our 5 7/8% Senior Notes due 2022 with an aggregate principal balance of $2.0 billion were repurchased or redeemed as of July 15, 2022.

During the year ended December 31, 2022, we repurchased approximately $57 million of our 5% Senior Notes due 2023 in open market trades. The remaining balance of approximately $1.443 billion matures on March 15, 2023. We expect to fund this obligation from cash and marketable investment securities balances.

Cash Flow

The following discussion highlights our cash flow activities during the years ended December 31, 2022 and 2021.

Cash flows from operating activities. We typically reinvest the cash flow from operating activities in our business primarily to grow our subscriber base, expand our infrastructure, make strategic investments, such as significant investments in our Wireless business, including our 5G Network Deployment, and repay debt obligations. For the years ended December 31, 2022 and 2021, we reported “Net cash flows from operating activities” of $3.092 billion and $4.031 billion, respectively.

Net cash flows from operating activities from 2021 to 2022 decreased $939 million, primarily attributable to a $1.031 billion decrease in income adjusted to exclude non-cash charges for “Depreciation and amortization” expense, “Realized and unrealized losses (gains) on investments, derivatives and other,” “Non-cash, stock-based compensation” expense, and “Deferred tax expense (benefit).” In addition, this change also includes decreases in cash flows resulting from changes in operating assets and liabilities principally attributable to timing differences between book expense and cash payments, including taxes.

Cash flows from investing activities. Our investing activities generally include purchases and sales of marketable investment securities, acquisitions, strategic investments, including purchases and settlements of derivative financial instruments, and purchases of wireless spectrum licenses, capital expenditures and capitalized interest. For the years ended December 31, 2022 and 2021, we reported outflows from “Net cash flows from investing activities” of $8.787 billion and $4.410 billion, respectively.

The year ended December 31, 2022 was impacted by cash outflows primarily related to a $7.205 billion payment to the FCC for the 3.45–3.55 GHz band licenses and capital expenditures of $3.712 billion (including capitalized interest related to FCC authorizations), partially offset by $2.125 billion in net sales of marketable investment securities.

The year ended December 31, 2021 was impacted by cash outflows primarily related to $2.618 billion in net purchases of marketable investment securities and capital expenditures of $1.964 billion (including capitalized interest primarily related to FCC authorizations), partially offset by a $337 million deposit refund from our participation in the auction for the Flexible-Use Service Licenses in the 3.7-3.98 GHz Band.

During the years ended December 31, 2022 and 2021, capital expenditures for wireless equipment totaled $2.596 billion and $1.012 billion, respectively. The increase in 2022 for wireless equipment primarily resulted from the build-out of our 5G Network Deployment. In addition, capital expenditures during the years ended December 31, 2022 and 2021 for new and existing DISH TV customer equipment totaled $78 million and $104 million, respectively. The decrease in 2022 for new and existing DISH TV customer equipment primarily resulted from lower gross new DISH TV subscriber activations and a higher percentage of remanufactured receivers being activated on new subscriber accounts. During the years ended December 31, 2022 and 2021, other corporate capital expenditures totaled $53 million and $70 million, respectively.

Cash flows from financing activities. Our financing activities generally include net proceeds related to the issuance of equity and long-term and convertible debt, cash used for the repurchase, redemption or payment of long-term debt and finance lease obligations, and repurchases of our Class A common stock. For the years ended December 31, 2022 and 2021, we reported “Net cash flows from financing activities” outflows of $191 million and inflows of $4.659 billion, respectively.

The net cash outflows in 2022 primarily related to the repurchases and redemption of our 5 7/8% Senior Notes due 2022 with an aggregate principal balance of $2.0 billion and $57 million of repurchases of our 5% Senior Notes due 2023 in open market trades, partially offset by $1.949 billion in net proceeds from the issuance of our 11 3/4% Senior Notes due 2027.

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

The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Years Ended December 31,
	2022	2021	2020

	(In thousands)
Net cash flows from operating activities	$3,092,100	$4,031,251	$3,311,776
Purchases of property and equipment (including capitalized interest related to FCC authorizations)	(3,711,611)	(1,963,527)	(1,192,506)
Free cash flow	$(619,511)	$2,067,724	$2,119,270

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

There are a number of factors that impact our future cash flow compared to the cash flow we generate at a given point in time.  The first factor is our churn rate and how successful we are at retaining our current subscribers.  To the extent we lose subscribers from our existing base, the positive cash flow from that base is correspondingly reduced.  The second factor is how successful we are at maintaining our service margins.  To the extent our “Cost of services” grow faster than our “Service revenue,” the amount of cash flow that is generated per existing subscriber is reduced.  Our Pay-TV service margins have been reduced by, among other things, higher programming costs.  Our Retail Wireless service margins are impacted by, among other things, our MNSA agreement with T-Mobile and our NSA agreement with AT&T and the speed with which we are able to convert Wireless subscribers onto our 5G Network.  The third factor is the rate at which we acquire new subscribers. The faster we acquire new subscribers, the more our positive ongoing cash flow from existing subscribers is offset by the negative upfront cash flow associated with acquiring new subscribers.  Conversely, the slower we acquire subscribers, the more our operating cash flow is enhanced in that period.

Finally, our future cash flow is impacted by, among other things, the rate at which we complete our 5G Network Deployment, incur litigation expense, and any cash flow from financing activities.  We anticipate total expenditures for our 5G Network Deployment to increase during 2023 and in future periods as we commercialize our 5G Network. As a result, our historical cash flow is not necessarily indicative of our future cash flows. As of December 31, 2022, as a result of, among other things, capital expenditures for our 5G Network Deployment, we experienced negative free cash flow. We expect that this trend will continue in 2023 and in future periods. In addition, declines in our Pay-TV and Wireless subscriber base and any decrease in subscriber-related margins negatively impact our cash flow, and there can be no assurance that our subscriber declines will not continue.

Subscriber Base – Pay TV Segment and Retail Wireless Business Unit

See “Results of Operations” above for further information.

Subscriber Acquisition and Retention Costs

We incur significant upfront costs to acquire Pay-TV and Wireless subscribers, including, but not limited to, advertising, independent third-party retailer incentives, payments made to third-parties, equipment and wireless device subsidies, installation services, and/or new customer promotions. While we attempt to recoup these upfront costs over the lives of their subscription, there can be no assurance that we will be successful in achieving that objective. With respect to our DISH TV services, we employ business rules such as minimum credit requirements for prospective customers and contractual commitments to receive service for a minimum term. We strive to provide outstanding customer service to increase the likelihood of customers keeping their Pay-TV services over longer periods of time. Subscriber acquisition costs for SLING TV subscribers are significantly lower than those for DISH TV subscribers. Our subscriber acquisition costs may vary significantly from period to period.

We incur significant costs to retain our existing DISH TV subscribers, generally as a result of upgrading their equipment to next generation receivers, primarily including our Hopper® receivers, and by providing retention credits. As with our subscriber acquisition costs, our retention upgrade spending includes the cost of equipment and installation services. In certain circumstances, we also offer programming at no additional charge and/or promotional pricing for limited periods to existing customers in exchange for a contractual commitment to receive service for a minimum term. A component of our retention efforts includes the installation of equipment for customers who move. Retention costs for Wireless subscribers are primarily related to promotional pricing on upgraded wireless devices for qualified existing subscribers. Our DISH TV and Wireless subscriber retention costs may vary significantly from period to period.

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

Our net SLING TV subscriber additions are impacted by, among other things, certain major sporting events and other major television events. The first and third quarters generally produce higher gross new Wireless subscriber activations. The historical trends discussed above, for net DISH TV subscriber additions, net SLING TV subscriber additions and gross new Wireless subscriber activations, may not be indicative of future trends.

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

Stock Repurchases

Our Board of Directors previously authorized stock repurchases of up to $1.0 billion of our outstanding Class A common stock. On October 21, 2022, our Board of Directors extended this authorization such that we are currently authorized to repurchase up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2023. As of December 31, 2022, we may repurchase up to $1.0 billion under this program. During the years ended December 31, 2022, 2021 and 2020, there were no repurchases of our Class A common stock.

Covenants and Restrictions Related to our Long-Term Debt

We are subject to the covenants and restrictions set forth in the indentures related to our long-term debt. In particular, the indentures related to our outstanding senior notes issued by DISH DBS Corporation (“DISH DBS”) contain restrictive covenants that, among other things, impose limitations on the ability of DISH DBS and its restricted subsidiaries to: (i) incur additional indebtedness; (ii) enter into sale and leaseback transactions; (iii) pay dividends or make distributions on DISH DBS’ capital stock or repurchase DISH DBS’ capital stock; (iv) make certain investments; (v) create liens; (vi) enter into certain transactions with affiliates; (vii) merge or consolidate with another company; and (viii) transfer or sell assets. The indentures related to our outstanding senior secured notes contain restrictive covenants that, among other things, impose limitations on our ability and certain of our subsidiaries to: (i) incur additional indebtedness; (ii) enter into sale and leaseback transactions; (iii) pay dividends or make distributions on our capital stock or repurchase our capital stock; (iv) make certain investments of spectrum collateral; (v) create liens; (vi) enter into certain transactions with affiliates; (vii) merge or consolidate with another company; and (viii) transfer or sell assets. Should we fail to comply with these covenants, all or a portion of the debt under the senior notes, senior secured notes and our other long-term debt could become immediately payable. The senior notes and senior secured notes also provide that the debt may be required to be prepaid if certain change-in-control events occur. In addition, the Convertible Notes provide that, if a “fundamental change” (as defined in the related indenture) occurs, holders may require us to repurchase for cash all or part of their Convertible Notes. As of the date of filing of this Annual Report on Form 10-K, we and DISH DBS were in compliance with the covenants and restrictions related to our respective long-term debt.

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

Obligations and Future Capital Requirements

Contractual Obligations

See Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Future Capital Requirements

We expect to fund our future working capital, capital expenditures, other investments, and debt service requirements from cash generated from operations, existing cash, restricted cash, cash equivalents and marketable investment securities balances, and cash generated through raising additional capital. We will need to make significant additional investments to, among other things, complete our 5G Network Deployment and further commercialize, build-out and integrate our Wireless spectrum licenses and related assets. The amount of capital required to fund our future working capital, capital expenditure and other investment needs varies, depending on, among other things, the rate at which we complete our 5G Network Deployment, the purchase of additional wireless spectrum licenses and the rate at which we acquire new subscribers and the cost of subscriber acquisition and retention, including, but not limited to, capitalized costs associated with our new and existing subscriber equipment lease programs.

Certain of our capital expenditures for 2023 are expected to be driven by the rate of our 5G Network Deployment as well as costs associated with subscriber premises equipment. These expenditures are necessary for our 5G Network Deployment as well as to operate and maintain our DISH TV services. Consequently, we consider them to be non-discretionary. Our capital expenditures vary depending on, among other things, the number of satellites leased or under construction at any point in time and could increase materially as a result of increased competition, significant satellite failures, or economic weakness and uncertainty. Our DISH TV subscriber base has been declining and there can be no assurance that our DISH TV subscriber base will not continue to decline and that the pace of such decline will not accelerate. In the event that our DISH TV subscriber base continues to decline, it will have a material adverse long-term effect on our cash flow.

On November 15, 2021 the SNR Put Right was exercised. On October 21, 2022 the Northstar Put Right was exercised. As of December 31, 2022, the aggregate value of Northstar Manager’s ownership interest in Northstar Spectrum and SNR Management’s ownership interest in SNR HoldCo was $464 million, recorded as “Redeemable noncontrolling interests” on our Consolidated Balance Sheets.

We have and expect to continue to incur significant expenditures in 2023 related to our 5G Network Deployment, including, but not limited to, capital expenditures associated with our 5G Network Deployment, and the potential purchase of additional wireless spectrum licenses. The amount of capital required will also depend on, among other things, the levels of investment necessary to support potential strategic initiatives that may arise from time to time. These factors, including, but not limited to, a reduction in our available future cash flows, could require that we raise additional capital in the future.

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

Wireless Spectrum Licenses. During 2022, we acquired the 3.45-3.55 GHz wireless licenses (the “3.45–3.55 GHz Licenses”). During 2021, we acquired the 3550-3650 MHz (CBRS) and 3.7-3.98 GHz wireless licenses, together (the “C-Band Licenses”). During 2020, we acquired the 37 GHz, 39 GHz, and 47 GHz wireless licenses and during 2019, we acquired the 24 GHz and 28 GHz wireless licenses, together (the “High-Band Licenses”).

In 2022, we combined our 600 MHz, 700 MHz, AWS-4, H Block, High-Band Licenses, C-Band Licenses, 3.45–3.55 GHz Licenses and the Northstar Licenses and SNR Licenses into a single unit of accounting. In 2021, we combined our 600 MHz, 700 MHz, AWS-4, H Block, High-Band Licenses, C-Band Licenses and the Northstar Licenses and SNR Licenses into a single unit of accounting. In 2020, we combined our 600 MHz, 700 MHz, AWS-4, H Block, and the Northstar Licenses and SNR Licenses into a single unit of accounting, excluding the High-Band Licenses.

In 2022, we quantitatively assessed these licenses for impairment. Our quantitative assessment consisted of both an income approach performed by DISH Network and a market approach performed by a third party and reviewed by management.

Market Approach. Currently frequencies in the 500 kHz to 30 GHz make up the bulk of commercial use in the United States. Spectrum bands can be grouped into four categories: low-band (less than 1 GHz), lower mid-band (1-2 GHz), upper mid-band (primarily 2-4 GHz) and high-band (generally above 24 GHz). Radio frequencies have different characteristics with regard to the distance they will travel and their ability to penetrate structures. Lower band frequency bands require less power to travel large distances and propagate well providing geographic coverage, whereas higher bandwidth spectrum is favored in urban settings where the goal is increased data capacity and cell sites are dense, with limited coverage areas.

Spectrum is licensed by geographic areas that can vary from the size of a county to significantly larger expanses. Licenses can cover densely populated urban areas to sparsely populated rural regions. Pricing for spectrum licenses will vary, sometimes significantly based on the frequency, population area or restrictions associated with the authorization for use obtained from the FCC. Population or “Pop” is a key input to valuing each geographic license. The amount of spectrum included in a license is measured in terms of megahertz, referred to as “MHz.” The wider the band the greater the MHz.

The market approach assessed the value of our spectrum using benchmarks, based on market transactions, which may include spectrum auctions and secondary market transactions, either acquisitions of spectrum or of businesses for which spectrum values can reliably be inferred. The market approach looked at the value of each band of our spectrum by block and geographic area based on pairing the spectrum in a manner that yielded its highest and best use. Prices were then calculated on an amount per MHz-Pop basis (where the numerator is the total value of the licenses and the denominator is the product of the population and MHz) based upon the most relevant data points. Finally, a discount was applied to the analysis for lack of marketability on certain of our holdings based on sale restrictions associated with those specific bands.

Our spectrum holdings include low-band, lower mid-band, upper mid-band (collectively referred to as “Low-Mid Band Licenses”) and high-band licenses.

Income Approach. The income approach estimated the fair value of these licenses using the “Greenfield” approach. The Greenfield approach is an income based valuation approach that values the Wireless spectrum licenses by calculating the cash flow generating potential of a hypothetical start-up company that goes into business with no assets except the Wireless spectrum licenses to be valued. A discounted cash flow analysis is used to estimate what a marketplace participant would be willing to pay to purchase the aggregated Wireless spectrum licenses as of the valuation date. As a result, we were required to make significant estimates about future cash flows and profitability specifically associated with our Wireless spectrum licenses, an appropriate discount rate based on the risk associated with those estimated cash flows and assumed terminal value and growth rates. We considered current and expected future economic conditions, current and expected availability of wireless network technology and infrastructure and related equipment and the costs thereof as well as other relevant factors in estimating future cash flows and profitability.

The discount rate represented our estimate of the weighted-average cost of capital (WACC), or expected return, that a marketplace participant would have required as of the valuation date. We developed the discount rate based on our consideration of the cost of debt and equity of a group of guideline companies as of the valuation date. Accordingly, our discount rate incorporated our estimate of the expected return a marketplace participant would have required as of the valuation date, including the risk premium associated with the current and expected economic conditions as of the valuation date.

As part of our impairment assessment we performed the market approach and the income approach during the fourth quarter of 2022 and concluded that under both scenarios the fair value of these licenses are substantially in excess of their carrying value.

In 2021 and 2020, management performed a qualitative assessment to determine whether it is more likely than not that the fair value of these licenses exceed the carrying amount. In our assessment, we considered several factors, including, among other things, the projected financial performance of our Wireless segment, the business enterprise value of our Wireless segment, and market transactions for wireless spectrum licenses including auction results. In assessing these factors, we considered both macroeconomic conditions and industry and market conditions. In contemplating all factors in their totality, we concluded that it is more likely than not that the fair value of these licenses exceeds their carrying amount.

During 2020, our 37 GHz, 39 GHz, and 47 GHz wireless spectrum licenses were assessed as a single unit of accounting. These licenses were purchased during 2020 through our participation in Auction 103. For 2020, management’s assessment of the fair value of these licenses was determined based on the auction results.

During 2022, 2021, and 2020, our multichannel video distribution and data service (“MVDDS”) wireless spectrum licenses were assessed as a single unit of accounting.  For 2022, 2021 and 2020, management assessed these licenses qualitatively. Our qualitative assessment focused on recent auction results and historical market activity. We concluded that it is more likely than not that the fair value of these licenses exceeded their carrying amount.

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

Cash, Cash Equivalents and Current Marketable Investment Securities

As of December 31, 2022, our cash, cash equivalents and current marketable investment securities had a fair value of $2.621 billion. Of that amount, a total of $2.620 billion was invested in: (a) cash; (b) money market funds; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, continue investing in our business, pursue acquisitions and other strategic transactions, fund ongoing operations, repay debt obligations and expand our business. Consequently, the size of this portfolio can fluctuate significantly as cash is received and used in our business for these or other purposes. The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would affect the fair value of our cash, cash equivalents and current marketable investment securities portfolio; however, we normally hold these investments to maturity. Based on our December 31, 2022 current non-strategic investment portfolio of $2.620 billion, a hypothetical 10% change in average interest rates would not have a material impact on the fair value due to the limited duration of our investments.

Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the year ended December 31, 2022 of 1.2%. A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature. A hypothetical 10% decrease in average interest rates during 2022 would result in a decrease of approximately $4 million in annual interest income.

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of December 31, 2022, we had $105 million of restricted cash and marketable investment securities invested in: (a) cash; (b) money market funds; (c) debt instruments of the United States Government and its agencies; and/or (d) instruments with similar risk, duration and credit quality characteristics to commercial paper. Based on our December 31, 2022 investment portfolio, a hypothetical 10% increase in average interest rates would not have a material impact on the fair value of our restricted cash and marketable investment securities.

Long-Term Debt

As of December 31, 2022, we had long-term debt of $21.331 billion, excluding finance lease obligations and unamortized deferred financing costs and debt discounts, on our Consolidated Balance Sheets. We estimated the fair value of this debt to be approximately $17.267 billion using quoted market prices. The fair value of our debt is affected by fluctuations in interest rates. A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $660 million. To the extent interest rates increase, our future costs of financing would increase at the time of any future financings. As of December 31, 2022, all of our long-term debt consisted of fixed rate indebtedness.

Derivative Financial Instruments

From time to time, we invest in speculative financial instruments, including derivatives. As of December 31, 2022, we did not hold any material derivative financial instruments other than the option to purchase certain T-Mobile’s 800 MHz spectrum licenses under the Spectrum Purchase Agreement. See Note 6 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be set forth in our Proxy Statement for the 2023 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

The information required by this Item with respect to the identity and business experience of our executive officers is set forth under the caption “Information About Our Executive Officers” in this Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item will be set forth in our Proxy Statement for the 2023 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in our Proxy Statement for the 2023 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in our Proxy Statement for the 2023 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be set forth in our Proxy Statement for the 2023 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

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

3.1(b)◻	Composite Amended and Restated Articles of Incorporation of DISH Network Corporation.

3.1(c)*	Amended and Restated Bylaws of DISH Network Corporation (incorporated by reference from Exhibit 99.1 to the Current Report on Form 8-K of DISH Network Corporation filed November 7, 2019).

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

4.3*

Indenture, relating to the 5 7/8% Senior Notes due 2024, dated as of November 20, 2014 among DISH DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed November 21, 2014).

4.4*

Indenture, relating to the 7 3/4% Senior Notes due 2026, dated as of June 13, 2016, among DISH DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed June 13, 2016).

4.5*

Indenture, relating to the 2 3/8% Convertible Notes due 2024, dated as of March 17, 2017, by and between DISH Network Corporation and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8 K of DISH Network Corporation filed March 20, 2017).

4.6*

Indenture, relating to the 3 3/8% Convertible Notes due 2026, dated as of August 8, 2016, by and between DISH Network Corporation and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed August 8, 2016).

4.7*	Supplemental Indenture relating to the 5% Senior Notes due 2023 (incorporated by reference from Exhibit 4.14 to the Annual Report on Form 10-K of DISH DBS Corporation filed March 29, 2018).

4.8*	Supplemental Indenture relating to the 5 7/8% Senior Notes due 2024 (incorporated by reference from Exhibit 4.15 to the Annual Report on Form 10-K of DISH DBS Corporation filed March 29, 2018).

4.9*	Supplemental Indenture relating to the 7 3/4% Senior Notes due 2026 (incorporated by reference from Exhibit 4.16 to the Annual Report on Form 10-K of DISH DBS Corporation filed March 29, 2018).

4.10*	Description of Securities (incorporated by reference from Exhibit 4.16 to the Annual Report on Form 10-K of DISH Network Corporation filed February 19, 2020).

4.11*

Indenture, relating to the 7 3/8% Senior Notes due 2028, dated as of July 1, 2020, among DISH DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed July 1, 2020).

4.12*

Indenture, relating to the 0% Convertible Notes due 2025, dated as of December 21, 2020, by and between DISH Network Corporation and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed December 22, 2020).

4.13*

Indenture, relating to the 5 1/8% Senior Notes due 2029, dated as of May 24, 2021 among DISH DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank, National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed May 24, 2021).

4.14*

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

4.15*

Security Agreement, dated as of November 26, 2021, among DISH DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank National Association, as Collateral Agent (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K of DISH Network Corporation filed November 26, 2021).

4.16*

Loan and Security Agreement, dated as of November 26, 2021, between DISH DBS Corporation and DISH Network Corporation (incorporated by reference from Exhibit 4.3 to the Current Report on Form 8-K of DISH Network Corporation filed November 26, 2021).

4.17*

Secured Indenture, relating to the 11.75% Senior Secured Notes due 2027, dated as of November 15, 2022, among DISH Network Corporation, the guarantors named on the signature pages thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed January 26, 2023).

4.18*

Security Agreement, dated as of November 15, 2022, among the secured guarantors named on the signature pages thereto and U.S. Bank Trust Company, National Association, as collateral agent (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed November 15, 2022).

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

99.1*	Department of Justice CDMA Letter to Defendants dated July 9, 2021 (incorporated by reference from Exhibit 99.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation filed August 9, 2021).

21◻	Subsidiaries of DISH Network Corporation.

22◻	List of Subsidiary Guarantors.

23◻	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24◻

Power of Attorney authorizing Timothy A. Messner as signatory for Charles W. Ergen, Kathleen Q. Abernathy, George R. Brokaw, Stephen J. Bye, James DeFranco, Cantey M. Ergen, Tom A. Ortolf and Joseph T. Proietti. .

31.1◻	Section 302 Certification of Chief Executive Officer.

31.2◻	Section 302 Certification of Chief Financial Officer.

32.1◻	Section 906 Certification of Chief Executive Officer.

32.2◻	Section 906 Certification of Chief Financial Officer.
101 ◻

The following materials from the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2022, filed on February 23, 2023, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statement of Changes in Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

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

Date: February 23, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. Erik Carlson	President and Chief Executive Officer and Director	February 23, 2023
W. Erik Carlson	(Principal Executive Officer)

/s/ Paul W. Orban	Executive Vice President and Chief Financial Officer	February 23, 2023
Paul W. Orban	(Principal Financial Officer)

/s/ James S. Allen	Senior Vice President and Chief Accounting Officer	February 23, 2023
James S. Allen	(Principal Accounting Officer)

*	Chairman	February 23, 2023
Charles W. Ergen

*	Director	February 23, 2023
Kathleen Q. Abernathy

*	Director	February 23, 2023
George R. Brokaw

*	Director	February 23, 2023
Stephen J. Bye

*	Director	February 23, 2023
James DeFranco

*	Director	February 23, 2023
Cantey M. Ergen

*	Director	February 23, 2023
Tom A. Ortolf

*	Director	February 23, 2023
Joseph T. Proietti

* By:	/s/ Timothy A. Messner
Timothy A. Messner
Attorney-in-Fact

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
DISH Network Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of DISH Network Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Sufficiency of audit evidence over revenue

As discussed in Note 16 to the consolidated financial statements, the Company had $16.7 billion in revenue for the year ended December 31, 2022, of which $12.5 billion was Pay-TV related and $4.2 billion was Wireless related. Both categories of revenue have multiple revenue streams and certain aspects of the Company’s processes and information technology (IT) systems differ among the revenue streams.

We identified the evaluation of sufficiency of audit evidence over certain revenue streams as a critical audit matter. The number of revenue streams and the revenue-related IT applications required a high-degree of auditor judgment to evaluate the sufficiency of audit evidence over revenue. Subjective auditor judgment was required to evaluate that revenue data was captured and aggregated throughout these various IT applications. Additionally, IT professionals with specialized skills and knowledge were required to evaluate the nature and extent of evidence obtained over certain revenue streams.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over revenue. For each revenue stream where procedures were performed, we evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s revenue recognition process, including recording of revenue. We also evaluated the design and tested the operating effectiveness of certain general IT and application controls. We involved IT professionals with specialized skills and knowledge, who assisted in testing certain IT applications used by the Company in its revenue recognition processes and the transfer of relevant revenue data between certain systems used in the revenue recognition processes.  For certain revenue streams, we assessed the recorded revenue by comparing total cash received during the year, adjusted for reconciling items, to the revenue recognized.  Such assessment also evaluated the relevance and reliability of reconciling items to underlying documentation, including the changes in accounts receivable and deferred revenue.

We evaluated the sufficiency of audit evidence obtained by assessing the results of the procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Denver, Colorado

February 22, 2023

4

DISH NETWORK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	As of December 31,
	2022	2021
Assets
Current Assets:
Cash and cash equivalents	$1,785,056	$2,428,188
Marketable investment securities	835,983	2,975,518
Trade accounts receivable, net of allowance for credit losses of $44,431 and $38,534, respectively	953,812	942,561
Inventory	502,373	534,937
Other current assets	532,886	641,978
Total current assets	4,610,110	7,523,182

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	104,614	5,334,768
Property and equipment, net	5,640,119	3,257,787
FCC authorizations	36,933,073	28,632,665
Other investment securities	168,200	150,941
Operating lease assets	2,687,522	1,493,410
Other noncurrent assets, net	1,897,815	934,293
Intangible assets, net	565,109	674,679
Total noncurrent assets	47,996,452	40,478,543
Total assets	$52,606,562	$48,001,725

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable	$924,438	$848,224
Deferred revenue and other	711,474	761,347
Accrued programming	1,298,777	1,376,770
Accrued interest	258,799	288,308
Other accrued expenses	1,283,570	1,179,427
Current portion of long-term debt and finance lease obligations (Note 10)	1,547,190	2,061,810
Total current liabilities	6,024,248	6,515,886

Long-Term Obligations, Net of Current Portion:
Long-term debt and finance lease obligations, net of current portion (Note 10)	19,801,948	19,355,206
Deferred tax liabilities	4,930,135	4,226,266
Operating lease liabilities	2,687,883	1,453,395
Long-term deferred revenue and other long-term liabilities	753,708	527,859
Total long-term obligations, net of current portion	28,173,674	25,562,726
Total liabilities	34,197,922	32,078,612

Commitments and Contingencies (Note 15)

Redeemable noncontrolling interests (Note 2)	464,359	395,222

Stockholders’ Equity (Deficit):
Class A common stock, $0.01 par value, 1,600,000,000 shares authorized, 292,660,308 and 290,529,607 shares issued and outstanding, respectively	2,927	2,905
Class B common stock, $0.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Additional paid-in capital	4,851,392	4,735,484
Accumulated other comprehensive income (loss)	(3,029)	281
Accumulated earnings (deficit)	13,088,850	10,785,617
Total DISH Network stockholders’ equity (deficit)	17,942,524	15,526,671
Noncontrolling interests	1,757	1,220
Total stockholders’ equity (deficit)	17,944,281	15,527,891
Total liabilities and stockholders’ equity (deficit)	$52,606,562	$48,001,725

The accompanying notes are an integral part of these consolidated financial statements.

DISH NETWORK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	2022	2021	2020
Revenue:
Service revenue	$16,005,620	$16,890,729	$14,846,024
Equipment sales and other revenue	673,787	990,377	647,411
Total revenue	16,679,407	17,881,106	15,493,435

Costs and Expenses (exclusive of depreciation):
Cost of services	9,558,884	10,185,942	9,094,007
Cost of sales - equipment and other	1,812,191	1,552,341	939,721
Selling, general and administrative expenses	2,545,593	2,214,936	1,806,122
Impairment of long-lived assets (Note 2)	—	—	356,418
Depreciation and amortization	717,073	724,852	714,552
Total costs and expenses	14,633,741	14,678,071	12,910,820

Operating income (loss)	2,045,666	3,203,035	2,582,615

Other Income (Expense):
Interest income	42,776	11,338	22,734
Interest expense, net of amounts capitalized	(22,781)	(16,174)	(12,974)
Other, net	1,038,982	20,557	(20,164)
Total other income (expense)	1,058,977	15,721	(10,404)

Income (loss) before income taxes	3,104,643	3,218,756	2,572,211
Income tax (provision) benefit, net	(731,736)	(762,810)	(698,275)
Net income (loss)	2,372,907	2,455,946	1,873,936
Less: Net income (loss) attributable to noncontrolling interests, net of tax	69,674	45,304	111,263
Net income (loss) attributable to DISH Network	$2,303,233	$2,410,642	$1,762,673

Weighted-average common shares outstanding - Class A and B common stock:
Basic	530,114	527,844	524,761
Diluted	637,290	636,063	584,360

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$4.34	$4.57	$3.36
Diluted net income (loss) per share attributable to DISH Network	$3.61	$3.79	$3.02

Comprehensive Income (Loss):
Net income (loss)	$2,372,907	$2,455,946	$1,873,936
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,160)	1,787	(827)
Unrealized holding gains (losses) on available-for-sale debt securities	191	(208)	(29)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(7)	(13)	(62)
Deferred income tax (expense) benefit, net	666	(430)	81
Total other comprehensive income (loss), net of tax	(3,310)	1,136	(837)
Comprehensive income (loss)	2,369,597	2,457,082	1,873,099
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	69,674	45,304	111,263
Comprehensive income (loss) attributable to DISH Network	$2,299,923	$2,411,778	$1,761,836

The accompanying notes are an integral part of these consolidated financial statements.

DISH NETWORK CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

			Accumulated
	Class A and B	Additional	Other	Accumulated			Redeemable
	Common	Paid-In	Comprehensive	Earnings	Noncontrolling		Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Interests	Total	Interests
Balance, December 31, 2019	$5,230	$4,947,007	$(18)	$6,612,302	$(449)	$11,564,072	$552,075
Issuance of Class A common stock:
Exercise of stock awards	15	9,425	—	—	—	9,440	—
Employee benefits	8	28,293	—	—	—	28,301	—
Employee Stock Purchase Plan	8	17,966	—	—	—	17,974	—
Non-cash, stock-based compensation	—	64,954	—	—	—	64,954	—
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	(91)	—	—	(91)	—
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	81	—	—	81	—
Foreign currency translation	—	—	(827)	—	—	(827)	—
Initial equity component of our 0% convertibles due 2025, net of deferred taxes of $99,823	—	329,409	—	—	—	329,409	—
Northstar Spectrum LLC Purchase Agreement	—	—	—	—	—	—	(311,735)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	955	955	110,308
Net income (loss) attributable to DISH Network	—	—	—	1,762,673	—	1,762,673	—
Other	—	3,720	—	—	(16)	3,704	—
Balance, December 31, 2020	$5,261	$5,400,774	$(855)	$8,374,975	$490	$13,780,645	$350,648
Issuance of Class A common stock:
Exercise of stock awards	13	40,551	—	—	—	40,564	—
Employee benefits	9	30,312	—	—	—	30,321	—
Employee Stock Purchase Plan	6	17,733	—	—	—	17,739	—
Non-cash, stock-based compensation	—	51,680	—	—	—	51,680	—
Convertible debt reclassified per ASU 2020-06, net of deferred taxes of $245,778 (Note 2)	—	(805,566)	—	—	—	(805,566)	—
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	(221)	—	—	(221)	—
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	(430)	—	—	(430)	—
Foreign currency translation	—	—	1,787	—	—	1,787	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	730	730	44,574
Net income (loss) attributable to DISH Network	—	—	—	2,410,642	—	2,410,642	—
Balance, December 31, 2021	$5,289	$4,735,484	$281	$10,785,617	$1,220	$15,527,891	$395,222
Issuance of Class A common stock:
Exercise of stock awards	1	199	—	—	—	200	—
Employee benefits	8	26,340	—	—	—	26,348	—
Employee Stock Purchase Plan	13	17,919	—	—	—	17,932	—
Non-cash, stock-based compensation	—	71,450	—	—	—	71,450	—
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	184	—	—	184	—
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	666	—	—	666	—
Foreign currency translation	—	—	(4,160)	—	—	(4,160)	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	537	537	69,137
Net income (loss) attributable to DISH Network	—	—	—	2,303,233	—	2,303,233	—
Balance, December 31, 2022	$5,311	$4,851,392	$(3,029)	$13,088,850	$1,757	$17,944,281	$464,359

The accompanying notes are an integral part of these consolidated financial statements.

DISH NETWORK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2022	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$2,372,907	$2,455,946	$1,873,936
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	717,073	724,852	714,552
Impairment of long-lived assets (Note 2)	—	—	356,418
Realized and unrealized losses (gains) on investments, derivatives and other	(1,040,651)	19,724	21,822
Non-cash, stock-based compensation	71,450	51,680	64,954
Deferred tax expense (benefit)	702,735	602,044	899,173
Changes in allowance for credit losses	5,819	(33,836)	28,622
Change in long-term deferred revenue and other long-term liabilities	86,039	(1,400)	(244,660)
Other, net	235,856	98,278	4,735
Changes in current assets and current liabilities, net
Trade accounts receivable	(24,234)	209,456	(25,172)
Prepaid and accrued income taxes	(36,115)	81,197	(84,633)
Inventory	36,722	(167,985)	58,291
Other current assets	27,992	(62,356)	(271,227)
Trade accounts payable	79,116	101,034	73,268
Deferred revenue and other	(52,105)	(98,808)	(499)
Accrued programming and other accrued expenses	(90,504)	51,425	(157,804)
Net cash flows from operating activities	3,092,100	4,031,251	3,311,776

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(898,326)	(4,687,033)	(1,902,599)
Sales and maturities of marketable investment securities	3,023,236	2,069,343	1,944,748
Purchases of property and equipment	(2,727,302)	(1,185,642)	(413,302)
Capitalized interest related to FCC authorizations (Note 2)	(984,309)	(777,885)	(779,204)
Refund of FCC authorization deposit	—	337,490	—
Purchases of FCC authorizations, including deposits	(7,206,865)	(122,657)	(1,387,542)
Boost Mobile Acquisition	—	—	(1,312,500)
Other, net	6,527	(44,029)	(11,173)
Net cash flows from investing activities	(8,787,039)	(4,410,413)	(3,861,572)

Cash Flows From Financing Activities:
Repayment of long-term debt and finance lease obligations	(83,117)	(89,876)	(100,536)
Redemption and repurchases of senior notes	(2,056,821)	(2,000,000)	(1,100,000)
Northstar Spectrum LLC Purchase Agreement	—	—	(311,735)
Proceeds from issuance of senior notes	2,000,000	6,750,000	1,000,000
Proceeds from issuance of convertible notes	—	—	2,000,000
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	18,132	58,303	27,414
Debt issuance costs and debt discount	(51,121)	(34,459)	(15,675)
Other, net	(18,413)	(24,540)	2
Net cash flows from financing activities	(191,340)	4,659,428	1,499,470

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	(5,886,279)	4,280,266	949,674
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 6)	7,734,260	3,453,994	2,504,320
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 6)	$1,847,981	$7,734,260	$3,453,994

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

Pay-TV

We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear and on-demand streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“SLING TV”). As of December 31, 2022, we had 9.750 million Pay-TV subscribers in the United States, including 7.416 million DISH TV subscribers and 2.334 million SLING TV subscribers.

Wireless – Retail Wireless

We offer nationwide prepaid and postpaid retail wireless services to subscribers primarily under our Boost Mobile, Boost Infinite and Gen Mobile brands (“Retail Wireless” services), as well as a competitive portfolio of wireless devices. Prepaid wireless subscribers generally pay in advance for monthly access to wireless talk, text, and data services. Postpaid wireless subscribers are qualified to pay after receiving wireless talk, text, and data services.

We are currently operating our Retail Wireless business unit as a mobile virtual network operator (“MVNO”) as we continue to complete our 5G Network Deployment. As an MVNO, today we depend on T-Mobile and AT&T to provide us with network services under the amended master network services agreement (“MNSA”) and Network Services Agreement (the “NSA”), respectively. Under the NSA, we expect AT&T will become our primary network services provider. As of December 31, 2022, we had 7.983 million Wireless subscribers.

Recent Developments

We regularly evaluate ways to enhance our business. As part of this process, we are in regular dialogue with interested parties who may assist us in accomplishing our goals, including recent preliminary conversations with CONX Corp. (an entity partially owned by Charles W. Ergen, our Chairman) regarding a transaction involving our Retail Wireless business. There can be no assurance that these preliminary discussions will lead to a transaction nor as to the structure or terms of any such transaction.

Wireless – 5G Network Deployment

We have invested a total of over $30 billion in Wireless spectrum licenses, which includes over $10 billion in noncontrolling investments in certain entities. The $30 billion of investments related to Wireless spectrum licenses does not include $7 billion of capitalized interest related to the carrying value of such licenses.  See Note 2 and Note 15 for further information.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DISH Network Spectrum

We have invested a total of over $30 billion to acquire certain Wireless spectrum licenses. These Wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. We plan to commercialize our Wireless spectrum licenses through the completion of the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G network (our “5G Network Deployment”). We have committed to deploy a facilities-based 5G broadband network capable of serving increasingly larger portions of the U.S. population at different deadlines, including 20% of the U.S. population by June 2022 and 70% of the U.S. population by June 2023. If by June 2023, we are offering 5G broadband service to at least 50% of the U.S. population but less than 70% of the U.S. population, the 70% June 2023 deadline will be extended automatically to June 2025; however, as a result, we may, under certain circumstances, potentially be subject to certain penalties. On June 14, 2022, we announced we had successfully reached our 20% population coverage requirement. We are currently focused on our progression towards offering 5G broadband service to at least 70% of the U.S. population with a minimum of 15,000 5G sites. As of December 31, 2022, we had started construction on over 15,000 5G sites, which, if completed, are capable of providing broadband coverage to over 60% of the U.S. population. Construction starts are continuing at a rate of approximately 1,000 5G sites per month.

We may need to make significant additional investments or partner with others to, among other things, complete our 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as we complete our initial 5G Network Deployment, we have and will continue to incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure, software and third party integration. We may also determine that additional wireless spectrum licenses may be required to complete our 5G Network Deployment and to compete effectively with other wireless service providers. See Note 2 and Note 15 for further information.

DISH Network NonControlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

During 2015, through our wholly-owned subsidiaries American AWS-3 Wireless II L.L.C. (“American II”) and American AWS-3 Wireless III L.L.C. (“American III”), we initially made over $10 billion in certain noncontrolling investments in Northstar Spectrum, LLC (“Northstar Spectrum”), the parent company of Northstar Wireless, L.L.C. (“Northstar Wireless,” and collectively with Northstar Spectrum, the “Northstar Entities”), and in SNR Wireless HoldCo, LLC (“SNR HoldCo”), the parent company of SNR Wireless LicenseCo, LLC (“SNR Wireless,” and collectively with SNR HoldCo, the “SNR Entities”), respectively. On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless and to SNR Wireless, respectively, which are recorded in “FCC authorizations” on our Consolidated Balance Sheets. Under the applicable accounting guidance in Accounting Standards Codification 810, Consolidation (“ASC 810”), Northstar Spectrum and SNR HoldCo are considered variable interest entities (“VIEs”) and, based on the characteristics of the structure of these entities and in accordance with the applicable accounting guidance, we consolidate these entities into our financial statements. See Note 2 for further information.

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

There can be no assurance that we will be able to obtain a profitable return on our noncontrolling investments in the Northstar Entities and the SNR Entities. See Note 15 for further information.

2.     Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include all balances and results of operations of DISH Network and our consolidated subsidiaries. We consolidate all majority owned subsidiaries, investments in entities in which we have controlling influence and VIEs where we have been determined to be the primary beneficiary. Minority interests are recorded as noncontrolling interests or redeemable noncontrolling interests. See below for further information. Non-consolidated investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the investee. When we do not have the ability to significantly influence the operating decisions of an investee, these equity securities are classified as either marketable investment securities or other investments and recorded at fair value with changes recognized in “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.

Redeemable Noncontrolling Interests

Northstar Wireless

Northstar Wireless is a wholly-owned subsidiary of Northstar Spectrum, which is an entity owned by Northstar Manager, LLC (“Northstar Manager”) and us. Under the applicable accounting guidance in ASC 810, Northstar Spectrum is considered a VIE and, based on the characteristics of the structure of this entity and in accordance with the applicable accounting guidance, we consolidate Northstar Spectrum into our financial statements. The Northstar Operative Agreements, as amended, provide for, among other things, that Northstar Manager has the ability, but not the obligation, to require Northstar Spectrum to purchase Northstar Manager’s ownership interests in Northstar Spectrum (the “Northstar Put Right”) for a purchase price that equals its equity contribution to Northstar Spectrum plus a fixed annual rate of return.

The First Northstar Put Window closed in the first quarter of 2021. On October 21, 2022, we, through our wholly-owned subsidiary American II received notice that Northstar Manager exercised the Northstar Put Right effective as of October 21, 2022. The consummation of the sale is subject to approval by the FCC. The value of the Northstar Put Right has accrued to approximately $96 million as of December 31, 2022. If approved by the FCC, the sale will result in the elimination of all of our noncontrolling interest as it related to Northstar Wireless.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

SNR Wireless

SNR Wireless is a wholly-owned subsidiary of SNR HoldCo, which is an entity owned by SNR Wireless Management, LLC (“SNR Management”) and us. Under the applicable accounting guidance in ASC 810, SNR HoldCo is considered a VIE and, based on the characteristics of the structure of this entity and in accordance with the applicable accounting guidance, we consolidate SNR HoldCo into our financial statements. The SNR Operative Agreements, as amended, provide for, among other things, that SNR Management has the ability, but not the obligation, to require SNR HoldCo to purchase SNR Management’s ownership interests in SNR HoldCo (the “SNR Put Right”) for a purchase price that equals its equity contribution to SNR HoldCo plus a fixed annual rate of return. The First SNR Put Window closed in the first quarter of 2021. On November 15, 2021, we, through our wholly-owned subsidiary American III received notice that SNR Management exercised the SNR Put Right effective as of November 15, 2021. The consummation of the sale is subject to approval by the FCC. The value of the SNR Put Right has accrued to approximately $368 million as of December 31, 2022. If approved by the FCC, the sale will result in the elimination of all of our noncontrolling interest as it related to SNR Wireless.

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

As of December 31, 2022 and December 31, 2021, the aggregate value of Northstar Manager’s ownership interest in Northstar Spectrum and SNR Management’s ownership interest in SNR HoldCo was $464 million and $395 million, respectively, recorded as “Redeemable noncontrolling interests” on our Consolidated Balance Sheets.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period. Estimates are based on historical experience and other reasonable assumptions in accounting for, among other things, allowances for credit losses (including those related to our installment billing programs), self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, the fair value of our option to purchase T-Mobile’s 800 MHz spectrum, relative standalone selling prices of performance obligations, finance leases, asset impairments, estimates of future cash flows used to evaluate and recognize impairments, useful lives of property, equipment and intangible assets, incremental borrowing rate (“IBR”) on lease right of use assets, nonrefundable upfront fees, independent third-party retailer incentives, programming expenses and subscriber lives. Economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above. Actual results may differ from previously estimated amounts, and such differences may be material to our consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

Cash and Cash Equivalents

We consider all liquid investments purchased with a remaining maturity of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents as of December 31, 2022 and 2021 may consist of money market funds, government bonds, corporate notes and commercial paper. The cost of these investments approximates their fair value.

Marketable Investment Securities

All equity securities are carried at fair value, with changes in fair value recognized in “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

All debt securities are classified as available-for-sale and are recorded at fair value. We report the temporary unrealized gains and losses related to changes in market conditions of marketable debt securities as a separate component of “Accumulated other comprehensive income (loss)” within “Stockholders’ Equity (Deficit),” net of related deferred income tax on our Consolidated Balance Sheets. The changes in the fair value of marketable debt securities, which are determined to be company specific credit losses are recorded in “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

In determining the allowance for credit losses, management groups similar types of financial assets with consistent risk characteristics. Pools identified by management include, but are not limited to residential customers, commercial customers and advertising services. The risk characteristics of the financial asset portfolios are monitored by management and reviewed periodically. The forecasts for future economic conditions are based on several factors including, but not limited to, changes in the unemployment rate, external economic forecasts and current collection rates. Our estimates of the allowance for credit losses may not be indicative of our actual credit losses requiring additional charges to be incurred to reflect the actual amount collected.

BoostUP! Receivable

Certain long-term subscribers of Boost Mobile have the option to pay for their devices under an installment plan (“BoostUP!”), which is generally over a period of 18 months. The BoostUP! receivable is presented in our Consolidated Balance Sheets at its net realizable value, which is net of an allowance for credit losses. The allowance for credit losses is estimated based on among other factors, historical loss information and current economic conditions as well as forecasts of future economic conditions. As of December 31, 2022 and 2021, “Trade accounts receivable, net” on our Consolidated Balance Sheets includes $17 million and $44 million of BoostUP! receivables, net of allowance for credit losses of $2 million and $5 million, respectively.

Subscribers that participate in the BoostUP! program typically make a down payment and satisfy their obligation by providing equal monthly payments during the duration of their financing arrangement. As Boost Mobile subscribers are on a month to month contract for service with Boost Mobile and the BoostUP! arrangement provides that upon an installment plan subscribers’ termination of the service the installment balance becomes due and payable immediately, we do not impute interest on these instruments as the financial instruments are short term in nature.

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

Property and Equipment

Property and equipment, including capitalized expenditures related to our wireless projects and 5G Network Deployment, are stated at cost less depreciation and impairment losses, if any. Capitalized expenditures include the cost of long-lived assets, plus the cost to construct the asset such as labor and overhead directly benefiting the asset. Interest is capitalized when pre-construction activity commences and ends once the asset is ready for its intended purpose. Our set-top boxes are generally capitalized when they are installed in customers’ homes.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Asset Retirement Obligation

We record an asset retirement obligation for the estimated fair value of legal obligations associated with the retirement of tangible long-lived assets and a corresponding increase in the carrying amount of the related asset in the period in which the obligation is incurred. In periods subsequent to initial measurement, we recognize changes as either an increase or decrease to both the asset retirement obligation and initial costs capitalized resulting from revisions to either the timing or the amount of the original estimate. Over time, the liability is accreted to its present value and the capitalized cost is depreciated over the estimated useful life of the asset. Our asset retirement obligations relate primarily to certain legal obligations to remediate leased property on our communication towers and are recorded in “Property and equipment, net” with the related liability recorded in “Long-term deferred revenue and other long-term liabilities” on our Consolidated Balance Sheets.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DBS Satellites

We currently evaluate our DBS satellite fleet for impairment as one asset group whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We do not believe any triggering event has occurred which would indicate impairment as of December 31, 2022 and 2021. We will continue to monitor the DBS satellite fleet for indicators of impairment.

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

Narrowband IoT Network

As discussed in Note 16 in our Annual Report on Form 10-K for the year ended December 31, 2021, in March 2017 we notified the FCC that we planned to deploy a narrowband IoT network. In October 2019, we paused work on the narrowband IoT deployment. In light of, among other things, certain developments related to the Sprint/T-Mobile merger, during the first quarter of 2020, we determined that the revision of certain of our build-out deadlines were probable. Based on this, we no longer intended to complete our narrowband IoT deployment, which we considered a triggering event. As such, during the first quarter of 2020, we reviewed the capitalized costs of equipment, labor and other assets related to the narrowband IoT deployment, including our operating lease assets, and impaired those items that would not be utilized in our ongoing 5G Network Deployment, resulting in a $253 million non-cash impairment charge in “Impairment of long-lived assets” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Impairment of long-lived assets recorded during the year ended December 31, 2020 consisted of the following:

For the Year Ended
December 31, 2020
(In thousands)
T1 satellite	$48,120
D1 satellite	55,000
Construction in progress related to narrowband IoT deployment	226,742
Operating lease assets related to narrowband IoT deployment	26,556
Impairment of long-lived assets	$356,418

Finite-Lived Intangible Assets

Intangible assets include subscriber relationships, tradenames, and certain below market contracts. These assets are amortized over their respective useful lives. We do not believe any triggering event has occurred which would indicate impairment as of December 31, 2022 and 2021.

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

DBS Licenses

We combine all of our indefinite-lived DBS licenses that we currently utilize or plan to utilize in the future into a single unit of accounting. For 2022, 2021 and 2020, management performed a qualitative assessment to determine whether it is more likely than not that the fair value of the DBS licenses exceeds the carrying amount. In our assessment, we considered several factors, including, among others, overall financial performance, industry and market considerations, and relevant company specific events. In contemplating all factors in their totality, we concluded that it is more likely than not that the fair value of the DBS licenses exceeds its carrying amount. As such, no further analysis was required.

Wireless Spectrum Licenses

During 2022, we acquired the 3.45-3.55 GHz wireless licenses (the “3.45–3.55 GHz Licenses”). During 2021, we acquired the 3550-3650 MHz (CBRS) and 3.7-3.98 GHz wireless licenses, together (the “C-Band Licenses”). During 2020, we acquired the 37 GHz, 39 GHz, and 47 GHz wireless licenses and during 2019, we acquired the 24 GHz and 28 GHz wireless licenses, together (the “High-Band Licenses”).

In 2022, we combined our 600 MHz, 700 MHz, AWS-4, H Block, High-Band Licenses, C-Band Licenses, 3.45–3.55 GHz Licenses and the Northstar Licenses and SNR Licenses into a single unit of accounting. In 2021, we combined our 600 MHz, 700 MHz, AWS-4, H Block, High-Band Licenses, C-Band Licenses and the Northstar Licenses and SNR Licenses into a single unit of accounting. In 2020, we combined our 600 MHz, 700 MHz, AWS-4, H Block, and the Northstar Licenses and SNR Licenses into a single unit of accounting, excluding the High-Band Licenses.

In 2022, we quantitatively assessed these licenses for impairment. Our quantitative assessment consisted of both an income approach performed by DISH Network and a market approach performed by a third party and reviewed by management.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Market Approach. Currently frequencies in the 500 kHz to 30 GHz make up the bulk of commercial use in the United States. Spectrum bands can be grouped into four categories: low-band (less than 1 GHz), lower mid-band (1-2 GHz), upper mid-band (primarily 2-4 GHz) and high-band (generally above 24 GHz). Radio frequencies have different characteristics with regard to the distance they will travel and their ability to penetrate structures. Lower band frequency bands require less power to travel large distances and propagate well providing geographic coverage, whereas higher bandwidth spectrum is favored in urban settings where the goal is increased data capacity and cell sites are dense, with limited coverage areas.

Spectrum is licensed by geographic areas that can vary from the size of a county to significantly larger expanses. Licenses can cover densely populated urban areas to sparsely populated rural regions. Pricing for spectrum licenses will vary, sometimes significantly based on the frequency, population area or restrictions associated with the authorization for use obtained from the FCC. Population or “Pop” is a key input to valuing each geographic license. The amount of spectrum included in a license is measured in terms of megahertz, referred to as “MHz.” The wider the band the greater the MHz.

The market approach assessed the value of our spectrum using benchmarks, based on market transactions, which may include spectrum auctions and secondary market transactions, either acquisitions of spectrum or of businesses for which spectrum values can reliably be inferred. The market approach looked at the value of each band of our spectrum by block and geographic area based on pairing the spectrum in a manner that yielded its highest and best use. Prices were then calculated on an amount per MHz-Pop basis (where the numerator is the total value of the licenses and the denominator is the product of the population and MHz) based upon the most relevant data points. Finally, a discount was applied to the analysis for lack of marketability on certain of our holdings based on sale restrictions associated with those specific bands.

Our spectrum holdings include low-band, lower mid-band, upper mid-band (collectively referred to as “Low-Mid Band Licenses”) and high-band licenses.

Income Approach. The income approach estimated the fair value of these licenses using the “Greenfield” approach. The Greenfield approach is an income based valuation approach that values the Wireless spectrum licenses by calculating the cash flow generating potential of a hypothetical start-up company that goes into business with no assets except the Wireless spectrum licenses to be valued. A discounted cash flow analysis is used to estimate what a marketplace participant would be willing to pay to purchase the aggregated Wireless spectrum licenses as of the valuation date. As a result, we were required to make significant estimates about future cash flows and profitability specifically associated with our Wireless spectrum licenses, an appropriate discount rate based on the risk associated with those estimated cash flows and assumed terminal value and growth rates. We considered current and expected future economic conditions, current and expected availability of wireless network technology and infrastructure and related equipment and the costs thereof as well as other relevant factors in estimating future cash flows and profitability.

The discount rate represented our estimate of the weighted-average cost of capital (‘WACC”), or expected return, that a marketplace participant would have required as of the valuation date. We developed the discount rate based on our consideration of the cost of debt and equity of a group of guideline companies as of the valuation date. Accordingly, our discount rate incorporated our estimate of the expected return a marketplace participant would have required as of the valuation date, including the risk premium associated with the current and expected economic conditions as of the valuation date.

As part of our impairment assessment we performed the market approach and the income approach during the fourth quarter of 2022 and concluded that under both scenarios the fair value of these licenses are substantially in excess of their carrying value.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In 2021 and 2020, management performed a qualitative assessment to determine whether it is more likely than not that the fair value of these licenses exceed the carrying amount. In our assessment, we considered several factors, including, among other things, the projected financial performance of our Wireless segment, the business enterprise value of our Wireless segment, and market transactions for wireless spectrum licenses including auction results. In assessing these factors, we considered both macroeconomic conditions and industry and market conditions. In contemplating all factors in their totality, we concluded that it is more likely than not that the fair value of these licenses exceeds their carrying amount.

During 2020, our 37 GHz, 39 GHz, and 47 GHz wireless spectrum licenses were assessed as a single unit of accounting. These licenses were purchased during 2020 through our participation in Auction 103. For 2020, management’s assessment of the fair value of these licenses was determined based on the auction results.

During 2022, 2021, and 2020, our multichannel video distribution and data service (“MVDDS”) wireless spectrum licenses were assessed as a single unit of accounting.  For 2022, 2021 and 2020, management assessed these licenses qualitatively. Our qualitative assessment focused on recent auction results and historical market activity. We concluded that it is more likely than not that the fair value of these licenses exceeded their carrying amount.

Changes in circumstances or market conditions could result in a write-down of any of the above Wireless spectrum licenses in the future.

Goodwill

Goodwill represents the excess of the consideration transferred over the estimated fair values of assets acquired and liabilities assumed as of the acquisition date. Substantially all our goodwill relates to our Wireless segment and its two reporting units.

We perform our annual impairment assessment for goodwill and other indefinite-lived intangible assets each year during the fourth quarter or more frequently if events or changes in circumstances indicate an impairment maybe possible. We may consider qualitative factors to assess if it is more likely than not that the fair value for goodwill or indefinite-lived intangible assets is below the carrying amount. We may also elect to bypass the qualitative assessment and perform a quantitative assessment.

To complete the impairment assessment we make estimates about fair value by reporting unit by using a weighting of the income and the market approach. As detailed above in “Wireless Spectrum Licenses” the income approach is based on estimated discounted cash flows using a market participant discount rate. The market approach is based on the fair value of our spectrum licenses using benchmarks, based on market transactions, which may include spectrum auctions and secondary market transactions, either acquisitions of spectrum or of businesses for which spectrum values can reliably be inferred.

Each of the reporting units were reviewed for impairment using a quantitative assessment. In performing the quantitative impairment test for 2022, we determined that the fair value of its reporting units exceeded the carrying amount and, as such, these reporting units were not impaired.

In conducting our annual impairment test for 2021 and 2020, we performed a qualitative assessment, which considered several factors, including, among others, macroeconomic conditions, industry and market conditions, and relevant company specific events and perception of the market. In contemplating all factors in their totality, we determined that the fair value of our Wireless segment, which consists of a single reporting unit, was in excess of the carrying amount.

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

As of December 31, 2022 and 2021, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses) and current liabilities (excluding the “Current portion of long-term debt and finance lease obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates. See Note 6 for the fair value of our marketable investment securities and derivative instruments.

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

Deferred Debt Issuance Costs and Debt Discounts

Costs of issuing debt, including premiums and discounts relative to par value, are generally deferred and amortized to interest expense using the effective interest rate method over the terms of the respective notes. Any debt discount is deferred and amortized to interest expense using the effective interest rate method over the terms of the respective notes. See Note 10 for further information.

Revenue Recognition

Pay-TV Segment

Our Pay-TV segment revenue is primarily derived from Pay-TV subscriber revenue. We also generate revenue from equipment rental fees and other hardware related fees, including DVRs and fees from subscribers with multiple receivers; advertising services; fees earned from our in-home service operations; broadband services; warranty services; sales of digital receivers and related equipment to third-party pay-TV providers; satellite uplink and telemetry, tracking and control (“TT&C”) services; and revenue from in-home services. See Note 16 for further information, including revenue disaggregated by major source.

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

Wireless Segment

Our Wireless segment revenue is primarily derived from Wireless subscriber revenue and selling wireless devices to prepaid and postpaid subscribers. The majority of our subscribers are prepaid under the Boost Mobile and Gen Mobile brands with a smaller subset of postpaid subscribers serviced under the Boost Infinite brand. Prepaid subscribers prepay for their monthly service on a month-to-month contract. Postpaid subscribers are qualified to pay for their service after it has been provided and pay for their monthly service on a month-to-month contract. For both our prepaid and postpaid customers the contract term was determined to be one month.

We have both an indirect sales channel, which includes third-party owned retail stores and big box stores, as well as a direct sales channel, which services customers online. Through the indirect sales channel, we use direct distribution partners to facilitate product delivery to the third-party retailers. Although our Retail Wireless business offers both products and services, we have determined that no bundled arrangements exist as the wireless device and service sold are sold at different times, and in the case of the indirect sales channel, have different customers. In the indirect channel, the customer for the wireless device is the direct distribution partner whereas for the service the subscriber is the end consumer. Service revenues may also include other value added services to subscribers, which may be recorded either gross or net within our Consolidated Statements of Operations and Comprehensive Income (Loss) depending on whether we are deemed to be the principal or agent in the relationship with the subscriber. Service revenues are recognized when the service has been provided and no further obligation exists. Concessions given to subscribers are recorded as a reduction to revenue.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Assets Recognized Related to the Costs to Obtain a Contract with a Subscriber

We recognize an asset for the incremental costs of obtaining a contract with a subscriber if we expect the benefit of those costs to be longer than one year.  We have determined that certain sales incentive programs in both our Pay-TV and Wireless segments, including those with our independent third-party retailers, meet the requirements to be capitalized, and payments made under these programs are capitalized and amortized to expense over the estimated subscriber life.  During the years ended December 31, 2022, 2021 and 2020, we capitalized $347 million, $393 million and $316 million, respectively, under these programs.  The amortization expense related to these programs was $423 million, $391 million and $160 million for the years ended December 31, 2022, 2021 and 2020, respectively.  As of December 31, 2022 and 2021, we had a total of $381 million and $458 million, respectively, capitalized on our Consolidated Balance Sheets. These amounts are capitalized in “Other current assets” and “Other noncurrent assets, net” on our Consolidated Balance Sheets, and then amortized in “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Leases

We enter into non-cancelable operating and finance leases for, among other things, communication towers, satellites, office space, dark fiber and transport equipment, warehouses and distribution centers, vehicles and other equipment. Substantially all of our leases have remaining lease terms from one to 15 years, some of which include renewal options, and some of which include options to terminate the leases within one year. For certain arrangements (generally communication towers), the lease term includes the non-cancelable period plus the renewal period that we are reasonably certain to exercise.

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

Cost of Sales – Equipment and Other

“Cost of sales – equipment and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss) principally includes the cost of wireless devices and other related items, certain direct costs of wireless mobile network operations to deliver wireless voice and data services, as well as costs related to the non-subsidized sales of Pay-TV equipment. Costs are generally recognized as products are delivered to customers and the related revenue is recognized.

Advertising Costs

We recognize advertising expense when incurred as a component of “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss). Advertising expenses totaled $633 million, $535 million and $528 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Research and Development

Research and development costs are expensed as incurred and are included as a component of “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss). Research and development costs totaled $45 million, $29 million and $24 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

The following table presents EPS amounts for all periods and the basic and diluted weighted-average shares outstanding used in the calculation.

	For the Years Ended December 31,
	2022	2021	2020

	(In thousands, except per share amounts)
Net income (loss)	$2,372,907	$2,455,946	$1,873,936
Less: Net income (loss) attributable to noncontrolling interests, net of tax	69,674	45,304	111,263
Net income (loss) attributable to DISH Network - Basic	2,303,233	2,410,642	1,762,673
Interest on dilutive Convertible Notes, net of tax (1)	—	—	—
Net income (loss) attributable to DISH Network - Diluted	$2,303,233	$2,410,642	$1,762,673

Weighted-average common shares outstanding - Class A and B common stock:
Basic	530,114	527,844	524,761
Dilutive impact of Convertible Notes (2)	107,016	107,016	59,526
Dilutive impact of stock awards outstanding	160	1,203	73
Diluted	637,290	636,063	584,360

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$4.34	$4.57	$3.36
Diluted net income (loss) per share attributable to DISH Network	$3.61	$3.79	$3.02

(1)	For the years ended December 31, 2022, 2021 and 2020, substantially all of our interest expense was capitalized. See Note 2 for further information.
(2)	The impact of the potential dilution from conversion of our 0% Convertible Notes due 2025, as discussed above, is included assuming conversion as of the December 21, 2020 issuance date into approximately 48.8 million shares of our Class A common stock.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	As of December 31,
	2022	2021	2020

	(In thousands)
Anti-dilutive stock awards	9,437	7,582	9,083
Performance/market based options	15,061	13,954	17,403
Restricted Performance Units/Awards	1,106	1,331	1,755
Common stock warrants	46,029	46,029	46,029
Total	71,633	68,896	74,270

4.     Supplemental Data - Statements of Cash Flows

The following table presents certain supplemental cash flow and other non-cash data. See Note 9 for supplemental cash flow and non-cash data related to leases.

	For the Years Ended December 31,
	2022	2021	2020

	(In thousands)
Cash paid for interest (including capitalized interest)	$1,044,276	$781,874	$778,448
Cash received for interest	8,145	5,455	5,945
Cash paid for income taxes	60,335	212,491	150,885
Capitalized interest (1)	1,040,971	821,455	924,644
Initial equity component of our 0% Convertible Notes due 2025, net of deferred taxes of $99,823	—	—	329,409
Employee benefits paid in Class A common stock	26,348	30,321	28,301
Convertible debt reclassified per ASU 2020-06	—	1,051,344	—
Deferred taxes reclassified per ASU 2020-06	—	245,778	—
Vendor financing	108,048	26,627	74,895
FCC licenses reclassification (2)	122,657	915,449	—
Accrued wireless equipment purchases	397,137	449,093	3,680
Asset retirement obligation	122,390	50,765	—
Revaluation of contingent liabilities	47,916	—	—

(1)	See Note 2 for further information.
(2)	See Note 15 for further information.

5.     Other Comprehensive Income (Loss)

The following table presents the tax effect on each component of “Other comprehensive income (loss).”

	For the Years Ended December 31,
	2022			2021			2020
	Before	Tax	Net	Before	Tax	Net	Before	Tax	Net
	Tax	(Expense)	of Tax	Tax	(Expense)	of Tax	Tax	(Expense)	of Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount	Amount	Benefit	Amount

	(In thousands)
Foreign currency translation adjustments	$(4,160)	$710	$(3,450)	$1,787	$(482)	$1,305	$(827)	$61	$(766)
Unrealized holding gains (losses) on available-for-sale securities	191	(46)	145	(208)	49	(159)	(29)	7	(22)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(7)	2	(5)	(13)	3	(10)	(62)	13	(49)
Other comprehensive income (loss)	$(3,976)	$666	$(3,310)	$1,566	$(430)	$1,136	$(918)	$81	$(837)

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The “Accumulated other comprehensive income (loss)” is detailed in the following table, net of tax:

	Foreign	Unrealized/
	Currency	Recognized
	Translation	Gains
Accumulated Other Comprehensive Income (Loss)	Adjustment	(Losses)	Total

	(In thousands)
Balance as of December 31, 2020	$(859)	$4	$(855)
Foreign currency translation adjustments	1,305	—	1,305
Other comprehensive income (loss) before reclassification	—	(159)	(159)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(10)	(10)
Balance as of December 31, 2021	$446	$(165)	$281
Foreign currency translation adjustments	(3,450)	—	(3,450)
Other comprehensive income (loss) before reclassification	—	145	145
Amounts reclassified from accumulated other comprehensive income (loss)	—	(5)	(5)
Balance as of December 31, 2022	$(3,004)	$(25)	$(3,029)

6.     Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of December 31,
	2022	2021

	(In thousands)
Marketable investment securities:
Current marketable investment securities:
Strategic - available-for-sale	$144	$152
Strategic - trading/equity	655	1,895
Other	835,184	2,973,471
Total current marketable investment securities	835,983	2,975,518
Restricted marketable investment securities (1)	41,689	28,696
Total marketable investment securities	877,672	3,004,214

Restricted cash and cash equivalents (1)	62,925	5,306,072

Other investment securities:
Other investment securities	168,200	150,941
Total other investment securities	168,200	150,941

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$1,108,797	$8,461,227

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash, cash equivalents and marketable investment securities” on our Consolidated Balance Sheets.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Marketable Investment Securities

Our marketable investment securities portfolio may consist of debt and equity instruments. All equity securities are carried at fair value, with changes in fair value recognized in “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss). All debt securities are classified as available-for-sale and are recorded at fair value. We report the temporary unrealized gains and losses related to changes in market conditions of marketable debt securities as a separate component of “Accumulated other comprehensive income (loss)” within “Stockholders’ Equity (Deficit),” net of related deferred income tax on our Consolidated Balance Sheets. The corresponding changes in the fair value of marketable debt securities, which are determined to be company specific credit losses are recorded in “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 2 for further information.

Current Marketable Investment Securities - Strategic

Our current strategic marketable investment securities portfolio includes and may include strategic and financial debt and/or equity investments in private and public companies that are highly speculative and have experienced and continue to experience volatility. As of December 31, 2022, this portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers. The fair value of certain of the debt and equity securities in this portfolio can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of December 31, 2022 and 2021, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit and trusts.

In addition, as of December 31, 2021, our restricted marketable investment securities, together with our restricted cash and cash equivalents include the proceeds from the issuance of our 5 1/4% Senior Secured Notes due 2026 and our 5 3/4% Senior Secured Notes due 2028, which included certain restrictions which varied in nature depending on the ultimate use of proceeds. The cash proceeds were paid to the FCC in connection with our wholly-owned subsidiary Weminuche L.L.C.’s (“Weminuche”) winning bids in the FCC’s auction for the Flexible-Use Service Licenses in the 3.45–3.55 GHz band (“Auction 110”). See Note 10 for further information.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of December 31,
	2022				2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(In thousands)
Cash equivalents (including restricted)	$1,620,458	$174,050	$1,446,408	$—	$7,592,696	$83,302	$7,509,394	$—

Debt securities (including restricted):
U.S. Treasury and agency securities	$22,824	$22,824	$—	$—	$—	$—	$—	$—
Commercial paper	696,324	—	696,324	—	2,533,875	—	2,533,875	—
Corporate securities	156,380	—	156,380	—	462,999	—	462,999	—
Other	1,489	—	1,345	144	5,445	—	5,293	152
Equity securities	655	655	—	—	1,895	1,895	—	—
Total	$877,672	$23,479	$854,049	$144	$3,004,214	$1,895	$3,002,167	$152

As of December 31, 2022, restricted and non-restricted marketable investment securities included debt securities of $875 million with contractual maturities within one year and $2 million with contractual maturities extending longer than one year through and including five years. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Derivative Instruments

We have the option to purchase certain of T-Mobile’s 800 MHz spectrum licenses from T-Mobile at a fixed price in the future.  This instrument meets the definition of a derivative and was valued based upon, among other things, our estimate of the underlying asset price, the expected term, volatility, the risk free rate of return and the probability of us exercising the option. The instrument acquisition date fair value was $713 million. The derivative is remeasured quarterly. As of December 31, 2022 and 2021, the derivative’s fair value was $1.693 billion and $678 million, respectively, and is included in “Other noncurrent assets, net” on our Consolidated Balance Sheets. The change in the derivative’s fair value was primarily driven by Level 3 current market data indicative of pricing of similar assets and an increase in our probability of exercising the option, which resulted in an increase in our estimate of our derivative’s underlying asset value. Substantially all of the change in the derivative’s fair value occurred in the fourth quarter of 2022. All changes in the derivative’s fair value are recorded in “Other, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss) until the option is either exercised or expires. See the table below. If we elect to exercise the option and purchase these licenses, we will record the licenses at fair value at that date in “FCC authorizations” on our Consolidated Balance Sheets. If we elect to not exercise the option or it expires, we will expense the derivative’s fair value at that date on our Consolidated Statements of Operations and Comprehensive Income (Loss) and are potentially subject to pay T-Mobile a fee of approximately $72 million per the Spectrum Purchase Agreement under certain circumstances. See Note 15 for more information.

We account for our option to purchase certain T-Mobile’s 800 MHz spectrum licenses under the Spectrum Purchase Agreement as a Level 3 derivative.

Gains and Losses on Sales and Changes in Carrying Amounts of Investments and Other

“Other, net” within “Other Income (Expense)” included on our Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Years Ended December 31,
Other, net:	2022	2021	2020

	(In thousands)
Marketable investment securities - realized and unrealized gains (losses)	$(1,241)	$(3,137)	$178
Derivative instruments - net realized and/or unrealized gains (losses) (1)	1,015,387	(13,000)	(22,000)
Non-marketable investment securities - gains (losses)	27,427	—	—
Costs related to early redemption of debt	(922)	(3,587)	—
Equity in earnings (losses) of affiliates	2,616	(1,051)	410
Other	(4,285)	41,332	1,248
Total	$1,038,982	$20,557	$(20,164)

(1)	The change in the derivative’s fair value was primarily driven by Level 3 current market data indicative of pricing of similar assets and an increase in our probability of exercising the option, which resulted in an increase in our estimate of our derivative’s underlying asset value. See above for further information on our valuation of derivative instruments.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

7.     Inventory

Inventory consisted of the following:

	As of December 31,
	2022	2021

	(In thousands)
Finished goods	$447,322	$489,073
Work-in-process and service repairs	19,351	19,074
Raw materials	35,700	26,790
Total inventory	$502,373	$534,937

8.     Property and Equipment and Intangible Assets

Property and Equipment

Property and equipment consisted of the following:

	Depreciable
	Life			As of December 31,
	(In Years)			2022	2021

				(In thousands)
Equipment leased to customers	2	-	5	$1,318,272	$1,530,943
Satellites	4	-	15	1,718,865	1,734,024
Satellites acquired under finance lease agreements		15		344,447	567,870
Furniture, fixtures, equipment and other	2	-	20	1,215,496	1,197,409
5G Network Deployment equipment	3	-	15	770,153	76,828
Software	3	-	6	1,354,656	1,076,602
Buildings and improvements	5	-	40	380,519	376,952
Land		-		17,513	17,513
Construction in progress		-		3,170,623	1,309,757
Total property and equipment				10,290,544	7,887,898
Accumulated depreciation				(4,650,425)	(4,630,111)
Property and equipment, net				$5,640,119	$3,257,787

Construction in progress consisted of the following:

	As of December 31,
	2022	2021

	(In thousands)
Pay-TV	$36,936	$39,269
Wireless	3,133,687	1,270,488
Total construction in progress	$3,170,623	$1,309,757

Depreciation and amortization expense consisted of the following:

	For the Years Ended December 31,
	2022	2021	2020

	(In thousands)
Equipment leased to customers	$191,746	$244,755	$290,081
Satellites	148,051	189,126	202,724
Buildings, furniture, fixtures, equipment and other (1)	223,735	126,661	128,876
Intangible assets	153,541	164,310	92,871
Total depreciation and amortization	$717,073	$724,852	$714,552

(1)	This increase primarily resulted from depreciation expense related to software and certain assets placed into service in connection with our 5G Network Deployment.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

As of December 31, 2022, our pay-TV satellite fleet consisted of the following:

		Degree	Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar X	February 2006	110	N/A
EchoStar XI	July 2008	110	N/A
EchoStar XIV	March 2010	119	N/A
EchoStar XV	July 2010	61.5	N/A
EchoStar XVI	November 2012	61.5	N/A
EchoStar XVIII	June 2016	61.5	N/A
EchoStar XXIII	March 2017	110	N/A

Leased from EchoStar (1):
EchoStar IX (2)	August 2003	121	December 2022

Leased from Other Third Party:
Anik F3 (3)	April 2007	118.7	April 2025
Ciel II	December 2008	129	July 2023
Nimiq 5	September 2009	72.7	September 2024

(1)	See Note 19 for further information on our Related Party Transactions with EchoStar.
(2)	As of December 31, 2022, we no longer lease this satellite.
(3)	During April 2022, we extended the Anik F3 satellite lease for an additional two years with an option to renew for one additional year to April 2025.

AWS-4 Satellites

		Degree	Estimated
	Launch	Orbital	Useful Life
Satellites	Date	Location	(Years)
Owned:
T1	July 2009	111.1	14.25
D1	April 2008	92.85	N/A

GAAP requires that a long-lived asset be reviewed for impairment when circumstances indicate that the carrying amount of the asset might not be recoverable.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

During the first quarter of 2020, in light of, among other things, certain developments related to the Sprint/T-Mobile merger, we determined that revisions to the AWS-4 build-out deadlines were probable, which we determined to be a triggering event. Accordingly, we quantitatively assessed the value of the AWS-4 satellites (T1 and D1) and wrote down the fair value of the satellites to their estimated fair value of zero, resulting in a $103 million non-cash charge recorded in “Impairment of long-lived assets” during the year ended December 31, 2020 on our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Intangible Assets

As of December 31, 2022 and 2021, our identifiable intangibles subject to amortization consisted of the following:

	As of
	December 31, 2022		December 31, 2021
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization

	(In thousands)
Technology-based	$63,545	$(60,022)	$63,361	$(59,462)
Trademarks	135,134	(61,007)	135,131	(50,524)
Contract-based	41,500	(41,500)	41,500	(41,500)
Customer relationships	628,598	(366,357)	582,395	(223,859)
Total	$868,777	$(528,886)	$822,387	$(375,345)

These identifiable intangibles are included in “Intangible assets, net” on our Consolidated Balance Sheets. Amortization of these intangible assets is recorded on a straight-line basis over an average finite useful life primarily ranging from approximately two to 20 years. Amortization was $154 million, $164 million and $93 million for the years ended December 31, 2022, 2021 and 2020, respectively. The increase in amortization expense during 2021 primarily resulted from the Republic Wireless Acquisition.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Estimated future amortization of our identifiable intangible assets as of December 31, 2022 is as follows (in thousands):

For the Years Ended December 31,
(In thousands)
2023	$180,621
2024	95,641
2025	13,535
2026	11,838
2027	11,355
Thereafter	26,901
Total	$339,891

Goodwill

Goodwill represents the excess of the consideration transferred over the estimated fair values of assets acquired and liabilities assumed as of the acquisition date and is not subject to amortization but is subject to impairment testing annually or whenever indicators of impairment arise. The non-recurring measurement of fair value of goodwill is classified as Level 3 in the fair value hierarchy. As of December 31, 2022 and 2021, our goodwill was $225 million and $225 million, respectively, which substantially all relates to our Wireless segment, with $120 million and $99 million related to our 5G Network Deployment business unit and our Retail Wireless business unit, respectively.

FCC Authorizations

As of December 31, 2022 and 2021, our FCC Authorizations consisted of the following:

	As of December 31,
	2022	2021

	(In thousands)
Owned:
DBS Licenses	$677,409	$677,409
700 MHz Licenses	711,871	711,871
AWS-4 Licenses	1,940,000	1,940,000
H Block Licenses	1,671,506	1,671,506
600 MHz Licenses	6,212,579	6,211,154
MVDDS Licenses	24,000	24,000
28 GHz Licenses	2,883	2,883
24 GHz Licenses	11,772	11,772
37 GHz, 39 GHz & 47 GHz Licenses	202,533	202,533
3550-3650 MHz Licenses	912,939	912,939
3.7-3.98 GHz Licenses	2,688	2,580
3.45-3.55 GHz Licenses	7,327,989	—
Subtotal	19,698,169	12,368,647
Noncontrolling Investments:
Northstar	5,618,930	5,618,930
SNR	4,271,459	4,271,459
Total AWS-3 Licenses	9,890,389	9,890,389

Capitalized Interest (1)	7,344,515	6,373,629
Total	$36,933,073	$28,632,665

(1)	See Note 2 for further information.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

9.Leases

We enter into non-cancelable operating and finance leases for, among other things, communication towers, satellites, office space, dark fiber and transport equipment, warehouses and distribution centers, vehicles and other equipment. Substantially all of our leases have remaining lease terms from one to 15 years, some of which include renewal options, and some of which include options to terminate the leases within one year. For certain arrangements (generally communication towers), the lease term includes the non-cancelable period plus the renewal period that we are reasonably certain to exercise.

During the fourth quarter of 2021, our QuetzSat-1 finance lease expired. Through the first quarter of 2022, our Anik F3 and Nimiq 5 satellites were accounted for as finance leases. However, during April 2022, we extended the Anik F3 lease and as a result it is currently accounted for as an operating lease. Substantially all of our remaining leases are accounted for as operating leases.

The components of lease expense were as follows:

	For the Years Ended December 31,
	2022	2021	2020

	(In thousands)
Operating lease cost (1)	$332,385	$89,565	$71,863

Short-term lease cost (2)	13,328	12,956	11,870

Finance lease cost:
Amortization of right-of-use assets (3)	28,037	65,967	71,318
Interest on lease liabilities (3)	12,145	14,693	21,007
Total finance lease cost (3)	40,182	80,660	92,325
Total lease costs	$385,895	$183,181	$176,058

(1)	The increase in operating lease cost is primarily related to communication tower leases.
(2)	Leases that have terms of 12 months or less.
(3)	The decrease in finance lease cost is primarily related to the QuetzSat-1 finance lease, which expired in November 2021, as well as the Anik F3 finance lease that was extended in April 2022 and as a result is currently accounted for as an operating lease.

Supplemental cash flow information related to leases was as follows:

	For the Years Ended December 31,
	2022	2021	2020

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$163,320	$72,479	$72,352
Operating cash flows from finance leases	$11,053	$12,868	$21,007
Financing cash flows from finance leases	$42,617	$62,679	$65,979

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,398,050	$1,467,983	$47,225
Finance leases	$66,312	$—	$—

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Supplemental balance sheet information related to leases was as follows:

	As of December 31,
	2022	2021

	(In thousands)
Operating Leases:
Operating lease assets (1)	$2,687,522	$1,493,410

Other current liabilities	$194,030	$75,748
Operating lease liabilities (1)	2,687,883	1,453,395
Total operating lease liabilities	$2,881,913	$1,529,143

Finance Leases:
Property and equipment, gross	$411,778	$568,889
Accumulated depreciation	(303,802)	(499,188)
Property and equipment, net	$107,976	$69,701

Other current liabilities	$48,066	$34,772
Other long-term liabilities	75,287	64,886
Total finance lease liabilities	$123,353	$99,658

Weighted Average Remaining Lease Term:
Operating leases	11.8 years	12.9 years
Finance leases	2.7 years	2.6 years

Weighted Average Discount Rate:
Operating leases	7.3%	5.3%
Finance leases	9.8%	11.0%

(1)	The increase in operating lease assets and liabilities primarily related to communication tower leases.

Maturities of lease liabilities as of December 31, 2022 were as follows:

	Maturities of Lease Liabilities
	Operating	Finance
For the Years Ending December 31,	Leases	Leases	Total

	(In thousands)
2023	$268,453	$58,031	$326,484
2024	298,054	49,450	347,504
2025	328,988	20,045	349,033
2026	357,711	12,905	370,616
2027	360,164	—	360,164
Thereafter	2,898,888	—	2,898,888
Total lease payments	4,512,258	140,431	4,652,689
Less: Imputed interest	(1,630,345)	(17,078)	(1,647,423)
Total	2,881,913	123,353	3,005,266
Less: Current portion	(194,030)	(48,066)	(242,096)
Long-term portion of lease obligations	$2,687,883	$75,287	$2,763,170

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

10.     Long-Term Debt and Finance Lease Obligations

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of December 31, 2022 and 2021:

	As of
	December 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In thousands)
5 7/8% Senior Notes due 2022 (1)	$—	$—	$2,000,000	$2,039,700
5% Senior Notes due 2023 (2)	1,443,179	1,441,635	1,500,000	1,541,670
2 3/8% Convertible Notes due 2024	1,000,000	906,970	1,000,000	966,990
5 7/8% Senior Notes due 2024	2,000,000	1,870,940	2,000,000	2,060,180
0% Convertible Notes due 2025	2,000,000	1,287,540	2,000,000	2,016,880
7 3/4% Senior Notes due 2026	2,000,000	1,620,280	2,000,000	2,122,700
3 3/8% Convertible Notes due 2026	3,000,000	1,894,230	3,000,000	2,844,030
5 1/4% Senior Secured Notes due 2026	2,750,000	2,336,813	2,750,000	2,792,900
11 3/4% Senior Secured Notes due 2027 (3)	2,000,000	2,071,240	—	—
7 3/8% Senior Notes due 2028	1,000,000	708,320	1,000,000	1,017,060
5 3/4% Senior Secured Notes due 2028	2,500,000	2,013,675	2,500,000	2,520,650
5 1/8% Senior Notes due 2029	1,500,000	976,755	1,500,000	1,365,645
Other notes payable	138,303	138,303	137,069	137,069
Subtotal	21,331,482	$17,266,700	21,387,069	$21,425,474
Unamortized deferred financing costs and other debt discounts, net	(105,697)		(69,711)
Finance lease obligations (4)	123,353		99,658
Total long-term debt and finance lease obligations (including current portion)	$21,349,138		$21,417,016

(1)	As of July 15, 2022, we had repurchased or redeemed the principal balance of our 5 7/8% Senior Notes due 2022.
(2)	During the year ended December 31, 2022, we repurchased approximately $57 million of our 5% Senior Notes due 2023 in open market trades. The remaining balance of approximately $1.443 billion matures on March 15, 2023. Our 5% Senior Notes due 2023 have been reclassified to “Current portion of long-term debt and finance lease obligations” on our Consolidated Balance Sheets as of December 31, 2022.
(3)	On January 26, 2023, we issued an additional $1.5 billion aggregate principal amount of our 11 3/4% Senior Secured Notes due November 15, 2027.
(4)	Disclosure regarding fair value of finance leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

Unsecured Senior Notes

Our Senior Notes are:

●	general unsecured senior obligations of DISH DBS Corporation (“DISH DBS”);
●	ranked equally in right of payment with all of DISH DBS’ and the guarantors’ existing and future unsecured senior debt; and
●	ranked effectively junior to our and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

DISH DBS Senior Secured Notes

Our DISH DBS Senior Secured Notes are:

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

The indenture related to our DISH DBS Senior Secured Notes contain restrictive covenants that, among other things, impose limitations on the ability of DISH DBS and its restricted subsidiaries to:

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Intercompany Loan

The net proceeds from the offering of our 5 1/4% Senior Secured Notes due 2026 and our 5 3/4% Senior Secured Notes due 2028 (the “Senior Notes”) issued on November 26, 2021 were used by DISH DBS to make an intercompany loan to DISH Network pursuant to a Loan and Security Agreement dated November 26, 2021 (together with potential future advances to DISH Network, the “Intercompany Loan”) between DISH DBS and DISH Network in order to finance the purchase of wireless spectrum licenses and for general corporate purposes, including our 5G Network Deployment. The Intercompany Loan will mature in two tranches, with the first tranche maturing on December 1, 2026 (the “2026 Tranche”) and the second tranche maturing on December 1, 2028 (the “2028 Tranche”). DISH DBS may make additional advances to DISH Network under the Intercompany Loan, and on February 11, 2022, DISH DBS advanced an additional $1.5 billion to DISH Network under the Intercompany Loan 2026 Tranche. Interest accrues and is payable semiannually, and interest payments with respect to the Intercompany Loan are, at our option, payable in kind for the first two years. In the third year, a minimum of 50% of each interest payment due with respect to each tranche of the Intercompany Loan must be paid in cash. Thereafter, interest payments must be paid in cash. Interest will accrue: (a) when paid in cash, at a fixed rate of 0.25% per annum in excess of the interest rate applicable to, in the case of the 2026 Tranche, the 5 1/4% Senior Secured Notes due 2026, and in the case of the 2028 Tranche, the 5 3/4% Senior Secured Notes due 2028 (each, the “Cash Accrual Rate” with respect to the applicable tranche); and (b) when paid in kind, at a rate of 0.75% per annum in excess of the Cash Accrual Rate for the applicable tranche. As of December 31, 2022, the total Intercompany Loan amount outstanding plus interest paid in kind was $7.160 billion. The cash proceeds of the Intercompany Loan of $6.750 billion were paid to the FCC in connection with Weminuche’s winning bids in Auction 110. As a result, the Intercompany Loan is secured by Weminuche’s interest in the wireless spectrum licenses acquired in Auction 110 with such cash proceeds up to the total loan amount outstanding including interest paid in kind.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

DISH Senior Secured Notes

Our DISH Senior Secured Notes are:

●	senior unsecured obligations and guaranteed by certain restricted subsidiaries on a senior secured basis and certain other material subsidiaries;
●	secured on a first priority basis by security interests, in favor of the secured parties, in the collateral, which consists primarily of interests in wireless spectrum licenses within the 600 MHz band (“the Spectrum Collateral”) owned by one of the secured guarantors and any additional subsidiaries of ours that may be added as guarantors from time to time and equity interests in the Spectrum Collateral guarantor(s) and DISH DBS;
●	ranked equally in right of payment with all of our and the guarantor’s existing and future senior indebtedness;
●	ranked senior in right of payment to any of our and the guarantors’ subordinated indebtedness and effectively senior to any of the Secured Guarantors unsecured indebtedness and indebtedness secured by junior liens on the collateral to the extent of the value of the collateral and effectively junior to all the existing and future obligations of any of our subsidiaries that are not Guarantors.
●	ranked effectively junior to our obligations and the obligations of the guarantors that are secured by assets that do not constitute collateral to the extent of the value of such assets;

The indenture related to our DISH Senior Secured Notes contain restrictive covenants that, among other things, impose limitations on our ability and certain of our subsidiaries to:

●	incur additional debt;
●	pay dividends or make distributions on our capital stock or repurchase our capital stock;
●	make certain investments of Spectrum Collateral;
●	create liens or enter into sale and leaseback transactions;
●	enter into transactions with affiliates;
●	merge or consolidate with another company; and
●	transfer or sell assets.

In the event of a change of control, as defined in the related indenture, we would be required to make an offer to repurchase all or any part of a holder’s DISH Senior Secured Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

11 3/4% Senior Secured Notes due 2027

On November 15, 2022 and January 26, 2023, we issued $2.0 billion and $1.5 billion, respectively, aggregate principal amount of our 11 3/4% Senior Secured Notes due November 15, 2027. Interest accrues at an annual rate of 11 3/4% and is payable semi-annually in cash, in arrears on May 15 and November 15 of each year, commencing on May 15, 2023.

The 11 3/4% Senior Secured Notes due 2027 are redeemable, in whole or in part, at any time prior to May 15, 2025 at a redemption price equal to 100% of their principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest. At any time on or after May 15, 2025, we may redeem the 11 3/4% Senior Secured Notes due 2027, in whole at any time or in part from time to time, at the redemption prices specified in the related indenture, together with accrued and unpaid interest, if any, to the redemption date.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Prior to May 15, 2025, we may also redeem up to 40% of the 11 3/4% Senior Secured Notes due 2027 at a redemption price equal to 111.750% of the aggregate principal amount of the 11 3/4% Senior Secured Notes due 2027 redeemed, together with accrued and unpaid interest to such redemption date, with the net cash proceeds from certain equity offerings or capital contributions.

Pursuant to the related indenture, we are required to obtain an initial appraisal of the Spectrum Collateral by an independent appraiser (the “Initial Appraisal”) within 120 days following the issue date of the 11 3/4% Senior Secured Notes due 2027. As of January 17, 2023, the Initial Appraisal certified we had satisfied the requirements under the loan-to-value ratio (as defined in the Indenture). Based on the independent appraisal, the loan-to-value ratio was not greater than 0.35 to 1.00 and the fair market value of the Spectrum Collateral was $10.04 billion. We will also be required to obtain a second appraisal of the Spectrum Collateral (a “Second Appraisal”) within 120 days of the date if wireless spectrum licenses that form part of the Spectrum Collateral accounting for more than 10% of the aggregate MHz-POPs of all such licenses constituting the Spectrum Collateral are forfeited to the Federal Communications Commission as a result of our failure to meet its buildout milestones with respect to such forfeited licenses. If we fail to deliver the Initial Appraisal or a Second Appraisal, as applicable, within 120 days following the issue date of the 11 3/4% Senior Secured Notes due 2027 or the date of forfeiture, respectively, then we will be required to redeem all of the 11 3/4% Senior Secured Notes due 2027 at a redemption price equal to 102% of their principal amount, plus accrued and unpaid interest to, but excluding, the redemption date.

If the loan-to-value ratio with respect to the Spectrum Collateral as of the date of the Initial Appraisal or the Second Appraisal, as applicable, is greater than 0.35 to 1.00, then within 60 days following the date of the delivery of the Initial Appraisal, or within 90 days following the date of the delivery of the Second Appraisal, as applicable, we will be required to add additional Spectrum Collateral guarantors and/or pledge (or cause to be pledged) cash or interests in additional wireless spectrum licenses as Spectrum Collateral to comply with the required loan-to-value ratio of 0.35 to 1.00. If we fail to add such additional Spectrum Collateral and/or pledge (or cause to be pledged) cash or interests in additional wireless spectrum licenses, we will be required to redeem an amount of 11 3/4% Senior Secured Notes due 2027 such that immediately after giving effect to such redemption, the loan-to-value ratio shall not be greater than 0.35 to 1.00 at a redemption price equal to 102% of their principal amount, plus accrued and unpaid interest to, but excluding, the redemption date.

Interest on Long-Term Debt

		Annual
	Semi-Annual	Debt Service
	Payment Dates	Requirements
		(In thousands)
5% Senior Notes due 2023 (1)	March 15 and September 15	$75,000
2 3/8% Convertible Notes due 2024	March 15 and September 15	$23,750
5 7/8% Senior Notes due 2024	May 15 and November 15	$117,500
7 3/4% Senior Notes due 2026	January 1 and July 1	$155,000
3 3/8% Convertible Notes due 2026	February 15 and August 15	$101,250
5 1/4% Senior Secured Notes due 2026	June 1 and December 1	$144,375
11 3/4% Senior Secured Notes due 2027 (2)	May 15 and November 15	$411,250
7 3/8% Senior Notes due 2028	January 1 and July 1	$73,750
5 3/4% Senior Secured Notes due 2028	June 1 and December 1	$143,750
5 1/8% Senior Notes due 2029	June 1 and December 1	$76,875

(1)	Our 5% Senior Notes due 2023 mature on March 15, 2023 and have been reclassified to “Current portion of long-term debt and finance lease obligations” on our Consolidated Balance Sheets as of December 31, 2022.
(2)	Includes $1.5 billion aggregate principal amount of our 11 3/4% Senior Secured Notes due November 15, 2027 issued January 26, 2023.

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

Other Long-Term Debt and Finance Lease Obligations

Other long-term debt and finance lease obligations consisted of the following:

	As of December 31,
	2022	2021

	(In thousands)
Satellites and other finance lease obligations	$123,353	$99,658
Notes payable related to satellite vendor financing and other debt payable in installments through 2032 with interest rates ranging from approximately 0% to 11.4%	138,303	137,069
Total	261,656	236,727
Less: current portion	(104,011)	(61,810)
Other long-term debt and finance lease obligations, net of current portion	$157,645	$174,917

Finance Lease Obligations

Anik F3. Anik F3, an FSS satellite, was launched and commenced commercial operation in April 2007. This satellite was previously accounted for as a finance lease and depreciated over the term of the satellite service agreement. We leased 100% of the Ku-band capacity on Anik F3 for an initial period of 15 years. During April 2022, we extended the Anik F3 lease and as a result it is currently accounted for as an operating lease.

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

Dell Finance Lease. On July 17, 2020, we entered into a master agreement with Dell to lease certain components of our 5G Network Deployment infrastructure, including certain equipment.

The summary of future maturities of our outstanding long-term debt as of December 31, 2022 is included in the commitments table in Note 15.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 31, 2022, we had $40 million net operating loss carryforwards (“NOLs”) for federal income tax purposes and $181 million of NOL carryforwards for state income tax purposes, which are partially offset by a valuation allowance. In addition, there are $59 million of tax benefits related to credit carryforwards which are partially offset by a valuation allowance. Portions of the state NOL and credit carryforwards expired in 2022.

The components of the (benefit from) provision for income taxes were as follows:

	For the Years Ended December 31,
	2022	2021	2020

	(In thousands)
Current (benefit) provision:
Federal	$(23,571)	$126,435	$(230,935)
State	59,690	31,944	22,566
Foreign	(7,118)	2,387	7,471
Total current (benefit) provision	29,001	160,766	(200,898)

Deferred (benefit) provision:
Federal	615,323	509,405	610,528
State	85,045	86,822	243,216
Increase (decrease) in valuation allowance	2,367	5,817	45,429
Total deferred (benefit) provision	702,735	602,044	899,173
Total (benefit) provision	$731,736	$762,810	$698,275

Our $3.105 billion of “Income (loss) before income taxes” on our Consolidated Statements of Operations and Comprehensive Income (Loss) included losses of $2 million related to our foreign operations.

The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal tax rate:

	For the Years Ended December 31,
	2022	2021	2020

	% of pre-tax income/(loss)
Statutory rate	21.0	21.0	21.0
State income taxes, net of federal benefit	3.6	3.1	4.6
State apportionment changes	—	—	5.4
Cares Act NOL Carryback	—	—	(2.3)
Other, net	(1.0)	(0.4)	(1.6)
Total (benefit) provision for income taxes	23.6	23.7	27.1

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Deferred taxes arise because of the differences in the book and tax bases of certain assets and liabilities. Significant components of deferred tax assets and liabilities were as follows:

	As of December 31,
	2022	2021

	(In thousands)
Deferred tax assets:
NOL, interest, credit and other carryforwards	$445,389	$144,742
Accrued and prepaid expenses	672,854	282,711
Stock-based compensation	23,738	15,847
Unrealized (gains) losses on available for sale and other investments	—	12,825
Discount on convertible notes and convertible note hedge transaction, net	64,643	79,644
Deferred revenue	6,903	7,025
Total deferred tax assets	1,213,527	542,794
Valuation allowance	(81,972)	(79,605)
Deferred tax asset after valuation allowance	1,131,555	463,189

Deferred tax liabilities:
Depreciation	(1,374,276)	(858,707)
Unrealized (gains) losses on available for sale and other investments (1)	(244,397)	—
FCC authorizations and other intangible amortization	(3,400,772)	(2,933,660)
Bases differences in partnerships and cost method investments (2)	(1,042,245)	(897,088)
Total deferred tax liabilities	(6,061,690)	(4,689,455)
Net deferred tax asset (liability)	$(4,930,135)	$(4,226,266)

(1)	Included in this line item are deferred taxes related to, among other things, the change in value of a derivative instrument related to the increase in our probability of exercising the purchase option. See Note 6 for further information.
(2)	Included in this line item are deferred taxes related to, among other things, our noncontrolling investments in Northstar Spectrum and SNR HoldCo, including deferred taxes created by the tax amortization of the Northstar Licenses and SNR Licenses.

Accounting for Uncertainty in Income Taxes

In addition to filing federal income tax returns, we and one or more of our subsidiaries file income tax returns in all states that impose an income tax and a small number of foreign jurisdictions where we have immaterial operations. We are subject to United States federal, state and local income tax examinations by tax authorities for the years beginning in 2008 due to the carryover of previously incurred NOLs. We are currently under a federal income tax examination for years 2008 through 2011, 2013 through 2016, and 2018 through 2019.

A reconciliation of the beginning and ending amount of unrecognized tax benefits included in “Long-term deferred revenue and other long-term liabilities” on our Consolidated Balance Sheets was as follows:

	For the Years Ended December 31,
Unrecognized tax benefit	2022	2021	2020

	(In thousands)
Balance as of beginning of period	$388,837	$378,467	$674,207
Additions based on tax positions related to the current year	35,180	303	233
Additions based on tax positions related to prior years	14,723	12,095	1,999
Reductions based on tax positions related to prior years	(7,100)	(1,400)	(296,265)
Reductions based on tax positions related to settlements with taxing authorities	—	—	(831)
Reductions based on tax positions related to the lapse of the statute of limitations	—	(628)	(876)
Balance as of end of period	$431,640	$388,837	$378,467

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We have $354 million in unrecognized tax benefits that, if recognized, could favorably affect our effective tax rate. We do not expect any material portion of this amount to be paid or settled within the next 12 months. During the year ended December 31, 2019, we recorded $274 million of additional uncertain tax benefits related to a tax position for certain provisions of the Tax Reform Act. As of December 31, 2020, these amounts were reversed as new Federal Tax Regulations released in 2020 resolved these uncertainties. The position relates to a timing difference and resolution with respect to the position did not impact our effective tax rate. Accrued interest and penalties on uncertain tax positions are recorded as a component of “Interest expense, net of amounts capitalized” and “Other, net,” respectively, on our Consolidated Statements of Operations and Comprehensive Income (Loss). During the years ended December 31, 2022, 2021 and 2020, we recorded $22 million, $16 million and $13 million in net interest and penalty expense to earnings, respectively. Accrued interest and penalties were $126 million and $104 million at December 31, 2022 and 2021, respectively. The above table excludes these amounts.

12.    Stockholders’ Equity (Deficit)

Capital Stock and Additional Paid-In Capital

Our certificate of incorporation authorizes the following capital stock: (i) 1,600,000,000 shares of Class A common stock, par value $0.01 per share; (ii) 800,000,000 shares of Class B common stock, par value $0.01 per share; (iii) 800,000,000 shares of Class C common stock, par value $0.01 per share; and (iv) 20,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2022 and 2021, there were no outstanding shares of Class C common stock or preferred stock.

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

Common Stock Repurchase Program

Our Board of Directors previously authorized stock repurchases of up to $1.0 billion of our outstanding Class A common stock. On October 21, 2022, our Board of Directors extended this authorization such that we are currently authorized to repurchase up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2023. As of December 31, 2023, we may repurchase up to $1.0 billion under this program. During the years ended December 31, 2022, 2021 and 2020, there were no repurchases of our Class A common stock.

13.    Employee Benefit Plans

Employee Stock Purchase Plan

Our employees may participate in the DISH Network employee stock purchase plan (the “ESPP”), in which we are authorized to issue up to 6.8 million shares of Class A common stock. At December 31, 2022, we had 0.7 million shares of Class A common stock which remain available for issuance under the ESPP. Substantially all full-time employees who have been employed by us for at least one calendar quarter are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase our capital stock under all of our stock purchase plans at a rate which would exceed $25,000 in fair value of capital stock in any one year. The purchase price of the stock is 85% of the closing price of the Class A common stock on the last business day of each calendar quarter in which such shares of Class A common stock are deemed sold to an employee under the ESPP. During the years ended December 31, 2022, 2021 and 2020, employee purchases of Class A common stock through the ESPP totaled approximately 1.2 million, 0.6 million and 0.8 million shares, respectively.

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

The following table summarizes the expense associated with our matching contributions and discretionary contributions:

	For the Years Ended December 31,
Expense Recognized Related to the 401(k) Plan	2022	2021	2020

	(In thousands)
Matching contributions, net of forfeitures	$12,800	$8,912	$11,549
Discretionary stock contributions, net of forfeitures	$14,564	$26,383	$29,784

14.    Stock-Based Compensation

Stock Incentive Plans

We maintain stock incentive plans to attract and retain officers, directors and key employees. Stock awards under these plans include both performance/market and non-performance based stock incentives. As of December 31, 2022, we had outstanding under these plans stock options to acquire 29.9 million shares of our Class A common stock and 1.4 million restricted stock units and awards. Stock options granted on or prior to December 31, 2022 were granted with exercise prices equal to or greater than the market value of our Class A common stock at the date of grant and with a maximum term of approximately ten years. We account for forfeitures as they are incurred. While historically we have issued stock awards subject to vesting, typically at the rate of 20% per year, certain stock awards have been granted with immediate vesting and certain other stock awards vest only upon the achievement of certain company-specific subscriber, operational and/or financial goals. In addition, the Ergen 2020 Performance Award is subject to the achievement of specified stock price targets. As of December 31, 2022, we had 52.6 million shares of our Class A common stock available for future grant under our stock incentive plans.

Exchange offer. On June 24, 2022, we commenced a tender offer to eligible employees (which excludes our co-founders and the independent members of our Board of Directors) to exchange eligible stock options (which excludes the Ergen 2020 Performance Award) for new options as detailed in our Schedule TO filed June 23, 2022 with the Securities and Exchange Commission (the “Exchange Offer”), to, among other things, further align employee incentives with the current market. The Exchange Offer expired on July 22, 2022. As a result of the Exchange Offer, the exercise price of approximately 13 million stock options, affecting approximately 700 eligible employees, was adjusted during the third quarter of 2022 to $20.00. The total incremental non-cash stock-based compensation expense resulting from the Exchange Offer is $28 million, which will be recognized over the remaining vesting period of the applicable options. During the year ended December 31, 2022, we recognized $9 million of incremental non-cash, stock-based compensation expense on our Consolidated Statements of Operations and Comprehensive Income (Loss) as a result of the Exchange Offer.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Exercise prices for stock options outstanding and exercisable as of December 31, 2022 were as follows:

			As of December 31, 2022
			Options Outstanding			Options Exercisable
			Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$10.01	-	$20.00	14,058,700	9.31	$19.88	3,157,297	9.34	$19.94
$20.01	-	$30.00	12,734,761	8.07	$27.71	2,622,669	8.01	$27.68
$30.01	-	$40.00	1,387,980	2.40	$35.74	416,520	4.08	$34.76
$40.01	-	$50.00	88,939	4.01	$46.60	22,600	2.17	$46.93
$50.01	-	$60.00	1,223,126	3.72	$57.82	—	—	$—
$60.01	-	$70.00	414,500	3.33	$63.81	4,000	—	$63.90
$10.01	-	$70.00	29,908,006	8.14	$26.19	6,223,086	8.40	$24.32

Stock Award Activity

Our stock option activity was as follows:

	For the Years Ended December 31,
	2022		2021		2020
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period (1)	26,702,903	$34.95	27,248,662	$34.85	13,715,612	$41.71
Granted (2)(3)	18,031,503	$22.42	2,005,000	$39.56	15,410,500	$28.71
Exercised	(27,635)	$29.61	(1,316,485)	$31.49	(714,595)	$17.44
Forfeited and cancelled (3)	(14,798,765)	$37.40	(1,234,274)	$43.83	(1,162,855)	$45.17
Total options outstanding, end of period	29,908,006	$26.19	26,702,903	$34.95	27,248,662	$34.85
Performance/market based options outstanding, end of period (4)	15,060,879	$30.37	13,953,818	$32.89	17,403,339	$32.59
Exercisable at end of period	6,223,086	$24.32	7,741,300	$37.04	5,193,238	$40.21

(1)	The beginning of period weighted-average exercise price for the year ended December 31, 2022 of $34.95 does not reflect the Exchange Offer, which occurred subsequent to December 31, 2021.
(2)	Includes the Ergen 2020 Performance Award of 12,500,000 options granted on November 6, 2020.
(3)	Includes approximately 13 million stock options granted and cancelled in connection with the Exchange Offer.
(4)	These stock options are included in the caption “Total options outstanding, end of period.” See discussion of the 2013 LTIP, 2017 LTIP, 2019 LTIP, 2022 Incentive Plan, Ergen 2020 Performance Award and Other Employee Performance Awards below.

We realized tax benefits from stock awards exercised as follows:

	For the Years Ended December 31,
	2022	2021	2020

	(In thousands)
Tax benefit from stock awards exercised	$573	$4,153	$7,576

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Based on the closing market price of our Class A common stock on December 31, 2022, the aggregate intrinsic value of our stock options was as follows:

	As of December 31, 2022
	Options Outstanding	Options Exercisable

	(In thousands)
Aggregate intrinsic value	$36	$2

Our restricted stock unit and award activity was as follows:

	For the Years Ended December 31,
	2022		2021		2020
	Restricted Stock Units/Awards	Weighted- Average Grant Date Fair Value	Restricted Stock Units/Awards	Weighted- Average Grant Date Fair Value	Restricted Stock Units/Awards	Weighted- Average Grant Date Fair Value
Total restricted stock units/awards outstanding, beginning of period	1,487,506	$35.68	1,863,110	$35.04	1,504,370	$50.81
Granted	262,812	$31.01	79,288	$42.41	1,696,000	$33.07
Vested (1)	(88,386)	$31.78	(28,955)	$43.26	(916,315)	$53.82
Forfeited and cancelled	(228,938)	$33.28	(425,937)	$33.62	(420,945)	$42.56
Total restricted stock units/awards outstanding, end of period	1,432,994	$35.45	1,487,506	$35.68	1,863,110	$35.04
Restricted Performance Units/Awards outstanding, end of period (2)	1,105,650	$35.75	1,330,925	$35.31	1,755,125	$34.89

(1)	This change in 2020 resulted from certain Other Employee Performance Awards that vested during the third quarter of 2020.
(2)	These stock units/awards are included in the caption “Total restricted stock units/awards outstanding, end of period.” See discussion of the 2013 LTIP and Other Employee Performance Awards below.

Long-Term Performance-Based Plans

2013 LTIP. During 2013, we adopted a long-term, performance-based stock incentive plan (the “2013 LTIP”). The 2013 LTIP provides stock options and restricted stock units in combination, which vest based on certain company-specific subscriber and financial performance conditions. Exercise of the stock awards is contingent on achieving these performance conditions by September 30, 2022. This plan expired on January 1, 2023 which resulted in the cancellation of 783,500 stock options and 391,750 restricted stock units and awards.

2017 LTIP. On December 2, 2016, we adopted a long-term, performance-based stock incentive plan (the “2017 LTIP”). The 2017 LTIP provided stock options, which were subject to vesting based on certain company-specific subscriber and financial performance conditions. Awards were initially granted under the 2017 LTIP as of January 1, 2017. Exercise of the stock awards was contingent on achieving these performance conditions by December 31, 2020, however, none of the performance conditions were achieved. This plan will expire on January 1, 2027 which as of December 31, 2022, would result in the cancellation of 1,689,380 stock options.

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

During the years ended December 31, 2022, 2021 and 2020, we determined that 89%, 90% and 95%, respectively, of the 2019 LTIP performance conditions were probable of achievement. As a result, non-cash, stock-based compensation expense was recorded for the years ended December 31, 2022, 2021 and 2020, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.” As of December 31, 2022 and 2021, approximately 75% and 69%, respectively, of the 2019 LTIP awards had vested.

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

During the year ended December 31, 2022, we determined that 100% of the 2022 Incentive Plan performance conditions were probable of achievement. As a result, non-cash, stock-based compensation expense was recorded for the years ended December 31, 2022 as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.” As of December 31, 2022, approximately 33% of the 2022 Incentive Plan awards had vested.

Ergen 2020 Performance Award. On November 4, 2020, our Executive Compensation Committee of the Board of Directors approved an award to Charles W. Ergen, our Chairman, of long-term performance-based options (the “Ergen 2020 Performance Award”) to purchase up to 12,500,000 shares of DISH Network’s Class A common stock.  The award is subject to the achievement of specified DISH Network Class A common stock price targets during the approximate ten-year period following the date of grant.  The award was granted on November 6, 2020 and will expire on February 6, 2031.

Although no awards will vest until the market conditions are satisfied, as of December 31, 2020, we began recording non-cash, stock-based compensation expense for each vesting tranche based on the estimated achievement date of the specified stock price target.  The valuation and probability of achievement for each tranche is determined using a Monte Carlo simulation.  The same Monte Carlo simulation is used as the basis for determining the expected achievement date.  As the probability of achievement is factored in as part of the Monte Carlo simulation, the expense for these tranches will be recognized concurrently over each tranche’s estimated achievement date even if some or all of the options never vest.  If the related milestone for a tranche is achieved earlier than is expected, all unamortized expense for such tranche will be recognized immediately. Non-cash, stock-based compensation expense was recorded for the years ended December 31, 2022, 2021 and 2020, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.” As of December 31, 2022 and 2021, approximately 20% of the Ergen 2020 Performance Award awards had vested.

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

Although no awards vest until the performance conditions are attained, we determined that certain performance conditions described above were probable of achievement and, as a result, recorded non-cash, stock-based compensation expense for the years ended December 31, 2022, 2021 and 2020, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

The non-cash, stock-based compensation expense associated with these awards was as follows:

	For the Years Ended December 31,
Non-Cash, Stock-Based Compensation Expense Recognized (1)	2022	2021	2020

	(In thousands)
2022 Incentive Plan	$19,088	$—	$—
2019 LTIP	(97)	489	13,088
2013 LTIP	—	(13,610)	(819)
Ergen 2020 Performance Award	12,308	34,513	5,029
Other employee performance awards	4,502	9,033	29,181
Total non-cash, stock-based compensation expense recognized for performance based awards	$35,801	$30,425	$46,479

(1)“Non-Cash, Stock-Based Compensation Expense Recognized” includes actual forfeitures.

Estimated Remaining Non-Cash, Stock-Based Compensation Expense	2022 Incentive Plan	2019 LTIP	Ergen 2020 Performance Award	Other Employee Performance Awards

	(In thousands)
Expense estimated to be recognized during 2023	$8,155	$1,930	$12,308	$2,460
Estimated contingent expense subsequent to 2023	6,008	6,199	27,730	—
Total estimated remaining expense over the term of the plan	$14,163	$8,129	$40,038	$2,460

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Given the competitive nature of our business, small variations in subscriber churn, gross new subscriber activation rates and certain other factors can significantly impact subscriber growth. Consequently, while it was determined that achievement of certain other company-specific subscriber, operational and/or financial performance conditions were not probable as of December 31, 2022, that assessment could change in the future.

Of the 29.9 million stock options and 1.4 million restricted stock units and awards outstanding under our stock incentive plans as of December 31, 2022, the following awards were outstanding pursuant to our performance-based stock incentive plans:

	As of December 31, 2022
Performance Based Stock Options	Number of Awards	Weighted- Average Grant Price
2022 Incentive Plan	1,603,391	$19.71
2019 LTIP	984,608	$20.84
2017 LTIP	1,689,380	$56.95
2013 LTIP (1)	783,500	$40.77
Ergen 2020 Performance Award	10,000,000	$27.71
Total	15,060,879	$30.37

Restricted Performance Units/Awards
2013 LTIP (1)	391,750
Other employee performance awards	713,900
Total	1,105,650

(1)	This plan expired on January 1, 2023.

Stock-Based Compensation

Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the years ended December 31, 2022, 2021 and 2020 and was allocated to the same expense categories as the base compensation for such employees:

	For the Years Ended December 31,
	2022	2021	2020

	(In thousands)
Cost of services	$6,511	$4,365	$7,419
Selling, general and administrative	64,939	47,315	57,535
Total non-cash, stock-based compensation	$71,450	$51,680	$64,954

As of December 31, 2022, our total unrecognized compensation cost related to our non-performance based unvested stock awards was $77 million and will be recognized over a weighted-average period of approximately 4.3 years. Share-based compensation expense is recognized based on stock awards ultimately expected to vest.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Valuation

The fair value of each stock option granted (excluding the Ergen 2020 Performance Award and the Exchange Offer) for the years ended December 31, 2022, 2021 and 2020 was estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

	For the Years Ended December 31,
Stock Options	2022			2021			2020
Risk-free interest rate	0.91%	-	4.06%	0.44%	-	1.02%	0.17%	-	1.72%
Volatility factor	44.00%	-	53.60%	40.62%	-	43.48%	28.91%	-	48.08%
Expected term of options in years	2.8	-	5.6	5.5	-	5.6	3.3	-	5.5
Fair value of options granted	$6.53	-	$14.17	$12.46	-	$18.23	$5.50	-	$12.10

While we currently do not intend to declare dividends on our Class A common stock, we may elect to do so from time to time. Accordingly, the dividend yield percentage used in the Black-Scholes option valuation model was set at zero for all periods. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded stock options which have no vesting restrictions and are fully transferable. Consequently, our estimate of fair value may differ from other valuation models. Further, the Black-Scholes option valuation model requires the input of highly subjective assumptions. Changes in these subjective input assumptions can materially affect the fair value estimate.

We will continue to evaluate the assumptions used to derive the estimated fair value of our stock options as new events or changes in circumstances become known.

15.    Commitments and Contingencies

Commitments

As of December 31, 2022, future maturities of our long-term debt, finance lease and contractual obligations are summarized as follows:

	Payments due by period
	Total	2023	2024	2025	2026	2027	Thereafter

	(In thousands)
Long-term debt obligations	$21,331,482	$1,499,123	$3,039,858	$2,022,265	$7,753,954	$2,004,162	$5,012,120
Interest expense on long-term debt	4,906,491	1,115,272	1,063,347	932,131	931,026	530,192	334,523
Finance lease obligations (1)	123,353	48,066	44,770	18,094	12,423	—	—
Interest expense on finance lease obligations (1)	17,078	9,965	4,680	1,951	482	—	—
Other long-term obligations (2)	15,115,199	4,044,094	2,396,469	1,919,294	1,756,374	1,379,489	3,619,479
Operating lease obligations (1)	4,512,258	268,453	298,054	328,988	357,711	360,164	2,898,888
Purchase obligations	1,746,847	1,724,431	11,736	6,369	4,311	—	—
Total	$47,752,708	$8,709,404	$6,858,914	$5,229,092	$10,816,281	$4,274,007	$11,865,010

(1)	See Note 9 for further information on leases and the adoption of ASC 842.
(2)	Represents minimum contractual commitments related to communication tower obligations, certain 5G Network Deployment commitments, obligations under the NSA with AT&T and the MNSA with T-Mobile, radios, software and integration services and satellite related and other obligations.

In certain circumstances the dates on which we are obligated to make these payments could be delayed.

The table above does not include $432 million of liabilities associated with unrecognized tax benefits that were accrued, as discussed in Note 11 and are included on our Consolidated Balance Sheets as of December 31, 2022. We do not expect any portion of this amount to be paid or settled within the next 12 months.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The table above does not include all potential expenses we expect to incur for our 5G Network Deployment. We currently expect capital expenditures, excluding capitalized interest, for our 5G Network Deployment to be approximately $10 billion, including amounts incurred in 2021 and 2022, of which approximately $2.438 billion is included in the table above in “Other long-term obligations.”

Agreements in Connection with the Asset Purchase Agreement

On July 1, 2020, we completed the Boost Mobile Acquisition. In connection with the closing of the Boost Mobile Acquisition, we and T-Mobile entered into the Spectrum Purchase Agreement (as defined in our Annual Report on Form 10-K for the year ended December 31, 2021) for approximately $3.59 billion. If we elect to not exercise the option to purchase the 800 MHz licenses pursuant to the Spectrum Purchase Agreement or it expires, we are potentially subject to pay T-Mobile a fee of approximately $72 million per the Spectrum Purchase Agreement under certain circumstances. The $3.59 billion and the $72 million are not included in “Other long-term obligations” above.

Pursuant to the Stipulation and Order and the Final Judgment (as defined in our Annual Report on Form 10-K for the year ended December 31, 2021) if we elected not to purchase the 800 MHz licenses pursuant to the Spectrum Purchase Agreement, we were required to pay $360 million to the United States. We are no longer required to make this payment as a result of achieving the milestone to offer 5G broadband service to at least 20% of the United States population on June 14, 2022. See our Annual Report on Form 10-K for the year ended December 31, 2021 for further information on the Spectrum Purchase Agreement.

Wireless – 5G Network Deployment

We have invested a total of over $30 billion in Wireless spectrum licenses, which includes over $10 billion in noncontrolling investments in certain entities. The $30 billion of investments related to Wireless spectrum licenses does not include $7 billion of capitalized interest related to the carrying value of such licenses.  See Note 2 for further information on capitalized interest.

Wireless Spectrum Acquisitions

3.45–3.55 GHz. Auction 110 began on October 5, 2021 and ended January 4, 2022.  On January 14, 2022, the FCC announced that Weminuche was the winning bidder of 1,232 Flexible-Use Service Licenses in the 3.45–3.55 GHz band, with Weminuche’s aggregate winning bids totaling approximately $7.328 billion. During the third quarter of 2021, we paid $123 million to the FCC as a deposit for Auction 110. In January and February 2022, we paid the remaining balance of our winning bids of approximately $7.205 billion. We paid this obligation from cash, restricted cash and marketable investment securities balances at that time. On May 4, 2022, the FCC issued an order granting Weminuche’s application to acquire the 3.45–3.55 GHz licenses (the “3.45–3.55 GHz Licenses”). The payment made in 2021 was included in “Other current assets” as of December 31, 2021. As of December 31, 2022, our total payment of $7.328 billion has been recorded in “FCC authorizations” on our Consolidated Balance Sheets.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Wireless Spectrum Licenses

These Wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements that are summarized in the table below:

	Carrying	Build-Out Deadlines		Expiration
	Amount	Interim	Final	Date
	(In thousands)
Owned:
DBS Licenses (1)	$677,409
700 MHz Licenses (2)	711,871		June 14, 2023 (3)	June 2023
AWS-4 Licenses (2)	1,940,000		June 14, 2023 (3)	June 2023
H Block Licenses (2)	1,671,506		June 14, 2023 (4)	June 2023
600 MHz Licenses	6,212,579		June 14, 2025 (5)	June 2029
MVDDS Licenses (1)	24,000			August 2024
LMDS Licenses (1)	—			September 2028
28 GHz Licenses	2,883		October 2, 2029 (6)	October 2029
24 GHz Licenses	11,772		December 11, 2029 (6)	December 2029
37 GHz, 39 GHz and 47 GHz Licenses	202,533		June 4, 2030 (6)	June 2030
3550-3650 MHz Licenses	912,939		March 12, 2031 (6)	March 2031
3.7-3.98 GHz Licenses	2,688	July 23, 2029 (6)	July 23, 2033 (6)	July 2036
3.45–3.55 GHz Licenses	7,327,989	May 4, 2026 (6)	May 4, 2030 (6)	May 2037
Subtotal	19,698,169
Noncontrolling Investments:
Northstar	5,618,930		October 2025 (7)	October 2025 (7)
SNR	4,271,459		October 2025 (7)	October 2025 (7)
Total AWS-3 Licenses	9,890,389

Capitalized Interest (8)	7,344,515
Total as of December 31, 2022	$36,933,073

(1)	The build-out deadlines for these licenses have been met.
(2)	The interim build-out deadlines for these licenses have been met.
(3)	For these licenses, we must offer 5G broadband service to 70% of the United States population by this date; provided, however, if by June 14, 2023, we are offering 5G broadband service with respect to these licenses to at least 50% of the population of the United States but less than 70% of the population of the United States, the final deadline shall be further extended automatically to June 14, 2025, for us to construct and offer 5G broadband service to at least 70% of the population in each Economic Area (which is a service area established by the FCC) with respect to these licenses.
(4)	For these licenses, we must offer 5G broadband service to at least 70% of the United States population by this date; provided, however, that if by June 14, 2023, we are offering 5G broadband service with respect to these licenses to at least 50% of the population of the United States but less than 70% of the population of the United States, the final deadline shall be further extended automatically to June 14, 2025, for us to construct and offer 5G broadband service to at least 75% of the population in each Economic Area (which is a service area established by the FCC) with respect to these licenses.
(5)	For these licenses, we must offer 5G broadband service to at least 75% of the population in each Partial Economic Area (which is a service area established by the FCC) by this date. We have also acquired certain additional 600 MHz licenses through private transactions. These licenses are currently subject to their original FCC buildout deadlines.
(6)	There are a variety of build-out options and associated build-out metrics associated with these licenses.
(7)	For these licenses, Northstar Wireless and SNR Wireless must provide reliable signal coverage and offer service to at least 75% of the population of each license area by this date. The AWS-3 interim build-out requirement was not met and as a result, the AWS-3 expiration date and the AWS-3 final build-out requirement have been accelerated by two years (from October 2027 to October 2025) for each AWS-3 License area in which Northstar Wireless and SNR Wireless did not meet the requirement.
(8)	See Note 2 for further information.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Commercialization of Our Wireless Spectrum Licenses and Related Assets. We plan to commercialize our Wireless spectrum licenses through our 5G Network Deployment. We have committed to deploy a facilities-based 5G broadband network capable of serving increasingly larger portions of the U.S. population at different deadlines, including 20% of the U.S. population by June 2022 and 70% of the U.S. population by June 2023.  If by June 2023, we are offering 5G broadband service to at least 50% of the U.S. population but less than 70% of the U.S. population, the 70% June 2023 deadline will be extended automatically to June 2025; however, as a result, we may, under certain circumstances, potentially be subject to certain penalties. On June 14, 2022, we announced we had successfully reached our 20% population coverage requirement. We are currently focused on our progression towards offering 5G broadband service to at least 70% of the U.S. population with a minimum of 15,000 5G sites. As of December 31, 2022, we had started construction on over 15,000 5G sites, which, if completed, are capable of providing broadband coverage to over 60% of the U.S. population. Construction starts are continuing at a rate of approximately 1,000 5G sites per month.  We currently expect capital expenditures, excluding capitalized interest, for our 5G Network Deployment to be approximately $10 billion, including amounts incurred in 2021 and 2022. See Note 2 for further information.

We may need to make significant additional investments or partner with others to, among other things, complete our 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as we complete our initial 5G Network Deployment, we have and will continue to incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure, software and third party integration. We may also determine that additional wireless spectrum licenses may be required to complete our 5G Network Deployment and to compete effectively with other wireless service providers.

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

DISH Network Noncontrolling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

Noncontrolling Investments

During 2015, through our wholly-owned subsidiaries American II and American III, we initially made over $10 billion in certain noncontrolling investments in Northstar Spectrum, the parent company of Northstar Wireless, and in SNR HoldCo, the parent company of SNR Wireless, respectively. Under the applicable accounting guidance in ASC 810, Northstar Spectrum and SNR HoldCo are considered VIEs and, based on the characteristics of the structure of these entities and in accordance with the applicable accounting guidance, we consolidate these entities into our financial statements. See Note 2 for further information.

Northstar Investment. As of 2015, through American II, we owned a noncontrolling interest in Northstar Spectrum, which was comprised of 85% of the Class B Common Interests and 100% of the Class A Preferred Interests of Northstar Spectrum. Northstar Manager is the sole manager of Northstar Spectrum and owns a controlling interest in Northstar Spectrum, which was comprised of 15% of the Class B Common Interests of Northstar Spectrum. As of March 31, 2018, the total equity contributions from American II and Northstar Manager to Northstar Spectrum were approximately $7.621 billion and $133 million, respectively. As of March 31, 2018, the total loans from American II to Northstar Wireless under the Northstar Credit Agreement (as defined below) for payments to the FCC related to the Northstar Licenses (as defined below) were approximately $500 million. See below for further information.

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

SNR Investment. As of 2015, through American III, we own a noncontrolling interest in SNR HoldCo, which is comprised of 85% of the Class B Common Interests and 100% of the Class A Preferred Interests of SNR HoldCo. SNR Management is the sole manager of SNR HoldCo and owns a controlling interest in SNR HoldCo, which is comprised of 15% of the Class B Common Interests of SNR HoldCo. As of March 31, 2018, the total equity contributions from American III and SNR Management to SNR HoldCo were approximately $5.590 billion and $93 million, respectively. As of March 31, 2018, the total loans from American III to SNR Wireless under the SNR Credit Agreement (as defined below) for payments to the FCC related to the SNR Licenses (as defined below) were approximately $500 million. See below for further information.

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

FCC Order and October 2015 Arrangements. On August 18, 2015, the FCC released a Memorandum Opinion and Order, FCC 15-104 (the “Order”) in which the FCC determined, among other things, that DISH Network has a controlling interest in, and is an affiliate of, Northstar Wireless and SNR Wireless, and therefore DISH Network’s revenues should be attributed to them, which in turn makes Northstar Wireless and SNR Wireless ineligible to receive the 25% bidding credits (approximately $1.961 billion for Northstar Wireless and $1.370 billion for SNR Wireless). On November 23, 2020, the FCC released a Memorandum Opinion and Order on Remand, FCC 20-160, that found that Northstar Wireless and SNR Wireless are not eligible for bidding credits based on the FCC’s determination that they remain under DISH Network’s de facto control.  Northstar Wireless and SNR Wireless have appealed the FCC’s order to the D.C. Circuit Court of Appeals. On June 21, 2022, the United States Court of Appeals for the District of Columbia issued an Opinion rejecting this challenge. On January 17, 2023, Northstar Wireless filed a petition with the United States Supreme Court requesting that it hear a further appeal.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Order on Remand. On January 24, 2018, the FCC released an Order on Remand, DA 18-70 (the “Order on Remand”) purporting to establish a procedure to afford Northstar Wireless and SNR Wireless the opportunity to implement a Cure pursuant to the Appellate Decision.  On June 8, 2018, Northstar Wireless and SNR Wireless each filed amended agreements to demonstrate that, in light of such changes, each of Northstar Wireless and SNR Wireless qualified for the very small business bidding credit that it sought in the AWS-3 Auction.  Northstar Wireless and SNR Wireless filed a Joint Application for Review of the Order on Remand requesting, among other things, an iterative negotiation process with the FCC regarding a Cure, which was denied on July 12, 2018.  The pleading cycle established in the Order on Remand concluded in October 2018.  On November 23, 2020, the FCC issued a Memorandum Opinion and Order that concluded, among other things, that DISH Network retained de facto control over Northstar Wireless and SNR Wireless and denied the very small business bidding credit sought by Northstar Wireless and SNR Wireless, even though the parties had eliminated or significantly modified every provision previously deemed to have been disqualifying by the FCC.  Northstar Wireless and SNR Wireless timely filed an appeal of the FCC’s 2020 decision. On June 21, 2022, the United States Court of Appeals for the District of Columbia issued an Opinion rejecting this challenge. On January 17, 2023, Northstar Wireless filed a petition with the United States Supreme Court requesting that it hear a further appeal.

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

On October 21, 2022, we, through our wholly-owned subsidiary American II received notice that Northstar Manager exercised the Northstar Put Right effective as of October 21, 2022. The value of the Northstar Put Right has accrued to approximately $96 million as of December 31, 2022. The consummation of the sale is subject to approval by the FCC. We expect to fund this obligation from cash and marketable investment securities balances at that time.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On November 15, 2021, we, through our wholly-owned subsidiary American III received notice that SNR Management exercised the SNR Put Right effective as of November 15, 2021. The value of the SNR Put Right has accrued to approximately $368 million as of December 31, 2022. The consummation of the sale is subject to approval by the FCC. We expect to fund this obligation from cash and marketable investment securities balances at that time.

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

As of December 31, 2022 and December 31, 2021, the aggregate value of Northstar Manager’s ownership interest in Northstar Spectrum and SNR Management’s ownership interest in SNR HoldCo was $464 million and $395 million, respectively, recorded as “Redeemable noncontrolling interests” on our Consolidated Balance Sheets.

The Northstar Entities and/or the SNR Entities may need to raise significant additional capital in the future, which may be obtained from third party sources or from us, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential Northstar Re-Auction Payment and SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC. Depending upon the nature and scope of such commercialization, build-out and integration efforts, regulatory compliance, and potential Northstar Re-Auction Payment and SNR Re-Auction Payment, any loans, equity contributions or partnerships could vary significantly. There can be no assurance that we will be able to obtain a profitable return on our noncontrolling investments in the Northstar Entities and the SNR Entities.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Purchase Obligations

Our 2023 purchase obligations primarily consist of binding purchase orders for certain fixed contractual commitments to purchase programming content, receiver systems and related equipment, broadband equipment, digital broadcast operations, transmission costs, streaming delivery technology and infrastructure, engineering services, and other products and services related to the operation of our Pay-TV services. In addition, our 2023 purchase obligations also include wireless devices related to our Retail Wireless business as well as transition services pursuant to the TSA with T-Mobile. Our purchase obligations may fluctuate significantly from period to period due to, among other things, management’s timing of payments and inventory purchases, which can materially impact our future operating asset and liability balances, and our future working capital requirements. Furthermore, our 2023 purchase obligations related to certain 5G Network Deployment commitments are included in “Other long-term obligations” in the “Commitments” table above.

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

In October and November 2021, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office requesting ex parte reexamination of the validity of certain asserted claims of the 784 patent, the 799 patent and the 970 patent. In November and December, 2021, the United States Patent and Trademark Office granted review of the challenged claims of the 799 patent and the 970 patent, but denied review of the challenged claims of the 784 patent. In December 2021, DISH Network L.L.C. petitioned for review of the denial as to the 784 patent. On January 24, 2022, an examiner of the United States Patent and Trademark Office affirmed the challenged claims of the 799 patent, and on January 19, 2023, an examiner of the United States Patent and Trademark Office affirmed the challenged claims of the 970 patent.

In an order dated January 31, 2023, the Court granted in part and denied in part DISH Network L.L.C.’s motion for summary judgment. Thereafter, ClearPlay narrowed its case to four asserted claims: one under the 799 patent and three under the 970 patent. Trial on those claims is scheduled for February 27, 2023. ClearPlay’s damages expert last contended that ClearPlay is entitled to $885 million in damages, but the Court’s summary judgment ruling eliminated some of the accused products on which that number was based.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

On June 16, 2021, the United States Patent and Trademark Office issued a certificate cancelling the challenged claims of the 437 patent and, on July 9, 2021, it issued certificates cancelling the challenged claims of the 090 and 494 patents. Customedia thereafter petitioned the United States Patent and Trademark Office to withdraw its cancellation certificates. On November 22, 2021, the United States Patent and Trademark Office denied Customedia’s petition as to the 437 patent, and on June 14, 2022, it denied Customedia’s petitions as to the 090 patent and the 494 patent. Accordingly, on August 10, 2022, the District Court granted DISH Network L.L.C.’s Motion to Dismiss with prejudice, and entered final judgment in its favor. This matter is now concluded.

Digital Broadcasting Solutions, LLC

On August 29, 2022, Digital Broadcasting Solutions, LLC filed a complaint against our wholly-owned subsidiaries DISH Network L.L.C. and DISH Technologies L.L.C. in the United States District Court for the Eastern District of Texas. The complaint alleges infringement of U.S. Patent No. 8,929,710 (the “710 patent”) and U.S. Patent No. 9,538,122 (the “122 patent”), each entitled “System and method for time shifting at least a portion of a video program.” Generally, the plaintiff contends that the AutoHop feature of our Hopper® set-top boxes infringes the asserted patents. The Court has set the case for trial on April 1, 2024.

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

Entropic Communications, LLC (first action)

On March 9, 2022, Entropic Communications, LLC (“Entropic”) filed a complaint against us and our wholly-owned subsidiaries DISH Network L.L.C. and Dish Network Service L.L.C. in the United States District Court for the Eastern District of Texas.  The complaint alleges infringement of U.S. Patent No. 7,130,576 (the “576 patent”), entitled “Signal Selector and Combiner for Broadband Content Distribution”; U.S. Patent No. 7,542,715 (the “715 Patent”), entitled “Signal Selector and Combiner for Broadband Content Distribution”; and U.S. Patent No. 8,792,008 (the “008 Patent”), entitled “Method and Apparatus for Spectrum Monitoring.” On March 30, 2022, Entropic filed an amended complaint alleging infringement of the same patents. Generally, the plaintiff accuses satellite antennas, low-noise block converters, signal selector and combiners, and set-top boxes and the manner in which they process signals for satellite television customers of infringing the asserted patents. On October 24, 2022, this case was ordered to be transferred to the United States District Court for the Central District of California. A companion case against DirecTV was also ordered transferred to the United States District Court for the Central District of California.

In January and February of 2023, DISH Network L.L.C. and Dish Network Service L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of all claims of the 715 patent, all claims of the 008 patent, and 25 claims of the 576 patent, which includes all of its asserted claims.

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

Entropic Communications, LLC (second action)

On February 10, 2023, Entropic filed a second lawsuit against us and our wholly-owned subsidiaries DISH Network L.L.C., Dish Network Service L.L.C. and Dish Network California Service Corporation in the United States District Court for the Central District of California. The complaint alleges infringement of U.S. Patent No. 7,295,518 (the “518 patent”), entitled “Broadband network for coaxial cable using multi-carrier modulation”; U.S. Patent No. 7,594,249 (the “249 patent”), entitled “Network interface device and broadband local area network using coaxial cable”; U.S. Patent Nos. 7,889,759 (the “759 patent”), entitled “Broadband cable network utilizing common bit-loading”; U.S. Patent No. 8,085,802 (the “802 Patent”), entitled “Multimedia over coaxial cable access protocol”; U.S. Patent No. 9,838,213 (the “213 patent”), entitled “Parameterized quality of service architecture in a network”; U.S. Patent No. 10,432,422 (the “422 patent”), entitled “Parameterized quality of service architecture in a network”; U.S. Patent No. 8,631,450 (the “450 patent”), entitled “Broadband local area network”; U.S. Patent No. 8,621,539 (the “539 patent”), entitled “Physical layer transmitter for use in a broadband local area network”; U.S. Patent No. 8,320,566 (the “0,566 patent”), entitled “Method and apparatus for performing constellation scrambling in a multimedia home network”; U.S. Patent No. 10,257,566 (the “7,566 patent”), entitled “Broadband local area network”; U.S. Patent No. 8,228,910 (the “910 Patent”), entitled “Aggregating network packets for transmission to a destination mode”; and U.S. Patent No. 8,363,681 (the “681 patent”), entitled “Method and apparatus for using ranging measurements in a multimedia home network.” Generally, the patents relate to Multimedia over Coax Alliance standards and the manner in which we provide a whole-home DVR network over an on-premises coaxial cable network.

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

Jones 401(k) Litigation

On December 20, 2021, four former employees filed a class action complaint in the United States District Court for the District of Colorado against us, our Board of Directors, and our Retirement Plan Committee alleging fiduciary breaches arising from the management of our 401(k) Plan. The putative class, comprised of all participants in the Plan on or after January 20, 2016, alleges that the Plan had excessive recordkeeping and administrative expenses and that it maintained underperforming funds. On February 1, 2023, a Magistrate Judge issued a Recommendation that the defendants’ motion to dismiss the complaint be granted.

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

On July 30, 2021, the District Court granted summary judgment in favor of DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C., holding that the remaining asserted patent, the 610 patent, is invalid because it claims patent-ineligible abstract subject matter. Realtime Adaptive Streaming has filed a notice of appeal from that ruling to the United States Court of Appeals for the Federal Circuit, and that appeal was fully briefed as of October 21, 2022. On January 21, 2022, the District Court granted the motion by DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C. to have the case declared “exceptional,” and on September 20, 2022, awarded them $3.9 million in attorneys’ fees. Realtime Adaptive Streaming filed a notice of appeal to the United States Court of Appeals for the Federal Circuit from the exceptionality and fee award orders, and filed its opening brief on January 20, 2023. Independently, on September 21, 2021, in connection with an ex parte reexamination of the validity of the 610 patent, an examiner at the United States Patent and Trademark Office issued a final office action rejecting each asserted claim of the 610 patent. On February 15, 2022, Realtime Adaptive Streaming filed a notice of appeal from that final office action to the Patent Trial and Appeal Board, and that appeal is fully briefed.

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

SafeCast Limited

On June 27, 2022, SafeCast Limited filed a complaint against us in the United States District Court for the Western District of Texas. The complaint alleges that we infringe U.S. Patent No. 9,392,302, entitled “System for providing improved facilities in time-shifted broadcasts.” On the same day, it brought complaints in the same court asserting infringement of the same patent against AT&T, Google, HBO, NBCUniversal, Paramount and Verizon. On October 24, 2022, in response to the parties’ joint motion, the Court ordered the case transferred to the United States District Court for the District of Colorado.

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

On March 22, 2022, DISH Network L.L.C., DISH Technologies L.L.C. and Sling TV L.L.C. filed a notice of appeal to the United States Court of Appeals for the Federal Circuit from the adverse final written decision regarding the 456 patent, and on April 8, 2022, they filed a notice of appeal to the same court from the adverse final written decision regarding the 796 patent. The appeal on the 456 patent was voluntarily dismissed on December 6, 2022. Appellate briefing on the 796 appeal was completed on January 19, 2023.

On April 20, 2022, DISH Network L.L.C., DISH Technologies L.L.C. and Sling TV L.L.C. filed a petition with the United States Patent and Trademark Office requesting ex parte reexamination of the validity of one of the asserted claims of the 213 patent, and reexamination was ordered on June 16, 2022. On January 18, 2023, they filed another petition requesting ex parte reexamination of the validity of the four additional asserted claims of the 213 patent.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

On March 12, 2018, the United States Patent and Trademark Office issued a final written decision on a third-party petition challenging the 268 patent, and it invalidated all of the asserted claims. All asserted claims have now been invalidated by the United States Patent and Trademark Office. TQ Delta filed notices of appeal from the final written decisions adverse to it. On May 9, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the 430 patent and the 412 patent. On July 10, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the asserted claims of the 404 patent. On July 15, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the asserted claims of the 268 patent. On November 22, 2019, the United States Court of Appeals for the Federal Circuit reversed the invalidity finding on the 243 patent and the 158 patent, and then, on March 29, 2020, denied a petition for panel rehearing as to those findings. On April 13, 2021, the Court lifted the stay, and the case is proceeding on the 243 patent and the 158 patent. On April 23 and April 26, 2021, the United States Patent and Trademark Office issued orders granting requests for ex parte reexamination of, respectively, the 243 patent and the 158 patent. In a proposed supplemental report, TQ Delta’s damages expert contends that TQ Delta is entitled to $251 million in damages.

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

On December 28, 2020, the United States Patent and Trademark Office issued a final written decision upholding the validity of the challenged claims of the 273 patent. Sling TV L.L.C. appealed that decision to the United States Court of Appeals for the Federal Circuit, and on February 2, 2022, the Federal Circuit vacated the final written decision and remanded to the United States Patent and Trademark Office to reconsider its ruling. On remand, on September 7, 2022, the United States Patent and Trademark Office issued a revised final written decision finding all challenged claims of the 273 patent invalid. On November 9, 2022, Uniloc filed a notice of appeal of that revised final written decision.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Vermont National Telephone Company

On September 23, 2016, the United States District Court for the District of Columbia unsealed a qui tam complaint that, on May 13, 2015, Vermont National filed against us; our wholly-owned subsidiaries, American AWS-3 Wireless I L.L.C., American II, American III, and DISH Wireless Holding L.L.C.; Charles W. Ergen (our Chairman) and Cantey M. Ergen (a member of our board of directors); Northstar Wireless; Northstar Spectrum; Northstar Manager; SNR Wireless; SNR HoldCo; SNR Management; and certain other parties. The complaint alleges violations of the federal civil False Claims Act (the “FCA”) based on, among other things, allegations that Northstar Wireless and SNR Wireless falsely claimed bidding credits of 25% in the AWS-3 Auction when they were allegedly under the de facto control of DISH Network and, therefore, were not entitled to the bidding credits as designated entities under applicable FCC rules. Vermont National participated in the AWS-3 Auction through its wholly-owned subsidiary, VTel Wireless. The complaint was unsealed after the United States Department of Justice notified the District Court that it had declined to intervene in the action. Vermont National seeks to recover on behalf of the United States government approximately $10 billion, which reflects the $3.3 billion in bidding credits that Northstar Wireless and SNR Wireless claimed in the AWS-3 Auction, trebled under the FCA. Vermont National also seeks civil penalties of not less than $5,500 and not more than $11,000 for each violation of the FCA. On March 2, 2017, the United States District Court for the District of Columbia entered a stay of the litigation until such time as the United States Court of Appeals for the District of Columbia (the “D.C. Circuit”) issued its opinion in SNR Wireless LicenseCo, LLC, et al. v. F.C.C. The D.C. Circuit issued its opinion on August 29, 2017 and remanded the matter to the FCC for further proceedings. See “Commitments – DISH Network Noncontrolling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” above for further information.

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

Waste Disposal Inquiry

The California Attorney General and the Alameda County (California) District Attorney have investigated whether certain of our former waste disposal policies, procedures and practices violated the California Business and Professions Code and the California Health and Safety Code. On March 8, 2022, we entered into a settlement with those entities under which DISH Network agreed to pay certain civil penalties and other expenses, and to be subject to an injunction imposing certain waste management requirements for the next five years. On March 25, 2022, the Alameda County Superior Court entered the parties’ stipulated judgment. This outcome did not have a material effect on our results of operations, financial condition or cash flows. This matter is now concluded.

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

The total assets, revenue and operating income, and purchases of property and equipment (including capitalized interest related to FCC authorizations) by segment were as follows:

	As of December 31,
	2022	2021

	(In thousands)
Total assets:
Pay-TV	$46,295,495	$43,799,761
Wireless (1)	46,261,004	33,310,090
Eliminations (1)	(39,949,937)	(29,108,126)
Total assets	$52,606,562	$48,001,725

(1)	The increase primarily resulted from intercompany advances to purchase the 3.45–3.55 GHz band licenses and for capital expenditures related to our 5G Network Deployment. See Note 10 for further information.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

			All
			Other &	Consolidated
	Pay-TV	Wireless	Eliminations	Total

	(In thousands)
Year Ended December 31, 2022
Total revenue	$12,505,392	$4,180,018	$(6,003)	$16,679,407
Depreciation and amortization	428,472	288,601	—	717,073
Operating income (loss)	2,933,898	(888,232)	—	2,045,666
Interest income	1,872,645	5	(1,829,874)	42,776
Interest expense, net of amounts capitalized	(1,036,829)	(815,826)	1,829,874	(22,781)
Other, net	1,264	1,037,718	—	1,038,982
Income tax (provision) benefit, net	(911,955)	180,219	—	(731,736)
Net income (loss)	2,859,023	(486,116)	—	2,372,907

Year Ended December 31, 2021
Total revenue	$12,928,707	$4,957,272	$(4,873)	$17,881,106
Depreciation and amortization	538,836	186,016	—	724,852
Operating income (loss)	3,075,580	127,455	—	3,203,035
Interest income	1,346,502	6	(1,335,170)	11,338
Interest expense, net of amounts capitalized	(819,510)	(531,834)	1,335,170	(16,174)
Other, net	(2,917)	23,474	—	20,557
Income tax (provision) benefit, net	(853,362)	90,552	—	(762,810)
Net income (loss)	2,746,293	(290,347)	—	2,455,946

Year Ended December 31, 2020
Total revenue	$12,897,413	$2,599,842	$(3,820)	$15,493,435
Depreciation and amortization	613,926	100,626	—	714,552
Operating income (loss) (1)	2,903,183	(320,568)	—	2,582,615
Interest income	1,676,953	4	(1,654,223)	22,734
Interest expense, net of amounts capitalized	(922,876)	(744,321)	1,654,223	(12,974)
Other, net	2,020	(22,184)	—	(20,164)
Income tax (provision) benefit, net	(836,296)	138,021	—	(698,275)
Net income (loss)	2,822,984	(949,048)	—	1,873,936

(1)	The year ended December 31, 2020 was negatively impacted by an “Impairment of long-lived assets” of $356 million. See Note 2 for further information.

	Pay-TV	Wireless	Total

	(In thousands)
Year Ended December 31, 2022
Purchases of property and equipment (including capitalized interest related to FCC authorizations)	$131,093	$3,580,518	$3,711,611

Year Ended December 31, 2021
Purchases of property and equipment (including capitalized interest related to FCC authorizations)	$173,485	$1,790,042	$1,963,527

Year Ended December 31, 2020
Purchases of property and equipment (including capitalized interest related to FCC authorizations)	$317,196	$875,310	$1,192,506

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Geographic Information. Revenue is attributed to geographic regions based upon the location where the goods and services are provided. All service revenue was derived from the United States. Substantially all of our long-lived assets reside in the United States.

The following table summarizes revenue by geographic region:

	For the Years Ended December 31,
Revenue:	2022	2021	2020

	(In thousands)
United States	$16,639,627	$17,821,876	$15,442,371
Canada and Mexico	39,780	59,230	51,064
Total revenue	$16,679,407	$17,881,106	$15,493,435

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Years Ended December 31,
Category:	2022	2021	2020

	(In thousands)
Pay-TV subscriber and related revenue	$12,351,918	$12,748,334	$12,702,345
Wireless services and related revenue	3,653,909	4,142,883	2,143,703
Pay-TV equipment sales and other revenue	153,474	180,373	195,068
Wireless equipment sales and other revenue	526,109	814,389	456,139
Eliminations	(6,003)	(4,873)	(3,820)
Total	$16,679,407	$17,881,106	$15,493,435

17.    Contract Balances

Our valuation and qualifying accounts as of December 31, 2022, 2021 and 2020 were as follows:

Allowance for credit losses	Balance at Beginning of Period	Current Period Provision for Expected Credit Losses	Write-offs Charged Against Allowance	Acquisitions	Balance at End of Period

	(In thousands)
For the years ended:
December 31, 2022	$38,534	$79,664	$(73,845)	$78	$44,431
December 31, 2021	$72,278	$54,083	$(87,919)	$92	$38,534
December 31, 2020	$19,280	$84,697	$(56,075)	$24,376	$72,278

Contract liabilities arise when we bill our customers and receive consideration in advance of providing the service. Contract liabilities are recognized as revenue when the service has been provided to the customer. Contract liabilities are recorded in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Consolidated Balance Sheets.

	As of
	December 31,	December 31,
	2022	2021

	(In thousands)
Contract liabilities	$698,602	$714,428

Our beginning of period contract liability recorded as customer contract revenue during 2022 was $711 million.

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

18.    Quarterly Financial Data (Unaudited)

Our quarterly results of operations are summarized as follows:

	For the Three Months Ended
	March 31	June 30	September 30	December 31

	(In thousands, except per share data)
Year ended December 31, 2022:
Total revenue	$4,330,620	$4,209,963	$4,095,451	$4,043,373
Operating income (loss)	550,360	692,935	427,029	375,342
Net income (loss)	448,846	540,007	429,585	954,469
Net income (loss) attributable to DISH Network	432,651	522,832	412,230	935,520

Basic net income (loss) per share attributable to DISH Network	$0.82	$0.99	$0.78	$1.76

Diluted net income (loss) per share attributable to DISH Network	$0.68	$0.82	$0.65	$1.47

Year ended December 31, 2021:
Total revenue	$4,497,853	$4,486,960	$4,449,635	$4,446,658
Operating income (loss)	864,576	906,738	717,705	714,016
Net income (loss)	641,563	681,451	567,520	565,412
Net income (loss) attributable to DISH Network	630,224	671,047	557,042	552,329

Basic net income (loss) per share attributable to DISH Network	$1.20	$1.27	$1.05	$1.04

Diluted net income (loss) per share attributable to DISH Network	$0.99	$1.06	$0.88	$0.87

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

“Trade accounts receivable”

As of December 31, 2022 and 2021, trade accounts receivable from EchoStar was $1 million. These amounts are recorded in “Trade accounts receivable” on our Consolidated Balance Sheets.

“Trade accounts payable”

As of December 31, 2022 and 2021, trade accounts payable to EchoStar was $4 million and $9 million, respectively. These amounts are recorded in “Trade accounts payable” on our Consolidated Balance Sheets.

“Equipment sales and other revenue”

During the years ended December 31, 2022, 2021 and 2020, we received $6 million, $6 million and $8 million, respectively, for services provided to EchoStar. These amounts are recorded in “Equipment sales and other revenue” on our Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these revenues are discussed below.

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

“Cost of services”

During the years ended December 31, 2022, 2021 and 2020, we incurred $12 million, $15 million and $20 million, respectively, of costs for services provided to us by EchoStar. These amounts are recorded in “Cost of services” on our Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

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

EchoStar IX. We lease certain satellite capacity from EchoStar on EchoStar IX. Subject to availability, we generally have the right to continue to lease satellite capacity from EchoStar on EchoStar IX on a month-to-month basis. This lease expired on December 31, 2022.

“Cost of sales – equipment and other”

During the years ended December 31, 2022, 2021 and 2020, we incurred $5 million, $6 million and $5 million, respectively, for satellite hosting, operations and maintenance services as well as transmission of certain data.  These amounts are recorded in “Cost of sales – equipment and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

“Selling, general and administrative expenses”

During the years ended December 31, 2022, 2021 and 2020, we incurred $14 million, $19 million and $13 million, respectively, for selling, general and administrative expenses for services provided to us by EchoStar. These amounts are recorded in “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

Real Estate Lease Agreements. We have entered into lease agreements pursuant to which we lease certain real estate from EchoStar. The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area, and we are responsible for our portion of the taxes, insurance, utilities and maintenance of the premises. The term of each lease is set forth below:

●	Meridian Lease Agreement. We lease all of 9601 S. Meridian Blvd. in Englewood, Colorado for a period ending on December 31, 2023.

●	100 Inverness Lease Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, we lease certain space from EchoStar at 100 Inverness Terrace East, Englewood, Colorado for a period ending in December 2023. This agreement may be terminated by either party upon 180 days’ prior notice.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In connection with the completion of the Share Exchange on February 28, 2017, DISH Network and EchoStar amended the Professional Services Agreement to, among other things, provide certain transition services to each other related to the Share Exchange Agreement. In addition, pursuant to the Master Transaction Agreement, we and EchoStar amended the Professional Services Agreement effective September 10, 2019 to, among other things, provide certain transition services to each other related to the Master Transaction Agreement and to remove certain services no longer necessary as a result of the Master Transaction Agreement. See above for further information on the Master Transaction Agreement. During March 2020, we and EchoStar added a service under the Professional Services Agreement whereby we provide EchoStar with rights to use certain satellite capacity in exchange for certain credits to amounts owed by us to EchoStar under the TerreStar Agreement described above. The Professional Services Agreement renewed on January 1, 2023 for an additional one-year period until January 1, 2024 and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days’ notice. However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days’ notice.

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

In light of the Tax Sharing Agreement, among other things, and in connection with our consolidated federal income tax returns for certain tax years prior to and for the year of the Spin-off, during 2013, we and EchoStar agreed upon a supplemental allocation of the tax benefits arising from certain tax items resolved in the course of the IRS’ examination of these consolidated tax returns. As a result, we agreed to pay EchoStar $82 million of the tax benefit we received or will receive. Any payment to EchoStar, including accrued interest, will be made at such time as EchoStar would have otherwise been able to realize such tax benefit. As of December 31, 2022, we have paid $13 million of the tax benefit received, leaving $69 million remaining to be paid.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Hughes Broadband Master Services Agreement.  In March 2017, DISH Network L.L.C. (“DNLLC”) and HNS entered into the MSA pursuant to which DNLLC, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders for the Hughes broadband satellite service and related equipment; and (ii) installs Hughes service equipment with respect to activations generated by DNLLC.  Under the MSA, HNS will make certain payments to DNLLC for each Hughes service activation generated, and installation performed, by DNLLC.  Payments from HNS for services provided are recorded in “Service revenue” on our Consolidated Statements of Operations and Comprehensive Income (Loss). For the years ended December 31, 2022, 2021 and 2020, these payments were $8 million, $9 million and $16 million, respectively. The MSA has an initial term of five years with automatic renewal for successive one year terms.  After the first anniversary of the MSA, either party has the ability to terminate the MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party.  Upon expiration or termination of the MSA, HNS will continue to provide the Hughes service to subscribers and make certain payments to DNLLC pursuant to the terms and conditions of the MSA. For the years ended December 31, 2022, 2021 and 2020, we purchased broadband equipment from HNS of $7 million, $7 million and $13 million, respectively, under the MSA.

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

The table below summarizes our transactions with NagraStar.

	For the Years Ended December 31,
	2022	2021	2020

	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$43,416	$45,944	$53,902

		As of December 31,
		2022	2021

		(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar		$7,422	$11,988
Commitments to NagraStar		$3,272	$5,630

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

The table below summarizes our transactions with Dish Mexico:

	For the Years Ended December 31,
	2022	2021	2020

	(In thousands)
Sales:
Satellite capacity	$—	$20,761	$21,850
Uplink services and other	2,709	4,025	5,095
Total	$2,709	$24,786	$26,945

		As of December 31,
		2022	2021

		(In thousands)
Amounts Receivable:
Amounts receivable from Dish Mexico		$583	$6,692