Form 10-Q
period 2023-03-31
DISH Network CORP
filed 2023-05-08
CIK 1001082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023.

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

As of April 25, 2023, the registrant’s outstanding common stock consisted of 294,172,528 shares of Class A common stock and 238,435,208 shares of Class B common stock.

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

SUMMARY OF RISK FACTORS

Competition and Economic Risks

●	We face intense and increasing competition from providers of video, broadband and/or wireless services, which may require us to further increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.
●	Changing consumer behavior and new technologies in our Pay-TV business may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.
●	We face certain risks competing in the wireless services industry and operating a facilities-based wireless services business.
●	Our pay-TV competitors may be able to leverage their relationships with programmers to reduce their programming costs and/or offer exclusive content that will place them at a competitive advantage to us.
●	Through the MNSA and the NSA, we depend on T-Mobile and AT&T in providing network services to our Wireless subscribers. Our failure to effectively manage these relationships, including without limitation, our minimum commitments, any system failure in their wireless networks, interruption in the services provided to us, and/or the termination of the MNSA or the NSA could have a material adverse effect on our business, financial condition and results of operations.
●	Changes in how network operators handle and charge for access to data that travels across their networks could adversely impact our Pay-TV business.
●	Economic weakness and uncertainty may adversely affect our ability to grow or maintain our business.

COVID-19 Pandemic

●	The COVID-19 pandemic and its impact on the economic environment generally, and on us specifically, have adversely impacted our business. Furthermore, any continuation or worsening of the pandemic and the economic environment could have a material adverse effect on our business, financial condition and results of operations.

i

Operational and Service Delivery Risks

●	Any deterioration in our operational performance and subscriber satisfaction could adversely affect our business, financial condition and results of operations.
●	If our subscriber activations decrease, or if our subscriber churn rate, subscriber acquisition costs or retention costs increase, our financial performance will be adversely affected.
●	With respect to our Pay-TV business, programming expenses are increasing, which may adversely affect our future financial condition and results of operations.
●	We depend on others to provide the programming that we offer to our Pay-TV subscribers and, if we fail to obtain or lose access to certain programming, our Pay-TV subscriber activations and our subscriber churn rate may be negatively impacted.
●	We may not be able to obtain necessary retransmission consent agreements at acceptable rates, or at all, from local network stations.
●	We have experienced and may continue to experience cyber-attacks or other malicious activities that disrupted or may continue to disrupt our business and any future failure or disruption of our information technology infrastructure and communications systems or those of third parties that we use in our operations, could harm our business.
●	Extreme weather may result in risk of damage to our infrastructure and therefore our ability to provide services, and may lead to changes in federal, state and foreign government regulation, all of which could materially and adversely affect our business, results of operations and financial condition.
●	Our failure to effectively invest in, introduce, and implement new competitive products and services could cause our products and services to become obsolete and could negatively impact our business.
●	We rely on a single vendor or a limited number of vendors to provide certain key products or services to us, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.
●	We depend on independent third parties to solicit orders for our services that represent a meaningful percentage of our total gross new subscriber activations.
●	We have limited satellite capacity and failures or reduced capacity could adversely affect our business, financial condition and results of operations.
●	We may have potential conflicts of interest with EchoStar due to our common ownership and management.
●	We rely on highly skilled personnel for our business, and any inability to hire and retain key personnel or hire qualified personnel may negatively affect our business, financial condition and results of operations.

Acquisition and Capital Structure Risks

●	We have made substantial investments to acquire certain wireless spectrum licenses and other related assets, and we may be unable to realize a return on these assets.
●	We have made substantial noncontrolling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses, and we may be unable to obtain a profitable return on these investments.
●	We may pursue acquisitions and other strategic transactions to complement or expand our business that may not be successful, and we may lose up to the entire value of our investment in these acquisitions and transactions.
●	We have substantial debt outstanding and may incur additional debt.
●	We will need additional capital, which may not be available on favorable terms, to continue investing in our business and to finance acquisitions and other strategic transactions.

ii

●	The conditional conversion features of our 3 3/8% Convertible Notes due 2026 (the “Convertible Notes due 2026”), our 2 3/8% Convertible Notes due 2024 (the “Convertible Notes due 2024”) and 0% Convertible Notes due 2025 (the “Convertible Notes due 2025,” and collectively with the Convertible Notes due 2026 and the Convertible Notes due 2024, the “Convertible Notes”), if triggered, may adversely affect our financial condition.
●	The convertible note hedge and warrant transactions that we entered into in connection with the offering of the Convertible Notes due 2026 may affect the value of the Convertible Notes due 2026 and our Class A common stock.
●	We are subject to counterparty risk with respect to the convertible note hedge transactions.
●	From time to time a portion of our investment portfolio may be invested in securities that have limited liquidity and may not be immediately accessible to support our financing needs.
●	We are controlled by one principal stockholder who is also our Chairman.

Legal and Regulatory Risks

●	Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.
●	We are, and may become, party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.
●	Our services depend on Federal Communications Commission (“FCC”) licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.
●	If our internal controls are not effective, our business, our stock price and our investor confidence in our financial results may be adversely affected.
●	We may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).

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

iii

Item 1. FINANCIAL STATEMENTS

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	March 31,	December 31,
	2023	2022
Assets
Current Assets:
Cash and cash equivalents	$2,232,295	$1,785,056
Marketable investment securities	312,124	835,983
Trade accounts receivable, net of allowance for credit losses of $44,602 and $44,431, respectively	916,899	953,812
Inventory	523,020	502,373
Other current assets	536,768	532,886
Total current assets	4,521,106	4,610,110

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	105,815	104,614
Property and equipment, net	6,301,699	5,640,119
FCC authorizations	37,231,920	36,933,073
Other investment securities	167,276	168,200
Operating lease assets	2,854,337	2,687,522
Other noncurrent assets, net	1,860,454	1,897,815
Intangible assets, net	519,447	565,109
Total noncurrent assets	49,040,948	47,996,452
Total assets	$53,562,054	$52,606,562

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable	$928,882	$924,438
Deferred revenue and other	664,137	711,474
Accrued programming	1,373,088	1,298,777
Accrued interest	395,655	258,799
Other accrued expenses	1,417,374	1,283,570
Current portion of long-term debt and finance lease obligations (Note 9)	1,109,624	1,547,190
Total current liabilities	5,888,760	6,024,248

Long-Term Obligations, Net of Current Portion:
Long-term debt and finance lease obligations, net of current portion (Note 9)	20,352,913	19,801,948
Deferred tax liabilities	5,001,006	4,930,135
Operating lease liabilities	2,864,923	2,687,883
Long-term deferred revenue and other long-term liabilities	787,190	753,708
Total long-term obligations, net of current portion	29,006,032	28,173,674
Total liabilities	34,894,792	34,197,922

Commitments and Contingencies (Note 10)

Redeemable noncontrolling interests (Note 2)	484,764	464,359

Stockholders’ Equity (Deficit):
Class A common stock, $0.01 par value, 1,600,000,000 shares authorized, 293,127,133 and 292,660,308 shares issued and outstanding, respectively	2,931	2,927
Class B common stock, $0.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Additional paid-in capital	4,866,292	4,851,392
Accumulated other comprehensive income (loss)	(2,548)	(3,029)
Accumulated earnings (deficit)	13,311,555	13,088,850
Total DISH Network stockholders’ equity (deficit)	18,180,614	17,942,524
Noncontrolling interests	1,884	1,757
Total stockholders’ equity (deficit)	18,182,498	17,944,281
Total liabilities and stockholders’ equity (deficit)	$53,562,054	$52,606,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
Revenue:
Service revenue	$3,809,421	$4,075,122
Equipment sales and other revenue	147,561	255,498
Total revenue	3,956,982	4,330,620

Costs and Expenses (exclusive of depreciation):
Cost of services	2,332,706	2,482,642
Cost of sales - equipment and other	468,304	502,573
Selling, general and administrative expenses	586,852	618,704
Depreciation and amortization	245,697	176,341
Total costs and expenses	3,633,559	3,780,260

Operating income (loss)	323,423	550,360

Other Income (Expense):
Interest income	40,533	4,849
Interest expense, net of amounts capitalized	(7,772)	(4,601)
Other, net	(30,521)	42,548
Total other income (expense)	2,240	42,796

Income (loss) before income taxes	325,663	593,156
Income tax (provision) benefit, net	(82,425)	(144,310)
Net income (loss)	243,238	448,846
Less: Net income (loss) attributable to noncontrolling interests, net of tax	20,533	16,195
Net income (loss) attributable to DISH Network	$222,705	$432,651

Weighted-average common shares outstanding - Class A and B common stock:
Basic	531,293	529,067
Diluted	638,385	636,470

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$0.42	$0.82
Diluted net income (loss) per share attributable to DISH Network	$0.35	$0.68

Comprehensive Income (Loss):
Net income (loss)	$243,238	$448,846
Other comprehensive income (loss):
Foreign currency translation adjustments	632	(150)
Unrealized holding gains (losses) on available-for-sale debt securities	(24)	(98)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(1)	2
Deferred income tax (expense) benefit, net	(126)	23
Total other comprehensive income (loss), net of tax	481	(223)
Comprehensive income (loss)	243,719	448,623
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	20,533	16,195
Comprehensive income (loss) attributable to DISH Network	$223,186	$432,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

			Accumulated
	Class A and B	Additional	Other	Accumulated			Redeemable
	Common	Paid-In	Comprehensive	Earnings	Noncontrolling		Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Interests	Total	Interests
Balance, December 31,2021	$5,289	$4,735,484	$281	$10,785,617	$1,220	$15,527,891	$395,222
Issuance of Class A common stock:
Exercise of stock awards	1	253	—	—	—	254	—
Employee Stock Purchase Plan	2	4,360	—	—	—	4,362	—
Non-cash, stock-based compensation	—	15,285	—	—	—	15,285	—
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	(96)	—	—	(96)	—
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	23	—	—	23	—
Foreign currency translation	—	—	(150)	—	—	(150)	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	159	159	16,036
Net income (loss) attributable to DISH Network	—	—	—	432,651	—	432,651	—
Balance, March 31, 2022	$5,292	$4,755,382	$58	$11,218,268	$1,379	$15,980,379	$411,258

Balance, December 31, 2022	$5,311	$4,851,392	$(3,029)	$13,088,850	$1,757	$17,944,281	$464,359
Issuance of Class A common stock:
Exercise of stock awards	—	(386)	—	—	—	(386)	—
Employee Stock Purchase Plan	4	3,249	—	—	—	3,253	—
Non-cash, stock-based compensation	—	12,037	—	—	—	12,037	—
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	(25)	—	—	(25)	—
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	(126)	—	—	(126)	—
Foreign currency translation	—	—	632	—	—	632	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	127	127	20,405
Net income (loss) attributable to DISH Network	—	—	—	222,705	—	222,705	—
Balance, March 31, 2023	$5,315	$4,866,292	$(2,548)	$13,311,555	$1,884	$18,182,498	$484,764

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
Cash Flows From Operating Activities:
Net income (loss)	$243,238	$448,846
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	245,697	176,341
Realized and unrealized losses (gains) on investments, derivatives and other	29,220	(42,546)
Non-cash, stock-based compensation	12,037	15,285
Deferred tax expense (benefit)	70,745	122,386
Changes in allowance for credit losses	171	(4,599)
Change in long-term deferred revenue and other long-term liabilities	1,214	4,017
Other, net	38,579	58,885
Changes in current assets and current liabilities, net	96,473	(73,271)
Net cash flows from operating activities	737,374	705,344

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(368,091)	(55,200)
Sales and maturities of marketable investment securities	914,422	2,512,274
Purchases of property and equipment	(707,210)	(629,374)
Capitalized interest related to FCC authorizations (Note 2)	(199,395)	(266,917)
Purchases of FCC authorizations, including deposits	—	(7,206,757)
Other, net	(704)	3,348
Net cash flows from investing activities	(360,978)	(5,642,626)

Cash Flows From Financing Activities:
Repayment of long-term debt and finance lease obligations	(25,626)	(5,818)
Redemption and repurchases of senior notes	(1,443,179)	(1,175)
Proceeds from issuance of senior notes	1,500,000	—
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	2,867	4,616
Debt issuance costs and debt (discount) premium	21,635	—
Proceeds from accrued interest	34,760	—
Other, net	(5,073)	4,428
Net cash flows from financing activities	85,384	2,051

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	461,780	(4,935,231)
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 5)	1,847,981	7,734,260
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 5)	$2,309,761	$2,799,029

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

Pay-TV

We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear and on-demand streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“SLING TV”). As of March 31, 2023, we had 9.198 million Pay-TV subscribers in the United States, including 7.098 million DISH TV subscribers and 2.100 million SLING TV subscribers.

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

We are currently operating our Retail Wireless business unit primarily as a mobile virtual network operator (“MVNO”) as we continue to complete our 5G Network Deployment. As an MVNO, today we depend on T-Mobile and AT&T to provide us with network services under the amended Master Network Services Agreement (“MNSA”) and Network Services Agreement (the “NSA”), respectively. Under the NSA, we expect AT&T will become our primary network services provider. As of March 31, 2023, we had 7.913 million Wireless subscribers.

Other Developments

We regularly evaluate ways to enhance our business.  As part of this process, we are in regular dialogue with interested parties who may assist us in accomplishing our goals, including ongoing conversations with CONX Corp. (an entity partially owned by Charles W. Ergen, our Chairman) regarding a transaction involving our Retail Wireless business unit. There can be no assurance that these discussions will lead to a transaction nor as to the structure or terms of any such transaction.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Wireless – 5G Network Deployment

We have invested a total of over $30 billion in Wireless spectrum licenses, which includes over $10 billion in noncontrolling investments in certain entities. The $30 billion of investments related to Wireless spectrum licenses does not include $8 billion of capitalized interest related to the carrying value of such licenses.  See Note 2 and Note 10 for further information.

DISH Network Spectrum

We have invested a total of over $30 billion to acquire certain Wireless spectrum licenses. These Wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. We plan to commercialize our Wireless spectrum licenses through the completion of the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G network (our “5G Network Deployment”). We have committed to deploy a facilities-based 5G broadband network capable of serving increasingly larger portions of the U.S. population at different deadlines, including 20% of the U.S. population by June 2022 and 70% of the U.S. population by June 2023.  If by June 2023, we are offering 5G broadband service to at least 50% of the U.S. population but less than 70% of the U.S. population, the 70% June 2023 deadline will be extended automatically to June 2025; however, as a result, we may, under certain circumstances, potentially be subject to certain penalties. On June 14, 2022, we announced we had successfully reached our 20% population coverage requirement. We are currently focused on our progression towards offering 5G broadband service to at least 70% of the U.S. population with a minimum of 15,000 5G sites. As of March 31, 2023, we had started construction on over 18,000 5G cell sites. We will need approximately 16,000 sites fully powered and fibered to provide 5G broadband service to over 70% of the U.S. population.

We may need to make significant additional investments or partner with others to, among other things, complete our 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as we complete our initial 5G Network Deployment, we have and may continue to incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure, software and third party integration. As a result of these investments, among other factors, we plan to raise additional capital, which may not be available on favorable terms. We may also determine that additional wireless spectrum licenses may be required to complete our 5G Network Deployment and to compete effectively with other wireless service providers. See Note 2 and Note 10 for further information.

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

Recent Developments

Cyber-Security Incident

On February 23, 2023, we announced on our quarterly earnings call that we had experienced a network outage that affected internal servers and IT telephony.  We immediately activated our incident response and business continuity plans designed to contain, assess and remediate the situation.  We engaged the services of cyber-security experts and outside advisors to assist in the evaluation of the situation, and once we determined that the outage was due to a cyber-security incident, we promptly notified appropriate law enforcement authorities.

On February 28, 2023, we further disclosed that certain data had been extracted from our IT systems as part of this incident. Our investigation into the extent of the incident is now substantially completed. We have determined that our customer databases were not accessed in this incident. However, we have confirmed that certain employee-related records as well as a limited number of other records containing personal information were among the data extracted. We have taken steps to protect the affected records and personal information, and we received confirmation that the extracted data has been deleted. While we have no evidence that this data has been misused, we have started the process of notifying individuals whose data was extracted.

Our DISH TV, SLING TV and Retail Wireless services, along with our wireless and data networks remained operational at all times during the incident. As of March 31, 2023, all significant systems have been restored.

During the quarter ending March 31, 2023, we incurred certain cyber-security-related expenses, including, but not limited to, costs to remediate the incident and provide additional customer support. During the three months ended March 31, 2023, we have incurred approximately $30 million in cyber-security-related expenses, which are recorded in “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). We do not expect to incur material expenses in future periods resulting from the cyber-security incident.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

2.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required for complete financial statements prepared under GAAP. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

The First Northstar Put Window closed in the first quarter of 2021. On October 21, 2022, we, through our wholly-owned subsidiary American II received notice that Northstar Manager exercised the Northstar Put Right effective as of October 21, 2022. The consummation of the sale is subject to approval by the FCC. The value of the Northstar Put Right has accrued to approximately $100 million as of March 31, 2023. If approved by the FCC, the sale will result in the elimination of all of our noncontrolling interest as it related to Northstar Wireless.

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

The First SNR Put Window closed in the first quarter of 2021. On November 15, 2021, we, through our wholly-owned subsidiary American III received notice that SNR Management exercised the SNR Put Right effective as of November 15, 2021. The consummation of the sale is subject to approval by the FCC. The value of the SNR Put Right has accrued to approximately $385 million as of March 31, 2023. If approved by the FCC, the sale will result in the elimination of all of our noncontrolling interest as it related to SNR Wireless.

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

As of March 31, 2023 and December 31, 2022, the aggregate value of Northstar Manager’s ownership interest in Northstar Spectrum and SNR Management’s ownership interest in SNR HoldCo was $485 million and $464 million, respectively, recorded as “Redeemable noncontrolling interests” on our Condensed Consolidated Balance Sheets.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

As of March 31, 2023 and December 31, 2022, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses) and current liabilities (excluding the “Current portion of long-term debt and finance lease obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates. See Note 5 for the fair value of our marketable investment securities and derivative instruments.

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

Assets Recognized Related to the Costs to Obtain a Contract with a Subscriber

We recognize an asset for the incremental costs of obtaining a contract with a subscriber if we expect the benefit of those costs to be longer than one year.  We have determined that certain sales incentive programs in both our Pay-TV and Wireless segments, including those with our independent third-party retailers, meet the requirements to be capitalized, and payments made under these programs are capitalized and amortized to expense over the estimated subscriber life exceeding one year.  During the three months ended March 31, 2023 and 2022, we capitalized $84 million and $88 million, respectively, under these programs.  The amortization expense related to these programs was $97 million and $112 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, we had a total of $368 million and $381 million, respectively, capitalized, net of amortization, on our Condensed Consolidated Balance Sheets.  These amounts are capitalized in “Other current assets” and “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets, and then amortized in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Advertising Costs

We recognize advertising expense when incurred as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Advertising expenses totaled $129 million and $150 million for the three months ended March 31, 2023 and 2022, respectively.

Research and Development

Research and development costs are expensed as incurred and are included as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Research and development costs totaled $11 million and $10 million for the three months ended March 31, 2023 and 2022, respectively.

New Accounting Pronouncements

We do not expect that any recently issued accounting pronouncements will have a material effect on our condensed consolidated financial statements.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

3.Basic and Diluted Net Income (Loss) Per Share

We present both basic earnings per share (“EPS”) and diluted EPS. Basic EPS excludes potential dilution and is computed by dividing “Net income (loss) attributable to DISH Network” by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock awards were exercised and if our Convertible Notes were converted. The potential dilution from stock awards is accounted for using the treasury stock method based on the average market value of our Class A common stock for the reporting period. The potential dilution from conversion of the Convertible Notes is accounted for using the if-converted method, which requires that all of the shares of our Class A common stock issuable upon conversion of the Convertible Notes will be included in the calculation of diluted EPS assuming conversion of the Convertible Notes at the beginning of the reporting period (or at time of issuance, if later).

The following table presents EPS amounts for all periods and the basic and diluted weighted-average shares outstanding used in the calculation.

	For the Three Months Ended
	March 31,
	2023	2022

	(In thousands, except per share amounts)
Net income (loss)	$243,238	$448,846
Less: Net income (loss) attributable to noncontrolling interests, net of tax	20,533	16,195
Net income (loss) attributable to DISH Network - Basic	222,705	432,651
Interest on dilutive Convertible Notes, net of tax (1)	—	—
Net income (loss) attributable to DISH Network - Diluted	$222,705	$432,651

Weighted-average common shares outstanding - Class A and B common stock:
Basic	531,293	529,067
Dilutive impact of Convertible Notes	107,016	107,016
Dilutive impact of stock awards outstanding	76	387
Diluted	638,385	636,470

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$0.42	$0.82
Diluted net income (loss) per share attributable to DISH Network	$0.35	$0.68

(1)	For the three months ended March 31, 2023 and 2022, substantially all of our interest expense was capitalized. See Note 2 for further information.

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

	As of March 31,
	2023	2022

	(In thousands)
Anti-dilutive stock awards	15,170	11,259
Performance/market based options	14,308	15,981
Restricted Performance Units/Awards	693	1,273
Common stock warrants	46,029	46,029
Total	76,200	74,542

4.Supplemental Data - Statements of Cash Flows

The following table presents certain supplemental cash flow and other non-cash data. See Note 8 for supplemental cash flow and non-cash data related to leases.

	For the Three Months Ended
	March 31,
	2023	2022

	(In thousands)
Cash paid for interest (including capitalized interest)	$218,224	$277,056
Cash received for interest	4,556	4,388
Cash paid for income taxes	1,855	3,871
Capitalized interest (1)	325,323	267,305
Vendor financing	54,774	12,140
Accrued wireless equipment purchases	488,850	431,636
Asset retirement obligation	31,554	48,237

(1)	See Note 2 for further information.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

5.	Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	March 31,	December 31,
	2023	2022

	(In thousands)
Marketable investment securities:
Current marketable investment securities:
Strategic - available-for-sale	$144	$144
Strategic - trading/equity	346	655
Other	311,634	835,184
Total current marketable investment securities	312,124	835,983
Restricted marketable investment securities (1)	28,349	41,689
Total marketable investment securities	340,473	877,672

Restricted cash and cash equivalents (1)	77,466	62,925

Other investment securities:
Other investment securities	167,276	168,200
Total other investment securities	167,276	168,200

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$585,215	$1,108,797

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash, cash equivalents and marketable investment securities” on our Condensed Consolidated Balance Sheets.

Marketable Investment Securities

Our marketable investment securities portfolio consists of and may consist of debt and equity instruments. All equity securities are carried at fair value, with changes in fair value recognized in “Other, net” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). All debt securities are classified as available-for-sale and are recorded at fair value. We report the temporary unrealized gains and losses related to changes in market conditions of marketable debt securities as a separate component of “Accumulated other comprehensive income (loss)” within “Stockholders’ Equity (Deficit),” net of related deferred income tax on our Condensed Consolidated Balance Sheets. The corresponding changes in the fair value of marketable debt securities, which are determined to be company specific credit losses are recorded in “Other, net” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Current Marketable Investment Securities – Strategic

Our current strategic marketable investment securities portfolio includes and may include strategic and financial debt and/or equity investments in private and public companies that are highly speculative and have experienced and continue to experience volatility. As of March 31, 2023, this portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers. The fair value of certain of the debt and equity securities in this portfolio can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of March 31, 2023 and December 31, 2022, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit and trusts.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	March 31, 2023				December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(In thousands)
Cash equivalents (including restricted)	$2,091,414	$54,665	$2,036,749	$—	$1,620,458	$174,050	$1,446,408	$—

Debt securities (including restricted):
U.S. Treasury and agency securities	$—	$—	$—	$—	$22,824	$22,824	$—	$—
Commercial paper	271,422	—	271,422	—	696,324	—	696,324	—
Corporate securities	66,557	—	66,557	—	156,380	—	156,380	—
Other	2,148	—	2,004	144	1,489	—	1,345	144
Equity securities	346	346	—	—	655	655	—	—
Total	$340,473	$346	$339,983	$144	$877,672	$23,479	$854,049	$144

As of March 31, 2023, restricted and non-restricted marketable investment securities included debt securities of $334 million with contractual maturities within one year and $6 million with contractual maturities extending longer than one year through and including five years. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Derivative Instruments

We have the option to purchase certain of T-Mobile’s 800 MHz spectrum licenses from T-Mobile at a fixed price in the future.  This instrument meets the definition of a derivative and was valued based upon, among other things, our estimate of the underlying asset price, the expected term, volatility, the risk free rate of return and the probability of us exercising the option. The instrument acquisition date fair value was $713 million. The derivative is remeasured quarterly. As of March 31, 2023 and December 31, 2022, the derivative’s fair value was $1.664 billion and $1.693 billion, respectively, and is included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets. All changes in the derivative’s fair value are recorded in “Other, net” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) until the option is either exercised or expires. See the table below. If we elect to exercise the option and purchase these licenses, we will record the licenses at fair value at that date in “FCC authorizations” on our Condensed Consolidated Balance Sheets. If we elect to not exercise the option or it expires, we will expense the derivative’s fair value at that date on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and are potentially subject to pay T-Mobile a fee of approximately $72 million per the Spectrum Purchase Agreement under certain circumstances. See our Annual Report on Form 10-K for the year ended December 31, 2022 for further information on the Spectrum Purchase Agreement.

We account for our option to purchase certain T-Mobile’s 800 MHz spectrum licenses under the Spectrum Purchase Agreement as a Level 3 instrument within the fair value hierarchy.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Gains and Losses on Sales and Changes in Carrying Amounts of Investments and Other

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months Ended
	March 31,
Other, net:	2023	2022

	(In thousands)
Marketable investment securities - realized and unrealized gains (losses)	$(308)	$(448)
Derivative instruments - net realized and/or unrealized gains (losses)	(28,961)	43,000
Costs related to early redemption of debt	49	(6)
Equity in earnings (losses) of affiliates	(1,451)	400
Other	150	(398)
Total	$(30,521)	$42,548

6.Inventory

Inventory consisted of the following:

	As of
	March 31,	December 31,
	2023	2022

	(In thousands)
Finished goods	$475,611	$447,322
Work-in-process and service repairs	22,708	19,351
Raw materials	24,701	35,700
Total inventory	$523,020	$502,373

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

7.Property and Equipment and Intangible Assets

Property and Equipment

Property and equipment consisted of the following:

	Depreciable			As of
	Life			March 31,	December 31,
	(In Years)			2023	2022

				(In thousands)
Equipment leased to customers	2	-	5	$1,271,946	$1,318,272
Satellites	4	-	15	1,718,865	1,718,865
Satellites acquired under finance lease agreements		15		344,447	344,447
Furniture, fixtures, equipment and other	2	-	20	1,217,232	1,215,496
5G Network Deployment equipment (1)	3	-	15	1,559,785	770,153
Software	3	-	6	1,389,092	1,354,656
Buildings and improvements	5	-	40	380,952	380,519
Land		-		17,513	17,513
Construction in progress		-		3,171,221	3,170,623
Total property and equipment				11,071,053	10,290,544
Accumulated depreciation				(4,769,354)	(4,650,425)
Property and equipment, net				$6,301,699	$5,640,119

(1)	Includes 5G Network Deployment assets acquired under finance lease agreements.

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended
	March 31,
	2023	2022

	(In thousands)
Equipment leased to customers	$46,716	$51,273
Satellites	36,082	39,806
Buildings, furniture, fixtures, equipment and other (1)	117,234	48,115
Intangible assets	45,665	37,147
Total depreciation and amortization	$245,697	$176,341

(1)	This increase primarily resulted from depreciation expense related to software, tower equipment and certain other assets placed into service in connection with our 5G Network Deployment.

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Satellites

Pay-TV Satellites. We currently utilize ten satellites in geostationary orbit approximately 22,300 miles above the equator, seven of which we own and depreciate over their estimated useful life. We also lease three satellites from third parties: Ciel II and Anik F3, which are accounted for as operating leases, and Nimiq 5, which is accounted for as a financing lease and is depreciated over its economic life.

As of March 31, 2023, our pay-TV satellite fleet consisted of the following:

		Degree	Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar X	February 2006	110	N/A
EchoStar XI	July 2008	110	N/A
EchoStar XIV	March 2010	119	N/A
EchoStar XV	July 2010	61.5	N/A
EchoStar XVI	November 2012	61.5	N/A
EchoStar XVIII	June 2016	61.5	N/A
EchoStar XXIII	March 2017	110	N/A

Under Construction:
EchoStar XXV	2026	110	N/A

Leased from Other Third Party:
Anik F3	April 2007	118.7	April 2025
Ciel II	December 2008	129	July 2023
Nimiq 5	September 2009	72.7	September 2024

Satellite Under Construction

EchoStar XXV. On March 20, 2023, we entered into a contract with Maxar Space LLC for the construction of EchoStar XXV, a DBS satellite that is capable of providing service to the continental United States (“CONUS”) and is intended to be used at the 110 degree orbital location. This satellite is expected to be launched during 2026.

8.Leases

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The components of lease expense were as follows:

	For the Three Months Ended
	March 31,
	2023	2022

	(In thousands)
Operating lease cost (1)	$111,433	$61,102

Short-term lease cost (2)	2,718	3,554

Finance lease cost:
Amortization of right-of-use assets	27,056	9,893
Interest on lease liabilities	3,570	2,732
Total finance lease cost	30,626	12,625
Total lease costs	$144,777	$77,281

(1)	The increase in operating lease cost is primarily related to communication tower leases.
(2)	Leases that have terms of 12 months or less.

Supplemental cash flow information related to leases was as follows:

	For the Three Months Ended
	March 31,
	2023	2022

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$67,223	$24,360
Operating cash flows from finance leases	$2,397	$917
Financing cash flows from finance leases	$8,713	$4,420

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$231,868	$543,868
Finance leases	$51,110	$—

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Supplemental balance sheet information related to leases was as follows:

	As of
	March 31,	December 31,
	2022	2022

	(In thousands)
Operating Leases:
Operating lease assets	$2,854,337	$2,687,522

Other current liabilities	$225,464	$194,030
Operating lease liabilities	2,864,923	2,687,883
Total operating lease liabilities	$3,090,387	$2,881,913

Finance Leases:
Property and equipment, gross	$462,887	$411,778
Accumulated depreciation	(330,858)	(303,802)
Property and equipment, net	$132,029	$107,976

Other current liabilities	$57,309	$48,066
Other long-term liabilities	108,302	75,287
Total finance lease liabilities	$165,611	$123,353

Weighted Average Remaining Lease Term:
Operating leases	11.6 years	11.8 years
Finance leases	2.7 years	2.7 years

Weighted Average Discount Rate:
Operating leases	7.5%	7.3%
Finance leases	9.9%	9.8%

Maturities of lease liabilities as of March 31, 2023 were as follows:

	Maturities of Lease Liabilities
	Operating	Finance
For the Years Ending December 31,	Leases	Leases	Total

	(In thousands)
2023 (remaining nine months)	$229,048	$57,701	$286,749
2024	334,298	61,934	396,232
2025	367,051	34,344	401,395
2026	396,883	36,588	433,471
2027	399,850	2,574	402,424
Thereafter	3,103,067	—	3,103,067
Total lease payments	4,830,197	193,141	5,023,338
Less: Imputed interest	(1,739,810)	(27,530)	(1,767,340)
Total	3,090,387	165,611	3,255,998
Less: Current portion	(225,464)	(57,309)	(282,773)
Long-term portion of lease obligations	$2,864,923	$108,302	$2,973,225

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

9.Long-Term Debt and Finance Lease Obligations

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of March 31, 2023 and December 31, 2022:

	As of
	March 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In thousands)
5% Senior Notes due 2023 (1)	$—	$—	$1,443,179	$1,441,635
2 3/8% Convertible Notes due 2024 (2)	1,000,000	886,250	1,000,000	906,970
5 7/8% Senior Notes due 2024	2,000,000	1,786,400	2,000,000	1,870,940
0% Convertible Notes due 2025	2,000,000	1,030,000	2,000,000	1,287,540
7 3/4% Senior Notes due 2026	2,000,000	1,327,960	2,000,000	1,620,280
3 3/8% Convertible Notes due 2026	3,000,000	1,552,500	3,000,000	1,894,230
5 1/4% Senior Secured Notes due 2026	2,750,000	2,195,105	2,750,000	2,336,813
11 3/4% Senior Secured Notes due 2027 (3)	3,500,000	3,378,620	2,000,000	2,071,240
7 3/8% Senior Notes due 2028	1,000,000	574,040	1,000,000	708,320
5 3/4% Senior Secured Notes due 2028	2,500,000	1,862,275	2,500,000	2,013,675
5 1/8% Senior Notes due 2029	1,500,000	805,680	1,500,000	976,755
Other notes payable	126,114	126,114	138,303	138,303
Subtotal	21,376,114	$15,524,944	21,331,482	$17,266,700
Unamortized deferred financing costs and other debt discounts, net	(79,188)		(105,697)
Finance lease obligations (4)	165,611		123,353
Total long-term debt and finance lease obligations (including current portion)	$21,462,537		$21,349,138

(1)	We had repurchased or redeemed the principal balance of our 5% Senior Notes due 2023 as of March 15, 2023, the instrument’s maturity date.
(2)	Our 2 3/8% Convertible Notes due 2024 mature on March 15, 2024 and have been reclassified to “Current portion of long-term debt and finance lease obligations” on our Condensed Consolidated Balance Sheets as of March 31, 2023.
(3)	On January 26, 2023, we issued an additional $1.5 billion aggregate principal amount of our 11 3/4% Senior Secured Notes due November 15, 2027.
(4)	Disclosure regarding fair value of finance leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

Future Capital Requirements

We have and expect to continue to incur significant expenditures in 2023 related to our 5G Network Deployment, including, but not limited to, capital expenditures associated with our 5G Network Deployment, and the potential purchase of additional wireless spectrum licenses.  The amount of capital required will also depend on, among other things, debt maturities (as detailed in the table above) and the levels of investment necessary to support potential strategic initiatives that may arise from time to time. We do not currently have cash, marketable investment securities balances and/or projected future cash flows to fully fund our convertible notes due in 2024 with an aggregate principal balance of $1.0 billion, which mature on March 15, 2024. After we have achieved our 5G Network Deployment milestone of 70% of the U.S. population by June 2023, our capital expenditures will decline as we prepare for our next significant build-out requirement in 2025.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

To address any remaining capital needs, we plan to implement one or more of the following options, among other things, raise additional capital, pursue strategic transactions and/or advance additional cost reduction initiatives. Our cost reduction initiatives may include, among other things, a decrease in the anticipated rate at which we acquire subscribers and a further reduction in our capital expenditures. Any additional capital may not be available at the historical interest rates of our long-term debt, as detailed in the table above, or at all, due to, among other things, the current market rate environment.

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

Intercompany Loan

The net proceeds from the offering of our 5 1/4% Senior Secured Notes due 2026 and our 5 3/4% Senior Secured Notes due 2028 (the “Senior Notes”) issued on November 26, 2021 were used by DISH DBS to make an intercompany loan to DISH Network pursuant to a Loan and Security Agreement dated November 26, 2021 (together with potential future advances to DISH Network, the “Intercompany Loan”) between DISH DBS and DISH Network in order to finance the purchase of wireless spectrum licenses and for general corporate purposes, including our 5G Network Deployment. The Intercompany Loan will mature in two tranches, with the first tranche maturing on December 1, 2026 (the “2026 Tranche”) and the second tranche maturing on December 1, 2028 (the “2028 Tranche”). DISH DBS may make additional advances to DISH Network under the Intercompany Loan, and on February 11, 2022, DISH DBS advanced an additional $1.5 billion to DISH Network under the Intercompany Loan 2026 Tranche. Interest accrues and is payable semiannually, and interest payments with respect to the Intercompany Loan are, at our option, payable in kind for the first two years. In the third year, a minimum of 50% of each interest payment due with respect to each tranche of the Intercompany Loan must be paid in cash. Thereafter, interest payments must be paid in cash. Interest will accrue: (a) when paid in cash, at a fixed rate of 0.25% per annum in excess of the interest rate applicable to, in the case of the 2026 Tranche, the 5 1/4% Senior Secured Notes due 2026, and in the case of the 2028 Tranche, the 5 3/4% Senior Secured Notes due 2028 (each, the “Cash Accrual Rate” with respect to the applicable tranche); and (b) when paid in kind, at a rate of 0.75% per annum in excess of the Cash Accrual Rate for the applicable tranche. As of March 31, 2023, the total Intercompany Loan amount outstanding plus interest paid in kind was $7.160 billion. The cash proceeds of the Intercompany Loan of $6.750 billion were paid to the FCC in connection with Weminuche’s winning bids in Auction 110. As a result, the Intercompany Loan is secured by Weminuche’s interest in the wireless spectrum licenses acquired in Auction 110 with such cash proceeds up to the total loan amount outstanding including interest paid in kind. The remaining balance of our winning bids of approximately $455 million was paid from cash and marketable investment securities balances at that time, for a total of approximately $7.205 billion. Under certain circumstances, DISH Network wireless spectrum licenses (valued based upon a third-party valuation) may be substituted for the collateral. The Intercompany Loan is not included as collateral for the Senior Secured Notes, and the Senior Secured Notes are subordinated to DISH DBS’s existing and certain future unsecured notes with respect to certain realizations under the Intercompany Loan and any collateral pledged as security for the Intercompany Loan.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

10.Commitments and Contingencies

Commitments

Future maturities of our long-term debt, finance lease and contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 have not changed materially, other than those disclosed below.

“Other long-term obligations” totaled $14.683 billion as of March 31, 2023 and $15.115 billion as of December 31, 2022, a decrease of $432 million as of March 31, 2023. This decrease primarily resulted from the recognition of approximately $264 million of communication tower leases recorded as “Operating lease assets” and “Operating lease liabilities” on our Condensed Consolidated Balance Sheets partially offset by contractual commitments, including, but not limited to, our satellite under construction, EchoStar XXV. As of March 31, 2023, our future “Other long-term obligations” were as follows:

For the Years Ending December 31,	Other Long-Term Obligations (1)
(In thousands)
2023 (remaining nine months)	$3,635,929
2024	2,469,468
2025	1,935,955
2026	1,744,978
2027	1,371,171
Thereafter	3,525,563
Total	$14,683,064

(1)	Represents minimum contractual commitments related to communication tower obligations, certain 5G Network Deployment commitments, obligations under the NSA with AT&T and the MNSA with T-Mobile, radios, software and integration services and satellite related and other obligations.

In certain circumstances, the dates on which we are obligated to make these payments could be delayed.

We currently expect capital expenditures, excluding capitalized interest, for our 5G Network Deployment to be approximately $10 billion, including amounts incurred in 2021, 2022 and in the first three months of 2023, of which approximately $2.281 billion is included in the table above in “Other long-term obligations.”

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

Wireless – 5G Network Deployment

We have invested a total of over $30 billion in Wireless spectrum licenses, which includes over $10 billion in noncontrolling investments in certain entities. The $30 billion of investments related to Wireless spectrum licenses does not include $8 billion of capitalized interest related to the carrying value of such licenses.  See Note 2 for further information on capitalized interest.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Wireless Spectrum Licenses

These Wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements that are summarized in the table below:

	Carrying	Build-Out Deadlines		Expiration
	Amount	Interim	Final	Date
	(In thousands)
Owned:
DBS Licenses (1)	$677,409
700 MHz Licenses (2)	711,871		June 14, 2023 (3)	June 2023
AWS-4 Licenses (2)	1,940,000		June 14, 2023 (3)	June 2023
H Block Licenses (2)	1,671,506		June 14, 2023 (4)	June 2023
600 MHz Licenses	6,213,335		June 14, 2025 (5)	June 2029
MVDDS Licenses (1)	24,000			August 2024
LMDS Licenses (1)	—			September 2028
28 GHz Licenses	2,883		October 2, 2029 (6)	October 2029
24 GHz Licenses	11,772		December 11, 2029 (6)	December 2029
37 GHz, 39 GHz and 47 GHz Licenses	202,533		June 4, 2030 (6)	June 2030
3550-3650 MHz Licenses	912,939		March 12, 2031 (6)	March 2031
3.7-3.98 GHz Licenses	2,731	July 23, 2029 (6)	July 23, 2033 (6)	July 2036
3.45–3.55 GHz Licenses	7,327,989	May 4, 2026 (6)	May 4, 2030 (6)	May 2037
1695-1710 MHz, 1755-1780 MHz, and 2155-2180 MHz	972		March 30, 2024 (7)	March 2026
Subtotal	19,699,940
Noncontrolling Investments:
Northstar	5,618,930		October 2025 (8)	October 2025 (8)
SNR	4,271,459		October 2025 (8)	October 2025 (8)
Total AWS-3 Licenses	9,890,389

Capitalized Interest (9)	7,641,591
Total as of March 31, 2023	$37,231,920

(1)	The build-out deadlines for these licenses have been met.
(2)	The interim build-out deadlines for these licenses have been met.
(3)	For these licenses, we must offer 5G broadband service to 70% of the United States population by this date; provided, however, if by June 14, 2023, we are offering 5G broadband service with respect to these licenses to at least 50% of the population of the United States but less than 70% of the population of the United States, the final deadline shall be further extended automatically to June 14, 2025, for us to construct and offer 5G broadband service to at least 70% of the population in each Economic Area (which is a service area established by the FCC) with respect to these licenses.
(4)	For these licenses, we must offer 5G broadband service to at least 70% of the United States population by this date; provided, however, that if by June 14, 2023, we are offering 5G broadband service with respect to these licenses to at least 50% of the population of the United States but less than 70% of the population of the United States, the final deadline shall be further extended automatically to June 14, 2025, for us to construct and offer 5G broadband service to at least 75% of the population in each Economic Area (which is a service area established by the FCC) with respect to these licenses.
(5)	For these licenses, we must offer 5G broadband service to at least 75% of the population in each Partial Economic Area (which is a service area established by the FCC) by this date. We have also acquired certain additional 600 MHz licenses through private transactions. These licenses are currently subject to their original FCC buildout deadlines.
(6)	There are a variety of build-out options and associated build-out metrics associated with these licenses.
(7)	For these licenses, we must provide reliable signal coverage and offer service to at least 75% of the population of each license area by this date.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(8)	For these licenses, Northstar Wireless and SNR Wireless must provide reliable signal coverage and offer service to at least 75% of the population of each license area by this date. The AWS-3 interim build-out requirement was not met and as a result, the AWS-3 expiration date and the AWS-3 final build-out requirement have been accelerated by two years (from October 2027 to October 2025) for each AWS-3 License area in which Northstar Wireless and SNR Wireless did not meet the requirement.
(9)	See Note 2 for further information.

Commercialization of Our Wireless Spectrum Licenses and Related Assets. We plan to commercialize our Wireless spectrum licenses through our 5G Network Deployment. We have committed to deploy a facilities-based 5G broadband network capable of serving increasingly larger portions of the U.S. population at different deadlines, including 20% of the U.S. population by June 2022 and 70% of the U.S. population by June 2023.  If by June 2023, we are offering 5G broadband service to at least 50% of the U.S. population but less than 70% of the U.S. population, the 70% June 2023 deadline will be extended automatically to June 2025; however, as a result, we may, under certain circumstances, potentially be subject to certain penalties. On June 14, 2022, we announced we had successfully reached our 20% population coverage requirement. We are currently focused on our progression towards offering 5G broadband service to at least 70% of the U.S. population with a minimum of 15,000 5G sites. As of March 31, 2023, we had started construction on over 18,000 5G cell sites. We will need approximately 16,000 sites fully powered and fibered to provide 5G broadband service to over 70% of the U.S. population. We currently expect capital expenditures, excluding capitalized interest, for our 5G Network Deployment to be approximately $10 billion, including amounts incurred in 2021, 2022 and the first three months of 2023. See Note 2 for further information.

We may need to make significant additional investments or partner with others to, among other things, complete our 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as we complete our initial 5G Network Deployment, we have and may continue to incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure, software and third party integration. As a result of these investments, among other factors, we plan to raise additional capital, which may not be available on favorable terms. See Note 9 for further information. We may also determine that additional wireless spectrum licenses may be required to complete our 5G Network Deployment and to compete effectively with other wireless service providers.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

FCC Order and October 2015 Arrangements. On August 18, 2015, the FCC released a Memorandum Opinion and Order, FCC 15-104 (the “Order”) in which the FCC determined, among other things, that DISH Network has a controlling interest in, and is an affiliate of, Northstar Wireless and SNR Wireless, and therefore DISH Network’s revenues should be attributed to them, which in turn makes Northstar Wireless and SNR Wireless ineligible to receive the 25% bidding credits (approximately $1.961 billion for Northstar Wireless and $1.370 billion for SNR Wireless). On November 23, 2020, the FCC released a Memorandum Opinion and Order on Remand, FCC 20-160, that found that Northstar Wireless and SNR Wireless are not eligible for bidding credits based on the FCC’s determination that they remain under DISH Network’s de facto control. Northstar Wireless and SNR Wireless have appealed the FCC’s order to the D.C. Circuit Court of Appeals. On June 21, 2022, the United States Court of Appeals for the District of Columbia issued an Opinion rejecting this challenge. On January 17, 2023, Northstar Wireless filed a petition for a writ of certiorari asking the United States Supreme Court to hear a further appeal. On April 20, 2023, the Supreme Court asked for further briefing in connection with that petition.

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

Order on Remand.  On January 24, 2018, the FCC released an Order on Remand, DA 18-70 (the “Order on Remand”) purporting to establish a procedure to afford Northstar Wireless and SNR Wireless the opportunity to implement a Cure pursuant to the Appellate Decision.  On June 8, 2018, Northstar Wireless and SNR Wireless each filed amended agreements to demonstrate that, in light of such changes, each of Northstar Wireless and SNR Wireless qualified for the very small business bidding credit that it sought in the AWS-3 Auction.  Northstar Wireless and SNR Wireless filed a Joint Application for Review of the Order on Remand requesting, among other things, an iterative negotiation process with the FCC regarding a Cure, which was denied on July 12, 2018.  The pleading cycle established in the Order on Remand concluded in October 2018.  On November 23, 2020, the FCC issued a Memorandum Opinion and Order that concluded, among other things, that DISH Network retained de facto control over Northstar Wireless and SNR Wireless and denied the very small business bidding credit sought by Northstar Wireless and SNR Wireless, even though the parties had eliminated or significantly modified every provision previously deemed to have been disqualifying by the FCC.  Northstar Wireless and SNR Wireless timely filed an appeal of the FCC’s 2020 decision. On June 21, 2022, the United States Court of Appeals for the District of Columbia issued an Opinion rejecting this challenge. On January 17, 2023, Northstar Wireless filed a petition for a writ of certiorari asking the United States Supreme Court to hear a further appeal. On April 20, 2023, the Supreme Court asked for further briefing in connection with that petition.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On October 21, 2022, we, through our wholly-owned subsidiary American II received notice that Northstar Manager exercised the Northstar Put Right effective as of October 21, 2022. The value of the Northstar Put Right has accrued to approximately $100 million as of March 31 2023. The consummation of the sale is subject to approval by the FCC. We expect to fund this obligation from cash and marketable investment securities balances at that time.

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

On November 15, 2021, we, through our wholly-owned subsidiary American III received notice that SNR Management exercised the SNR Put Right effective as of November 15, 2021. The value of the SNR Put Right has accrued to approximately $385 million as of March 31, 2023. The consummation of the sale is subject to approval by the FCC. We expect to fund this obligation from cash and marketable investment securities balances at that time.

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

As of March 31, 2023 and December 31, 2022, the aggregate value of Northstar Manager’s ownership interest in Northstar Spectrum and SNR Management’s ownership interest in SNR HoldCo was $485 million and $464 million, respectively, recorded as “Redeemable noncontrolling interests” on our Condensed Consolidated Balance Sheets.

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

In those third-party challenges, the United States Patent and Trademark Office found that all claims of the 282 patent are unpatentable, and that certain claims of the 784 patent and 318 patent are unpatentable. ClearPlay appealed as to the 784 patent and the 318 patent, and on August 23, 2016, the United States Court of Appeals for the Federal Circuit affirmed the findings of the United States Patent and Trademark Office. On October 31, 2016, the stay was lifted, and in May 2017, ClearPlay agreed to dismiss us and EchoStar as defendants, leaving DISH Network L.L.C. and DISH Technologies L.L.C. as the sole defendants.

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

In an order dated January 31, 2023, the Court granted in part and denied in part DISH Network L.L.C.’s and DISH Technologies L.L.C.’s motion for summary judgment. Thereafter, ClearPlay narrowed its case to three asserted claims: one under the 799 patent and two under the 970 patent. Following a two-week trial, on March 10, 2023, the jury returned a verdict that DISH Network L.L.C. and DISH Technologies L.L.C. infringed each of the asserted patent claims (though not willfully), and awarded damages of $469 million. That verdict became moot on March 21, 2023, when the trial court indicated that it would grant DISH Network L.L.C.’s and DISH Technologies L.L.C.’s motion for judgment as a matter of law, thus effectively vacating the jury award. DISH Network L.L.C. and DISH Technologies L.L.C. have submitted a proposed form of order granting the motion.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Entropic Communications, LLC (second action)

On February 10, 2023, Entropic filed a second lawsuit against us and our wholly-owned subsidiaries DISH Network L.L.C., Dish Network Service L.L.C. and Dish Network California Service Corporation in the United States District Court for the Central District of California. The complaint alleges infringement of U.S. Patent No. 7,295,518 (the “518 patent”), entitled “Broadband network for coaxial cable using multi-carrier modulation”; U.S. Patent No. 7,594,249 (the “249 patent”), entitled “Network interface device and broadband local area network using coaxial cable”; U.S. Patent Nos. 7,889,759 (the “759 patent”), entitled “Broadband cable network utilizing common bit-loading”; U.S. Patent No. 8,085,802 (the “802 Patent”), entitled “Multimedia over coaxial cable access protocol”; U.S. Patent No. 9,838,213 (the “213 patent”), entitled “Parameterized quality of service architecture in a network”; U.S. Patent No. 10,432,422 (the “422 patent”), entitled “Parameterized quality of service architecture in a network”; U.S. Patent No. 8,631,450 (the “450 patent”), entitled “Broadband local area network”; U.S. Patent No. 8,621,539 (the “539 patent”), entitled “Physical layer transmitter for use in a broadband local area network”; U.S. Patent No. 8,320,566 (the “0,566 patent”), entitled “Method and apparatus for performing constellation scrambling in a multimedia home network”; U.S. Patent No. 10,257,566 (the “7,566 patent”), entitled “Broadband local area network”; U.S. Patent No. 8,228,910 (the “910 Patent”), entitled “Aggregating network packets for transmission to a destination mode”; and U.S. Patent No. 8,363,681 (the “681 patent”), entitled “Method and apparatus for using ranging measurements in a multimedia home network.” Generally, the patents relate to Multimedia over Coax Alliance standards and the manner in which we provide a whole-home DVR network over an on-premises coaxial cable network. Entropic has asserted the same patents in the same court against Comcast and Cox.

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

Freedom Patents

On April 7, 2023, Freedom Patents LLC filed a complaint against us and our wholly-owned subsidiaries DISH Network L.L.C. and Dish Network Service L.L.C. in the United States District Court for the Eastern District of Texas. The complaint alleges infringement of U.S. Patent No. 8,284,686 (the “686 Patent”), entitled “Antenna/Beam Selection Training in MIMO Wireless LANS with Different Sounding Frames”; U.S. Patent No. 8,374,096 (the “096 Patent”), entitled “Method for Selecting Antennas and Beams in MIMO Wireless LANs”; and U.S. Patent No. 8,514,815 (the “815 Patent”), entitled “Training Signals for Selecting Antennas and Beams in MIMO Wireless LANs.” Similar complaints were also filed against Acer, Altice, Charter, Comcast and Verizon. In general, the asserted patents relate to the 802.11 wireless standard, and the products accused of infringement are the Wireless Joey, its access point, and certain Ring, Nest and Linksys products that we sell.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Jaramillo (Cyber-security Securities Class Action)

On March 23, 2023, a securities fraud class action complaint was filed against us and Messrs. Ergen, Carlson and Orban in the United States District Court for the District of Colorado. The complaint is brought on behalf of a putative class of purchasers of our securities during the February 22, 2021 to February 27, 2023 class period. In general, the complaint alleges that DISH Network’s public statements during that period were false and misleading and contained material omissions, because they did not disclose that we allegedly maintained a deficient cyber-security and information technology infrastructure, were unable to properly secure customer data and our operations were susceptible to widespread service outages.

We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Jones 401(k) Litigation

On December 20, 2021, four former employees filed a class action complaint in the United States District Court for the District of Colorado against us, our Board of Directors, and our Retirement Plan Committee alleging fiduciary breaches arising from the management of our 401(k) Plan. The putative class, comprised of all participants in the Plan on or after January 20, 2016, alleges that the Plan had excessive recordkeeping and administrative expenses and that it maintained underperforming funds. On February 1, 2023, a Magistrate Judge issued a Recommendation that the defendants’ motion to dismiss the complaint be granted, and on March 27, 2023, the district court judge granted the motion. As permitted by the Court’s order, the plaintiffs filed an amended complaint on April 10, 2023, which is limited to allegations regarding the alleged underperformance of the Fidelity Freedom Funds.

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

The amended complaint in the Original Texas Action alleges infringement of United States Patent No. 8,717,204 (the “204 patent”), entitled “Methods for encoding and decoding data”; United States Patent No. 9,054,728 (the “728 patent”), entitled “Data compression systems and methods”; United States Patent No. 7,358,867 (the “867 patent”), entitled “Content independent data compression method and system”; United States Patent No. 8,502,707 (the “707 patent”), entitled “Data compression systems and methods”; United States Patent No. 8,275,897 (the “897 patent”), entitled “System and methods for accelerated data storage and retrieval”; United States Patent No. 8,867,610 (the “610 patent”), entitled “System and methods for video and audio data distribution”; United States Patent No. 8,934,535 (the “535 patent”), entitled “Systems and methods for video and audio data storage and distribution”; and United States Patent No. 8,553,759 (the “759 patent”), entitled “Bandwidth sensitive data compression and decompression.” Realtime alleges that our, Sling TV L.L.C., Sling Media L.L.C. and Arris Group, Inc.’s streaming video products and services compliant with various versions of the H.264 video compression standard infringe the 897 patent, the 610 patent and the 535 patent, and that the data compression system in Hughes’ products and services infringes the 204 patent, the 728 patent, the 867 patent, the 707 patent and the 759 patent.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On July 30, 2021, the District Court granted summary judgment in favor of DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C., holding that the remaining asserted patent, the 610 patent, is invalid because it claims patent-ineligible abstract subject matter. Realtime Adaptive Streaming filed a notice of appeal from that ruling to the United States Court of Appeals for the Federal Circuit, and the oral argument on that appeal was heard on May 5, 2023. On January 21, 2022, the District Court granted the motion by DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C. to have the case declared “exceptional,” and on September 20, 2022, awarded them $3.9 million in attorneys’ fees. Realtime Adaptive Streaming filed a notice of appeal to the United States Court of Appeals for the Federal Circuit from the exceptionality and fee award orders, and briefing is underway. Independently, on September 21, 2021, in connection with an ex parte reexamination of the validity of the 610 patent, an examiner at the United States Patent and Trademark Office issued a final office action rejecting each asserted claim of the 610 patent. On April 19, 2023, the Patent Trial and Appeal Board rejected Realtime Adaptive Streaming’s appeal and affirmed the examiner’s rejection of the asserted claims of the 610 patent.

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

SafeCast Limited

On June 27, 2022, SafeCast Limited filed a complaint against DISH Network in the United States District Court for the Western District of Texas. The complaint alleges that we infringe U.S. Patent No. 9,392,302, entitled “System for providing improved facilities in time-shifted broadcasts.” On the same day, it brought complaints in the same court asserting infringement of the same patent against AT&T, Google, HBO, NBCUniversal, Paramount and Verizon. On October 24, 2022, in response to the parties’ joint motion, the Court ordered the case transferred to the United States District Court for the District of Colorado.

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

Thereafter, the District Court maintained the stay until October 26, 2018. On February 11, 2019, the District Court granted Vermont National’s unopposed motion for leave to file an amended complaint. On March 28, 2019, the defendants filed a motion to dismiss Vermont National’s amended complaint, and on March 23, 2021, the District Court granted the motion to dismiss. On April 21, 2021, Vermont National filed a notice of appeal to the United States Court of Appeals for the DC Circuit and, on May 17, 2022, that court reversed the District Court’s dismissal of the complaint. On June 16, 2022, the Defendants-Appellees filed a petition for rehearing or rehearing en banc, but on August 17, 2022, that petition was denied.

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

The total assets, revenue and operating income, and purchases of property and equipment (including capitalized interest related to FCC authorizations) by segment were as follows:

	As of
	March 31,	December 31,
	2023	2022

	(In thousands)
Total assets:
Pay-TV	$47,615,550	$46,295,495
Wireless (1)	47,415,364	46,261,004
Eliminations (1)	(41,468,860)	(39,949,937)
Total assets	$53,562,054	$52,606,562

(1)	The increase primarily resulted from intercompany advances for capital expenditures related to our 5G Network Deployment.

	For the Three Months Ended
	March 31,
	2023	2022

	(In thousands)
Revenue:
Pay-TV	$2,972,131	$3,167,563
Wireless	986,271	1,165,457
Eliminations	(1,420)	(2,400)
Total revenue	$3,956,982	$4,330,620

Operating income (loss):
Pay-TV	$675,233	$752,046
Wireless	(351,810)	(201,686)
Total operating income (loss)	$323,423	$550,360

Purchases of property and equipment (including capitalized interest related to FCC authorizations):
Pay-TV	$35,563	$32,006
Wireless	871,042	864,285
Total purchases of property and equipment (including capitalized interest related to FCC authorizations)	$906,605	$896,291

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Geographic Information. Revenue is attributed to geographic regions based upon the location where the goods and services are provided. All service revenue was derived from the United States. Substantially all of our long-lived assets reside in the United States.

The following table summarizes revenue by geographic region:

	For the Three Months Ended
	March 31,
Revenue:	2023	2022

	(In thousands)
United States	$3,946,684	$4,322,176
Canada and Mexico	10,298	8,444
Total revenue	$3,956,982	$4,330,620

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Three Months Ended
	March 31,
Category:	2023	2022

	(In thousands)
Pay-TV subscriber and related revenue	$2,942,310	$3,129,734
Wireless services and related revenue	867,111	945,388
Pay-TV equipment sales and other revenue	29,821	37,829
Wireless equipment sales and other revenue	119,160	220,069
Eliminations	(1,420)	(2,400)
Total	$3,956,982	$4,330,620

12.Contract Balances

Our valuation and qualifying accounts as of March 31, 2023 were as follows:

Allowance for credit losses	Balance at Beginning of Period	Current Period Provision for Expected Credit Losses	Write-offs Charged Against Allowance	Balance at End of Period

	(In thousands)
For the three months ended March 31, 2023	$44,431	$12,151	$(11,980)	$44,602

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

	As of
	March 31,	December 31,
	2023	2022

	(In thousands)
Contract liabilities	$662,963	$698,602

Our beginning of period contract liability recorded as customer contract revenue during 2023 was $660 million.

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

“Trade accounts receivable”

As of March 31, 2023 and December 31, 2022, trade accounts receivable from EchoStar was $1 million. These amounts are recorded in “Trade accounts receivable” on our Condensed Consolidated Balance Sheets.

“Trade accounts payable”

As of March 31, 2023 and December 31, 2022, trade accounts payable to EchoStar was $9 million and $4 million, respectively. These amounts are recorded in “Trade accounts payable” on our Condensed Consolidated Balance Sheets.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

“Equipment sales and other revenue”

During the three months ended March 31, 2023 and 2022, we received $2 million and $1 million, respectively, for services provided to EchoStar. These amounts are recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these revenues are discussed below.

Real Estate Lease Agreements. We have entered into lease agreements pursuant to which we lease certain real estate to EchoStar. The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic areas, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises. The term of each lease is set forth below:

●	El Paso Lease Agreement. During 2012, we began leasing certain space at 1285 Joe Battle Blvd., El Paso, Texas to EchoStar for an initial period ending on August 1, 2015, which also provides EchoStar with renewal options for four consecutive three-year terms. EchoStar exercised its renewal option for a period ending in July 2024.

●	90 Inverness Lease Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar leases certain space from us at 90 Inverness Circle East, Englewood, Colorado with renewal options for four consecutive three-year terms. EchoStar exercised its renewal option for a period ending in February 2025.

●	Cheyenne Lease Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar began leasing certain space from us at 530 EchoStar Drive, Cheyenne, Wyoming for a period ending in February 2019. In August 2018, EchoStar exercised its option to renew this lease for a one-year period ending in February 2020. EchoStar has the option to renew this lease for 12 one-year periods. In connection with the Master Transaction Agreement, we and EchoStar amended this lease to provide EchoStar with certain space for a period ending in September 2023, with the option for EchoStar to renew for a one-year period upon 180 days’ written notice prior to the end of the term.

Collocation and Antenna Space Agreements.  In connection with the completion of the Share Exchange, effective March 1, 2017, we entered into certain agreements pursuant to which we provide certain collocation and antenna space to HNS through February 2025 at the following locations: Cheyenne, Wyoming; Gilbert, Arizona; Monee, Illinois; Englewood, Colorado; and Spokane, Washington. During August 2017, we entered into certain other agreements pursuant to which we provide certain collocation and antenna space to HNS through August 2022 at the following locations: Monee, Illinois and Spokane, Washington. HNS has the option to renew each of these agreements for four three-year periods. In May 2022, HNS exercised its renewal option for a period ending in August 2025. HNS may terminate certain of these agreements with 180 days’ prior written notice to us at the following locations: Englewood, Colorado; and Spokane, Washington.  The fees for the services provided under these agreements depend, among other things, on the number of racks leased and/or antennas present at the location.

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

“Cost of services”

During each of the three months ended March 31, 2023 and 2022, we incurred $3 million of costs for services provided to us by EchoStar. These amounts are recorded in “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

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

“Cost of sales – equipment and other”

During the three months ended March 31, 2023 and 2022, we incurred $2 million and $1 million, respectively, for satellite hosting, operations and maintenance services as well as transmission of certain data.  These amounts are recorded in “Cost of sales – equipment and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

“Selling, general and administrative expenses”

During the three months ended March 31, 2023 and 2022, we incurred $3 million and $4 million, respectively, for selling, general and administrative expenses for services provided to us by EchoStar. These amounts are recorded in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

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

The Tax Sharing Agreement will only terminate after the later of the full period of all applicable statutes of limitations, including extensions, or once all rights and obligations are fully effectuated or performed. In light of the Tax Sharing Agreement, among other things, and in connection with our consolidated federal income tax returns for certain tax years prior to and for the year of the Spin-off, during 2013, we and EchoStar agreed upon a supplemental allocation of the tax benefits arising from certain tax items resolved in the course of the IRS’ examination of these consolidated tax returns. As a result, we agreed to pay EchoStar $82 million of the tax benefit we received or will receive. Any payment to EchoStar, including accrued interest, will be made at such time as EchoStar would have otherwise been able to realize such tax benefit. As of March 31, 2023, we have paid $13 million of the tax benefit received, leaving $69 million remaining to be paid.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Hughes Broadband Master Services Agreement.  In March 2017, DISH Network L.L.C. (“DNLLC”) and HNS entered into the MSA pursuant to which DNLLC, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders for the Hughes broadband satellite service and related equipment; and (ii) installs Hughes service equipment with respect to activations generated by DNLLC.  Under the MSA, HNS will make certain payments to DNLLC for each Hughes service activation generated, and installation performed, by DNLLC.  Payments from HNS for services provided are recorded in “Service revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). For the three months ended March 31, 2023 and 2022, these payments were $1 million and $2 million, respectively. The MSA has an initial term of five years with automatic renewal for successive one-year terms. After the first anniversary of the MSA, either party has the ability to terminate the MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party.  Upon expiration or termination of the MSA, HNS will continue to provide the Hughes service to subscribers and make certain payments to DNLLC pursuant to the terms and conditions of the MSA. For the three months ended March 31, 2023 and 2022, we purchased broadband equipment from HNS of zero and $2 million, respectively, under the MSA.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The table below summarizes our transactions with NagraStar:

	For the Three Months Ended
	March 31,
	2023	2022

	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$9,545	$11,957

	As of
	March 31,	December 31,
	2023	2022

	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$6,773	$7,422
Commitments to NagraStar	$4,000	$3,272

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q. This management’s discussion and analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2022 and this Quarterly Report on Form 10-Q under the caption “Item 1A. Risk Factors.” Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation to update any forward-looking statements.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

On June 14, 2022, we announced we had successfully reached our 20% population coverage requirement. We are currently focused on our progression towards offering 5G broadband service to at least 70% of the U.S. population with a minimum of 15,000 5G sites. As of March 31, 2023, we had started construction on over 18,000 5G cell sites. We will need approximately 16,000 sites fully powered and fibered to provide 5G broadband service to over 70% of the U.S. population.

Recent Developments

Cyber-Security Incident

On February 23, 2023, we announced on our quarterly earnings call that we had experienced a network outage that affected internal servers and IT telephony.  We immediately activated our incident response and business continuity plans designed to contain, assess and remediate the situation.  We engaged the services of cyber-security experts and outside advisors to assist in the evaluation of the situation, and once we determined that the outage was due to a cyber-security incident, we promptly notified appropriate law enforcement authorities.

On February 28, 2023, we further disclosed that certain data had been extracted from our IT systems as part of this incident. Our investigation into the extent of the incident is now substantially completed. We have determined that our customer databases were not accessed in this incident. However, we have confirmed that certain employee-related records as well as a limited number of other records containing personal information were among the data extracted. We have taken steps to protect the affected records and personal information, and we received confirmation that the extracted data has been deleted. While we have no evidence that this data has been misused, we have started the process of notifying individuals whose data was extracted.

Our DISH TV, SLING TV and Retail Wireless services, along with our wireless and data networks remained operational at all times during the incident. As of March 31, 2023, all significant systems have been restored.

During the quarter ending March 31, 2023, we incurred certain cyber-security-related expenses, including, but not limited to, costs to remediate the incident and provide additional customer support. During the three months ended March 31, 2023, we have incurred approximately $30 million in cyber-security-related expenses, which are recorded in “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). We do not expect to incur material expenses in future periods resulting from the cyber-security incident.

Economic Environment

During 2022 and first three months of 2023, we experienced significant inflationary pressures in our commodity and labor costs resulting from the macroeconomic environment in the United States, which has significantly impacted our overall operating results.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Segments

Business Segments

We currently operate two primary business segments: (1) Pay-TV; and (2) Wireless. Our Wireless segment consists of two business units, the Retail Wireless business unit and 5G Network Deployment business unit. Revenue and operating income (loss) by segment are shown in the table below:

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022.

	For the Three Months Ended
	March 31,		Variance
	2023	2022	Amount	%

	(In thousands)
Revenue:
Pay-TV	$2,972,131	$3,167,563	$(195,432)	(6.2)
Wireless	986,271	1,165,457	(179,186)	(15.4)
Eliminations	(1,420)	(2,400)	980	40.8
Total revenue	$3,956,982	$4,330,620	$(373,638)	(8.6)

Operating income (loss):
Pay-TV	$675,233	$752,046	$(76,813)	(10.2)
Wireless	(351,810)	(201,686)	(150,124)	(74.4)
Total operating income (loss)	$323,423	$550,360	$(226,937)	(41.2)

*Percentage is not meaningful

Total revenue. Our consolidated revenue totaled $3.957 billion for the three months ended March 31, 2023, a decrease of $374 million or 8.6% compared to the same period in 2022. The net decrease primarily resulted from the decrease in revenue from our Pay-TV segment and our Wireless segment.

Total operating income (loss). Our consolidated operating income totaled $323 million for the three months ended March 31, 2023, a decrease of $227 million compared to the same period in 2022. The net decrease primarily resulted from the decrease in operating income from our Wireless segment and to a lesser extent our Pay-TV segment.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV Segment

We offer Pay-TV services under the DISH® brand and the SLING® brand. As of March 31, 2023, we had 9.198 million Pay-TV subscribers in the United States, including 7.098 million DISH TV subscribers and 2.100 million SLING TV subscribers.

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

Mergers and acquisitions, joint ventures and alliances among cable television providers, telecommunications companies, programming providers and others may result in, among other things, greater scale and financial leverage and increase the availability of offerings from providers capable of bundling video, broadband and/or wireless services in competition with our services and may exacerbate the risks described under the caption “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 and elsewhere in our public filings. These transactions may affect us adversely by, among other things, making it more difficult for us to obtain access to certain programming networks on nondiscriminatory and fair terms, or at all.

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

Other Developments

Adaptive Bitrate Streaming Patents

Through our subsidiaries, we hold dozens of issued United States and foreign patents that relate to Adaptive Bitrate Streaming.  On September 9, 2022, the chief administrative law judge at the United States International Trade Commission (“ITC”) issued an Initial Determination holding that the video streaming in certain Peloton, NordicTrack and Mirror exercise equipment infringes four of those patents, and recommended that the ITC prevent the importation of the infringing products.  On March 8, 2023, the ITC issued its Final Determination, which affirmed the Initial Determination for three of the four patents in all material aspects, and the recommended exclusion and cease and desist orders, which will become effective after a Presidential review period. On February 9, 2023, we entered into a confidential license agreement covering Mirror exercise equipment that resolves our litigation involving those products. On May 1, 2023, we entered into a $75 million license agreement covering Peloton exercise equipment that resolves our litigation involving those products. We have not reached a settlement with respect to the NordicTrack infringing products and we intend to enforce this litigation and to pursue our related patent infringement claims against them.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Pay-TV Segment

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022.

	For the Three Months Ended March 31,		Variance
Statements of Operations Data	2023	2022	Amount	%

	(In thousands)
Revenue:
Service revenue	$2,942,310	$3,129,734	$(187,424)	(6.0)
Equipment sales and other revenue	29,821	37,829	(8,008)	(21.2)
Total revenue	2,972,131	3,167,563	(195,432)	(6.2)

Costs and expenses:
Cost of services	1,833,299	1,864,378	(31,079)	(1.7)
% of Service revenue	62.3%	59.6%
Cost of sales - equipment and other	21,065	25,426	(4,361)	(17.2)
Selling, general and administrative expenses	339,959	411,428	(71,469)	(17.4)
% of Total revenue	11.4%	13.0%
Depreciation and amortization	102,575	114,285	(11,710)	(10.2)
Total costs and expenses	2,296,898	2,415,517	(118,619)	(4.9)

Operating income (loss)	$675,233	$752,046	$(76,813)	(10.2)

Other data:
Pay-TV subscribers, as of period end (in millions)	9.198	10.245	(1.047)	(10.2)
DISH TV subscribers, as of period end (in millions)	7.098	7.993	(0.895)	(11.2)
SLING TV subscribers, as of period end (in millions)	2.100	2.252	(0.152)	(6.7)
Pay-TV subscriber additions (losses), net (in millions)	(0.552)	(0.462)	(0.090)	(19.5)
DISH TV subscriber additions (losses), net (in millions)	(0.318)	(0.228)	(0.090)	(39.5)
SLING TV subscriber additions (losses), net (in millions)	(0.234)	(0.234)	—	*
Pay-TV ARPU	$102.71	$99.44	$3.27	3.3
DISH TV subscriber additions, gross (in millions)	0.113	0.159	(0.046)	(28.9)
DISH TV churn rate	1.98%	1.59%	0.39%	24.5
DISH TV SAC	$1,055	$1,088	$(33)	(3.0)
Purchases of property and equipment	$35,563	$32,006	$3,557	11.1
OIBDA	$777,808	$866,331	$(88,523)	(10.2)

* Percentage is not meaningful.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 318,000 net DISH TV subscribers during the three months ended March 31, 2023 compared to the loss of approximately 228,000 net DISH TV subscribers during the same period in 2022. This increase in net DISH TV subscriber losses primarily resulted from lower gross new DISH TV subscriber activations and a higher DISH TV churn rate.

SLING TV subscribers. We lost approximately 234,000 net SLING TV subscribers during the three months ended March 31, 2023 compared to the loss of approximately 234,000 net SLING TV subscribers during the same period in 2022. The net SLING TV subscriber losses were primarily related to higher SLING TV subscriber activations, partially offset by higher subscriber disconnects in 2023. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers.

DISH TV subscribers, gross. During the three months ended March 31, 2023, we activated approximately 113,000 gross new DISH TV subscribers compared to approximately 159,000 gross new DISH TV subscribers during the same period in 2022, a decrease of 28.9%. This decrease in our gross new DISH TV subscriber activations was primarily related to the lack of demand, shifting consumer behavior, and lower marketing expenditures, as well as increased competitive pressures, including aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, live-linear OTT service providers, and direct-to-consumer offerings by certain of our programmers. Our gross new DISH TV subscriber activations continue to be negatively impacted by an emphasis on acquiring higher quality subscribers.

DISH TV churn rate. Our DISH TV churn rate for the three months ended March 31, 2023 was 1.98% compared to 1.59% for the same period in 2022. Our DISH TV churn rate for the three months ended March 31, 2023 was briefly elevated due to the cyber-security incident. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, cord cutting, shifting consumer behavior and increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. Our DISH TV churn rate continues to be positively impacted by our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, our ability to control piracy and other forms of fraud, and the level of our retention efforts.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Service revenue. “Service revenue” totaled $2.942 billion for the three months ended March 31, 2023, a decrease of $187 million or 6.0% compared to the same period in 2022. The decrease in “Service revenue” compared to the same period in 2022 was primarily related to lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU, discussed below.

Pay-TV ARPU. Pay-TV ARPU was $102.71 during the three months ended March 31, 2023 versus $99.44 during the same period in 2022. The $3.27 or 3.3% increase in Pay-TV ARPU was primarily attributable to the DISH TV and SLING TV programming price increases. The DISH TV and SLING TV programming package price increases were effective in the fourth quarter of 2022.

Cost of services. “Cost of services” totaled $1.833 billion during the three months ended March 31, 2023, a decrease of $31 million or 1.7% compared to the same period in 2022. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base, partially offset by higher programming costs per subscriber and higher variable and retention costs per subscriber. Programming costs per subscriber increased during the three months ended March 31, 2023 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. In addition, variable and retention costs per subscriber increased during the three months ended March 31, 2023 due to, among other things, approximately $30 million in cyber-security-related expenses to remediate the incident and provide additional customer support. “Cost of services” represented 62.3% and 59.6% of “Service revenue” during the three months ended March 31, 2023 and 2022, respectively.

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

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $340 million during the three months ended March 31, 2023, a $71 million or 17.4% decrease compared to the same period in 2022. This change was primarily driven by a decrease in subscriber acquisition costs resulting from lower marketing expenditures and lower gross new DISH TV subscriber activations.

Depreciation and amortization. “Depreciation and amortization” expense totaled $103 million during the three months ended March 31, 2023, a $12 million or 10.2% decrease compared to the same period in 2022. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers and the Anik F3 satellite. Through the first quarter of 2022, our Anik F3 satellite was accounted for as a finance lease. However, during April 2022, we extended the Anik F3 lease and, as a result, it is currently accounted for as an operating lease.

DISH TV SAC.  DISH TV SAC was $1,055 during the three months ended March 31, 2023 compared to $1,088 during the same period in 2022, a decrease of $33 or 3.0%.  This change was primarily attributable to a decrease in advertising costs per subscriber, partially offset by higher installation costs due to an increase in labor and other installation costs.

During each of the three months ended March 31, 2023 and 2022, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $15 million.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Wireless Segment

Our Wireless business segment operates in two business units, Retail Wireless and 5G Network Deployment. Revenue and operating income (loss) by business unit are shown in the table below:

For the Three Months Ended March 31, 2023	Retail Wireless	5G Network Deployment	Eliminations	Total Wireless

	(In thousands)
Total revenue	$974,866	$18,907	$(7,502)	$986,271
Operating income (loss)	$(18,207)	$(333,603)	$—	$(351,810)

For the Three Months Ended March 31, 2022	Retail Wireless	5G Network Deployment	Eliminations	Total Wireless

	(In thousands)
Total revenue	$1,152,420	$16,742	$(3,705)	$1,165,457
Operating income (loss)	$(56,554)	$(145,132)	$—	$(201,686)

For the three months ended March 31, 2023 and 2022, total purchases of property and equipment for our Wireless segment were $672 million and $597 million, respectively. This increase primarily resulted from capital expenditures related to our 5G Network Deployment.

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

Boost Infinite. In the fourth quarter of 2022, we launched Boost Infinite, a postpaid wireless service, to a limited number of customers who had signed up for early registration. During 2023, we anticipate launching our nationwide expansion of Boost Infinite.

We are currently operating our Retail Wireless business unit primarily as a mobile virtual network operator (“MVNO”) as we continue to complete our 5G Network Deployment. As an MVNO, today we depend on T-Mobile and AT&T to provide us with network services under the amended Master Network Services Agreement (“MNSA”) and Network Services Agreement (the “NSA”), respectively. Under the NSA, we expect AT&T will become our primary network services provider.

Historically, a portion of our Wireless subscribers received services through T-Mobile’s CDMA Network. However, T-Mobile previously provided notice that it intended to shutdown the CDMA Network on March 31, 2022. The shutdown began on March 31, 2022 and was completed during the second quarter of 2022. While we worked to mitigate the harms of this shutdown, we incurred significant costs to migrate subscribers on this timeline. We implemented targeted efforts and promotions directed at impacted customers, which resulted in the successful migration of the vast majority of our CDMA subscribers. The CDMA shutdown negatively impacted our gross new Wireless subscriber activations, our Wireless churn rate, and our results of operations during the first and second quarters of 2022. During the second quarter of 2022, we removed approximately 126,000 subscribers from our ending Wireless subscriber count representing Wireless subscribers who did not migrate off the CDMA network prior to the shutdown.  The effect of the removal of the 126,000 subscribers was excluded from the calculation of our net Wireless subscriber additions/losses and Wireless churn rate.

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

During the second half of 2022, we began the process of migrating subscribers off the TSA with T-Mobile, including the billing systems, and onto our own billing and operational support systems. The migration of subscribers to our new billing and operational support systems accelerated during the fourth quarter of 2022 and continued in the first quarter of 2023. The migration of subscribers during the first quarter of 2023 negatively impacted our Wireless churn rate and our results of operations.

As of March 31, 2023, we had 7.913 million Wireless subscribers. Currently, we offer Wireless subscribers competitive consumer plans with no annual service contracts and monthly service plans including high-speed data and unlimited talk and text.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Other Developments

We regularly evaluate ways to enhance our business.  As part of this process, we are in regular dialogue with interested parties who may assist us in accomplishing our goals, including ongoing conversations with CONX Corp. (an entity partially owned by Charles W. Ergen, our Chairman) regarding a transaction involving our Retail Wireless business unit. There can be no assurance that these discussions will lead to a transaction nor as to the structure or terms of any such transaction.

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

Primary competitors to our Retail Wireless business unit include, but are not limited to, Metro PCS (owned by T-Mobile), Cricket Wireless (owned by AT&T), Visible (owned by Verizon), Tracfone Wireless (owned by Verizon), and other MVNOs such as Consumer Cellular, Mint Mobile (T-Mobile has reached an agreement to acquire) and Xfinity Mobile.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Wireless – 5G Network Deployment

We have invested a total of over $30 billion in Wireless spectrum licenses, which includes over $10 billion in noncontrolling investments in certain entities. The $30 billion of investments related to Wireless spectrum licenses does not include $8 billion of capitalized interest related to the carrying value of such licenses.  See Note 2 and Note 10 in the Notes to our Condensed Consolidated Financial Statements for further information.

DISH Network Spectrum

We have invested a total of over $30 billion to acquire certain Wireless spectrum licenses. These Wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. We plan to commercialize our Wireless spectrum licenses through the completion of our 5G Network Deployment. We have committed to deploy a facilities-based 5G broadband network capable of serving increasingly larger portions of the U.S. population at different deadlines, including 20% of the U.S. population by June 2022 and 70% of the U.S. population by June 2023.  If by June 2023, we are offering 5G broadband service to at least 50% of the U.S. population but less than 70% of the U.S. population, the 70% June 2023 deadline will be extended automatically to June 2025; however, as a result, we may, under certain circumstances, potentially be subject to certain penalties. On June 14, 2022, we announced we had successfully reached our 20% population coverage requirement. We are currently focused on our progression towards offering 5G broadband service to at least 70% of the U.S. population with a minimum of 15,000 5G sites. As of March 31, 2023, we had started construction on over 18,000 5G cell sites. We will need approximately 16,000 sites fully powered and fibered to provide 5G broadband service to over 70% of the U.S. population.

We may need to make significant additional investments or partner with others to, among other things, complete our 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as we complete our initial 5G Network Deployment, we have and may continue to incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure, software and third party integration. As a result of these investments, among other factors, we plan to raise additional capital, which may not be available on favorable terms. We may also determine that additional wireless spectrum licenses may be required to complete our 5G Network Deployment and to compete effectively with other wireless service providers. See Note 9 and Note 10 for further information in the Notes to our Condensed Consolidated Financial Statements for further information.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Wireless Segment – Retail Wireless Business Unit

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022.

	For the Three Months Ended March 31,		Variance
Statements of Operations Data	2023	2022	Amount	%

	(In thousands)
Revenue:
Service revenue	$867,111	$945,388	$(78,277)	(8.3)
Equipment sales and other revenue	107,755	207,032	(99,277)	(48.0)
Total revenue	974,866	1,152,420	(177,554)	(15.4)

Costs and expenses:
Cost of services	497,972	618,251	(120,279)	(19.5)
% of Service revenue	57.4%	65.4%
Cost of sales - equipment and other	263,833	389,468	(125,635)	(32.3)
Selling, general and administrative expenses	178,423	156,400	22,023	14.1
% of Total revenue	18.3%	13.6%
Depreciation and amortization	52,845	44,855	7,990	17.8
Total costs and expenses	993,073	1,208,974	(215,901)	(17.9)

Operating income (loss)	$(18,207)	$(56,554)	$38,347	67.8

Other data:
Wireless subscribers, as of period end (in millions) **	7.913	8.203	(0.290)	(3.5)
Wireless subscriber additions, gross (in millions)	0.785	0.796	(0.011)	(1.4)
Wireless subscriber additions (losses), net (in millions) ***	(0.081)	(0.343)	0.262	76.4
Wireless ARPU	$36.43	$37.72	$(1.29)	(3.4)
Wireless churn rate	4.24%	4.64%	(0.40)%	(8.6)
OIBDA	$34,638	$(11,699)	$46,337	*

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

***Includes ACP/Gen Mobile subscribers.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Wireless subscribers. We lost approximately 81,000 net Wireless subscribers during the three months ended March 31, 2023 compared to the loss of approximately 343,000 net Wireless subscribers during the same period in 2022. This decrease in net Wireless subscriber losses primarily resulted from a lower Wireless churn rate, partially offset by lower gross new Wireless subscriber activations.

Wireless subscribers, gross. During the three months ended March 31, 2023, we activated approximately 785,000 gross new Wireless subscribers compared to approximately 796,000 gross new Wireless subscribers during the same period in 2022, a decrease of 1.4%. This decrease in our gross new Wireless subscriber activations was primarily related to increased competitive pressures, including aggressive competitor marketing, discounted service plans and deeper wireless device subsidies.

Wireless churn rate. Our Wireless churn rate for the three months ended March 31, 2023 was 4.24% compared to 4.64% for the same period in 2022. Our Wireless churn rate for the three months ended March 31, 2023 was positively impacted by subscriber retention efforts, partially offset by competitive pressures, including deeper wireless device subsidies. In addition, our Wireless churn rate for the three months ended March 31, 2022 was negatively impacted by the shutdown of the CDMA Network.

Service revenue. “Service revenue” totaled $867 million for the three months ended March 31, 2023, a decrease of $78 million or 8.3% compared to the same period in 2022. The decrease in “Service revenue” compared to the same period in 2022 was primarily related to a lower average Wireless subscriber base and a decrease in Wireless ARPU, discussed below.

Wireless ARPU. Wireless ARPU was $36.43 during the three months ended March 31, 2023 versus $37.72 during the same period in 2022. The $1.29 or 3.4% decrease in Wireless ARPU was primarily attributable to, among other things, a shift in subscriber plan mix to lower priced service plans.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $108 million for the three months ended March 31, 2023, a decrease of $99 million or 48.0% compared to the same period in 2022. The decrease in “Equipment sales and other revenue” compared to the same period in 2022 was primarily related to a decrease in units shipped.

Cost of services. “Cost of services” totaled $498 million for the three months ended March 31, 2023, a decrease of $120 million or 19.5% compared to the same period in 2022. The decrease in “Cost of services” was primarily attributable to a lower average Wireless subscriber base and lower network services costs per subscriber, partially offset by higher customer data usage. Our lower network services costs per subscriber during the three months ended March 31, 2023 resulted from the new MVNO rates, as a result of our amendment to the MNSA with T-Mobile. These decreases were partially offset by the negative impact from migrating subscribers off the TSA with T-Mobile and onto our new billing and operational support systems. We are incurring duplicative costs related to our TSA with T-Mobile and our own billing and operational support systems as we work to migrate subscribers off the TSA with T-Mobile. The three months ended March 31, 2022 was negatively impacted by increased costs per subscriber as a result of the CDMA migration.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $264 million for the three months ended March 31, 2023, a decrease of $126 million or 32.3% compared to the same period in 2022. The decrease in “Cost of sales – equipment and other” compared to the same period in 2022 was primarily related to a decrease in units shipped, partially offset by higher costs per unit shipped due to unit mix. During the three months ended March 31, 2023, we shipped a higher percentage of devices that are compatible with our 5G Network. These devices have a higher cost per unit which contributed to the increase in costs per unit shipped.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $178 million during the three months ended March 31, 2023, a $22 million or 14.1% increase compared to the same period in 2022. This change was primarily driven by higher marketing expenditures and an increase in costs to support the Retail Wireless business unit, including costs of migrating subscribers off the TSA with T-Mobile and onto our new billing and operational support systems.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Wireless Segment – 5G Network Deployment Business Unit

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022.

	For the Three Months Ended March 31,		Variance
Statements of Operations Data	2023	2022	Amount	%

	(In thousands)
Revenue:
Equipment sales and other revenue	$18,907	$16,742	$2,165	12.9
Total revenue	18,907	16,742	2,165	12.9

Costs and expenses:
Cost of sales - equipment and other	184,997	87,698	97,299	*
Selling, general and administrative expenses	69,886	53,270	16,616	31.2
Depreciation and amortization	97,627	20,906	76,721	*
Total costs and expenses	352,510	161,874	190,636	*

Operating income (loss)	$(333,603)	$(145,132)	$(188,471)	*

Other data:
OIBDA	$(235,976)	$(124,226)	$(111,750)	(90.0)

* Percentage is not meaningful.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $185 million during the three months ended March 31, 2023, an increase of $97 million compared to the same period in 2022. The increase primarily resulted from an increase in lease expense on communication towers, transport, cloud services, and other costs related to our 5G network.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $70 million during the three months ended March 31, 2023, a $17 million increase compared to the same period in 2022. This change was primarily driven by an increase in costs to support our 5G Network Deployment.

Depreciation and amortization. “Depreciation and amortization” expense totaled $98 million during the three months ended March 31, 2023, a $77 million increase compared to the same period in 2022. This change was primarily driven by an increase in depreciation and amortization expense related to 5G Network Deployment assets being placed in service. We expect our depreciation and amortization expense to increase as we continue to place 5G Network Deployment assets into service.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

OTHER CONSOLIDATED RESULTS

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022.

	For the Three Months Ended March 31,		Variance
Statements of Operations Data	2023	2022	Amount	%

	(In thousands)
Operating income (loss)	$323,423	$550,360	$(226,937)	(41.2)

Other income (expense):
Interest income	40,533	4,849	35,684	*
Interest expense, net of amounts capitalized	(7,772)	(4,601)	(3,171)	(68.9)
Other, net	(30,521)	42,548	(73,069)	*
Total other income (expense)	2,240	42,796	(40,556)	(94.8)

Income (loss) before income taxes	325,663	593,156	(267,493)	(45.1)
Income tax (provision) benefit, net	(82,425)	(144,310)	61,885	42.9
Effective tax rate	25.3%	24.3%
Net income (loss)	243,238	448,846	(205,608)	(45.8)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	20,533	16,195	4,338	26.8
Net income (loss) attributable to DISH Network	$222,705	$432,651	$(209,946)	(48.5)

* Percentage is not meaningful.

Interest income. “Interest income” totaled $41 million during the three months ended March 31, 2023, an increase of $36 million compared to the same period in 2022. This increase primarily resulted from higher percentage returns earned on our cash and marketable investment securities, partially offset by lower average cash and marketable investment securities balances during the three months ended March 31, 2023.

Other, net. “Other, net” expense totaled $31 million during the three months ended March 31, 2023, compared to income of $43 million during the same period in 2022. This change primarily resulted from a $29 million decrease in the fair value of our option to purchase certain of T-Mobile’s 800 MHz spectrum licenses during the three months ended March 31, 2023 compared to a $43 million increase during the three months ended March 31, 2022. See Note 5 in the Notes to our Condensed Consolidated Financial Statements for further information.

Income tax (provision) benefit, net. Our income tax provision was $82 million during the three months ended March 31, 2023, a decrease of $62 million compared to the same period in 2022. The decrease in the provision was primarily related to a decrease in “Income (loss) before income taxes,” partially offset by an increase in our effective tax rate.

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

	For the Three Months Ended
	March 31,
	2023	2022

	(In thousands)
Net income (loss) attributable to DISH Network	$222,705	$432,651
Interest, net	(32,761)	(248)
Income tax provision (benefit), net	82,425	144,310
Depreciation and amortization	245,697	176,341
Consolidated EBITDA	$518,066	$753,054

The changes in Consolidated EBITDA during the three months ended March 31, 2023, compared to the same period in 2022, were primarily a result of the factors described in connection with operating revenues and operating expenses, including the impact from changes in the fair value of our option to purchase certain of T-Mobile’s 800 MHz spectrum licenses.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

For the Three Months Ended March 31, 2023	Pay-TV	Retail Wireless	5G Network Deployment	Wireless Eliminations	Consolidated

	(In thousands)
Segment operating income (loss)	$675,233	$(18,207)	$(333,603)	$—	$323,423
Depreciation and amortization	102,575	52,845	97,627	(7,350)	245,697
OIBDA	$777,808	$34,638	$(235,976)	$(7,350)	$569,120

For the Three Months Ended March 31, 2022
Segment operating income (loss)	$752,046	$(56,554)	$(145,132)	$—	$550,360
Depreciation and amortization	114,285	44,855	20,906	(3,705)	176,341
OIBDA	$866,331	$(11,699)	$(124,226)	$(3,705)	$726,701

The changes in OIBDA during the three months ended March 31, 2023, compared to the same period in 2022, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

The summarized balance sheet information for the combined obligor group of the DISH Senior Secured Notes is presented in the table below:

	As of
	March 31,	December 31,
	2023	2022

	(In thousands)
Current assets	$419,615	$428,133
Noncurrent assets	18,114,911	17,208,781
Total assets	$18,534,526	$17,636,914

Current liabilities	$2,562,608	$2,826,627
Long-term obligations, net of current portion	13,620,191	12,338,368
Total liabilities	$16,182,799	$15,164,995

The summarized results of operations information for the combined obligor group of the DISH Senior Secured Notes is presented in the table below:

For the Three Months Ended March 31,
2023

(In thousands)
Total revenue	$897,975
Total costs and expenses	1,230,809
Net income (loss)	(359,716)

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased with a remaining maturity of 90 days or less at the date of acquisition to be cash equivalents. See Note 5 in the Notes to our Condensed Consolidated Financial Statements for further information regarding our marketable investment securities. As of March 31, 2023, cash, cash equivalents and current marketable investment securities totaled $2.544 billion compared to $2.621 billion as of December 31, 2022, a decrease of $77 million. This decrease in cash, cash equivalents and current marketable investment securities primarily resulted from capital expenditures of $907 million (including capitalized interest related to FCC authorizations) and the repurchases and redemption of our 5% Senior Notes due 2023 with a remaining principal balance of $1.443 billion, partially offset by cash generated from operating activities of $737 million and $1.522 billion in net proceeds from the issuance of our 11 3/4% Senior Notes due 2027.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Cash Flow

The following discussion highlights our cash flow activities during the three months ended March 31, 2023.

Cash flows from operating activities

For the three months ended March 31, 2023, we reported “Net cash flows from operating activities” of $737 million primarily attributable to $601 million of “Net income (loss)” adjusted to exclude the non-cash items for “Depreciation and amortization” expense, “Realized and unrealized losses (gains) on investments, derivatives and other,” “Non-cash, stock-based compensation” expense, and “Deferred tax expense (benefit).” In addition, “Net cash flows from operating activities” was impacted by the timing difference between book expense and cash payments, including income taxes.

Cash flows from investing activities

For the three months ended March 31, 2023, we reported outflows from “Net cash flows from investing activities” of $361 million primarily related to capital expenditures of $907 million (including capitalized interest related to FCC authorizations), partially offset by $546 million in net sales of marketable investment securities. The capital expenditures included $672 million of capital expenditures for our Retail Wireless and 5G Network Deployment business units, $199 million of capitalized interest related to FCC authorizations, $21 million for new and existing DISH TV subscriber equipment and $15 million of satellite and other corporate capital expenditures.

Cash flows from financing activities

For the three months ended March 31, 2023, we reported inflows from “Net cash flows from financing activities” of $85 million primarily related to $1.522 billion in net proceeds from the issuance of our 11 3/4% Senior Notes due 2027, partially offset by the repurchases and redemption of our 5% Senior Notes due 2023 with a remaining principal balance of $1.443 billion.

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

The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Three Months Ended
	March 31,
	2023	2022

	(In thousands)
Net cash flows from operating activities	$737,374	$705,344
Purchases of property and equipment (including capitalized interest related to FCC authorizations)	(906,605)	(896,291)
Free cash flow	$(169,231)	$(190,947)

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Finally, our future cash flow is impacted by, among other things, the rate at which we complete our 5G Network Deployment, incur litigation expense, and any cash flow from financing activities.  We anticipate total expenditures for our 5G Network Deployment to increase during 2023 and in future periods as we commercialize our 5G Network. As a result, our historical cash flow is not necessarily indicative of our future cash flows. As of March 31, 2023, as a result of, among other things, capital expenditures for our 5G Network Deployment, we experienced negative free cash flow. We expect that this trend will continue in 2023 and in future periods. In addition, declines in our Pay-TV and Wireless subscriber base and any decrease in subscriber-related margins negatively impact our cash flow, and there can be no assurance that our subscriber declines will not continue.

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

Obligations and Future Capital Requirements

Contractual Obligations

See Note 10 in the Notes to our Condensed Consolidated Financial Statements for further information.

Future Capital Requirements

We expect to fund our future working capital, capital expenditures, other investments, and debt service requirements from cash generated from operations, existing cash, restricted cash, cash equivalents and marketable investment securities balances, and cash generated through raising additional capital. We may need to make significant additional investments to, among other things, complete our 5G Network Deployment and further commercialize, build-out and integrate our Wireless spectrum licenses and related assets. The amount of capital required to fund our future working capital, capital expenditure and other investment needs varies, depending on, among other things, the rate at which we complete our 5G Network Deployment, the purchase of additional wireless spectrum licenses and the rate at which we acquire new subscribers and the cost of subscriber acquisition and retention, including, but not limited to, capitalized costs associated with our new and existing subscriber equipment lease programs.

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

On November 15, 2021 the SNR Put Right was exercised. On October 21, 2022 the Northstar Put Right was exercised. As of March 31, 2023, the aggregate value of Northstar Manager’s ownership interest in Northstar Spectrum and SNR Management’s ownership interest in SNR HoldCo was $485 million, recorded as “Redeemable noncontrolling interests” on our Condensed Consolidated Balance Sheets.

We have and expect to continue to incur significant expenditures in 2023 related to our 5G Network Deployment, including, but not limited to, capital expenditures associated with our 5G Network Deployment, and the potential purchase of additional wireless spectrum licenses, including, but not limited to, Northstar Spectrum and SNR HoldCo’s ownership interests. The amount of capital required will also depend on, among other things, the levels of investment necessary to support potential strategic initiatives that may arise from time to time. These factors, including, but not limited to, a reduction in our available future cash flows as a result of our 5G Network Deployment, will require us to raise additional capital in the future, which may not be available on favorable terms.

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

Debt Issuances and Maturity

Our 5% Senior Notes due 2023 with an aggregate principal balance of $1.5 billion were repurchased or redeemed as of March 15, 2023.

Our 2 3/8% Convertible Notes due in 2024 with an aggregate principal balance of $1.0 billion mature on March 15, 2024. Due to capital expenditures related to our 5G Network Deployment, among other things, we do not currently have cash, marketable investment securities balances and/or projected future cash flows to fully fund this obligation.  We will raise additional capital prior to the maturity of this obligation, which may not be available at the historical interest rates of our long-term debt due to, among other things, the current market rate environment.

New Accounting Pronouncements

See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three months ended March 31, 2023. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Item 1A. RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2022 includes a detailed discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

We have experienced and may continue to experience cyber-attacks or other malicious activities that disrupted or may continue to disrupt our business and any future failure or disruption of our information technology infrastructure and communications systems or those of third parties that we use in our operations, could harm our business.

In February 2023, we disclosed that our systems were subject to a cyber-security incident that compromised certain data.  The services of cyber-security experts and outside advisors were retained to assist in the evaluation of the situation.  We determined that the outage was due to a cyber-security incident and notified appropriate law enforcement authorities. We are incurring certain cyber-security-related expenses, including, but not limited to, costs to remediate the incident and provide additional customer support. We do not expect to incur material expenses in future periods resulting from the cyber-security incident.

We are subject to persistent cyber-security incidents and threats to our networks and systems. Although we take protective measures designed to secure our information technology systems and endeavor to modify such protective measures as circumstances warrant, our information technology hardware and software infrastructure and communications systems, or those of third parties that we use in our operations, may be vulnerable to a variety of interruptions, including, without limitation, natural disasters, terrorist attacks, telecommunications failures, cyber-attacks and other malicious activities such as unauthorized access, physical or electronic break-ins, misuse, computer viruses or other malicious code, computer denial of service attacks and other events that could disrupt or harm our business. The protective measures we take may not be sufficient for all eventualities and may themselves be vulnerable to hacking, malfeasance, system error or other irregularities. For example, certain parties may attempt to fraudulently induce employees or subscribers into disclosing usernames, passwords or other sensitive information, which may in turn be used to access our information technology systems.

In addition, the capacity, reliability and security of our information technology hardware and software infrastructure (including, but not limited to, our billing systems) and communications systems, or those of third parties that we use in our operations, are important to the operation of our business, which would suffer in the event of system failures or cyber-attacks. Likewise, our ability to expand and update our information technology infrastructure in response to our growth and changing needs is important to the continued implementation of our new service offering initiatives. Our inability to expand or upgrade our technology infrastructure could have adverse consequences, which could include, among other things, the delayed implementation of new service offerings, service or billing interruptions, and the diversion of resources that would otherwise be invested in expanding our business and operations. We rely on certain third parties for key components of our information technology and communications systems and ongoing service, all of which affect our Pay-TV and Wireless services. Some of our key systems and operations, including, but not limited to, those supplied by third-party providers, are not fully redundant, and our disaster recovery planning cannot account for all eventualities. Interruption and/or failure of these systems has in the past disrupted our operations, and could interrupt our services, result in significant financial expenditures and damage our reputation, thus adversely impacting our ability to retain our current subscribers and attract new Pay-TV and Wireless subscribers.

In addition, third-party providers of some of our key systems may also experience interruptions to their information technology hardware and software infrastructure and communications systems that could adversely impact us and over which we may have limited or no control. We may obtain certain confidential, proprietary and personal information about our subscribers, personnel and vendors, and may provide this information to third parties in connection with our business. If one or more of such interruptions or failures occur to us or our third-party providers, it potentially could jeopardize such information and other information processed and stored in, and transmitted through, our or our third-party providers’ information technology hardware and software infrastructure and communications systems, or otherwise cause interruptions or malfunctions in our operations, which could result in, among other things, lawsuits, government claims, investigations or proceedings, significant losses or reputational damage. Due to the fast-moving pace of technology, it may be difficult to detect, contain and remediate every such event in a timely manner or at all. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to financial losses. In addition, this may divert management’s attention and resources away from our business, therefore adversely affect our business. Furthermore, the amount and scope of insurance we maintain may not cover all expenses related to such activities or all types of claims that may arise.

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

We cannot provide any assurances that actions taken by us, or our third-party providers, will adequately repel a future cyber-security incident or prevent or substantially mitigate the impacts of cyber-security breaches or misuses of or unauthorized access to our networks or systems or those of third-party environments, or that we, or our third-party providers, will be able to effectively identify, investigate, and remediate such incidents in a timely manner or at all. We expect to continue to be the target of cyber-security incidents, given the nature of our business, and we expect the same with respect to our third-party providers. If we fail to protect confidential information or to prevent operational disruptions from future cyber-security incidents, there may be a material adverse effect on our business, reputation, financial condition, cash flows, and operating results.

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our Class A common stock from January 1, 2023 through March 31, 2023:

			Total Number of	Maximum Approximate
	Total		Shares Purchased	Dollar Value of Shares
	Number of	Average	as Part of Publicly	that May Yet be
	Shares	Price Paid	Announced	Purchased Under the
Period	Purchased	per Share	Programs	Programs (1)

	(In thousands, except share data)
January 1, 2023 - January 31, 2023	—	$—	—	$1,000,000
February 1, 2023 - February 28, 2023	—	$—	—	$1,000,000
March 1, 2023 - March 31, 2023	—	$—	—	$1,000,000
Total	—	$—	—	$1,000,000

(1)	On October 21, 2022, our Board of Directors authorized stock repurchases of up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2023. Purchases under our repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors. We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

Item 6.EXHIBITS

(a)	Exhibits.

31.1◻	Section 302 Certification of Chief Executive Officer.

31.2◻	Section 302 Certification of Chief Financial Officer.

32.1◻	Section 906 Certification of Chief Executive Officer.

32.2◻	Section 906 Certification of Chief Financial Officer.

101◻

The following materials from the Quarterly Report on Form 10-Q of DISH Network for the quarter ended March 31, 2023 filed on May 8, 2023, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

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

Date: May 8, 2023