Form 10-Q
period 2023-06-30
DISH Network CORP
filed 2023-08-08
CIK 1001082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023.

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

As of July 25, 2023, the registrant’s outstanding common stock consisted of 295,424,010 shares of Class A common stock and 238,435,208 shares of Class B common stock.

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

SUMMARY OF RISK FACTORS

Competition and Economic Risks

●	We face intense and increasing competition from providers of video, broadband and/or wireless services, which may require us to further increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.
●	Changing consumer behavior and new technologies in our Pay-TV business may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.
●	We face certain risks competing in the wireless services industry and operating a facilities-based wireless services business.
●	Our pay-TV competitors may be able to leverage their relationships with programmers to reduce their programming costs and/or offer exclusive content that will place them at a competitive advantage to us.
●	Through the MNSA and the NSA, we depend on T-Mobile and AT&T in providing network services to our Wireless subscribers. Our failure to effectively manage these relationships, including without limitation, our minimum commitments, any system failure in their wireless networks, interruption in the services provided to us, and/or the termination of the MNSA or the NSA could have a material adverse effect on our business, financial condition and results of operations.
●	Changes in how network operators handle and charge for access to data that travels across their networks could adversely impact our Pay-TV business.
●	Economic weakness and uncertainty may adversely affect our ability to grow or maintain our business.

COVID-19 Pandemic

●	The COVID-19 pandemic and its impact on the economic environment generally, and on us specifically, have adversely impacted our business. Furthermore, any continuation or worsening of the pandemic and the economic environment could have a material adverse effect on our business, financial condition and results of operations.

i

Operational and Service Delivery Risks

●	Any deterioration in our operational performance and subscriber satisfaction could adversely affect our business, financial condition and results of operations.
●	If our subscriber activations decrease, or if our subscriber churn rate, subscriber acquisition costs or retention costs increase, our financial performance will be adversely affected.
●	With respect to our Pay-TV business, programming expenses are increasing, which may adversely affect our future financial condition and results of operations.
●	We depend on others to provide the programming that we offer to our Pay-TV subscribers and, if we fail to obtain or lose access to certain programming, our Pay-TV subscriber activations and our subscriber churn rate may be negatively impacted.
●	We may not be able to obtain necessary retransmission consent agreements at acceptable rates, or at all, from local network stations.
●	We have experienced and may continue to experience cyber-attacks or other malicious activities that disrupted or may continue to disrupt our business and any future failure or disruption of our information technology infrastructure and communications systems or those of third parties that we use in our operations, could harm our business.
●	Extreme weather may result in risk of damage to our infrastructure and therefore our ability to provide services, and may lead to changes in federal, state and foreign government regulation, all of which could materially and adversely affect our business, results of operations and financial condition.
●	Our failure to effectively invest in, introduce, and implement new competitive products and services could cause our products and services to become obsolete and could negatively impact our business.
●	We rely on a single vendor or a limited number of vendors to provide certain key products or services to us, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.
●	We depend on independent third parties to solicit orders for our services that represent a meaningful percentage of our total gross new subscriber activations.
●	We have limited satellite capacity and failures or reduced capacity could adversely affect our business, financial condition and results of operations.
●	We may have potential conflicts of interest with EchoStar due to our common ownership and management.
●	We rely on highly skilled personnel for our business, and any inability to hire and retain key personnel or hire qualified personnel may negatively affect our business, financial condition and results of operations.

Acquisition and Capital Structure Risks

●	We have made substantial investments to acquire certain wireless spectrum licenses and other related assets, and we may be unable to realize a return on these assets.
●	We have made substantial noncontrolling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses, and we may be unable to obtain a profitable return on these investments.
●	We may pursue acquisitions and other strategic transactions to complement or expand our business that may not be successful, and we may lose up to the entire value of our investment in these acquisitions and transactions.
●	We have substantial debt outstanding and may incur additional debt.
●	We will need additional capital, which may not be available on favorable terms, to continue investing in our business and to finance acquisitions and other strategic transactions.

ii

●	The conditional conversion features of our 3 3/8% Convertible Notes due 2026 (the “Convertible Notes due 2026”), our 2 3/8% Convertible Notes due 2024 (the “Convertible Notes due 2024”) and 0% Convertible Notes due 2025 (the “Convertible Notes due 2025,” and collectively with the Convertible Notes due 2026 and the Convertible Notes due 2024, the “Convertible Notes”), if triggered, may adversely affect our financial condition.
●	The convertible note hedge and warrant transactions that we entered into in connection with the offering of the Convertible Notes due 2026 may affect the value of the Convertible Notes due 2026 and our Class A common stock.
●	We are subject to counterparty risk with respect to the convertible note hedge transactions.
●	From time to time, a portion of our investment portfolio may be invested in securities that have limited liquidity and may not be immediately accessible to support our financing needs.
●	We are controlled by one principal stockholder who is also our Chairman.

Legal and Regulatory Risks

●	Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.
●	We are, and may become, party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.
●	Our services depend on Federal Communications Commission (“FCC”) licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.
●	If our internal controls are not effective, our business, our stock price and our investor confidence in our financial results may be adversely affected.
●	We may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).

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

iii

Item 1. FINANCIAL STATEMENTS

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	June 30,	December 31,
	2023	2022
Assets
Current Assets:
Cash and cash equivalents	$1,035,232	$1,785,056
Marketable investment securities	747,749	835,983
Trade accounts receivable, net of allowance for credit losses of $45,098 and $44,431, respectively	840,533	953,812
Inventory	490,674	502,373
Other current assets	553,840	532,886
Total current assets	3,668,028	4,610,110

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	107,080	104,614
Property and equipment, net	6,938,614	5,640,119
FCC authorizations	37,525,457	36,933,073
Other investment securities	177,506	168,200
Operating lease assets	2,965,682	2,687,522
Other noncurrent assets, net	1,832,344	1,897,815
Intangible assets, net	474,230	565,109
Total noncurrent assets	50,020,913	47,996,452
Total assets	$53,688,941	$52,606,562

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable	$966,064	$924,438
Deferred revenue and other	602,569	711,474
Accrued programming	1,275,925	1,298,777
Accrued interest	259,122	258,799
Other accrued expenses	1,476,400	1,283,570
Current portion of long-term debt and finance lease obligations (Note 9)	1,107,705	1,547,190
Total current liabilities	5,687,785	6,024,248

Long-Term Obligations, Net of Current Portion:
Long-term debt and finance lease obligations, net of current portion (Note 9)	20,201,764	19,801,948
Deferred tax liabilities	5,066,176	4,930,135
Operating lease liabilities	2,995,945	2,687,883
Long-term deferred revenue and other long-term liabilities	819,612	753,708
Total long-term obligations, net of current portion	29,083,497	28,173,674
Total liabilities	34,771,282	34,197,922

Commitments and Contingencies (Note 10)

Redeemable noncontrolling interests (Note 2)	506,787	464,359

Stockholders’ Equity (Deficit):
Class A common stock, $0.01 par value, 1,600,000,000 shares authorized, 295,386,599 and 292,660,308 shares issued and outstanding, respectively	2,954	2,927
Class B common stock, $0.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Additional paid-in capital	4,894,120	4,851,392
Accumulated other comprehensive income (loss)	(2,427)	(3,029)
Accumulated earnings (deficit)	13,511,878	13,088,850
Total DISH Network stockholders’ equity (deficit)	18,408,909	17,942,524
Noncontrolling interests	1,963	1,757
Total stockholders’ equity (deficit)	18,410,872	17,944,281
Total liabilities and stockholders’ equity (deficit)	$53,688,941	$52,606,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue:
Service revenue	$3,722,742	$4,029,201	$7,532,163	$8,104,323
Equipment sales and other revenue	188,835	180,762	336,396	436,260
Total revenue	3,911,577	4,209,963	7,868,559	8,540,583

Costs and Expenses (exclusive of depreciation):
Cost of services	2,263,663	2,329,091	4,596,369	4,811,733
Cost of sales - equipment and other	526,975	408,765	995,279	911,338
Selling, general and administrative expenses	648,595	610,949	1,235,447	1,229,653
Depreciation and amortization	266,010	168,223	511,707	344,564
Total costs and expenses	3,705,243	3,517,028	7,338,802	7,297,288

Operating income (loss)	206,334	692,935	529,757	1,243,295

Other Income (Expense):
Interest income	31,725	9,372	72,258	14,221
Interest expense, net of amounts capitalized	(9,434)	(5,618)	(17,206)	(10,219)
Other, net	61,292	13,775	30,771	56,323
Total other income (expense)	83,583	17,529	85,823	60,325

Income (loss) before income taxes	289,917	710,464	615,580	1,303,620
Income tax (provision) benefit, net	(67,493)	(170,457)	(149,918)	(314,767)
Net income (loss)	222,424	540,007	465,662	988,853
Less: Net income (loss) attributable to noncontrolling interests, net of tax	22,101	17,175	42,634	33,370
Net income (loss) attributable to DISH Network	$200,323	$522,832	$423,028	$955,483

Weighted-average common shares outstanding - Class A and B common stock:
Basic	533,008	530,091	532,155	529,582
Diluted	639,219	637,123	638,838	636,665

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$0.38	$0.99	$0.79	$1.80
Diluted net income (loss) per share attributable to DISH Network	$0.31	$0.82	$0.66	$1.50

Comprehensive Income (Loss):
Net income (loss)	$222,424	$540,007	$465,662	$988,853
Other comprehensive income (loss):
Foreign currency translation adjustments	98	107	730	(43)
Unrealized holding gains (losses) on available-for-sale debt securities	54	44	30	(54)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	2	—	1	2
Deferred income tax (expense) benefit, net	(33)	(10)	(159)	13
Total other comprehensive income (loss), net of tax	121	141	602	(82)
Comprehensive income (loss)	222,545	540,148	466,264	988,771
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	22,101	17,175	42,634	33,370
Comprehensive income (loss) attributable to DISH Network	$200,444	$522,973	$423,630	$955,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

			Accumulated
	Class A and B	Additional	Other	Accumulated			Redeemable
	Common	Paid-In	Comprehensive	Earnings	Noncontrolling		Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Interests	Total	Interests
Balance, December 31, 2021	$5,289	$4,735,484	$281	$10,785,617	$1,220	$15,527,891	$395,222
Issuance of Class A common stock:
Exercise of stock awards	1	253	—	—	—	254	—
Employee Stock Purchase Plan	2	4,360	—	—	—	4,362	—
Non-cash, stock-based compensation	—	15,285	—	—	—	15,285	—
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	(96)	—	—	(96)	—
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	23	—	—	23	—
Foreign currency translation	—	—	(150)	—	—	(150)	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	159	159	16,036
Net income (loss) attributable to DISH Network	—	—	—	432,651	—	432,651	—
Balance, March 31, 2022	$5,292	$4,755,382	$58	$11,218,268	$1,379	$15,980,379	$411,258
Issuance of Class A common stock:
Exercise of stock awards	—	56	—	—	—	56	—
Employee benefits	8	26,318	—	—	—	26,326	—
Employee Stock Purchase Plan	2	4,391	—	—	—	4,393	—
Non-cash, stock-based compensation	—	15,207	—	—	—	15,207	—
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	44	—	—	44	—
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	(10)	—	—	(10)	—
Foreign currency translation	—	—	107	—	—	107	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	124	124	17,051
Net income (loss) attributable to DISH Network	—	—	—	522,832	—	522,832	—
Balance, June 30, 2022	$5,302	$4,801,354	$199	$11,741,100	$1,503	$16,549,458	$428,309

Balance, December 31, 2022	$5,311	$4,851,392	$(3,029)	$13,088,850	$1,757	$17,944,281	$464,359
Issuance of Class A common stock:
Exercise of stock awards	—	(386)	—	—	—	(386)	—
Employee Stock Purchase Plan	4	3,249	—	—	—	3,253	—
Non-cash, stock-based compensation	—	12,037	—	—	—	12,037	—
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	(25)	—	—	(25)	—
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	(126)	—	—	(126)	—
Foreign currency translation	—	—	632	—	—	632	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	127	127	20,405
Net income (loss) attributable to DISH Network	—	—	—	222,705	—	222,705	—
Balance, March 31, 2023	$5,315	$4,866,292	$(2,548)	$13,311,555	$1,884	$18,182,498	$484,764
Issuance of Class A common stock:
Exercise of stock awards	6	(36)	—	—	—	(30)	—
Employee benefits	11	14,660	—	—	—	14,671	—
Employee Stock Purchase Plan	6	3,310	—	—	—	3,316	—
Non-cash, stock-based compensation	—	9,894	—	—	—	9,894	—
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	56	—	—	56	—
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	(33)	—	—	(33)	—
Foreign currency translation	—	—	98	—	—	98	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	79	79	22,023
Net income (loss) attributable to DISH Network	—	—	—	200,323	—	200,323	—
Balance, June 30, 2023	$5,338	$4,894,120	$(2,427)	$13,511,878	$1,963	$18,410,872	$506,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2023	2022
Cash Flows From Operating Activities:
Net income (loss)	$465,662	$988,853
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	511,707	344,564
Realized and unrealized losses (gains) on investments, derivatives and other	(32,524)	(56,440)
Non-cash, stock-based compensation	21,931	30,492
Deferred tax expense (benefit)	135,882	247,060
Changes in allowance for credit losses	667	(9,232)
Change in long-term deferred revenue and other long-term liabilities	8,997	61,690
Other, net	99,290	134,438
Changes in current assets and current liabilities, net	138,204	(275,128)
Net cash flows from operating activities	1,349,816	1,466,297

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(1,150,568)	(57,681)
Sales and maturities of marketable investment securities	1,253,987	2,929,427
Purchases of property and equipment	(1,576,360)	(1,286,181)
Capitalized interest related to FCC authorizations (Note 2)	(581,766)	(508,065)
Purchases of FCC authorizations, including deposits	(1,771)	(7,206,757)
Other, net	1,967	3,615
Net cash flows from investing activities	(2,054,511)	(6,125,642)

Cash Flows From Financing Activities:
Repayment of long-term debt and finance lease obligations	(51,055)	(42,928)
Redemption and repurchases of senior notes	(1,443,179)	(301,331)
Proceeds from issuance of senior notes	1,500,000	—
Repurchases of convertible notes	(139,002)	—
Early debt extinguishment gains (losses)	68,086	(1,126)
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	6,153	9,065
Debt issuance costs and debt (discount) premium	21,635	—
Other, net	(4,710)	(6,107)
Net cash flows from financing activities	(42,072)	(342,427)

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	(746,767)	(5,001,772)
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 5)	1,847,981	7,734,260
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 5)	$1,101,214	$2,732,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.Organization and Business Activities

Principal Business

DISH Network Corporation is a holding company. Its subsidiaries (which together with DISH Network Corporation are referred to as “DISH Network,” the “Company,” “we,” “us” and/or “our,” unless otherwise required by the context) operate two primary business segments: (1) Pay-TV; and (2) Wireless. Our Wireless business segment consists of two business units, Retail Wireless and 5G Network Deployment.

Pay-TV

We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear and on-demand streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“SLING TV”). As of June 30, 2023, we had 8.904 million Pay-TV subscribers in the United States, including 6.901 million DISH TV subscribers and 2.003 million SLING TV subscribers.

Wireless – Retail Wireless

We offer nationwide prepaid and postpaid retail wireless services to subscribers primarily under our Boost Mobile®, Boost Infinite® and Gen Mobile® brands (“Retail Wireless” services), as well as a competitive portfolio of wireless devices. Prepaid wireless subscribers generally pay in advance for monthly access to wireless talk, text, and data services. Postpaid wireless subscribers are qualified to pay after receiving wireless talk, text, and data services.

We are currently operating our Retail Wireless business unit primarily as a mobile virtual network operator (“MVNO”) as we continue our 5G Network Deployment and commercialize our 5G Network, as defined below. As an MVNO, today we depend on T-Mobile and AT&T to provide us with network services under the amended Master Network Services Agreement (“MNSA”) and Network Services Agreement (the “NSA”), respectively. Under the NSA, we expect AT&T will become our primary network services provider. As of June 30, 2023, we had 7.725 million Wireless subscribers.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

DISH Network Spectrum

We have invested a total of over $30 billion to acquire certain Wireless spectrum licenses. These Wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. We plan to commercialize our Wireless spectrum licenses through the completion of the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G network (our “5G Network Deployment”). We have committed to deploy a facilities-based 5G broadband network (our “5G Network”) capable of serving increasingly larger portions of the U.S. population at different deadlines, including 20% of the U.S. population by June 2022 and 70% of the U.S. population by June 2023.  If by June 2023, we are offering 5G broadband service to at least 50% of the U.S. population but less than 70% of the U.S. population, the 70% June 2023 deadline will be extended automatically to June 2025; however, as a result, we may, under certain circumstances, potentially be subject to certain penalties. On June 14, 2022, we announced we had successfully reached our 20% population coverage requirement. In addition, we announced and certified to the FCC that as of June 14, 2023, we offer 5G broadband service to over 73% of the U.S. population, or more than 246 million Americans nationwide, and have deployed over 16,000 5G cell sites.

As a result of us providing 5G broadband service to over 50% of the U.S. population by June 14, 2023, the final build-out deadlines were extended automatically to June 14, 2025 for us to offer 5G broadband service to at least 70% of the population in each Economic Area for the 700 MHz Licenses and AWS-4 Licenses and at least 75% of the population in each Economic Area for the H Block Licenses.

We may need to make significant additional investments or partner with others to, among other things, continue our 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as we continue our 5G Network Deployment, we have and may continue to incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure, software and third-party integration. As a result of these investments, among other factors, we plan to raise additional capital, which may not be available on favorable terms. We may also determine that additional wireless spectrum licenses may be required for our 5G Network Deployment and to compete effectively with other wireless service providers. See Note 9 and Note 10 for further information.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The AWS-3 Licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. The Northstar Entities and/or the SNR Entities may need to raise significant additional capital in the future, which may be obtained from third-party sources or from us, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential Northstar Re-Auction Payment and SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC. Depending upon the nature and scope of such commercialization, build-out and integration efforts, regulatory compliance, and potential Northstar Re-Auction Payment and SNR Re-Auction Payment, any loans, equity contributions or partnerships could vary significantly.

There can be no assurance that we will be able to obtain a profitable return on our noncontrolling investments in the Northstar Entities and the SNR Entities. See Note 10 for further information.

Other Developments

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

On February 28, 2023, we further disclosed that certain data had been extracted from our IT systems as part of this incident. Our investigation into the extent of the incident is now completed. We have determined that our customer databases were not accessed in this incident. However, we have confirmed that certain employee-related records as well as a limited number of other records containing personal information were among the data extracted. We have taken steps to protect the affected records and personal information, and we received confirmation that the extracted data has been deleted. While we have no evidence that this data has been misused, we have notified individuals whose data was extracted.

Our DISH TV, SLING TV and Retail Wireless services, along with our wireless and data networks remained operational at all times during the incident. As of March 31, 2023, all significant systems had been restored.

During the first quarter of 2023, we incurred substantially all of our cyber-security-related expenses for this matter, including, but not limited to, costs to remediate the incident and provide additional customer support. During the three months ended June 30, 2023, we have not incurred material expenses resulting from the cyber-security incident and do not expect to incur material expenses in future periods. During the six months ended June 30, 2023, we incurred approximately $30 million in cyber-security-related expenses, which are recorded in “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

The First Northstar Put Window closed in the first quarter of 2021. On October 21, 2022, we, through our wholly-owned subsidiary American II received notice that Northstar Manager exercised the Northstar Put Right effective as of October 21, 2022. The consummation of the sale is subject to approval by the FCC. The value of the Northstar Put Right has accrued to approximately $105 million as of June 30, 2023. If approved by the FCC, the sale will result in the elimination of all of our noncontrolling interest as it related to Northstar Wireless.

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

The First SNR Put Window closed in the first quarter of 2021. On November 15, 2021, we, through our wholly-owned subsidiary American III received notice that SNR Management exercised the SNR Put Right effective as of November 15, 2021. The consummation of the sale is subject to approval by the FCC. The value of the SNR Put Right has accrued to approximately $402 million as of June 30, 2023. If approved by the FCC, the sale will result in the elimination of all of our noncontrolling interest as it related to SNR Wireless.

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

As of June 30, 2023 and December 31, 2022, the aggregate value of Northstar Manager’s ownership interest in Northstar Spectrum and SNR Management’s ownership interest in SNR HoldCo was $507 million and $464 million, respectively, recorded as “Redeemable noncontrolling interests” on our Condensed Consolidated Balance Sheets.

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

We are currently preparing for the commercialization of our 5G Network Deployment. As a result, the interest expense related to the carrying amount of the 5G Network Deployment qualifying assets is being capitalized. The qualifying assets currently exceed the carrying value of our long-term debt and finance lease obligations, therefore substantially all of our interest expense is being capitalized. However, as the qualifying assets, including certain bands of wireless spectrum licenses, are placed into service, we no longer capitalize interest on those assets.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

As of June 30, 2023 and December 31, 2022, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses) and current liabilities (excluding the “Current portion of long-term debt and finance lease obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates. See Note 5 for the fair value of our marketable investment securities and derivative instruments.

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

Assets Recognized Related to the Costs to Obtain a Contract with a Subscriber

We recognize an asset for the incremental costs of obtaining a contract with a subscriber if we expect the benefit of those costs to be longer than one year.  We have determined that certain sales incentive programs in both our Pay-TV and Wireless segments, including those with our independent third-party retailers, meet the requirements to be capitalized, and payments made under these programs are capitalized and amortized to expense over the estimated subscriber life exceeding one year.  During the three months ended June 30, 2023 and 2022, we capitalized $82 million and $80 million, respectively, under these programs.  The amortization expense related to these programs was $97 million and $108 million for the three months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023 and 2022, we capitalized $166 million and $168 million, respectively, under these programs.  The amortization expense related to these programs was $194 million and $220 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, we had a total of $354 million and $381 million, respectively, capitalized, net of amortization, on our Condensed Consolidated Balance Sheets.  These amounts are capitalized in “Other current assets” and “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets, and then amortized in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Advertising Costs

We recognize advertising expense when incurred as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Advertising expenses totaled $165 million and $128 million for the three months ended June 30, 2023 and 2022, respectively. Advertising expenses totaled $293 million and $278 million for the six months ended June 30, 2023 and 2022, respectively.

Research and Development

Research and development costs are expensed as incurred and are included as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Research and development costs totaled $11 million and $12 million for the three months ended June 30, 2023 and 2022, respectively. Research and development costs totaled $22 million for each of the six months ended June 30, 2023 and 2022.

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

The following table presents EPS amounts for all periods and the basic and diluted weighted-average shares outstanding used in the calculation.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(In thousands, except per share amounts)
Net income (loss)	$222,424	$540,007	$465,662	$988,853
Less: Net income (loss) attributable to noncontrolling interests, net of tax	22,101	17,175	42,634	33,370
Net income (loss) attributable to DISH Network - Basic	200,323	522,832	423,028	955,483
Interest on dilutive Convertible Notes, net of tax (1)	—	—	—	—
Net income (loss) attributable to DISH Network - Diluted	$200,323	$522,832	$423,028	$955,483

Weighted-average common shares outstanding - Class A and B common stock:
Basic	533,008	530,091	532,155	529,582
Dilutive impact of Convertible Notes (2)	106,190	107,016	106,601	107,016
Dilutive impact of stock awards outstanding	21	16	82	67
Diluted	639,219	637,123	638,838	636,665

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$0.38	$0.99	$0.79	$1.80
Diluted net income (loss) per share attributable to DISH Network	$0.31	$0.82	$0.66	$1.50

(1)	For both the three and six months ended June 30, 2023 and 2022, substantially all of our interest expense was capitalized. See Note 2 for further information.
(2)	Excludes all shares of our Convertible Notes repurchased during the three months ended June 30, 2023 in open market trades. See Note 9 for further information.

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

	As of June 30,
	2023	2022

	(In thousands)
Anti-dilutive stock awards	15,416	11,261
Performance/market based options	13,853	15,879
Restricted Performance Units/Awards	—	1,207
Common stock warrants	46,029	46,029
Total	75,298	74,376

4.Supplemental Data - Statements of Cash Flows

The following table presents certain supplemental cash flow and other non-cash data. See Note 8 for supplemental cash flow and non-cash data related to leases.

	For the Six Months Ended
	June 30,
	2023	2022

	(In thousands)
Cash paid for interest (including capitalized interest)	$670,379	$528,058
Cash received for interest	8,454	5,840
Cash paid for income taxes	17,562	34,324
Capitalized interest (1)	648,488	532,494
Employee benefits paid in Class A common stock	14,671	26,326
Vendor financing	57,930	49,407
FCC licenses reclassification	—	122,657
Accrued wireless equipment purchases	467,040	448,130
Asset retirement obligation	54,351	81,737
Unsettled repurchases of senior notes	—	35,000

(1)	See Note 2 for further information.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

5.	Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	June 30,	December 31,
	2023	2022

	(In thousands)
Marketable investment securities:
Current marketable investment securities:
Strategic - available-for-sale	$144	$144
Strategic - trading/equity	83	655
Other	747,522	835,184
Total current marketable investment securities	747,749	835,983
Restricted marketable investment securities (1)	41,098	41,689
Total marketable investment securities	788,847	877,672

Restricted cash and cash equivalents (1)	65,982	62,925

Other investment securities:
Other investment securities	177,506	168,200
Total other investment securities	177,506	168,200

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$1,032,335	$1,108,797

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash, cash equivalents and marketable investment securities” on our Condensed Consolidated Balance Sheets.

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

Current Marketable Investment Securities – Strategic

Our current strategic marketable investment securities portfolio includes and may include strategic and financial debt and/or equity investments in private and public companies that are highly speculative and have experienced and continue to experience volatility. As of June 30, 2023, this portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers. The fair value of certain of the debt and equity securities in this portfolio can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of June 30, 2023 and December 31, 2022, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit and trusts.

Other Investment Securities

We have strategic investments in certain debt and/or equity securities that are included in noncurrent “Other investment securities” on our Condensed Consolidated Balance Sheets. Our debt securities are classified as available-for-sale and are recorded at fair value, and our equity securities are accounted for using the equity method of accounting or recorded at fair value. Certain of our equity method investments are detailed below.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	June 30, 2023				December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(In thousands)
Cash equivalents (including restricted)	$815,719	$191,145	$624,574	$—	$1,620,458	$174,050	$1,446,408	$—

Debt securities (including restricted):
U.S. Treasury and agency securities	$2,621	$2,621	$—	$—	$22,824	$22,824	$—	$—
Commercial paper	756,225	—	756,225	—	696,324	—	696,324	—
Corporate securities	27,428	—	27,428	—	156,380	—	156,380	—
Other	2,490	—	2,346	144	1,489	—	1,345	144
Equity securities	83	83	—	—	655	655	—	—
Total	$788,847	$2,704	$785,999	$144	$877,672	$23,479	$854,049	$144

As of June 30, 2023, restricted and non-restricted marketable investment securities included debt securities of $786 million with contractual maturities within one year and $3 million with contractual maturities extending longer than one year through and including five years. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Derivative Instruments

We have the option to purchase certain of T-Mobile’s 800 MHz spectrum licenses from T-Mobile at a fixed price.  This instrument meets the definition of a derivative and is valued based upon, among other things, our estimate of the underlying asset price, the expected term, volatility, the risk free rate of return and the probability of us exercising the option. The instrument acquisition date fair value was $713 million. The derivative is remeasured quarterly. As of June 30, 2023 and December 31, 2022, the derivative’s fair value was $1.656 billion and $1.693 billion, respectively, and is included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets. All changes in the derivative’s fair value are recorded in “Other, net” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) until the option is either exercised or expires. See the table below. If we elect to exercise the option and purchase these licenses, we will record the licenses at fair value at that date in “FCC authorizations” on our Condensed Consolidated Balance Sheets. If we elect to not exercise the option or it expires, we will expense the derivative’s fair value at that date on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and are potentially subject to pay T-Mobile a fee of approximately $72 million per the Spectrum Purchase Agreement under certain circumstances. See our Annual Report on Form 10-K for the year ended December 31, 2021 for further information on the Spectrum Purchase Agreement.

On June 30, 2023, the Department of Justice provided notice to the United States District Court for the District of Columbia that, pursuant to its discretion under the Final Judgment, it granted a 60-day extension of the deadline for T-Mobile to divest the 800 MHz spectrum licenses, which expires on August 30, 2023. We are currently in negotiations with T-Mobile.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Gains and Losses on Sales and Changes in Carrying Amounts of Investments and Other

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Other, net:	2023	2022	2023	2022

	(In thousands)
Marketable and non-marketable investment securities - realized and unrealized gains (losses)	$1,720	$37	$1,412	$(411)
Derivative instruments - net realized and/or unrealized gains (losses)	(8,013)	15,000	(36,974)	58,000
Gains (losses) related to early redemption of debt (1)	68,037	(1,143)	68,086	(1,149)
Equity in earnings (losses) of affiliates	(929)	857	(2,380)	1,257
Other	477	(976)	627	(1,374)
Total	$61,292	$13,775	$30,771	$56,323

(1)	This change primarily resulted from repurchases of our Convertible Notes during the three months ended June 30, 2023.

6.Inventory

Inventory consisted of the following:

	As of
	June 30,	December 31,
	2023	2022

	(In thousands)
Finished goods	$437,100	$447,322
Work-in-process and service repairs	29,953	19,351
Raw materials	23,621	35,700
Total inventory	$490,674	$502,373

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

7.Property and Equipment and Intangible Assets

Property and Equipment

Property and equipment consisted of the following:

	Depreciable			As of
	Life			June 30,	December 31,
	(In Years)			2023	2022

				(In thousands)
Equipment leased to customers	2	-	5	$1,270,401	$1,318,272
Satellites	4	-	15	1,718,865	1,718,865
Satellites acquired under finance lease agreements		15		344,447	344,447
Furniture, fixtures, equipment and other	2	-	20	1,219,583	1,215,496
5G Network Deployment equipment (1)	3	-	15	2,027,545	770,153
Software	3	-	6	1,485,225	1,354,656
Buildings and improvements	5	-	40	382,058	380,519
Land		-		17,513	17,513
Construction in progress		-		3,436,687	3,170,623
Total property and equipment				11,902,324	10,290,544
Accumulated depreciation				(4,963,710)	(4,650,425)
Property and equipment, net				$6,938,614	$5,640,119

(1)	Includes 5G Network Deployment assets acquired under finance lease agreements.

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(In thousands)
Equipment leased to customers	$44,891	$49,757	$91,607	$101,030
Satellites	32,955	36,081	69,037	75,887
Buildings, furniture, fixtures, equipment and other	14,579	9,798	27,319	24,375
5G Network Deployment equipment	75,729	4,621	136,881	8,324
Software	52,634	32,914	95,976	62,749
Intangible assets	45,222	35,052	90,887	72,199
Total depreciation and amortization	$266,010	$168,223	$511,707	$344,564

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation and amortization expense related to satellites, equipment leased to customers, or our 5G Network Deployment equipment and software.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Satellites

Pay-TV Satellites. We currently utilize ten satellites in geostationary orbit approximately 22,300 miles above the equator, seven of which we own and depreciate over their estimated useful life. We also lease three satellites from third parties: Ciel II and Anik F3, which are accounted for as operating leases, and Nimiq 5, which is accounted for as a finance lease and is depreciated over its economic life.

As of June 30, 2023, our pay-TV satellite fleet consisted of the following:

		Degree	Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar X	February 2006	110	N/A
EchoStar XI	July 2008	110	N/A
EchoStar XIV	March 2010	119	N/A
EchoStar XV	July 2010	61.5	N/A
EchoStar XVI	November 2012	61.5	N/A
EchoStar XVIII	June 2016	61.5	N/A
EchoStar XXIII	March 2017	110	N/A

Under Construction:
EchoStar XXV	2026	110	N/A

Leased from Other Third-Party:
Anik F3	April 2007	118.7	April 2025
Ciel II (1)	December 2008	129	July 2023
Nimiq 5	September 2009	72.7	September 2024

(1)	We no longer lease this satellite.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The components of lease expense were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(In thousands)
Operating lease cost (1)	$122,901	$76,810	$234,334	$137,912

Short-term lease cost (2)	2,703	3,385	5,421	6,939

Finance lease cost:
Amortization of right-of-use assets	13,133	6,048	40,189	15,941
Interest on lease liabilities	3,824	2,426	7,394	5,158
Total finance lease cost	16,957	8,474	47,583	21,099
Total lease costs	$142,561	$88,669	$287,338	$165,950

(1)	The increase in operating lease cost is primarily related to communication tower leases.
(2)	Leases that have terms of 12 months or less.

Supplemental cash flow information related to leases was as follows:

	For the Six Months Ended
	June 30,
	2023	2022

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$142,803	$55,764
Operating cash flows from finance leases	$6,796	$4,218
Financing cash flows from finance leases	$24,617	$18,444

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$407,195	$900,154
Finance leases	$51,110	$31,812

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Supplemental balance sheet information related to leases was as follows:

	As of
	June 30,	December 31,
	2023	2022

	(In thousands)
Operating Leases:
Operating lease assets	$2,965,682	$2,687,522

Other current liabilities	$250,150	$194,030
Operating lease liabilities	2,995,945	2,687,883
Total operating lease liabilities	$3,246,095	$2,881,913

Finance Leases:
Property and equipment, gross	$462,887	$411,778
Accumulated depreciation	(343,991)	(303,802)
Property and equipment, net	$118,896	$107,976

Other current liabilities	$58,748	$48,066
Other long-term liabilities	91,098	75,287
Total finance lease liabilities	$149,846	$123,353

Weighted Average Remaining Lease Term:
Operating leases	11.3 years	11.8 years
Finance leases	2.5 years	2.7 years

Weighted Average Discount Rate:
Operating leases	7.9%	7.3%
Finance leases	9.7%	9.8%

Maturities of lease liabilities as of June 30, 2023 were as follows:

	Maturities of Lease Liabilities
	Operating	Finance
For the Years Ending December 31,	Leases	Leases	Total

	(In thousands)
2023 (remaining six months)	$171,308	$37,665	$208,973
2024	364,393	61,934	426,327
2025	400,394	34,344	434,738
2026	431,629	36,588	468,217
2027	434,407	2,574	436,981
Thereafter	3,295,037	—	3,295,037
Total lease payments	5,097,168	173,105	5,270,273
Less: Imputed interest	(1,851,073)	(23,259)	(1,874,332)
Total	3,246,095	149,846	3,395,941
Less: Current portion	(250,150)	(58,748)	(308,898)
Long-term portion of lease obligations	$2,995,945	$91,098	$3,087,043

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

9.Long-Term Debt and Finance Lease Obligations

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of June 30, 2023 and December 31, 2022:

	As of
	June 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In thousands)
5% Senior Notes due 2023 (1)	$—	$—	$1,443,179	$1,441,635
2 3/8% Convertible Notes due 2024 (2)	995,000	886,794	1,000,000	906,970
5 7/8% Senior Notes due 2024	2,000,000	1,767,940	2,000,000	1,870,940
0% Convertible Notes due 2025 (3)	1,957,197	1,042,070	2,000,000	1,287,540
7 3/4% Senior Notes due 2026	2,000,000	1,239,220	2,000,000	1,620,280
3 3/8% Convertible Notes due 2026 (4)	2,908,801	1,468,945	3,000,000	1,894,230
5 1/4% Senior Secured Notes due 2026	2,750,000	2,217,655	2,750,000	2,336,813
11 3/4% Senior Secured Notes due 2027 (5)	3,500,000	3,420,340	2,000,000	2,071,240
7 3/8% Senior Notes due 2028	1,000,000	541,430	1,000,000	708,320
5 3/4% Senior Secured Notes due 2028	2,500,000	1,878,475	2,500,000	2,013,675
5 1/8% Senior Notes due 2029	1,500,000	705,975	1,500,000	976,755
Other notes payable	121,463	121,463	138,303	138,303
Subtotal	21,232,461	$15,290,307	21,331,482	$17,266,700
Unamortized deferred financing costs and other debt discounts, net	(72,838)		(105,697)
Finance lease obligations (6)	149,846		123,353
Total long-term debt and finance lease obligations (including current portion)	$21,309,469		$21,349,138

(1)	We had repurchased or redeemed the principal balance of our 5% Senior Notes due 2023 as of March 15, 2023, the instrument’s maturity date.
(2)	During the three and six months ended June 30, 2023, we repurchased approximately $5 million of our 2 3/8% Convertible Notes due 2024 in open market trades. The remaining balance of approximately $995 million matures on March 15, 2024. Our 2 3/8% Convertible Notes due 2024 mature on March 15, 2024 and are included in “Current portion of long-term debt and finance lease obligations” on our Condensed Consolidated Balance Sheets as of June 30, 2023.
(3)	During the three and six months ended June 30, 2023, we repurchased approximately $43 million of our 0% Convertible Notes due 2025 in open market trades. The remaining balance of approximately $1.957 billion matures on December 15, 2025.
(4)	During the three and six months ended June 30, 2023, we repurchased approximately $91 million of our 3 3/8% Convertible Notes due 2026 in open market trades. The remaining balance of approximately $2.909 billion matures on August 15, 2026.
(5)	On January 26, 2023, we issued an additional $1.5 billion aggregate principal amount of our 11 3/4% Senior Secured Notes due 2027.
(6)	Disclosure regarding fair value of finance leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Future Capital Requirements

We have and expect to continue to incur significant expenditures in 2023 related to our 5G Network Deployment, including, but not limited to, capital expenditures associated with our 5G Network Deployment, and the potential purchase of additional wireless spectrum licenses.  The amount of capital required will also depend on, among other things, debt maturities (as detailed in the table above) and the levels of investment necessary to support potential strategic initiatives that may arise from time to time. We do not currently have cash, marketable investment securities balances and/or projected future cash flows to fully fund our convertible notes due in 2024 with a remaining aggregate principal balance of $995 million, which mature on March 15, 2024. Since we reached our 5G Network Deployment milestone of 70% of the U.S. population, we expect our capital expenditures will decline as we prepare for our next significant build-out requirement in 2025.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

3 3/8% Convertible Notes due 2026

On August 8, 2016, we issued $3.0 billion aggregate principal amount of the Convertible Notes due August 15, 2026 in a private offering. Interest accrues at an annual rate of 3 3/8% and is payable semi-annually in cash, in arrears on February 15 and August 15 of each year.

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

Intercompany Loan

The net proceeds from the offering of our 5 1/4% Senior Secured Notes due 2026 and our 5 3/4% Senior Secured Notes due 2028 (the “Senior Notes”) issued on November 26, 2021 were used by DISH DBS to make an intercompany loan to DISH Network pursuant to a Loan and Security Agreement dated November 26, 2021 (together with potential future advances to DISH Network, the “Intercompany Loan”) between DISH DBS and DISH Network in order to finance the purchase of wireless spectrum licenses and for general corporate purposes, including our 5G Network Deployment. The Intercompany Loan will mature in two tranches, with the first tranche maturing on December 1, 2026 (the “2026 Tranche”) and the second tranche maturing on December 1, 2028 (the “2028 Tranche”). DISH DBS may make additional advances to DISH Network under the Intercompany Loan, and on February 11, 2022, DISH DBS advanced an additional $1.5 billion to DISH Network under the Intercompany Loan 2026 Tranche. Interest accrues and is payable semiannually, and interest payments with respect to the Intercompany Loan are, at our option, payable in kind for the first two years. In the third year, a minimum of 50% of each interest payment due with respect to each tranche of the Intercompany Loan must be paid in cash. Thereafter, interest payments must be paid in cash. Interest will accrue: (a) when paid in cash, at a fixed rate of 0.25% per annum in excess of the interest rate applicable to, in the case of the 2026 Tranche, the 5 1/4% Senior Secured Notes due 2026, and in the case of the 2028 Tranche, the 5 3/4% Senior Secured Notes due 2028 (each, the “Cash Accrual Rate” with respect to the applicable tranche); and (b) when paid in kind, at a rate of 0.75% per annum in excess of the Cash Accrual Rate for the applicable tranche. As of June 30, 2023, the total Intercompany Loan amount outstanding plus interest paid in kind was $7.382 billion. The cash proceeds of the Intercompany Loan of $6.750 billion were paid to the FCC in connection with Weminuche’s winning bids in Auction 110. As a result, the Intercompany Loan is secured by Weminuche’s interest in the wireless spectrum licenses acquired in Auction 110 with such cash proceeds up to the total loan amount outstanding including interest paid in kind. The remaining balance of our winning bids of approximately $455 million was paid from cash and marketable investment securities balances at that time, for a total of approximately $7.205 billion. Under certain circumstances, DISH Network wireless spectrum licenses (valued based upon a third-party valuation) may be substituted for the collateral. The Intercompany Loan is not included as collateral for the Senior Secured Notes, and the Senior Secured Notes are subordinated to DISH DBS’s existing and certain future unsecured notes with respect to certain realizations under the Intercompany Loan and any collateral pledged as security for the Intercompany Loan.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

10.Commitments and Contingencies

Commitments

Future maturities of our long-term debt, finance lease and contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 have not changed materially, other than those disclosed below.

“Other long-term obligations” totaled $13.845 billion as of June 30, 2023 and $15.115 billion as of December 31, 2022, a decrease of $1.270 billion as of June 30, 2023. This decrease primarily resulted from the non-cash recognition of approximately $259 million of communication tower leases recorded as “Operating lease assets” and “Operating lease liabilities” on our Condensed Consolidated Balance Sheets and payments made for 2023 obligations, partially offset by contractual commitments, including, but not limited to, our satellite under construction, EchoStar XXV. As of June 30, 2023, our future “Other long-term obligations” were as follows:

For the Years Ending December 31,	Other Long-Term Obligations (1)
(In thousands)
2023 (remaining six months)	$2,265,643
2024	2,394,912
2025	1,666,046
2026	1,469,190
2027	1,095,142
Thereafter	4,953,949
Total	$13,844,882

(1)	Represents minimum contractual commitments related to communication tower obligations, certain 5G Network Deployment commitments, obligations under the NSA with AT&T and the MNSA with T-Mobile, radios, software and integration services and satellite related and other obligations.

In certain circumstances, the dates on which we are obligated to make these payments could be delayed.

We currently expect capital expenditures, excluding capitalized interest, for our 5G Network Deployment to be approximately $10 billion, including amounts incurred in 2021, 2022 and in the first six months of 2023, of which approximately $2.040 billion is included in the table above in “Other long-term obligations.”

Agreements in Connection with the Asset Purchase Agreement

On July 1, 2020, we completed the Boost Mobile Acquisition. In connection with the closing of the Boost Mobile Acquisition, we and T-Mobile entered into, among other things, the Spectrum Purchase Agreement (as defined in our Annual Report on Form 10-K for the year ended December 31, 2021) for approximately $3.59 billion. If we elect to not exercise the option to purchase the 800 MHz licenses pursuant to the Spectrum Purchase Agreement or it expires, we are potentially subject to pay T-Mobile a fee of approximately $72 million per the Spectrum Purchase Agreement, under certain circumstances. The $3.59 billion and the $72 million are not included in “Other long-term obligations” above.

On June 30, 2023, the Department of Justice provided notice to the United States District Court for the District of Columbia that, pursuant to its discretion under the Final Judgment, it granted a 60-day extension of the deadline for T-Mobile to divest the 800 MHz spectrum licenses, which expires on August 30, 2023. We are currently in negotiations with T-Mobile.

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

Wireless Spectrum Licenses

These Wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements that are summarized in the table below:

	Carrying	Build-Out Deadlines		Expiration
	Amount	Interim	Final	Date
	(In thousands)
Owned:
DBS Licenses (1)	$677,409
700 MHz Licenses (2)	711,871		June 14, 2025 (3)	June 2023 (4)
AWS-4 Licenses (2)	1,940,000		June 14, 2025 (3)	June 2023 (4)
H Block Licenses (2)	1,671,506		June 14, 2025 (5)	June 2023 (4)
600 MHz Licenses	6,213,335		June 14, 2025 (6)	June 2029
MVDDS Licenses (1)	24,000			August 2024
LMDS Licenses (1)	—			September 2028
28 GHz Licenses	2,883		October 2, 2029 (7)	October 2029
24 GHz Licenses	11,772		December 11, 2029 (7)	December 2029
37 GHz, 39 GHz and 47 GHz Licenses	202,533		June 4, 2030 (7)	June 2030
3550-3650 MHz Licenses	912,939		March 12, 2031 (7)	March 2031
3.7-3.98 GHz Licenses	2,731	July 23, 2029 (7)	July 23, 2033 (7)	July 2036
3.45–3.55 GHz Licenses	7,327,989	May 4, 2026 (7)	May 4, 2030 (7)	May 2037
1695-1710 MHz, 1755-1780 MHz, and 2155-2180 MHz	972		March 30, 2024 (8)	March 2026
Subtotal	19,699,940
Noncontrolling Investments:
Northstar	5,618,930		October 2025 (9)	October 2025 (9)
SNR	4,271,459		October 2025 (9)	October 2025 (9)
Total AWS-3 Licenses	9,890,389

Capitalized Interest (10)	7,935,128
Total as of June 30, 2023	$37,525,457

(1)	The build-out deadlines for these licenses have been met.
(2)	The interim build-out deadlines for these licenses have been met.
(3)	In a July 14, 2023 filing to the FCC, we certified that we were offering 5G broadband service to at least 70% of the United States population as of June 14, 2023, and certified to meeting other FCC related commitments. As a result of us providing 5G broadband service to over 50% of the U.S. population by June 14, 2023, the final build-out deadlines were extended automatically to June 14, 2025. For these licenses, we must offer 5G broadband service to at least 70% of the population in each Economic Area (which is a service area established by the FCC).
(4)	We have timely filed a renewal application.
(5)	In a July 14, 2023 filing to the FCC, we certified that we were offering 5G broadband service to at least 70% of the United States population as of June 14, 2023, and certified to meeting other FCC related commitments. As a result of us providing 5G broadband service to over 50% of the U.S. population by June 14, 2023, the final build-out deadlines were extended automatically to June 14, 2025. For these licenses, we must offer 5G broadband service to at least 75% of the population in each Economic Area (which is a service area established by the FCC).

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(6)	For these licenses, we must offer 5G broadband service to at least 75% of the population in each Partial Economic Area (which is a service area established by the FCC) by this date. We have also acquired certain additional 600 MHz licenses through private transactions. These licenses are currently subject to their original FCC buildout deadlines.
(7)	There are a variety of build-out options and associated build-out metrics associated with these licenses.
(8)	For these licenses, we must provide reliable signal coverage and offer service to at least 75% of the population of each license area by this date.
(9)	For these licenses, Northstar Wireless and SNR Wireless must provide reliable signal coverage and offer service to at least 75% of the population of each license area by this date. The AWS-3 interim build-out requirement was not met and as a result, the AWS-3 expiration date and the AWS-3 final build-out requirement have been accelerated by two years (from October 2027 to October 2025) for each AWS-3 License area in which Northstar Wireless and SNR Wireless did not meet the requirement.
(10)	See Note 2 for further information.

Commercialization of Our Wireless Spectrum Licenses and Related Assets. We plan to commercialize our Wireless spectrum licenses through our 5G Network Deployment. We have committed to deploy our 5G Network capable of serving increasingly larger portions of the U.S. population at different deadlines, including 20% of the U.S. population by June 2022 and 70% of the U.S. population by June 2023.  If by June 2023, we are offering 5G broadband service to at least 50% of the U.S. population but less than 70% of the U.S. population, the 70% June 2023 deadline will be extended automatically to June 2025; however, as a result, we may, under certain circumstances, potentially be subject to certain penalties. On June 14, 2022, we announced we had successfully reached our 20% population coverage requirement. In addition, we announced and certified to the FCC that as of June 14, 2023, we offer 5G broadband service to over 73% of the U.S. population, or more than 246 million Americans nationwide, and have deployed over 16,000 5G cell sites. We currently expect capital expenditures, excluding capitalized interest, for our 5G Network Deployment to be approximately $10 billion, including amounts incurred in 2021, 2022 and the first six months of 2023. See Note 2 for further information.

As a result of us providing 5G broadband service to over 50% of the U.S. population by June 14, 2023, the final build-out deadlines were extended automatically to June 14, 2025 for us to offer 5G broadband service to at least 70% of the population in each Economic Area for the 700 MHz Licenses and AWS-4 Licenses and at least 75% of the population in each Economic Area for the H Block Licenses.

We may need to make significant additional investments or partner with others to, among other things, continue our 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as we continue our 5G Network Deployment, we have and may continue to incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure, software and third-party integration. As a result of these investments, among other factors, we plan to raise additional capital, which may not be available on favorable terms. See Note 9 for further information. We may also determine that additional wireless spectrum licenses may be required for our 5G Network Deployment and to compete effectively with other wireless service providers.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

FCC Order and October 2015 Arrangements. On August 18, 2015, the FCC released a Memorandum Opinion and Order, FCC 15-104 (the “Order”) in which the FCC determined, among other things, that DISH Network has a controlling interest in, and is an affiliate of, Northstar Wireless and SNR Wireless, and therefore DISH Network’s revenues should be attributed to them, which in turn makes Northstar Wireless and SNR Wireless ineligible to receive the 25% bidding credits (approximately $1.961 billion for Northstar Wireless and $1.370 billion for SNR Wireless). On November 23, 2020, the FCC released a Memorandum Opinion and Order on Remand, FCC 20-160, that found that Northstar Wireless and SNR Wireless are not eligible for bidding credits based on the FCC’s determination that they remain under DISH Network’s de facto control. Northstar Wireless and SNR Wireless have appealed the FCC’s order to the D.C. Circuit Court of Appeals. On June 21, 2022, the United States Court of Appeals for the District of Columbia issued an Opinion rejecting this challenge. On January 17, 2023, Northstar Wireless filed a petition for a writ of certiorari asking the United States Supreme Court to hear a further appeal, but that petition was denied on June 30, 2023.

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

Order on Remand.  On January 24, 2018, the FCC released an Order on Remand, DA 18-70 (the “Order on Remand”) purporting to establish a procedure to afford Northstar Wireless and SNR Wireless the opportunity to implement a Cure pursuant to the Appellate Decision.  On June 8, 2018, Northstar Wireless and SNR Wireless each filed amended agreements to demonstrate that, in light of such changes, each of Northstar Wireless and SNR Wireless qualified for the very small business bidding credit that it sought in the AWS-3 Auction.  Northstar Wireless and SNR Wireless filed a Joint Application for Review of the Order on Remand requesting, among other things, an iterative negotiation process with the FCC regarding a Cure, which was denied on July 12, 2018.  The pleading cycle established in the Order on Remand concluded in October 2018.  On November 23, 2020, the FCC issued a Memorandum Opinion and Order that concluded, among other things, that DISH Network retained de facto control over Northstar Wireless and SNR Wireless and denied the very small business bidding credit sought by Northstar Wireless and SNR Wireless, even though the parties had eliminated or significantly modified every provision previously deemed to have been disqualifying by the FCC.  Northstar Wireless and SNR Wireless timely filed an appeal of the FCC’s 2020 decision. On June 21, 2022, the United States Court of Appeals for the District of Columbia issued an Opinion rejecting this challenge. On January 17, 2023, Northstar Wireless filed a petition for a writ of certiorari asking the United States Supreme Court to hear a further appeal, but that petition was denied on June 30, 2023.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On October 21, 2022, we, through our wholly-owned subsidiary American II received notice that Northstar Manager exercised the Northstar Put Right effective as of October 21, 2022. The value of the Northstar Put Right has accrued to approximately $105 million as of June 30, 2023. The consummation of the sale is subject to approval by the FCC. We expect to fund this obligation from cash and marketable investment securities balances at that time.

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

On November 15, 2021, we, through our wholly-owned subsidiary American III received notice that SNR Management exercised the SNR Put Right effective as of November 15, 2021. The value of the SNR Put Right has accrued to approximately $402 million as of June 30, 2023. The consummation of the sale is subject to approval by the FCC. We expect to fund this obligation from cash and marketable investment securities balances at that time.

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

As of June 30, 2023 and December 31, 2022, the aggregate value of Northstar Manager’s ownership interest in Northstar Spectrum and SNR Management’s ownership interest in SNR HoldCo was $507 million and $464 million, respectively, recorded as “Redeemable noncontrolling interests” on our Condensed Consolidated Balance Sheets.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The Northstar Entities and/or the SNR Entities may need to raise significant additional capital in the future, which may be obtained from third-party sources or from us, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential Northstar Re-Auction Payment and SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC. Depending upon the nature and scope of such commercialization, build-out and integration efforts, regulatory compliance, and potential Northstar Re-Auction Payment and SNR Re-Auction Payment, any loans, equity contributions or partnerships could vary significantly. There can be no assurance that we will be able to obtain a profitable return on our noncontrolling investments in the Northstar Entities and the SNR Entities.

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

In an order dated January 31, 2023, the Court granted in part and denied in part DISH Network L.L.C.’s and DISH Technologies L.L.C.’s motion for summary judgment. Thereafter, ClearPlay narrowed its case to three asserted claims: one under the 799 patent and two under the 970 patent. Following a two-week trial, on March 10, 2023, the jury returned a verdict that DISH Network L.L.C. and DISH Technologies L.L.C. infringed each of the asserted patent claims (though not willfully), and awarded damages of $469 million. That verdict became moot on March 21, 2023, when the trial court indicated that it would grant DISH Network L.L.C.’s and DISH Technologies L.L.C.’s motion for judgment as a matter of law, thus effectively vacating the jury award. On June 2, 2023, the Court entered its formal order granting judgment as a matter of law.

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

Cyber-security Class Actions

On May 9, 2023, Susan Owen-Brooks, an alleged customer, filed a putative class action complaint against us in the United States District Court for the District of Colorado. She purports to represent a nationwide class of all individuals in the United States who allegedly had private information stolen as a result of the February 23, 2023 Cyber-security Incident (and a North Carolina statewide subclass of the same individuals). On behalf of the nationwide class, she alleges claims for contractual breaches, negligence and unjust enrichment (and, on behalf of the North Carolina subclass only, violation of the North Carolina Deceptive Trade Practices Act), and seeks monetary damages, injunctive relief and a declaratory judgment. Since that filing, ten additional putative class action complaints have been filed in the United States District Court for the District of Colorado, purporting to represent the same nationwide class of people, and Owen-Brooks has filed an amended complaint. Certain of the plaintiffs have filed a motion to have the cases consolidated.

We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Digital Broadcasting Solutions, LLC

On August 29, 2022, Digital Broadcasting Solutions, LLC filed a complaint against our wholly-owned subsidiaries DISH Network L.L.C. and DISH Technologies L.L.C. in the United States District Court for the Eastern District of Texas. The complaint alleges infringement of U.S. Patent No. 8,929,710 (the “710 patent”) and U.S. Patent No. 9,538,122 (the “122 patent”), each entitled “System and method for time shifting at least a portion of a video program.” Generally, the plaintiff contends that the AutoHop feature of our Hopper® set-top boxes infringes the asserted patents. On June 21, 2023, the Court granted the motion of DISH Network L.L.C. and DISH Technologies L.L.C. to have the case transferred to the United States District Court for the District of Colorado.

In May 2023, DISH Network L.L.C. and DISH Technologies L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of all claims of the 710 patent and the 122 patent.

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

Entropic Communications, LLC (second action)

On February 10, 2023, Entropic filed a second lawsuit against us and our wholly-owned subsidiaries DISH Network L.L.C., Dish Network Service L.L.C. and Dish Network California Service Corporation in the United States District Court for the Central District of California. The complaint alleges infringement of U.S. Patent No. 7,295,518 (the “518 patent”), entitled “Broadband network for coaxial cable using multi-carrier modulation”; U.S. Patent No. 7,594,249 (the “249 patent”), entitled “Network interface device and broadband local area network using coaxial cable”; U.S. Patent Nos. 7,889,759 (the “759 patent”), entitled “Broadband cable network utilizing common bit-loading”; U.S. Patent No. 8,085,802 (the “802 Patent”), entitled “Multimedia over coaxial cable access protocol”; U.S. Patent No. 9,838,213 (the “213 patent”), entitled “Parameterized quality of service architecture in a network”; U.S. Patent No. 10,432,422 (the “422 patent”), entitled “Parameterized quality of service architecture in a network”; U.S. Patent No. 8,631,450 (the “450 patent”), entitled “Broadband local area network”; U.S. Patent No. 8,621,539 (the “539 patent”), entitled “Physical layer transmitter for use in a broadband local area network”; U.S. Patent No. 8,320,566 (the “0,566 patent”), entitled “Method and apparatus for performing constellation scrambling in a multimedia home network”; U.S. Patent No. 10,257,566 (the “7,566 patent”), entitled “Broadband local area network”; U.S. Patent No. 8,228,910 (the “910 Patent”), entitled “Aggregating network packets for transmission to a destination mode”; and U.S. Patent No. 8,363,681 (the “681 patent”), entitled “Method and apparatus for using ranging measurements in a multimedia home network.” Generally, the patents relate to Multimedia over Coax Alliance standards and the manner in which we provide a whole-home DVR network over an on-premises coaxial cable network. Entropic has asserted the same patents in the same court against Comcast, Cox and DirecTV.

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

On July 3, 2018, Sling TV L.L.C., Sling Media L.L.C., DISH Network L.L.C., and DISH Technologies L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of each of the asserted patents. On January 31, 2019, the United States Patent and Trademark Office agreed to institute proceedings on our petitions, and it held trial on the petitions on December 5, 2019. On January 17, 2020, the United States Patent and Trademark Office terminated the petitions as time-barred, but issued a final written decision invalidating the 535 patent to third parties that had timely joined in our petition (and, on January 10, 2020, issued a final written decision invalidating the 535 patent in connection with a third-party’s independent petition). On March 16, 2020, Sling TV L.L.C., Sling Media L.L.C., DISH Network L.L.C., and DISH Technologies L.L.C. filed a notice of appeal from the terminated petitions to the United States Court of Appeals for the Federal Circuit. On June 29, 2020, the United States Patent and Trademark Office filed a notice of intervention in the appeal. On March 16, 2021, the Court of Appeals dismissed the appeal for lack of jurisdiction. On April 29, 2021, Sling TV L.L.C., Sling Media L.L.C., DISH Network L.L.C., and DISH Technologies L.L.C. filed a petition for rehearing, which was denied on June 28, 2021. On January 12, 2021, Realtime Adaptive Streaming filed a notice of dismissal of its claims on the 535 patent.

On July 30, 2021, the District Court granted summary judgment in favor of DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C., holding that the remaining asserted patent, the 610 patent, is invalid because it claims patent-ineligible abstract subject matter. Realtime Adaptive Streaming appealed that ruling to the United States Court of Appeals for the Federal Circuit, and on May 11, 2023, that Court affirmed the District Court’s summary judgment order. Independently, on September 21, 2021, in connection with an ex parte reexamination of the validity of the 610 patent, an examiner at the United States Patent and Trademark Office issued a final office action rejecting each asserted claim of the 610 patent as invalid over the cited prior art. On April 19, 2023, the Patent Trial and Appeal Board rejected Realtime Adaptive Streaming’s appeal and affirmed the examiner’s rejection of the asserted claims of the 610 patent. Realtime did not further appeal the Patent Trial and Appeal Board’s determination and, thus, the asserted claims of the 610 patent will be canceled. As a result, DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C. no longer face any possible exposure from this matter, and the liability phase of this case is concluded.

On January 21, 2022, the District Court granted the motion by DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C. to have the case declared “exceptional,” and on September 20, 2022, awarded them $3.9 million in attorneys’ fees. Realtime Adaptive Streaming filed a notice of appeal to the United States Court of Appeals for the Federal Circuit from the exceptionality and fee award orders, and that appeal is now fully briefed.

SafeCast Limited

On June 27, 2022, SafeCast Limited filed a complaint against us in the United States District Court for the Western District of Texas. The complaint alleges that we infringe U.S. Patent No. 9,392,302, entitled “System for providing improved facilities in time-shifted broadcasts” (the “302 patent”). On the same day, it brought complaints in the same court asserting infringement of the same patent against AT&T, Google, HBO, NBCUniversal, Paramount and Verizon. On October 24, 2022, in response to the parties’ joint motion, the Court ordered the case against us transferred to the United States District Court for the District of Colorado. On December 1, 2022, SafeCast filed an amended complaint naming DISH Network L.L.C. and DISH Technologies L.L.C. as defendants and withdrawing the allegations as to us. On June 22, 2023, DISH Network L.L.C. and DISH Technologies L.L.C. filed a petition with the United States Patent and Trademark Office challenging the validity of the asserted claims of the 302 patent.

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

On April 20, 2022, DISH Network L.L.C., DISH Technologies L.L.C. and Sling TV L.L.C. filed a petition with the United States Patent and Trademark Office requesting ex parte reexamination of the validity of one of the asserted claims of the 213 patent, and reexamination was ordered on June 16, 2022. On January 18, 2023, they filed another petition requesting ex parte reexamination of the validity of the four additional asserted claims of the 213 patent, and reexamination was ordered on April 17, 2023.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

State of Illinois ex rel. Rodriguez

In March 2020, two private “relators” filed this case in the Circuit Court of Cook County Illinois, County Department, Law Division, under the Illinois False Claims Act against DISH Wireless, Sprint and more than 60 Boost Mobile retailers in Illinois. The defendants only became aware of the lawsuit after it was unsealed in March 2022. The operative Second Amended Complaint alleges that the retailer defendants should have collected sales tax under the Retailers’ Occupation Tax Act on any amounts that Sprint or DISH Network rebated them to facilitate handset price discounts to Illinois consumers (“Prepaid Phone Rebates”) and on any phone activation fees the retailers charged to customers (“Device Setup Charges”). It further alleges that DISH Wireless and Sprint are liable for the alleged violations arising from the Device Setup Charges because of the way they allegedly managed the point-of-sale system that the retailer defendants used. The Plaintiffs seek to recover triple the amount of allegedly unpaid taxes, fines for each alleged violation, and attorneys’ fees and costs. On June 13, 2023, the Court denied the defendants’ motions to dismiss the complaint.

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

On March 12, 2018, the United States Patent and Trademark Office issued a final written decision on a third-party petition challenging the 268 patent, and it invalidated all of the asserted claims. All asserted claims have now been invalidated by the United States Patent and Trademark Office. TQ Delta filed notices of appeal from the final written decisions adverse to it. On May 9, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the 430 patent and the 412 patent. On July 10, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the asserted claims of the 404 patent. On July 15, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the asserted claims of the 268 patent. On November 22, 2019, the United States Court of Appeals for the Federal Circuit reversed the invalidity finding on the 243 patent and the 158 patent, and then, on March 29, 2020, denied a petition for panel rehearing as to those findings. On April 13, 2021, the Court lifted the stay, and the case is proceeding on the 243 patent and the 158 patent. On April 23 and April 26, 2021, the United States Patent and Trademark Office issued orders granting requests for ex parte reexamination of, respectively, the 243 patent and the 158 patent, but on July 27, 2023, the United States Patent and Trademark Office confirmed the challenged claims of the 243 patent. In a proposed supplemental report, TQ Delta’s damages expert contends that TQ Delta is entitled to $251 million in damages.

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

On December 28, 2020, the United States Patent and Trademark Office issued a final written decision upholding the validity of the challenged claims of the 273 patent. Sling TV L.L.C. appealed that decision to the United States Court of Appeals for the Federal Circuit, and on February 2, 2022, the Federal Circuit vacated the final written decision and remanded to the United States Patent and Trademark Office to reconsider its ruling. On remand, on September 7, 2022, the United States Patent and Trademark Office issued a revised final written decision finding all challenged claims of the 273 patent invalid. On November 9, 2022, Uniloc filed a notice of appeal of that revised final written decision, and briefing is underway.

On January 5, 2021, the United States Patent and Trademark Office issued a final written decision invalidating all challenged claims of the 005 patent. On January 19, 2021, the United States Patent and Trademark Office issued a final written decision invalidating all challenged claims of the 609 patent (and a second final written decision invalidating all challenged claims of the 609 patent based on a third-party’s petition).

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

The total assets, revenue and operating income, and purchases of property and equipment (including capitalized interest related to FCC authorizations) by segment were as follows:

	As of
	June 30,	December 31,
	2023	2022

	(In thousands)
Total assets:
Pay-TV	$47,843,359	$46,295,495
Wireless (1)	48,434,467	46,261,004
Eliminations (1)	(42,588,885)	(39,949,937)
Total assets	$53,688,941	$52,606,562

(1)	The increase primarily resulted from intercompany advances for capital expenditures related to our 5G Network Deployment.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(In thousands)
Revenue:
Pay-TV	$2,975,140	$3,153,263	$5,947,271	$6,320,826
Wireless	937,977	1,058,001	1,924,248	2,223,458
Eliminations	(1,540)	(1,301)	(2,960)	(3,701)
Total revenue	$3,911,577	$4,209,963	$7,868,559	$8,540,583

Operating income (loss):
Pay-TV	$720,792	$785,471	$1,396,025	$1,537,517
Wireless	(514,458)	(92,536)	(866,268)	(294,222)
Total operating income (loss)	$206,334	$692,935	$529,757	$1,243,295

Purchases of property and equipment (including capitalized interest related to FCC authorizations):
Pay-TV	$67,630	$31,249	$103,193	$63,255
Wireless	1,183,891	866,706	2,054,933	1,730,991
Total purchases of property and equipment (including capitalized interest related to FCC authorizations)	$1,251,521	$897,955	$2,158,126	$1,794,246

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Geographic Information. Revenue is attributed to geographic regions based upon the location where the goods and services are provided. All service revenue was derived from the United States. Substantially all of our long-lived assets reside in the United States.

The following table summarizes revenue by geographic region:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Revenue:	2023	2022	2023	2022

	(In thousands)
United States	$3,900,974	$4,198,910	$7,847,658	$8,521,086
Canada and Mexico	10,603	11,053	20,901	19,497
Total revenue	$3,911,577	$4,209,963	$7,868,559	$8,540,583

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Category:	2023	2022	2023	2022

	(In thousands)
Pay-TV subscriber and related revenue	$2,868,824	$3,113,608	$5,811,134	$6,243,342
Wireless services and related revenue	853,918	915,800	1,721,029	1,861,188
Pay-TV equipment sales and other revenue	106,316	39,655	136,137	77,484
Wireless equipment sales and other revenue	84,059	142,201	203,219	362,270
Eliminations	(1,540)	(1,301)	(2,960)	(3,701)
Total	$3,911,577	$4,209,963	$7,868,559	$8,540,583

12.Contract Balances

Our valuation and qualifying accounts as of June 30, 2023 were as follows:

Allowance for credit losses	Balance at Beginning of Period	Current Period Provision for Expected Credit Losses	Write-offs Charged Against Allowance	Balance at End of Period

	(In thousands)
For the six months ended June 30, 2023	$44,431	$35,709	$(35,042)	$45,098

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

	As of
	June 30,	December 31,
	2023	2022

	(In thousands)
Contract liabilities	$612,277	$698,602

Our beginning of period contract liability recorded as customer contract revenue during 2023 was $664 million.

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

“Trade accounts receivable”

As of June 30, 2023 and December 31, 2022, trade accounts receivable from EchoStar was $2 million and $1 million, respectively. These amounts are recorded in “Trade accounts receivable” on our Condensed Consolidated Balance Sheets.

“Trade accounts payable”

As of June 30, 2023 and December 31, 2022, trade accounts payable to EchoStar was $12 million and $4 million, respectively. These amounts are recorded in “Trade accounts payable” on our Condensed Consolidated Balance Sheets.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

“Equipment sales and other revenue”

During each of the three months ended June 30, 2023 and 2022, we received $2 million for services provided to EchoStar. During each of the six months ended June 30, 2023 and 2022, we received $3 million for services provided to EchoStar. These amounts are recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these revenues are discussed below.

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

“Cost of services”

During the three months ended June 30, 2023 and 2022, we incurred $2 million and $3 million, respectively, of costs for services provided to us by EchoStar. During the six months ended June 30, 2023 and 2022, we incurred $4 million and $6 million, respectively, of costs for services provided to us by EchoStar. These amounts are recorded in “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

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

“Cost of sales – equipment and other”

During the three months ended June 30, 2023 and 2022, we incurred $1 million and $2 million, respectively, for satellite hosting, operations and maintenance services as well as transmission of certain data.  During each of the six months ended June 30, 2023 and 2022, we incurred $3 million for satellite hosting, operations and maintenance services as well as transmission of certain data. These amounts are recorded in “Cost of sales – equipment and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

“Selling, general and administrative expenses”

During each of the three months ended June 30, 2023 and 2022, we incurred $3 million for selling, general and administrative expenses for services provided to us by EchoStar. During the six months ended June 30, 2023 and 2022, we incurred $6 million and $7 million, respectively, for selling, general and administrative expenses for services provided to us by EchoStar. These amounts are recorded in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

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

The Tax Sharing Agreement will only terminate after the later of the full period of all applicable statutes of limitations, including extensions, or once all rights and obligations are fully effectuated or performed. In light of the Tax Sharing Agreement, among other things, and in connection with our consolidated federal income tax returns for certain tax years prior to and for the year of the Spin-off, during 2013, we and EchoStar agreed upon a supplemental allocation of the tax benefits arising from certain tax items resolved in the course of the IRS’ examination of these consolidated tax returns. As a result, we agreed to pay EchoStar $82 million of the tax benefit we received or will receive. Any payment to EchoStar, including accrued interest, will be made at such time as EchoStar would have otherwise been able to realize such tax benefit. As of June 30, 2023, we have paid $13 million of the tax benefit received, leaving $69 million remaining to be paid.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Hughes Broadband Master Services Agreement.  In March 2017, DISH Network L.L.C. (“DNLLC”) and HNS entered into the MSA pursuant to which DNLLC, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders for the Hughes broadband satellite service and related equipment; and (ii) installs Hughes service equipment with respect to activations generated by DNLLC.  Under the MSA, HNS will make certain payments to DNLLC for each Hughes service activation generated, and installation performed, by DNLLC.  Payments from HNS for services provided are recorded in “Service revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). For the three months ended June 30, 2023 and 2022, these payments were less than $1 million and $2 million, respectively. For the six months ended June 30, 2023 and 2022, these payments were $1 million and $4 million, respectively. The MSA has an initial term of five years with automatic renewal for successive one-year terms. After the first anniversary of the MSA, either party has the ability to terminate the MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party.  Upon expiration or termination of the MSA, HNS will continue to provide the Hughes service to subscribers and make certain payments to DNLLC pursuant to the terms and conditions of the MSA. For the three months ended June 30, 2023 and 2022, we purchased broadband equipment from HNS of zero and $2 million, respectively, under the MSA. For the six months ended June 30, 2023 and 2022, we purchased broadband equipment from HNS of zero and $4 million, respectively, under the MSA.

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

The table below summarizes our transactions with NagraStar:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$9,495	$10,471	$19,040	$22,428

	As of
	June 30,	December 31,
	2023	2022

	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$7,735	$7,422
Commitments to NagraStar	$2,811	$3,272

14.Subsequent Events

On August 8, 2023, DISH Network entered into an Agreement and Plan of Merger (the “Merger Agreement”) with EchoStar Corporation, a Nevada corporation (“EchoStar”), and Eagle Sub Corp, a Nevada corporation and a wholly owned subsidiary of DISH Network (“Merger Sub”).  Our Board of Directors (the “Board”), acting upon the unanimous recommendation of a special transaction committee of independent directors of the Board, has unanimously approved and declared advisable the Merger Agreement and the transactions contemplated by the Merger Agreement.

The Merger Agreement provides, among other things, that subject to the satisfaction or waiver of the conditions set forth therein, we will acquire EchoStar by means of a merger of Merger Sub with and into EchoStar (the “Merger”), with EchoStar surviving the Merger as our wholly owned subsidiary. For more information and a copy of the Merger Agreement see Form 8-K of DISH Network Corporation filed August 8, 2023.

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

Our Retail Wireless business unit offers prepaid and postpaid retail wireless services to subscribers primarily under our Boost Mobile®, Boost Infinite® and Gen Mobile® brands (“Retail Wireless” services), as well as a competitive portfolio of wireless devices. We offer customers value by providing choice and flexibility in our Retail Wireless services. We offer competitive consumer plans with no annual service contracts. Our Retail Wireless business strategy is to expand our current target segments and profitably grow our subscriber base by acquiring and retaining high quality subscribers while we continue our 5G Network Deployment. We intend to acquire high quality subscribers by providing competitive offers, choice and outstanding customer service that better meet those subscribers’ needs and budget.

Our 5G Network Deployment business unit strategy is to commercialize our Wireless spectrum licenses through the completion of the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G network (our “5G Network Deployment”). We have committed to deploy a facilities-based 5G broadband network (our “5G Network”) capable of serving increasingly larger portions of the U.S. population at different deadlines, including 20% of the U.S. population by June 2022 and 70% of the U.S. population by June 2023.  If by June 2023, we are offering 5G broadband service to at least 50% of the U.S. population but less than 70% of the U.S. population, the 70% June 2023 deadline will be extended automatically to June 2025; however, as a result, we may, under certain circumstances, potentially be subject to certain penalties.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

On June 14, 2022, we announced we had successfully reached our 20% population coverage requirement. In addition, we announced and certified to the FCC that as of June 14, 2023, we offer 5G broadband service to over 73% of the U.S. population, or more than 246 million Americans nationwide, and have deployed over 16,000 5G cell sites.

As a result of us providing 5G broadband service to over 50% of the U.S. population by June 14, 2023, the final build-out deadlines were extended automatically to June 14, 2025 for us to offer 5G broadband service to at least 70% of the population in each Economic Area for the 700 MHz Licenses and AWS-4 Licenses and at least 75% of the population in each Economic Area for the H Block Licenses.

Other Developments

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

On February 28, 2023, we further disclosed that certain data had been extracted from our IT systems as part of this incident. Our investigation into the extent of the incident is now completed. We have determined that our customer databases were not accessed in this incident. However, we have confirmed that certain employee-related records as well as a limited number of other records containing personal information were among the data extracted. We have taken steps to protect the affected records and personal information, and we received confirmation that the extracted data has been deleted. While we have no evidence that this data has been misused, we have notified individuals whose data was extracted.

Our DISH TV, SLING TV and Retail Wireless services, along with our wireless and data networks remained operational at all times during the incident. As of March 31, 2023, all significant systems had been restored.

During the first quarter of 2023, we incurred substantially all of our cyber-security-related expenses for this matter, including, but not limited to, costs to remediate the incident and provide additional customer support. During the three months ended June 30, 2023, we have not incurred material expenses resulting from the cyber-security incident and do not expect to incur material expenses in future periods. During the six months ended June 30, 2023, we incurred approximately $30 million in cyber-security-related expenses, which are recorded in “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Economic Environment

During 2022 and the first six months of 2023, we experienced significant inflationary pressures in our commodity and labor costs resulting from the macroeconomic environment in the United States, which has significantly impacted our overall operating results.

COVID-19 Update

The COVID-19 pandemic created unanticipated circumstances and uncertainty, disruption, and significant volatility in the economic environment generally, which have adversely affected, and may continue to adversely affect, our business operations, including, but not limited to, our supply chain, and could materially and adversely affect our business, financial condition and results of operations.  In addition, any resurgence in COVID-19 could adversely affect our business, financial condition and results of operations.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Service revenue. “Service revenue” consists principally of Pay-TV and Wireless subscriber revenue. Certain of the amounts included in “Service revenue” are not recurring on a monthly basis.

Equipment sales and other revenue. “Equipment sales and other revenue” principally includes the sale of wireless devices, the non-subsidized sales of Pay-TV equipment and the licensing of certain intellectual property.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Segments

Business Segments

We currently operate two primary business segments: (1) Pay-TV; and (2) Wireless. Our Wireless segment consists of two business units, the Retail Wireless business unit and 5G Network Deployment business unit. Revenue and operating income (loss) by segment are shown in the table below:

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022.

	For the Three Months Ended
	June 30,		Variance
	2023	2022	Amount	%

	(In thousands)
Revenue:
Pay-TV	$2,975,140	$3,153,263	$(178,123)	(5.6)
Wireless	937,977	1,058,001	(120,024)	(11.3)
Eliminations	(1,540)	(1,301)	(239)	(18.4)
Total revenue	$3,911,577	$4,209,963	$(298,386)	(7.1)

Operating income (loss):
Pay-TV	$720,792	$785,471	$(64,679)	(8.2)
Wireless	(514,458)	(92,536)	(421,922)	*
Total operating income (loss)	$206,334	$692,935	$(486,601)	(70.2)

*Percentage is not meaningful

Total revenue. Our consolidated revenue totaled $3.912 billion for the three months ended June 30, 2023, a decrease of $298 million or 7.1% compared to the same period in 2022. The net decrease primarily resulted from the decrease in revenue from our Pay-TV segment and our Wireless segment.

Total operating income (loss). Our consolidated operating income totaled $206 million for the three months ended June 30, 2023, a decrease of $487 million compared to the same period in 2022. The net decrease primarily resulted from the decrease in operating income from our Wireless segment and to a lesser extent our Pay-TV segment.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022.

	For the Six Months Ended
	June 30,		Variance
	2023	2022	Amount	%

	(In thousands)
Revenue:
Pay-TV	$5,947,271	$6,320,826	$(373,555)	(5.9)
Wireless	1,924,248	2,223,458	(299,210)	(13.5)
Eliminations	(2,960)	(3,701)	741	20.0
Total revenue	$7,868,559	$8,540,583	$(672,024)	(7.9)

Operating income (loss):
Pay-TV	$1,396,025	$1,537,517	$(141,492)	(9.2)
Wireless	(866,268)	(294,222)	(572,046)	*
Total operating income (loss)	$529,757	$1,243,295	$(713,538)	(57.4)

*Percentage is not meaningful

Total revenue. Our consolidated revenue totaled $7.869 billion for the six months ended June 30, 2023, a decrease of $672 million or 7.9% compared to the same period in 2022. The net decrease primarily resulted from the decrease in revenue from our Pay-TV segment and our Wireless segment.

Total operating income (loss). Our consolidated operating income totaled $530 million for the six months ended June 30, 2023, a decrease of $714 million compared to the same period in 2022. The net decrease primarily resulted from the decrease in operating income from our Wireless segment and to a lesser extent our Pay-TV segment.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV Segment

We offer Pay-TV services under the DISH brand and the SLING brand. As of June 30, 2023, we had 8.904 million Pay-TV subscribers in the United States, including 6.901 million DISH TV subscribers and 2.003 million SLING TV subscribers.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Furthermore, our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate may be negatively impacted if we are unable to renew our long-term programming carriage contracts. In the past, our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers. There can be no assurance that the removal of any channels will not have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business. We cannot predict with any certainty the impact to our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate resulting from programming interruptions or threatened programming interruptions that may occur in the future. As a result, we may at times suffer from periods of lower net Pay-TV subscriber additions or higher net Pay-TV subscriber losses.

Other Developments

Adaptive Bitrate Streaming Patents

Through our subsidiaries, we hold dozens of issued United States and foreign patents that relate to Adaptive Bitrate Streaming.  On September 9, 2022, the chief administrative law judge at the United States International Trade Commission (“ITC”) issued an Initial Determination holding that the video streaming in certain Peloton, NordicTrack and Mirror exercise equipment infringes four of those patents, and recommended that the ITC prevent the importation of the infringing products.  On March 8, 2023, the ITC issued its Final Determination, which affirmed the Initial Determination for three of the four patents in all material aspects, and issued the recommended exclusion and cease and desist orders, which will become effective after a Presidential review period. On February 9, 2023, we entered into a confidential license agreement covering Mirror exercise equipment that resolves our litigation involving those products. On May 1, 2023, we entered into a $75 million license agreement covering Peloton exercise equipment that resolves our litigation involving those products. During the three and six months ended June 30, 2023, we recorded the $75 million license agreement in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). We have not reached a settlement with respect to the NordicTrack infringing products and we intend to enforce this litigation and to pursue our related patent infringement claims against them.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Pay-TV Segment

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022.

	For the Three Months Ended
	June 30,		Variance
Statements of Operations Data	2023	2022	Amount	%

	(In thousands)
Revenue:
Service revenue	$2,868,824	$3,113,608	$(244,784)	(7.9)
Equipment sales and other revenue	106,316	39,655	66,661	*
Total revenue	2,975,140	3,153,263	(178,123)	(5.6)

Costs and expenses:
Cost of services	1,749,024	1,861,774	(112,750)	(6.1)
% of Service revenue	61.0%	59.8%
Cost of sales - equipment and other	24,708	27,015	(2,307)	(8.5)
Selling, general and administrative expenses	383,143	371,163	11,980	3.2
% of Total revenue	12.9%	11.8%
Depreciation and amortization	97,473	107,840	(10,367)	(9.6)
Total costs and expenses	2,254,348	2,367,792	(113,444)	(4.8)

Operating income (loss)	$720,792	$785,471	$(64,679)	(8.2)

Other data:
Pay-TV subscribers, as of period end (in millions)	8.904	9.988	(1.084)	(10.9)
DISH TV subscribers, as of period end (in millions)	6.901	7.791	(0.890)	(11.4)
SLING TV subscribers, as of period end (in millions)	2.003	2.197	(0.194)	(8.8)
Pay-TV subscriber additions (losses), net (in millions)	(0.294)	(0.257)	(0.037)	(14.4)
DISH TV subscriber additions (losses), net (in millions)	(0.197)	(0.202)	0.005	2.5
SLING TV subscriber additions (losses), net (in millions)	(0.097)	(0.055)	(0.042)	(76.4)
Pay-TV ARPU	$104.07	$101.30	$2.77	2.7
DISH TV subscriber additions, gross (in millions)	0.120	0.156	(0.036)	(23.1)
DISH TV churn rate	1.51%	1.51%	—%	*
DISH TV SAC	$1,169	$980	$189	19.3
Purchases of property and equipment	$67,630	$31,249	$36,381	*
OIBDA	$818,265	$893,311	$(75,046)	(8.4)

* Percentage is not meaningful.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 197,000 net DISH TV subscribers during the three months ended June 30, 2023 compared to the loss of approximately 202,000 net DISH TV subscribers during the same period in 2022. This decrease in net DISH TV subscriber losses primarily resulted from lower DISH TV subscriber disconnects in 2023, partially offset by lower gross new DISH TV subscriber activations.

SLING TV subscribers. We lost approximately 97,000 net SLING TV subscribers during the three months ended June 30, 2023 compared to the loss of approximately 55,000 net SLING TV subscribers during the same period in 2022. The increase in net SLING TV subscriber losses were primarily related to higher SLING TV subscriber disconnects, partially offset by higher SLING TV subscriber activations in 2023. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers.

DISH TV subscribers, gross. During the three months ended June 30, 2023, we activated approximately 120,000 gross new DISH TV subscribers compared to approximately 156,000 gross new DISH TV subscribers during the same period in 2022, a decrease of 23.1%. This decrease in our gross new DISH TV subscriber activations was primarily related to the lack of demand and shifting consumer behavior, as well as increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, and direct-to-consumer offerings by certain of our programmers. Our gross new DISH TV subscriber activations continue to be negatively impacted by an emphasis on acquiring higher quality subscribers.

DISH TV churn rate. Our DISH TV churn rate for the three months ended June 30, 2023 was 1.51% compared to 1.51% for the same period in 2022. While our churn rate remained unchanged in 2023, our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, cord cutting, shifting consumer behavior and increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. Our DISH TV churn rate continues to be positively impacted by our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, our ability to control piracy and other forms of fraud, and the level of our retention efforts.

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

Service revenue. “Service revenue” totaled $2.869 billion for the three months ended June 30, 2023, a decrease of $245 million or 7.9% compared to the same period in 2022. The decrease in “Service revenue” compared to the same period in 2022 was primarily related to lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU, discussed below.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $106 million for the three months ended June 30, 2023, an increase of $67 million compared to the same period in 2022. The increase in “Equipment sales and other revenue” compared to the same period in 2022 was primarily related to a non-recurring $75 million license of our Adaptive Bitrate Streaming patents to Peloton covering certain Peloton products that resolves our litigation involving those products.

Pay-TV ARPU. Pay-TV ARPU was $104.07 during the three months ended June 30, 2023 versus $101.30 during the same period in 2022. The $2.77 or 2.7% increase in Pay-TV ARPU was primarily attributable to the DISH TV and SLING TV programming price increases. The DISH TV and SLING TV programming package price increases were effective in the fourth quarter of 2022.

Cost of services. “Cost of services” totaled $1.749 billion during the three months ended June 30, 2023, a decrease of $113 million or 6.1% compared to the same period in 2022. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base, partially offset by higher programming costs per subscriber. Programming costs per subscriber increased during the three months ended June 30, 2023 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. “Cost of services” represented 61.0% and 59.8% of “Service revenue” during the three months ended June 30, 2023 and 2022, respectively.

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

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $383 million during the three months ended June 30, 2023, a $12 million or 3.2% increase compared to the same period in 2022. This change was primarily driven by higher marketing expenditures and an increase in costs to support the Pay-TV segment.

Depreciation and amortization. “Depreciation and amortization” expense totaled $97 million during the three months ended June 30, 2023, a $10 million or 9.6% decrease compared to the same period in 2022. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers and the EchoStar XI satellite which became fully depreciated during the second quarter of 2023.

DISH TV SAC.  DISH TV SAC was $1,169 during the three months ended June 30, 2023 compared to $980 during the same period in 2022, an increase of $189 or 19.3%.  This change was primarily attributable to an increase in advertising costs per subscriber and higher installation costs due to an increase in labor and other installation costs.

During each of the three months ended June 30, 2023 and 2022, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $12 million.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022.

	For the Six Months Ended
	June 30,		Variance
Statements of Operations Data	2023	2022	Amount	%

	(In thousands)
Revenue:
Service revenue	$5,811,134	$6,243,342	$(432,208)	(6.9)
Equipment sales and other revenue	136,137	77,484	58,653	75.7
Total revenue	5,947,271	6,320,826	(373,555)	(5.9)

Costs and expenses:
Cost of services	3,582,323	3,726,152	(143,829)	(3.9)
% of Service revenue	61.6%	59.7%
Cost of sales - equipment and other	45,773	52,441	(6,668)	(12.7)
Selling, general and administrative expenses	723,102	782,591	(59,489)	(7.6)
% of Total revenue	12.2%	12.4%
Depreciation and amortization	200,048	222,125	(22,077)	(9.9)
Total costs and expenses	4,551,246	4,783,309	(232,063)	(4.9)

Operating income (loss)	$1,396,025	$1,537,517	$(141,492)	(9.2)

Other data:
Pay-TV subscribers, as of period end (in millions)	8.904	9.988	(1.084)	(10.9)
DISH TV subscribers, as of period end (in millions)	6.901	7.791	(0.890)	(11.4)
SLING TV subscribers, as of period end (in millions)	2.003	2.197	(0.194)	(8.8)
Pay-TV subscriber additions (losses), net (in millions)	(0.846)	(0.719)	(0.127)	(17.7)
DISH TV subscriber additions (losses), net (in millions)	(0.515)	(0.430)	(0.085)	(19.8)
SLING TV subscriber additions (losses), net (in millions)	(0.331)	(0.289)	(0.042)	(14.5)
Pay-TV ARPU	$103.38	$100.35	$3.03	3.0
DISH TV subscriber additions, gross (in millions)	0.233	0.315	(0.082)	(26.0)
DISH TV churn rate	1.74%	1.55%	0.19%	12.3
DISH TV SAC	$1,114	$1,035	$79	7.6
Purchases of property and equipment	$103,193	$63,255	$39,938	63.1
OIBDA	$1,596,073	$1,759,642	$(163,569)	(9.3)

* Percentage is not meaningful.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 515,000 net DISH TV subscribers during the six months ended June 30, 2023 compared to the loss of approximately 430,000 net DISH TV subscribers during the same period in 2022. This increase in net DISH TV subscriber losses primarily resulted from lower gross new DISH TV subscriber activations and a higher DISH TV churn rate.

SLING TV subscribers. We lost approximately 331,000 net SLING TV subscribers during the six months ended June 30, 2023 compared to the loss of approximately 289,000 net SLING TV subscribers during the same period in 2022. The increase in net SLING TV subscriber losses were primarily related to higher SLING TV subscriber disconnects, partially offset by higher SLING TV subscriber activations in 2023. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers.

DISH TV subscribers, gross. During the six months ended June 30, 2023, we activated approximately 233,000 gross new DISH TV subscribers compared to approximately 315,000 gross new DISH TV subscribers during the same period in 2022, a decrease of 26.0%. This decrease in our gross new DISH TV subscriber activations was primarily related to the lack of demand, shifting consumer behavior, and lower marketing expenditures, as well as increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, and direct-to-consumer offerings by certain of our programmers. Our gross new DISH TV subscriber activations continue to be negatively impacted by an emphasis on acquiring higher quality subscribers.

DISH TV churn rate. Our DISH TV churn rate for the six months ended June 30, 2023 was 1.74% compared to 1.55% for the same period in 2022. Our DISH TV churn rate for the six months ended June 30, 2023 was briefly elevated due to the cyber-security incident. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, cord cutting, shifting consumer behavior and increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. Our DISH TV churn rate continues to be positively impacted by our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, our ability to control piracy and other forms of fraud, and the level of our retention efforts.

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

Service revenue. “Service revenue” totaled $5.811 billion for the six months ended June 30, 2023, a decrease of $432 million or 6.9% compared to the same period in 2022. The decrease in “Service revenue” compared to the same period in 2022 was primarily related to lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU, discussed below.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $136 million for the six months ended June 30, 2023, an increase of $59 million or 75.7% compared to the same period in 2022. The increase in “Equipment sales and other revenue” compared to the same period in 2022 was primarily related to a non-recurring $75 million license of our Adaptive Bitrate Streaming patents to Peloton covering certain Peloton products that resolves our litigation involving those products.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV ARPU. Pay-TV ARPU was $103.38 during the six months ended June 30, 2023 versus $100.35 during the same period in 2022. The $3.03 or 3.0% increase in Pay-TV ARPU was primarily attributable to the DISH TV and SLING TV programming price increases. The DISH TV and SLING TV programming package price increases were effective in the fourth quarter of 2022.

Cost of services. “Cost of services” totaled $3.582 billion during the six months ended June 30, 2023, a decrease of $144 million or 3.9% compared to the same period in 2022. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base, partially offset by higher programming costs per subscriber and higher variable and retention costs per subscriber. Programming costs per subscriber increased during the six months ended June 30, 2023 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. In addition, variable and retention costs per subscriber increased during the six months ended June 30, 2023 due to, among other things, approximately $30 million in cyber-security-related expenses to remediate the incident and provide additional customer support. “Cost of services” represented 61.6% and 59.7% of “Service revenue” during the six months ended June 30, 2023 and 2022, respectively.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $723 million during the six months ended June 30, 2023, a $59 million or 7.6% decrease compared to the same period in 2022. This change was primarily driven by a decrease in subscriber acquisition costs resulting from lower marketing expenditures and lower gross new DISH TV subscriber activations.

Depreciation and amortization. “Depreciation and amortization” expense totaled $200 million during the six months ended June 30, 2023, a $22 million or 9.9% decrease compared to the same period in 2022. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers, the EchoStar XI satellite which became fully depreciated during the second quarter of 2023 and the Anik F3 satellite. Through the first quarter of 2022, our Anik F3 satellite was accounted for as a finance lease. However, during April 2022, we extended the Anik F3 lease and, as a result, it is currently accounted for as an operating lease.

DISH TV SAC.  DISH TV SAC was $1,114 during the six months ended June 30, 2023 compared to $1,035 during the same period in 2022, an increase of $79 or 7.6%.  This change was primarily attributable to an increase in advertising costs per subscriber and higher installation costs due to an increase in labor and other installation costs.

During each of the six months ended June 30, 2023 and 2022, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $27 million.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Wireless Segment

Our Wireless business segment consists of two business units, Retail Wireless and 5G Network Deployment. Revenue and operating income (loss) by business unit are shown in the table below:

For the Three Months Ended June 30, 2023	Retail Wireless	5G Network Deployment	Eliminations	Total Wireless

	(In thousands)
Total revenue	$928,241	$19,079	$(9,343)	$937,977
Operating income (loss)	$(112,499)	$(401,959)	$—	$(514,458)

For the Three Months Ended June 30, 2022	Retail Wireless	5G Network Deployment	Eliminations	Total Wireless

	(In thousands)
Total revenue	$1,047,191	$15,047	$(4,237)	$1,058,001
Operating income (loss)	$105,746	$(198,282)	$—	$(92,536)

For the three months ended June 30, 2023 and 2022, total purchases of property and equipment (excluding capitalized interest related to FCC authorizations) for our Wireless segment were $801 million and $626 million, respectively. This increase primarily resulted from capital expenditures related to our 5G Network Deployment.

For the Six Months Ended June 30, 2023	Retail Wireless	5G Network Deployment	Eliminations	Total Wireless

	(In thousands)
Total revenue	$1,903,107	$37,986	$(16,845)	$1,924,248
Operating income (loss)	$(130,706)	$(735,562)	$—	$(866,268)

For the Six Months Ended June 30, 2022	Retail Wireless	5G Network Deployment	Eliminations	Total Wireless

	(In thousands)
Total revenue	$2,199,611	$31,789	$(7,942)	$2,223,458
Operating income (loss)	$49,192	$(343,414)	$—	$(294,222)

For the six months ended June 30, 2023 and 2022, total purchases of property and equipment (excluding capitalized interest related to FCC authorizations) for our Wireless segment were $1.473 billion and $1.223 billion, respectively. This increase primarily resulted from capital expenditures related to our 5G Network Deployment.

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

Boost Infinite. In the fourth quarter of 2022, we launched Boost Infinite, a postpaid wireless service, to a limited number of customers who had signed up for early registration. During 2023, we launched our nationwide expansion of Boost Infinite.

We are currently operating our Retail Wireless business unit primarily as a mobile virtual network operator (“MVNO”) as we continue our 5G Network Deployment and commercialize our 5G Network. As an MVNO, today we depend on T-Mobile and AT&T to provide us with network services under the amended Master Network Services Agreement (“MNSA”) and Network Services Agreement (the “NSA”), respectively. Under the NSA, we expect AT&T will become our primary network services provider.

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

On June 21, 2022, we and T-Mobile signed an amendment to the MNSA. In connection with this amendment, T-Mobile agreed to transfer to us (subject to required regulatory approvals) all Boost branded customers of former Sprint affiliates, Shentel and Swiftel, as well as Boost branded customers who were previously part of the California Public Utilities Commission CARE program (the “Boost Affiliate Subscribers”).  We received regulatory approvals and on September 1, 2022 closed the transfer, upon which we received approximately 139,000 Boost Affiliate Subscribers. In addition, this amendment, among other things, settled all open disputes, including CDMA matters, with terms providing improved pricing and enhanced roaming solutions for our consumers. Prior to the signing of this agreement, the first and second quarters of 2022 were adversely impacted by, among other things, our CDMA migration costs and our ability to launch more competitive service plans in the marketplace. As a result, during the first and second quarters of 2022, we experienced lower gross new Wireless subscriber activations and higher Wireless churn.

During the second half of 2022, we began the process of migrating subscribers off the Transition Services Agreement (“TSA”) with T-Mobile, including the billing systems, and onto our own billing and operational support systems. The migration of subscribers to our new billing and operational support systems accelerated during the fourth quarter of 2022 and continued in the first and second quarters of 2023. The migration of subscribers during the first and second quarters of 2023 negatively impacted our Wireless churn rate and our results of operations. As of June 30, 2023, we have completed the migration of subscribers off the TSA with T-Mobile and onto our own billing and operational support systems.

As of June 30, 2023, we had 7.725 million Wireless subscribers. Currently, we offer Wireless subscribers competitive consumer plans with no annual service contracts and monthly service plans including high-speed data and unlimited talk and text.

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

Competition

Retail wireless is a mature market with moderate year over year organic growth. Competitors include, among others, providers who offer similar communication services, such as talk, text and data. Competitive factors within the wireless communications services industry include, but are not limited to, pricing, market saturation, service and product offerings, customer experience and service quality. We compete with a number of national wireless carriers, including Verizon, AT&T and T-Mobile, all of which are significantly larger than us, serve a significant percentage of all wireless subscribers and enjoy scale advantages compared to us. Verizon, AT&T, and T-Mobile are currently the only nationwide MNOs in the United States.

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

DISH Network Spectrum

We have invested a total of over $30 billion to acquire certain Wireless spectrum licenses. These Wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. We plan to commercialize our Wireless spectrum licenses through our 5G Network Deployment. We have committed to deploy our 5G Network capable of serving increasingly larger portions of the U.S. population at different deadlines, including 20% of the U.S. population by June 2022 and 70% of the U.S. population by June 2023.  If by June 2023, we are offering 5G broadband service to at least 50% of the U.S. population but less than 70% of the U.S. population, the 70% June 2023 deadline will be extended automatically to June 2025; however, as a result, we may, under certain circumstances, potentially be subject to certain penalties. On June 14, 2022, we announced we had successfully reached our 20% population coverage requirement. In addition, we announced and certified to the FCC that as of June 14, 2023, we offer 5G broadband service to over 73% of the U.S. population, or more than 246 million Americans nationwide, and have deployed over 16,000 5G cell sites.

As a result of us providing 5G broadband service to over 50% of the U.S. population by June 14, 2023, the final build-out deadlines were extended automatically to June 14, 2025 for us to offer 5G broadband service to at least 70% of the population in each Economic Area for the 700 MHz Licenses and AWS-4 Licenses and at least 75% of the population in each Economic Area for the H Block Licenses.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

We may need to make significant additional investments or partner with others to, among other things, continue our 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as we continue our 5G Network Deployment, we have and may continue to incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure, software and third-party integration. As a result of these investments, among other factors, we plan to raise additional capital, which may not be available on favorable terms. We may also determine that additional wireless spectrum licenses may be required for our 5G Network Deployment and to compete effectively with other wireless service providers. See Note 9 and Note 10 for further information in the Notes to our Condensed Consolidated Financial Statements for further information.

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

The AWS-3 Licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. The Northstar Entities and/or the SNR Entities may need to raise significant additional capital in the future, which may be obtained from third-party sources or from us, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential Northstar Re-Auction Payment and SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC. Depending upon the nature and scope of such commercialization, build-out and integration efforts, regulatory compliance, and potential Northstar Re-Auction Payment and SNR Re-Auction Payment, any loans, equity contributions or partnerships could vary significantly. See Note 10 in the Notes to our Condensed Consolidated Financial Statements for further information.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Wireless Segment – Retail Wireless Business Unit

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022.

	For the Three Months Ended
	June 30,		Variance
Statements of Operations Data	2023	2022	Amount	%

	(In thousands)
Revenue:
Service revenue	$853,918	$915,800	$(61,882)	(6.8)
Equipment sales and other revenue	74,323	131,391	(57,068)	(43.4)
Total revenue	928,241	1,047,191	(118,950)	(11.4)

Costs and expenses:
Cost of services	514,236	467,268	46,968	10.1
% of Service revenue	60.2%	51.0%
Cost of sales - equipment and other	278,371	254,424	23,947	9.4
Selling, general and administrative expenses	194,930	180,631	14,299	7.9
% of Total revenue	21.0%	17.2%
Depreciation and amortization	53,203	39,122	14,081	36.0
Total costs and expenses	1,040,740	941,445	99,295	10.5

Operating income (loss)	$(112,499)	$105,746	$(218,245)	*

Other data:
Wireless subscribers, as of period end (in millions) **	7.725	7.867	(0.142)	(1.8)
Wireless subscriber additions, gross (in millions)	0.711	0.793	(0.082)	(10.3)
Wireless subscriber additions (losses), net (in millions) ***	(0.188)	(0.210)	0.022	10.5
Wireless ARPU	$36.37	$37.90	$(1.53)	(4.0)
Wireless churn rate	4.54%	4.39%	0.15%	3.4
OIBDA	$(59,296)	$144,868	$(204,164)	*

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

***Includes ACP/Gen Mobile subscribers.

Wireless subscribers. We lost approximately 188,000 net Wireless subscribers during the three months ended June 30, 2023 compared to the loss of approximately 210,000 net Wireless subscribers during the same period in 2022. This decrease in net Wireless subscriber losses primarily resulted from an increase in net ACP/Gen Mobile subscriber additions, partially offset by lower gross new Wireless subscriber activations and a higher Wireless churn rate.

Wireless subscribers, gross. During the three months ended June 30, 2023, we activated approximately 711,000 gross new Wireless subscribers compared to approximately 793,000 gross new Wireless subscribers during the same period in 2022, a decrease of 10.3%. This decrease in our gross new Wireless subscriber activations was primarily related to increased competitive pressures, including aggressive competitor marketing, discounted service plans and deeper wireless device subsidies. In addition, our gross new Wireless subscribers for the three months ended June 30, 2023 was negatively impacted by our emphasis on acquiring and retaining higher quality subscribers.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Wireless churn rate. Our Wireless churn rate for the three months ended June 30, 2023 was 4.54% compared to 4.39% for the same period in 2022. Our Wireless churn rate for the three months ended June 30, 2023 was negatively impacted by competitive pressures, including deeper wireless device subsidies, partially offset by subscriber retention efforts. In addition, our Wireless churn rate for the three months ended June 30, 2023 was negatively impacted by migrating subscribers off the TSA with T-Mobile and onto our new billing and operational support systems. Furthermore, our Wireless churn rate for the three months ended June 30, 2022 was negatively impacted by the shutdown of the CDMA Network.

Service revenue. “Service revenue” totaled $854 million for the three months ended June 30, 2023, a decrease of $62 million or 6.8% compared to the same period in 2022. The decrease in “Service revenue” compared to the same period in 2022 was primarily related to a decrease in Wireless ARPU and a lower average Wireless subscriber base, discussed below.

Wireless ARPU. Wireless ARPU was $36.37 during the three months ended June 30, 2023 versus $37.90 during the same period in 2022. The $1.53 or 4.0% decrease in Wireless ARPU was primarily attributable to, among other things, a shift in subscriber plan mix to lower priced service plans.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $74 million for the three months ended June 30, 2023, a decrease of $57 million or 43.4% compared to the same period in 2022. The decrease in “Equipment sales and other revenue” compared to the same period in 2022 was due to a decrease in units shipped and higher promotional subsidies.

Cost of services. “Cost of services” totaled $514 million for the three months ended June 30, 2023, an increase of $47 million or 10.1% compared to the same period in 2022. The three months ended June 30, 2022 was positively impacted by new MVNO rates as a result of our amendment to the MNSA with T-Mobile that were retroactive to January 2022 and the first quarter of 2022 impact was recorded in the three months ended June 30, 2022. The change in “Cost of services,” excluding the one-time positive impact during the three months ended June 30, 2022 from the new MVNO rates discussed above, was primarily attributable to lower network services costs per subscriber and a lower average Wireless subscriber base, partially offset by higher customer data usage. During the three months ended June 30, 2023, we incurred duplicative costs related to our TSA with T-Mobile and our own billing and operational support systems as we migrated subscribers off the TSA with T-Mobile.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $278 million for the three months ended June 30, 2023, an increase of $24 million or 9.4% compared to the same period in 2022. The increase in “Cost of sales – equipment and other” compared to the same period in 2022 was primarily related to higher costs per unit shipped due to unit mix, partially offset by a decrease in units shipped. During the three months ended June 30, 2023, we shipped a higher percentage of devices that are compatible with our 5G Network and other devices that have a higher cost per unit.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $195 million during the three months ended June 30, 2023, a $14 million or 7.9% increase compared to the same period in 2022. This change was primarily driven by higher marketing expenditures, partially offset by a decrease in costs to support the Retail Wireless business unit. During the three months ended June 30, 2023, we incurred duplicative costs related to our TSA with T-Mobile and our own billing and operational support systems as we migrated subscribers off the TSA with T-Mobile.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022.

	For the Six Months Ended
	June 30,		Variance
Statements of Operations Data	2023	2022	Amount	%

	(In thousands)
Revenue:
Service revenue	$1,721,029	$1,861,188	$(140,159)	(7.5)
Equipment sales and other revenue	182,078	338,423	(156,345)	(46.2)
Total revenue	1,903,107	2,199,611	(296,504)	(13.5)

Costs and expenses:
Cost of services	1,012,208	1,085,519	(73,311)	(6.8)
% of Service revenue	58.8%	58.3%
Cost of sales - equipment and other	542,204	643,892	(101,688)	(15.8)
Selling, general and administrative expenses	373,353	337,031	36,322	10.8
% of Total revenue	19.6%	15.3%
Depreciation and amortization	106,048	83,977	22,071	26.3
Total costs and expenses	2,033,813	2,150,419	(116,606)	(5.4)

Operating income (loss)	$(130,706)	$49,192	$(179,898)	*

Other data:
Wireless subscribers, as of period end (in millions) **	7.725	7.867	(0.142)	(1.8)
Wireless subscriber additions, gross (in millions)	1.496	1.588	(0.092)	(5.8)
Wireless subscriber additions (losses), net (in millions) ***	(0.269)	(0.553)	0.284	51.4
Wireless ARPU	$36.40	$37.81	$(1.41)	(3.7)
Wireless churn rate	4.39%	4.51%	(0.12)%	(2.7)
OIBDA	$(24,658)	$133,169	$(157,827)	*

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

***Includes ACP/Gen Mobile subscribers.

Wireless subscribers. We lost approximately 269,000 net Wireless subscribers during the six months ended June 30, 2023 compared to the loss of approximately 553,000 net Wireless subscribers during the same period in 2022. This decrease in net Wireless subscriber losses primarily resulted from a lower Wireless churn rate and an increase in net ACP/Gen Mobile subscriber additions, partially offset by lower gross new Wireless subscriber activations.

Wireless subscribers, gross. During the six months ended June 30, 2023, we activated approximately 1.496 million gross new Wireless subscribers compared to approximately 1.588 million gross new Wireless subscribers during the same period in 2022, a decrease of 5.8%. This decrease in our gross new Wireless subscriber activations was primarily related to increased competitive pressures, including aggressive competitor marketing, discounted service plans and deeper wireless device subsidies. In addition, our gross new Wireless subscribers for the six months ended June 30, 2023 was negatively impacted by our emphasis on acquiring and retaining higher quality subscribers.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Wireless churn rate. Our Wireless churn rate for the six months ended June 30, 2023 was 4.39% compared to 4.51% for the same period in 2022. Our Wireless churn rate for the six months ended June 30, 2023 was positively impacted by subscriber retention efforts, partially offset by competitive pressures, including deeper wireless device subsidies. In addition, our Wireless churn rate for the six months ended June 30, 2023 was negatively impacted by migrating subscribers off the TSA with T-Mobile and onto our new billing and operational support systems. Furthermore, our Wireless churn rate for the six months ended June 30, 2022 was negatively impacted by the shutdown of the CDMA Network.

Service revenue. “Service revenue” totaled $1.721 billion for the six months ended June 30, 2023, a decrease of $140 million or 7.5% compared to the same period in 2022. The decrease in “Service revenue” compared to the same period in 2022 was primarily related to a lower average Wireless subscriber base and a decrease in Wireless ARPU, discussed below.

Wireless ARPU. Wireless ARPU was $36.40 during the six months ended June 30, 2023 versus $37.81 during the same period in 2022. The $1.41 or 3.7% decrease in Wireless ARPU was primarily attributable to, among other things, a shift in subscriber plan mix to lower priced service plans.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $182 million for the six months ended June 30, 2023, a decrease of $156 million or 46.2% compared to the same period in 2022. The decrease in “Equipment sales and other revenue” compared to the same period in 2022 was primarily related to a decrease in units shipped and higher promotional subsidies.

Cost of services. “Cost of services” totaled $1.012 billion for the six months ended June 30, 2023, a decrease of $73 million or 6.8% compared to the same period in 2022. The decrease in “Cost of services” was primarily attributable to a lower average Wireless subscriber base and lower network services costs per subscriber, partially offset by higher customer data usage. During the six months ended June 30, 2023, we incurred duplicative costs related to our TSA with T-Mobile and our own billing and operational support systems as we migrated subscribers off the TSA with T-Mobile.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $542 million for the six months ended June 30, 2023, a decrease of $102 million or 15.8% compared to the same period in 2022. The decrease in “Cost of sales – equipment and other” compared to the same period in 2022 was primarily related to a decrease in units shipped, partially offset by higher costs per unit shipped due to unit mix. During the six months ended June 30, 2023, we shipped a higher percentage of devices that are compatible with our 5G Network and other devices that have a higher cost per unit.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $373 million during the six months ended June 30, 2023, a $36 million or 10.8% increase compared to the same period in 2022. This change was primarily driven by higher marketing expenditures. During the six months ended June 30, 2023, we incurred duplicative costs related to our TSA with T-Mobile and our own billing and operational support systems as we migrated subscribers off the TSA with T-Mobile.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Wireless Segment – 5G Network Deployment Business Unit

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022.

	For the Three Months Ended
	June 30,		Variance
Statements of Operations Data	2023	2022	Amount	%

	(In thousands)
Revenue:
Equipment sales and other revenue	$19,079	$15,047	$4,032	26.8
Total revenue	19,079	15,047	4,032	26.8

Costs and expenses:
Cost of sales - equipment and other	225,497	127,378	98,119	77.0
Selling, general and administrative expenses	72,057	60,453	11,604	19.2
Depreciation and amortization	123,484	25,498	97,986	*
Total costs and expenses	421,038	213,329	207,709	97.4

Operating income (loss)	$(401,959)	$(198,282)	$(203,677)	*

Other data:
OIBDA	$(278,475)	$(172,784)	$(105,691)	(61.2)

* Percentage is not meaningful.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $225 million during the three months ended June 30, 2023, an increase of $98 million compared to the same period in 2022. The increase primarily resulted from an increase in lease expense on communication towers, transport, cloud services, and other costs related to our 5G Network.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $72 million during the three months ended June 30, 2023, a $12 million increase compared to the same period in 2022. This change was primarily driven by an increase in costs to support our 5G Network Deployment.

Depreciation and amortization. “Depreciation and amortization” expense totaled $123 million during the three months ended June 30, 2023, a $98 million increase compared to the same period in 2022. This change was primarily driven by an increase in depreciation and amortization expense related to 5G Network Deployment assets being placed in service. We expect our depreciation and amortization expense to increase as we continue to place 5G Network Deployment assets into service.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022.

	For the Six Months Ended
	June 30,		Variance
Statements of Operations Data	2023	2022	Amount	%

	(In thousands)
Revenue:
Equipment sales and other revenue	$37,986	$31,789	$6,197	19.5
Total revenue	37,986	31,789	6,197	19.5

Costs and expenses:
Cost of sales - equipment and other	410,494	215,076	195,418	90.9
Selling, general and administrative expenses	141,943	113,723	28,220	24.8
Depreciation and amortization	221,111	46,404	174,707	*
Total costs and expenses	773,548	375,203	398,345	*

Operating income (loss)	$(735,562)	$(343,414)	$(392,148)	*

Other data:
OIBDA	$(514,451)	$(297,010)	$(217,441)	(73.2)

* Percentage is not meaningful.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $410 million during the six months ended June 30, 2023, an increase of $195 million compared to the same period in 2022. The increase primarily resulted from an increase in lease expense on communication towers, transport, cloud services, and other costs related to our 5G Network.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $142 million during the six months ended June 30, 2023, a $28 million increase compared to the same period in 2022. This change was primarily driven by an increase in costs to support our 5G Network Deployment.

Depreciation and amortization. “Depreciation and amortization” expense totaled $221 million during the six months ended June 30, 2023, a $175 million increase compared to the same period in 2022. This change was primarily driven by an increase in depreciation and amortization expense related to 5G Network Deployment assets being placed in service. We expect our depreciation and amortization expense to increase as we continue to place 5G Network Deployment assets into service.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

OTHER CONSOLIDATED RESULTS

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022.

	For the Three Months Ended
	June 30,		Variance
Statements of Operations Data	2023	2022	Amount	%

	(In thousands)
Operating income (loss)	$206,334	$692,935	$(486,601)	(70.2)

Other income (expense):
Interest income	31,725	9,372	22,353	*
Interest expense, net of amounts capitalized	(9,434)	(5,618)	(3,816)	(67.9)
Other, net	61,292	13,775	47,517	*
Total other income (expense)	83,583	17,529	66,054	*

Income (loss) before income taxes	289,917	710,464	(420,547)	(59.2)
Income tax (provision) benefit, net	(67,493)	(170,457)	102,964	60.4
Effective tax rate	23.3%	24.0%
Net income (loss)	222,424	540,007	(317,583)	(58.8)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	22,101	17,175	4,926	28.7
Net income (loss) attributable to DISH Network	$200,323	$522,832	$(322,509)	(61.7)

* Percentage is not meaningful.

Interest income. “Interest income” totaled $32 million during the three months ended June 30, 2023, an increase of $22 million compared to the same period in 2022. This increase primarily resulted from higher percentage returns earned on our cash and marketable investment securities, partially offset by lower average cash and marketable investment securities balances during the three months ended June 30, 2023.

Other, net. “Other, net” income totaled $61 million during the three months ended June 30, 2023, compared to $14 million during the same period in 2022. This change primarily resulted from $68 million in gains from the repurchases of our 3 3/8% Convertible Notes due 2026 (the “Convertible Notes due 2026”), our 2 3/8% Convertible Notes due 2024 (the “Convertible Notes due 2024”) and 0% Convertible Notes due 2025 (the “Convertible Notes due 2025,” and collectively with the Convertible Notes due 2026 and the Convertible Notes due 2024, the “Convertible Notes”), partially offset by an $8 million decrease in the fair value of our option to purchase certain of T-Mobile’s 800 MHz spectrum licenses during the three months ended June 30, 2023 compared to a $15 million increase during the three months ended June 30, 2022. See Note 5 and 9 in the Notes to our Condensed Consolidated Financial Statements for further information.

Income tax (provision) benefit, net. Our income tax provision was $67 million during the three months ended June 30, 2023, a decrease of $103 million compared to the same period in 2022. The decrease in the provision was primarily related to a decrease in “Income (loss) before income taxes,” and a decrease in our effective tax rate.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022.

	For the Six Months Ended
	June 30,		Variance
Statements of Operations Data	2023	2022	Amount	%

	(In thousands)
Operating income (loss)	$529,757	$1,243,295	$(713,538)	(57.4)

Other income (expense):
Interest income	72,258	14,221	58,037	*
Interest expense, net of amounts capitalized	(17,206)	(10,219)	(6,987)	(68.4)
Other, net	30,771	56,323	(25,552)	(45.4)
Total other income (expense)	85,823	60,325	25,498	42.3

Income (loss) before income taxes	615,580	1,303,620	(688,040)	(52.8)
Income tax (provision) benefit, net	(149,918)	(314,767)	164,849	52.4
Effective tax rate	24.4%	24.1%
Net income (loss)	465,662	988,853	(523,191)	(52.9)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	42,634	33,370	9,264	27.8
Net income (loss) attributable to DISH Network	$423,028	$955,483	$(532,455)	(55.7)

* Percentage is not meaningful.

Interest income. “Interest income” totaled $72 million during the six months ended June 30, 2023, an increase of $58 million compared to the same period in 2022. This increase primarily resulted from higher percentage returns earned on our cash and marketable investment securities, partially offset by lower average cash and marketable investment securities balances during the six months ended June 30, 2023.

Other, net. “Other, net” income totaled $31 million during the six months ended June 30, 2023, compared to $56 million during the same period in 2022. This change primarily resulted from a $37 million decrease in the fair value of our option to purchase certain of T-Mobile’s 800 MHz spectrum licenses during the six months ended June 30, 2023 compared to a $58 million increase during the six months ended June 30, 2022, partially offset by $68 million in gains from the repurchases of our Convertible Notes. See Note 5 and 9 in the Notes to our Condensed Consolidated Financial Statements for further information.

Income tax (provision) benefit, net. Our income tax provision was $150 million during the six months ended June 30, 2023, a decrease of $165 million compared to the same period in 2022. The decrease in the provision was primarily related to a decrease in “Income (loss) before income taxes,” partially offset by an increase in our effective tax rate.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(In thousands)
Net income (loss) attributable to DISH Network	$200,323	$522,832	$423,028	$955,483
Interest, net	(22,291)	(3,754)	(55,052)	(4,002)
Income tax provision (benefit), net	67,493	170,457	149,918	314,767
Depreciation and amortization	266,010	168,223	511,707	344,564
Consolidated EBITDA	$511,535	$857,758	$1,029,601	$1,610,812

The changes in Consolidated EBITDA during the three and six months ended June 30, 2023, compared to the same periods in 2022, were primarily a result of the factors described in connection with operating revenues and operating expenses, including the impact from changes in the fair value of our option to purchase certain of T-Mobile’s 800 MHz spectrum licenses.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

For the Three Months Ended June 30, 2023	Pay-TV	Retail Wireless	5G Network Deployment	Wireless Eliminations	Consolidated

	(In thousands)
Segment operating income (loss)	$720,792	$(112,499)	$(401,959)	$—	$206,334
Depreciation and amortization	97,473	53,203	123,484	(8,150)	266,010
OIBDA	$818,265	$(59,296)	$(278,475)	$(8,150)	$472,344

For the Three Months Ended June 30, 2022

Segment operating income (loss)	$785,471	$105,746	$(198,282)	$—	$692,935
Depreciation and amortization	107,840	39,122	25,498	(4,237)	168,223
OIBDA	$893,311	$144,868	$(172,784)	$(4,237)	$861,158

For the Six Months Ended June 30, 2023	Pay-TV	Retail Wireless	5G Network Deployment	Wireless Eliminations	Consolidated

	(In thousands)
Segment operating income (loss)	$1,396,025	$(130,706)	$(735,562)	$—	$529,757
Depreciation and amortization	200,048	106,048	221,111	(15,500)	511,707
OIBDA	$1,596,073	$(24,658)	$(514,451)	$(15,500)	$1,041,464

For the Six Months Ended June 30, 2022

Segment operating income (loss)	$1,537,517	$49,192	$(343,414)	$—	$1,243,295
Depreciation and amortization	222,125	83,977	46,404	(7,942)	344,564
OIBDA	$1,759,642	$133,169	$(297,010)	$(7,942)	$1,587,859

The changes in OIBDA during the three and six months ended June 30, 2023, compared to the same periods in 2022, were primarily a result of the factors described in connection with operating revenues and operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased with a remaining maturity of 90 days or less at the date of acquisition to be cash equivalents. See Note 5 in the Notes to our Condensed Consolidated Financial Statements for further information regarding our marketable investment securities. As of June 30, 2023, cash, cash equivalents and current marketable investment securities totaled $1.783 billion compared to $2.621 billion as of December 31, 2022, a decrease of $838 million. This decrease in cash, cash equivalents and current marketable investment securities primarily resulted from capital expenditures of $2.158 billion (including capitalized interest related to FCC authorizations) and the repurchases and redemption of our 5% Senior Notes due 2023 with a remaining principal balance of $1.443 billion and net repurchases of our Convertible Notes of $71 million, partially offset by cash generated from operating activities of $1.350 billion and $1.522 billion in net proceeds from the issuance of our 11 3/4% Senior Notes due 2027.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Cash Flow

The following discussion highlights our cash flow activities during the six months ended June 30, 2023.

Cash flows from operating activities

For the six months ended June 30, 2023, we reported “Net cash flows from operating activities” of $1.350 billion primarily attributable to $1.103 billion of “Net income (loss)” adjusted to exclude the non-cash items for “Depreciation and amortization” expense, “Realized and unrealized losses (gains) on investments, derivatives and other,” “Non-cash, stock-based compensation” expense, and “Deferred tax expense (benefit).” In addition, “Net cash flows from operating activities” was impacted by the timing difference between book expense and cash payments, including income taxes.

Cash flows from investing activities

For the six months ended June 30, 2023, we reported outflows from “Net cash flows from investing activities” of $2.055 billion primarily related to capital expenditures of $2.158 billion (including capitalized interest related to FCC authorizations), partially offset by $103 million in net sales of marketable investment securities. The capital expenditures included $1.473 billion of capital expenditures for our Retail Wireless and 5G Network Deployment business units, $582 million of capitalized interest related to FCC authorizations, $34 million for new and existing DISH TV subscriber equipment and $69 million of satellite and other corporate capital expenditures.

Cash flows from financing activities

For the six months ended June 30, 2023, we reported outflows from “Net cash flows from financing activities” of $42 million primarily related to $1.522 billion in net proceeds from the issuance of our 11 3/4% Senior Notes due 2027, partially offset by the repurchases and redemption of our 5% Senior Notes due 2023 with a remaining principal balance of $1.443 billion, net repurchases of our Convertible Notes of $71 million and repayments of long-term debt and finance lease obligations of $51 million.

Free Cash Flow

We define free cash flow as “Net cash flows from operating activities” less “Purchases of property and equipment,” and “Capitalized interest related to FCC authorizations,” as shown on our Condensed Consolidated Statements of Cash Flows. We believe free cash flow is an important liquidity metric because it measures, during a given reporting period, the amount of cash generated that is available to repay debt obligations, make investments (including strategic wireless investments), fund acquisitions and for certain other activities. Free cash flow is not a measure determined in accordance with GAAP and should not be considered a substitute for “Operating income,” “Net income,” “Net cash flows from operating activities” or any other measure determined in accordance with GAAP. Since free cash flow includes investments in operating assets, we believe this non-GAAP liquidity measure is useful in addition to the most directly comparable GAAP measure “Net cash flows from operating activities.”

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

The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Six Months Ended
	June 30,
	2023	2022

	(In thousands)
Net cash flows from operating activities	$1,349,816	$1,466,297
Purchases of property and equipment (including capitalized interest related to FCC authorizations)	(2,158,126)	(1,794,246)
Free cash flow	$(808,310)	$(327,949)

Operational Liquidity

We make general investments in property such as, among others, satellites, wireless devices, set-top boxes, information technology and facilities that support our Pay-TV segment and Retail Wireless business unit.  We are also making significant additional investments and may partner with others to, among other things, continue our 5G Network Deployment and further commercialize, build-out and integrate our Wireless spectrum licenses and related assets. Moreover, since we are primarily a subscriber-based company, we also make subscriber-specific investments to acquire new subscribers and retain existing subscribers.  While the general investments may be deferred without impacting the business in the short-term, the subscriber-specific investments are less discretionary.  Our overall objective is to generate sufficient cash flow over the life of each subscriber to provide an adequate return against the upfront investment.  Once the upfront investment has been made for each subscriber, the subsequent cash flow is generally positive, but there can be no assurance that over time we will recoup or earn a return on the upfront investment.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Finally, our future cash flow is impacted by, among other things, the rate at which we complete our 5G Network Deployment, incur litigation expense, and any cash flow from financing activities.  We anticipate total expenditures for our 5G Network Deployment to remain elevated for the remainder of 2023 as we commercialize our 5G Network. However, since we have reached our 5G Network Deployment milestone of 70% of the U.S. population, we expect our capital expenditures will decline as we prepare for our next significant build-out requirement in 2025. As a result, our historical cash flow is not necessarily indicative of our future cash flows. As of June 30, 2023, as a result of, among other things, capital expenditures for our 5G Network Deployment, we experienced negative free cash flow. We expect that this trend will continue in 2023 and in future periods. In addition, declines in our Pay-TV and Wireless subscriber base and any decrease in subscriber-related margins negatively impact our cash flow, and there can be no assurance that our subscriber declines will not continue.

Subscriber Base – Pay TV Segment and Retail Wireless Business Unit

See “Results of Operations” above for further information.

Subscriber Acquisition and Retention Costs

We incur significant upfront costs to acquire Pay-TV and Wireless subscribers, including, but not limited to, advertising, independent third-party retailer incentives, payments made to third parties, equipment and wireless device subsidies, installation services, and/or new customer promotions. While we attempt to recoup these upfront costs over the lives of their subscription, there can be no assurance that we will be successful in achieving that objective. With respect to our DISH TV services, we employ business rules such as minimum credit requirements for prospective customers and contractual commitments to receive service for a minimum term. We strive to provide outstanding customer service to increase the likelihood of customers keeping their Pay-TV services over longer periods of time. Subscriber acquisition costs for SLING TV subscribers are significantly lower than those for DISH TV subscribers. Our subscriber acquisition costs may vary significantly from period to period.

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

Our net SLING TV subscriber additions are impacted by, among other things, certain major sporting events and other major television events. The first and third quarters generally produce higher gross new Wireless subscriber activations. The historical trends discussed above, for net DISH TV subscriber additions, net SLING TV subscriber additions and gross new Wireless subscriber activations, may not be indicative of future trends. There can be no assurance that these trends will not continue and/or accelerate.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Obligations and Future Capital Requirements

Contractual Obligations

See Note 10 in the Notes to our Condensed Consolidated Financial Statements for further information.

Future Capital Requirements

We expect to fund our future working capital, capital expenditures, other investments, and debt service requirements from cash generated from operations, existing cash, restricted cash, cash equivalents and marketable investment securities balances, and cash generated through raising additional capital. We may need to make significant additional investments to, among other things, continue our 5G Network Deployment and further commercialize, build-out and integrate our Wireless spectrum licenses and related assets. The amount of capital required to fund our future working capital, capital expenditure and other investment needs varies, depending on, among other things, the rate at which we complete our 5G Network Deployment, the purchase of additional wireless spectrum licenses and the rate at which we acquire new subscribers and the cost of subscriber acquisition and retention, including, but not limited to, capitalized costs associated with our new and existing subscriber equipment lease programs. Certain of our capital expenditures for 2023 are expected to be driven by the rate of our 5G Network Deployment as well as costs associated with subscriber premises equipment. These expenditures are necessary for our 5G Network Deployment as well as to operate and maintain our DISH TV services. Consequently, we consider them to be non-discretionary.

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

On November 15, 2021 the SNR Put Right was exercised. On October 21, 2022 the Northstar Put Right was exercised. The consummation of the sale exercised under the SNR Put Right and the Northstar Put Right is subject to approval by the FCC. As of June 30, 2023, the aggregate value of Northstar Manager’s ownership interest in Northstar Spectrum and SNR Management’s ownership interest in SNR HoldCo was $507 million, recorded as “Redeemable noncontrolling interests” on our Condensed Consolidated Balance Sheets.

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

During the three and six months ended June 30, 2023, we repurchased approximately $5 million of our 2 3/8% Convertible Notes due 2024 in open market trades. The remaining balance of approximately $995 million matures on March 15, 2024. Due to capital expenditures related to our 5G Network Deployment, among other things, we do not currently have cash, marketable investment securities balances and/or projected future cash flows to fully fund this obligation.  We will raise additional capital prior to the maturity of this obligation, which may not be available at the historical interest rates of our long-term debt due to, among other things, the current market rate environment.

New Accounting Pronouncements

See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the six months ended June 30, 2023. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

In February 2023, we disclosed that our systems were subject to a cyber-security incident that compromised certain data.  The services of cyber-security experts and outside advisors were retained to assist in the evaluation of the situation.  We determined that the outage was due to a cyber-security incident and notified appropriate law enforcement authorities. During the first quarter of 2023, we incurred certain cyber-security-related expenses, including, but not limited to, costs to remediate the incident and provide additional customer support. Subsequent to the first quarter of 2023, we have not incurred material expenses resulting from the cyber-security incident and do not expect to incur material expenses in future periods.

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

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our Class A common stock from April 1, 2023 through June 30, 2023:

			Total Number of	Maximum Approximate
	Total		Shares Purchased	Dollar Value of Shares
	Number of	Average	as Part of Publicly	that May Yet be
	Shares	Price Paid	Announced	Purchased Under the
Period	Purchased	per Share	Programs	Programs (1)

	(In thousands, except share data)
April 1, 2023 - April 30, 2023	—	$—	—	$1,000,000
May 1, 2023 - May 31, 2023	—	$—	—	$1,000,000
June 1, 2023 - June 30, 2023	—	$—	—	$1,000,000
Total	—	$—	—	$1,000,000

(1)	On October 21, 2022, our Board of Directors authorized stock repurchases of up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2023. Purchases under our repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors. We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

Item 5.OTHER INFORMATION

10b5-1 Trading Arrangements

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2023, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6.EXHIBITS

(a)	Exhibits.

31.1◻	Section 302 Certification of Chief Executive Officer.

31.2◻	Section 302 Certification of Chief Financial Officer.

32.1◻	Section 906 Certification of Chief Executive Officer.

32.2◻	Section 906 Certification of Chief Financial Officer.

101◻

The following materials from the Quarterly Report on Form 10-Q of DISH Network for the quarter ended June 30, 2023 filed on August 8, 2023, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

104◻	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document).

◻	Filed herewith.

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

Date: August 8, 2023