Form 10-Q
period 2023-09-30
DISH Network CORP
filed 2023-11-06
CIK 1001082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023.

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

As of October 25, 2023, the registrant’s outstanding common stock consisted of 295,954,906 shares of Class A common stock and 238,435,208 shares of Class B common stock.

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

SUMMARY OF RISK FACTORS

Competition and Economic Risks

●	We face intense and increasing competition from providers of video, broadband and/or wireless services, which may require us to further increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.
●	Changing consumer behavior and new technologies in our Pay-TV business may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.
●	We face certain risks competing in the wireless services industry and operating a facilities-based wireless services business.
●	Our pay-TV competitors may be able to leverage their relationships with programmers to reduce their programming costs and/or offer exclusive content that will place them at a competitive advantage to us.
●	Through the MNSA and the NSA, we depend on T-Mobile and AT&T in providing network services to our Wireless subscribers. Our failure to effectively manage these relationships, including without limitation, our minimum commitments, any system failure in their wireless networks, interruption in the services provided to us, and/or the termination of the MNSA or the NSA could have a material adverse effect on our business, financial condition and results of operations.
●	Changes in how network operators handle and charge for access to data that travels across their networks could adversely impact our Pay-TV business.
●	Economic weakness and uncertainty may adversely affect our ability to grow or maintain our business.

COVID-19 Pandemic

●	The COVID-19 pandemic and its impact on the economic environment generally, and on us specifically, have adversely impacted our business. Furthermore, any continuation or worsening of the pandemic and the economic environment could have a material adverse effect on our business, financial condition and results of operations.

i

Operational and Service Delivery Risks

●	Any deterioration in our operational performance and subscriber satisfaction could adversely affect our business, financial condition and results of operations.
●	If our subscriber activations decrease, or if our subscriber churn rate, subscriber acquisition costs or retention costs increase, our financial performance will be adversely affected.
●	With respect to our Pay-TV business, programming expenses are increasing, which may adversely affect our future financial condition and results of operations.
●	We depend on others to provide the programming that we offer to our Pay-TV subscribers and, if we fail to obtain or lose access to certain programming, our Pay-TV subscriber activations and our subscriber churn rate may be negatively impacted.
●	We may not be able to obtain necessary retransmission consent agreements at acceptable rates, or at all, from local network stations.
●	We have experienced and may continue to experience cyber-attacks or other malicious activities that disrupted or may continue to disrupt our business and any future failure or disruption of our information technology infrastructure and communications systems or those of third parties that we use in our operations, could harm our business.
●	Extreme weather may result in risk of damage to our infrastructure and therefore our ability to provide services, and may lead to changes in federal, state and foreign government regulation, all of which could materially and adversely affect our business, results of operations and financial condition.
●	Our failure to effectively invest in, introduce, and implement new competitive products and services could cause our products and services to become obsolete and could negatively impact our business.
●	We rely on a single vendor or a limited number of vendors to provide certain key products or services to us, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.
●	We depend on independent third parties to solicit orders for our services that represent a meaningful percentage of our total gross new subscriber activations.
●	We have limited satellite capacity and failures or reduced capacity could adversely affect our business, financial condition and results of operations.
●	We may have potential conflicts of interest with EchoStar due to our common ownership and management.
●	We rely on highly skilled personnel for our business, and any inability to hire and retain key personnel or hire qualified personnel may negatively affect our business, financial condition and results of operations.
●	Changes in levels of U.S. government spending or overall spending priorities could impact, among other things, our business, financial condition and results of operations.

Acquisition and Capital Structure Risks

●	We have made substantial investments to acquire certain wireless spectrum licenses and other related assets, and we may be unable to realize a return on these assets.
●	We have made substantial noncontrolling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses, and we may be unable to obtain a profitable return on these investments.
●	We may pursue acquisitions and other strategic transactions to complement or expand our business that may not be successful, and we may lose up to the entire value of our investment in these acquisitions and transactions.
●	We have substantial debt outstanding and may incur additional debt.
●	We will need additional capital, which may not be available on favorable terms, to continue investing in our business and to finance acquisitions and other strategic transactions.

ii

●	The conditional conversion features of our 3 3/8% Convertible Notes due 2026 (the “Convertible Notes due 2026”), our 2 3/8% Convertible Notes due 2024 (the “Convertible Notes due 2024”) and 0% Convertible Notes due 2025 (the “Convertible Notes due 2025,” and collectively with the Convertible Notes due 2026 and the Convertible Notes due 2024, the “Convertible Notes”), if triggered, may adversely affect our financial condition.
●	The convertible note hedge and warrant transactions that we entered into in connection with the offering of the Convertible Notes due 2026 may affect the value of the Convertible Notes due 2026 and our Class A common stock.
●	We are subject to counterparty risk with respect to the convertible note hedge transactions.
●	From time to time, a portion of our investment portfolio may be invested in securities that have limited liquidity and may not be immediately accessible to support our financing needs.
●	We are controlled by one principal stockholder who is also our Chairman.

Legal and Regulatory Risks

●	Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.
●	We are, and may become, party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.
●	Our services depend on Federal Communications Commission (“FCC”) licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.
●	If our internal controls are not effective, our business, our stock price and our investor confidence in our financial results may be adversely affected.
●	We may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).

Risks Related to the Merger with EchoStar

●	We and EchoStar will be subject to a number of risks while the Merger remains pending, which may have an adverse effect on our respective businesses, and we and EchoStar may not realize the anticipated benefits of the Merger within expected timeframes or at all.

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

iii

Item 1. FINANCIAL STATEMENTS

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	September 30,	December 31,
	2023	2022
Assets
Current Assets:
Cash and cash equivalents	$851,966	$1,785,056
Marketable investment securities	182,816	835,983
Trade accounts receivable, net of allowance for credit losses of $51,706 and $44,431, respectively	802,598	953,812
Inventory	572,591	502,373
Other current assets	737,991	532,886
Total current assets	3,147,962	4,610,110

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	107,351	104,614
Property and equipment, net	7,224,876	5,640,119
FCC authorizations	37,817,941	36,933,073
Other investment securities	180,333	168,200
Operating lease assets	3,052,636	2,687,522
Other noncurrent assets, net	1,784,246	1,897,815
Intangible assets, net	429,329	565,109
Total noncurrent assets	50,596,712	47,996,452
Total assets	$53,744,674	$52,606,562

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable	$687,743	$924,438
Deferred revenue and other	595,420	711,474
Accrued programming	1,353,379	1,298,777
Accrued interest	393,497	258,799
Other accrued expenses	1,693,777	1,283,570
Current portion of long-term debt and finance lease obligations (Note 9)	1,065,447	1,547,190
Total current liabilities	5,789,263	6,024,248

Long-Term Obligations, Net of Current Portion:
Long-term debt and finance lease obligations, net of current portion (Note 9)	20,178,564	19,801,948
Deferred tax liabilities	5,026,019	4,930,135
Operating lease liabilities	3,096,308	2,687,883
Long-term deferred revenue and other long-term liabilities	843,296	753,708
Total long-term obligations, net of current portion	29,144,187	28,173,674
Total liabilities	34,933,450	34,197,922

Commitments and Contingencies (Note 10)

Redeemable noncontrolling interests (Note 2)	529,053	464,359

Stockholders’ Equity (Deficit):
Class A common stock, $0.01 par value, 1,600,000,000 shares authorized, 295,943,856 and 292,660,308 shares issued and outstanding, respectively	2,959	2,927
Class B common stock, $0.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Additional paid-in capital	4,904,145	4,851,392
Accumulated other comprehensive income (loss)	(2,053)	(3,029)
Accumulated earnings (deficit)	13,372,693	13,088,850
Total DISH Network stockholders’ equity (deficit)	18,280,128	17,942,524
Noncontrolling interests	2,043	1,757
Total stockholders’ equity (deficit)	18,282,171	17,944,281
Total liabilities and stockholders’ equity (deficit)	$53,744,674	$52,606,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue:
Service revenue	$3,588,510	$3,930,098	$11,120,673	$12,034,421
Equipment sales and other revenue	116,006	165,353	452,402	601,613
Total revenue	3,704,516	4,095,451	11,573,075	12,636,034

Costs and Expenses (exclusive of depreciation):
Cost of services	2,242,319	2,382,406	6,838,688	7,194,139
Cost of sales - equipment and other	566,585	452,749	1,561,864	1,364,087
Selling, general and administrative expenses	642,621	658,531	1,878,068	1,888,184
Depreciation and amortization	294,797	174,736	806,504	519,300
Total costs and expenses	3,746,322	3,668,422	11,085,124	10,965,710

Operating income (loss)	(41,806)	427,029	487,951	1,670,324

Other Income (Expense):
Interest income	18,649	7,632	90,907	21,853
Interest expense, net of amounts capitalized	(10,173)	(4,848)	(27,379)	(15,067)
Other, net	(151,497)	57,941	(120,726)	114,264
Total other income (expense)	(143,021)	60,725	(57,198)	121,050

Income (loss) before income taxes	(184,827)	487,754	430,753	1,791,374
Income tax (provision) benefit, net	67,988	(58,169)	(81,930)	(372,936)
Net income (loss)	(116,839)	429,585	348,823	1,418,438
Less: Net income (loss) attributable to noncontrolling interests, net of tax	22,346	17,355	64,980	50,725
Net income (loss) attributable to DISH Network	$(139,185)	$412,230	$283,843	$1,367,713

Weighted-average common shares outstanding - Class A and B common stock:
Basic	534,034	530,436	532,788	529,870
Diluted	534,034	637,455	639,931	637,295

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$(0.26)	$0.78	$0.53	$2.58
Diluted net income (loss) per share attributable to DISH Network	$(0.26)	$0.65	$0.44	$2.15

Comprehensive Income (Loss):
Net income (loss)	$(116,839)	$429,585	$348,823	$1,418,438
Other comprehensive income (loss):
Foreign currency translation adjustments	573	(1,610)	1,303	(1,653)
Unrealized holding gains (losses) on available-for-sale debt securities	(230)	67	(200)	13
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	230	—	231	2
Deferred income tax (expense) benefit, net	(199)	120	(358)	133
Total other comprehensive income (loss), net of tax	374	(1,423)	976	(1,505)
Comprehensive income (loss)	(116,465)	428,162	349,799	1,416,933
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	22,346	17,355	64,980	50,725
Comprehensive income (loss) attributable to DISH Network	$(138,811)	$410,807	$284,819	$1,366,208

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

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) - Continued

(In thousands)

(Unaudited)

			Accumulated
	Class A and B	Additional	Other	Accumulated			Redeemable
	Common	Paid-In	Comprehensive	Earnings	Noncontrolling		Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Interests	Total	Interests
Balance, December 31, 2022	$5,311	$4,851,392	$(3,029)	$13,088,850	$1,757	$17,944,281	$464,359
Issuance of Class A common stock:
Exercise of stock awards	—	(386)	—	—	—	(386)	—
Employee Stock Purchase Plan	4	3,249	—	—	—	3,253	—
Non-cash, stock-based compensation	—	12,037	—	—	—	12,037	—
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	(25)	—	—	(25)	—
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	(126)	—	—	(126)	—
Foreign currency translation	—	—	632	—	—	632	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	127	127	20,405
Net income (loss) attributable to DISH Network	—	—	—	222,705	—	222,705	—
Balance, March 31, 2023	$5,315	$4,866,292	$(2,548)	$13,311,555	$1,884	$18,182,498	$484,764
Issuance of Class A common stock:
Exercise of stock awards	6	(36)	—	—	—	(30)	—
Employee benefits	11	14,660	—	—	—	14,671	—
Employee Stock Purchase Plan	6	3,310	—	—	—	3,316	—
Non-cash, stock-based compensation	—	9,894	—	—	—	9,894	—
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	56	—	—	56	—
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	(33)	—	—	(33)	—
Foreign currency translation	—	—	98	—	—	98	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	79	79	22,023
Net income (loss) attributable to DISH Network	—	—	—	200,323	—	200,323	—
Balance, June 30, 2023	$5,338	$4,894,120	$(2,427)	$13,511,878	$1,963	$18,410,872	$506,787
Issuance of Class A common stock:
Exercise of stock awards	—	(55)	—	—	—	(55)	—
Employee benefits	—	9	—	—	—	9	—
Employee Stock Purchase Plan	5	2,514	—	—	—	2,519	—
Non-cash, stock-based compensation	—	7,557	—	—	—	7,557	—
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	(199)	—	—	(199)	—
Foreign currency translation	—	—	573	—	—	573	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	80	80	22,266
Net income (loss) attributable to DISH Network	—	—	—	(139,185)	—	(139,185)	—
Balance, September 30, 2023	$5,343	$4,904,145	$(2,053)	$13,372,693	$2,043	$18,282,171	$529,053

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2023	2022
Cash Flows From Operating Activities:
Net income (loss)	$348,823	$1,418,438
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	806,504	519,300
Realized and unrealized losses (gains) on investments, derivatives and other	118,109	(117,382)
Non-cash, stock-based compensation	29,488	56,965
Deferred tax expense (benefit)	95,526	351,640
Changes in allowance for credit losses	7,275	(1,903)
Change in long-term deferred revenue and other long-term liabilities	18,786	47,666
Other, net	129,637	182,127
Changes in current assets and current liabilities, net	163,948	(315,348)
Net cash flows from operating activities	1,718,096	2,141,503

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(1,368,964)	(125,532)
Sales and maturities of marketable investment securities	1,942,010	2,984,627
Purchases of property and equipment	(2,326,883)	(1,831,146)
Capitalized interest related to FCC authorizations (Note 2)	(747,743)	(756,289)
Purchases of FCC authorizations, including deposits	(1,802)	(7,206,865)
Other, net	5,115	5,219
Net cash flows from investing activities	(2,498,267)	(6,929,986)

Cash Flows From Financing Activities:
Repayment of long-term debt and finance lease obligations	(95,789)	(64,564)
Redemption and repurchases of senior notes	(1,451,250)	(2,000,000)
Proceeds from issuance of senior notes	1,500,000	—
Repurchases of convertible notes	(182,834)	—
Early debt extinguishment gains (losses)	72,566	(1,138)
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	8,617	13,774
Debt issuance costs and debt (discount) premium	21,635	—
Other, net	(4,670)	(8,667)
Net cash flows from financing activities	(131,725)	(2,060,595)

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	(911,896)	(6,849,078)
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 5)	1,847,981	7,734,260
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 5)	$936,085	$885,182

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

Pay-TV

We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear and on-demand streaming over-the-top (“OTT”) Internet-based domestic, international, Latino and Freestream video programming services (“SLING TV”). As of September 30, 2023, we had 8.840 million Pay-TV subscribers in the United States, including 6.720 million DISH TV subscribers and 2.120 million SLING TV subscribers.

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

We are currently operating our Retail Wireless business unit primarily as a mobile virtual network operator (“MVNO”) as we continue our 5G Network Deployment and commercialize our 5G Network, as defined below. We are transitioning our Retail Wireless business unit to a mobile network operator (“MNO”) as our 5G Network becomes commercially available and we are currently activating subscribers onto our 5G Network. As an MVNO, today we depend on T-Mobile and AT&T to provide us with network services under the amended Master Network Services Agreement (“MNSA”) and Network Services Agreement (the “NSA”), respectively. Under the NSA, we expect AT&T will become our primary network services provider. As of September 30, 2023, we had 7.500 million Wireless subscribers.

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

We will need to raise additional capital in the future, which may not be available on favorable terms, to fund the efforts described below, as well as, among other things, make any potential Northstar Re-Auction Payment. There can be no assurance that we and/or the SNR Entities will be able to profitably deploy these Wireless spectrum licenses, which may affect the carrying amount of these assets and our future financial condition or results of operations. See Note 10 for further information.

DISH Network Spectrum

We have invested a total of over $30 billion to acquire certain Wireless spectrum licenses. These Wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. We plan to commercialize our Wireless spectrum licenses through the completion of the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G network (our “5G Network Deployment”). We have committed to deploy a facilities-based 5G broadband network (our “5G Network”) capable of serving increasingly larger portions of the U.S. population at different deadlines, including 20% of the U.S. population by June 2022 and 70% of the U.S. population by June 2023.  If by June 2023, we are offering 5G broadband service to at least 50% of the U.S. population but less than 70% of the U.S. population, the 70% June 2023 deadline will be extended automatically to June 2025; however, as a result, we may, under certain circumstances, potentially be subject to certain penalties. On June 14, 2022, we announced we had successfully reached our 20% population coverage requirement. In addition, we announced and certified to the FCC that as of June 14, 2023, we offer 5G broadband service to over 73% of the U.S. population, or more than 246 million Americans nationwide, and have deployed over 16,000 5G cell sites. On September 29, 2023, the FCC confirmed we have met all of our June 14, 2023 band-specific 5G deployment commitments, and two of our three nationwide 5G commitments.  The single remaining 5G commitment, that at least 70% of the U.S. population has access to average download speeds equal to 35 Mbps, will be confirmed using the drive test methodology agreed to and approved by the FCC. We have six months from September 29, 2023 to complete this drive test.  We now have the largest commercial deployment of 5G voice over new radio (“VoNR”) in the world, reaching more than 100 million Americans in over 60 markets, and we are launching new markets every month.

As a result of us providing 5G broadband service to over 50% of the U.S. population by June 14, 2023, the final build-out deadlines have been extended automatically to June 14, 2025 for us to offer 5G broadband service to at least 70% of the population in each Economic Area for the 700 MHz Licenses and AWS-4 Licenses and at least 75% of the population in each Economic Area for the H Block Licenses.

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

Under the applicable accounting guidance in Accounting Standards Codification 810, Consolidation (“ASC 810”), Northstar Spectrum and SNR HoldCo are considered variable interest entities (“VIEs”) and, based on the characteristics of the structure of these entities and in accordance with the applicable accounting guidance, we consolidate these entities into our financial statements. Subsequent to September 30, 2023, the FCC consented to the sale of Northstar Manager, LLC’s ownership interests in Northstar Spectrum, which we purchased for a total of approximately $109 million on October 12, 2023. This purchase resulted in the elimination of all of our redeemable noncontrolling interest as it related to Northstar Spectrum as of the purchase date and we continue to consolidate the Northstar Entities as wholly-owned subsidiaries. See Note 2 for further information.

The AWS-3 Licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. The SNR Entities may need to raise significant additional capital in the future, which may be obtained from third-party sources or from us, so that the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC. Depending upon the nature and scope of such commercialization, build-out and integration efforts, regulatory compliance, and potential SNR Re-Auction Payment, any loans, equity contributions or partnerships could vary significantly. There can be no assurance that we will be able to obtain a profitable return on our noncontrolling investment in the SNR Entities. See Note 10 for further information.

Recent Developments

As previously disclosed, on August 8, 2023, we entered into an Agreement and Plan of Merger (the “Original Merger Agreement”) with EchoStar and Eagle Sub Corp, a Nevada corporation and a wholly-owned subsidiary of DISH Network (“Eagle Sub”), providing for the merger of Eagle Sub with and into EchoStar, with EchoStar surviving the merger as a wholly-owned subsidiary of DISH Network. On October 2, 2023, we entered into an Amended and Restated Agreement and Plan of Merger (the “Amended Merger Agreement”) with EchoStar and EAV Corp., a Nevada corporation and a wholly-owned subsidiary of EchoStar (“Merger Sub”), which revises the structure of the merger of DISH Network and EchoStar. The Amended Merger Agreement provides, among other things, that subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will merge with and into DISH Network (the “Merger”), with DISH Network surviving the Merger as a wholly-owned subsidiary of EchoStar. Our Board of Directors, acting upon the unanimous recommendation of a special transaction committee of independent directors of our Board of Directors (the “DISH Network Special Committee”), unanimously approved, adopted and declared advisable the Amended Merger Agreement and the transactions contemplated by the Amended Merger Agreement.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On the terms and subject to the conditions set forth in the Amended Merger Agreement, at the effective time of the Merger (the “Effective Time”), (a) each share of our Class A common stock and our Class C Common Stock, par value $0.01 per share, outstanding immediately prior to the Effective Time, will be converted into the right to receive a number of validly issued, fully paid and non-assessable shares of EchoStar Class A Common Stock, par value $0.001 per share (“EchoStar Class A Common Stock”), equal to 0.350877 (the “Exchange Ratio”) and (b) each share of our Class B common stock, par value $0.01 per share, outstanding immediately prior to the Effective Time will be converted into the right to receive a number of validly issued, fully paid and non-assessable shares of EchoStar Class B Common Stock, par value $0.001 per share (the “EchoStar Class B Common Stock” and, together with the EchoStar Class A Common Stock, the “EchoStar Common Stock”), equal to the Exchange Ratio, in each case except for any shares of our Class A common stock, Class B common stock and Class C common stock (collectively, “DISH Common Stock”) that are held in DISH Network’s treasury or held directly by EchoStar or Merger Sub immediately prior to the Effective Time. If the Merger is completed, the shares of the our Class A common stock will be delisted from the Nasdaq Global Select Market (“NASDAQ”) and deregistered under the Securities Exchange Act of 1934, as amended.

The respective obligations of DISH Network and EchoStar to consummate the transactions contemplated by the Amended Merger Agreement are subject to the satisfaction or waiver of a number of conditions, including, among others, (a) the adoption and approval of the Amended Merger Agreement and approval of the Merger by the affirmative vote of the holders of a majority of DISH Common Stock entitled to vote thereon, which condition was satisfied through the execution and delivery of a written consent (the “Ergen DISH Written Consent”) by the Ergen DISH Stockholders (as defined in the Amended Merger Agreement); and (b) the affirmative vote of a majority of the votes cast by the holders of EchoStar Common Stock entitled to vote thereon with respect to the issuance of shares of EchoStar Common Stock in connection with the Merger, which condition was satisfied through the execution and delivery of a written consent (the “Ergen EchoStar Written Consent”) by the Ergen EchoStar Stockholders (as defined in the Amended Merger Agreement).

Concurrently with the entry into the Amended Merger Agreement, the Ergen EchoStar Stockholders, the Ergen DISH Stockholders (collectively, the “Ergen Stockholders”), DISH Network and EchoStar entered into an amended and restated support agreement (the “Amended Support Agreement”), pursuant to which the Ergen Stockholders agreed, among other things: (a) not to transfer shares of DISH Common Stock or EchoStar Common Stock prior to the earlier of the Effective Time and the termination of the Amended Merger Agreement in accordance with the terms thereof, subject to certain limited exceptions and (b) to not vote, or cause or direct to be voted, the shares of EchoStar Class A Common Stock owned by them as of the closing of the Merger, other than with respect of any matter on presented to the holders of EchoStar Class A Common Stock on which holders of EchoStar Class B Common Stock are not entitled to vote, for three years following the closing of the Merger.

For more information and a copy of the Amended Merger Agreement and the Amended Support Agreement, see the Form 8-K of DISH Network Corporation filed on October 3, 2023.

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

During the first quarter of 2023, we incurred substantially all of our cyber-security-related expenses for this matter, including, but not limited to, costs to remediate the incident and provide additional customer support. During the second and third quarters of 2023, we did not incur additional material expenses resulting from the cyber-security incident and do not expect to incur material expenses in future periods. During the nine months ended September 30, 2023, we incurred approximately $30 million in cyber-security-related expenses, which are recorded in “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

The First Northstar Put Window closed in the first quarter of 2021. On October 21, 2022, we, through our wholly-owned subsidiary American II received notice that Northstar Manager exercised the Northstar Put Right effective as of October 21, 2022. The consummation of the sale was subject to consent by the FCC, which occurred on October 10, 2023. The value of the Northstar Put Right had accrued to approximately $109 million as of September 30, 2023. Subsequently, on October 12, 2023, we completed the purchase of Northstar Manager’s ownership interests in Northstar Spectrum, for approximately $109 million. This purchase resulted in the elimination of all of our redeemable noncontrolling interest as it related to Northstar Spectrum as of the purchase date and we continue to consolidate the Northstar Entities as wholly-owned subsidiaries.

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

The First SNR Put Window closed in the first quarter of 2021. On November 15, 2021, we, through our wholly-owned subsidiary American III received notice that SNR Management exercised the SNR Put Right effective as of November 15, 2021. The consummation of the sale is subject to consent by the FCC. The value of the SNR Put Right has accrued to approximately $420 million as of September 30, 2023. If consented to by the FCC, the sale will result in the elimination of all of our redeemable noncontrolling interest as it related to SNR Wireless.

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

As of September 30, 2023 and December 31, 2022, the aggregate value of Northstar Manager’s ownership interest in Northstar Spectrum and SNR Management’s ownership interest in SNR HoldCo was $529 million and $464 million, respectively, recorded as “Redeemable noncontrolling interests” on our Condensed Consolidated Balance Sheets. Subsequently, the FCC consented to the sale of Northstar Manager’s ownership interests in Northstar Spectrum, which we purchased for a total of approximately $109 million on October 12, 2023. This purchase resulted in the elimination of all of our redeemable noncontrolling interest as it related to Northstar Spectrum as of the purchase date and we continue to consolidate the Northstar Entities as wholly-owned subsidiaries.

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

We are currently preparing for the commercialization of our 5G Network Deployment. As a result, the interest expense related to the carrying amount of the 5G Network Deployment qualifying assets is being capitalized. The qualifying assets currently exceed the carrying value of our long-term debt and finance lease obligations, therefore substantially all of our interest expense is being capitalized. However, as the qualifying assets, including certain bands of wireless spectrum licenses, are placed into service, we will no longer capitalize interest on those assets and we will begin to expense interest on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

As of September 30, 2023 and December 31, 2022, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses) and current liabilities (excluding the “Current portion of long-term debt and finance lease obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates. See Note 5 for the fair value of our marketable investment securities and derivative instruments.

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

Assets Recognized Related to the Costs to Obtain a Contract with a Subscriber

We recognize an asset for the incremental costs of obtaining a contract with a subscriber if we expect the benefit of those costs to be longer than one year.  We have determined that certain sales incentive programs in both our Pay-TV and Wireless segments, including those with our independent third-party retailers, meet the requirements to be capitalized, and payments made under these programs are capitalized and amortized to expense over the estimated subscriber life exceeding one year.  During the three months ended September 30, 2023 and 2022, we capitalized $68 million and $92 million, respectively, under these programs.  The amortization expense related to these programs was $92 million and $103 million for the three months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023 and 2022, we capitalized $234 million and $260 million, respectively, under these programs.  The amortization expense related to these programs was $286 million and $323 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, we had a total of $330 million and $381 million, respectively, capitalized, net of amortization, on our Condensed Consolidated Balance Sheets.  These amounts are capitalized in “Other current assets” and “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets, and then amortized in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Advertising Costs

We recognize advertising expense when incurred as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Advertising expenses totaled $169 million and $176 million for the three months ended September 30, 2023 and 2022, respectively. Advertising expenses totaled $462 million and $454 million for the nine months ended September 30, 2023 and 2022, respectively.

Research and Development

Research and development costs are expensed as incurred and are included as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Research and development costs totaled $11 million and $12 million for the three months ended September 30, 2023 and 2022, respectively. Research and development costs totaled $33 million and $34 million for the nine months ended September 30, 2023 and 2022, respectively.

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

Merger Consideration

On the terms and subject to the conditions set forth in the Amended Merger Agreement, at the Effective Time, each share of our Class A Common Stock outstanding immediately prior to the Effective Time will be converted into EchoStar Class A Common Stock equal to the Exchange Ratio. See Note 1 for further information. In addition, on the terms and subject to the conditions set forth in the Amended Merger Agreement, prior to or at the Effective Time, we and EchoStar will cooperate and take all actions required to amend the terms and conditions of the Convertible Notes, the convertible note hedge transactions, and the warrant transactions. See Note 9 for further information.

The following table presents EPS amounts for all periods and the basic and diluted weighted-average shares outstanding used in the calculation.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(In thousands, except per share amounts)
Net income (loss)	$(116,839)	$429,585	$348,823	$1,418,438
Less: Net income (loss) attributable to noncontrolling interests, net of tax	22,346	17,355	64,980	50,725
Net income (loss) attributable to DISH Network - Basic	(139,185)	412,230	283,843	1,367,713
Interest on dilutive Convertible Notes, net of tax (1)	—	—	—	—
Net income (loss) attributable to DISH Network - Diluted	$(139,185)	$412,230	$283,843	$1,367,713

Weighted-average common shares outstanding - Class A and B common stock:
Basic	534,034	530,436	532,788	529,870
Dilutive impact of Convertible Notes (2)	—	107,016	107,016	107,016
Dilutive impact of stock awards outstanding (2)	—	3	127	409
Diluted	534,034	637,455	639,931	637,295

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$(0.26)	$0.78	$0.53	$2.58
Diluted net income (loss) per share attributable to DISH Network	$(0.26)	$0.65	$0.44	$2.15

(1)	For both the three and nine months ended September 30, 2023 and 2022, substantially all of our interest expense was capitalized. See Note 2 for further information.
(2)	For the three months ended September 30, 2023, the dilutive impact of 107 million weighted-average shares of Class A common stock were excluded from the computation of “Diluted net income (loss) per share attributable to DISH Network” because the effect would have been anti-dilutive as a result of the net loss attributable to DISH Network in the period.

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

	As of September 30,
	2023	2022

	(In thousands)
Anti-dilutive stock awards	14,835	8,435
Performance/market based options	13,565	15,508
Restricted Performance Units/Awards	—	1,146
Common stock warrants	46,029	46,029
Total	74,429	71,118

4.Supplemental Data - Statements of Cash Flows

The following table presents certain supplemental cash flow and other non-cash data. See Note 8 for supplemental cash flow and non-cash data related to leases.

	For the Nine Months Ended
	September 30,
	2023	2022

	(In thousands)
Cash paid for interest (including capitalized interest)	$851,275	$798,773
Cash received for interest	11,578	6,827
Cash paid for income taxes	22,440	49,746
Capitalized interest (1)	969,736	773,689
Employee benefits paid in Class A common stock	14,680	26,348
Vendor financing	87,343	82,325
FCC licenses reclassification	—	122,657
Accrued wireless equipment purchases	281,444	537,977
Asset retirement obligation	65,580	101,342
Accrued Upfront Payment (2)	100,000	—
Unsettled sales of marketable investment securities	119,068	—

(1)	See Note 2 for further information.
(2)	See Note 5 for further information.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

5.	Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	September 30,	December 31,
	2023	2022

	(In thousands)
Marketable investment securities:
Current marketable investment securities:
Strategic - available-for-sale	$144	$144
Strategic - trading/equity	75	655
Other	182,597	835,184
Total current marketable investment securities	182,816	835,983
Restricted marketable investment securities (1)	23,232	41,689
Total marketable investment securities	206,048	877,672

Restricted cash and cash equivalents (1)	84,119	62,925

Other investment securities:
Other investment securities	180,333	168,200
Total other investment securities	180,333	168,200

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$470,500	$1,108,797

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash, cash equivalents and marketable investment securities” on our Condensed Consolidated Balance Sheets.

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

Current Marketable Investment Securities – Strategic

Our current strategic marketable investment securities portfolio includes and may include strategic and financial debt and/or equity investments in private and public companies that are highly speculative and have experienced and continue to experience volatility. As of September 30, 2023, this portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers. The fair value of certain of the debt and equity securities in this portfolio can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of September 30, 2023 and December 31, 2022, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit and trusts.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	September 30, 2023				December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(In thousands)
Cash equivalents (including restricted)	$745,774	$54,839	$690,935	$—	$1,620,458	$174,050	$1,446,408	$—

Debt securities (including restricted):
U.S. Treasury and agency securities	$5,076	$5,076	$—	$—	$22,824	$22,824	$—	$—
Commercial paper	180,086	—	180,086	—	696,324	—	696,324	—
Corporate securities	17,901	—	17,901	—	156,380	—	156,380	—
Other	2,910	—	2,766	144	1,489	—	1,345	144
Equity securities	75	75	—	—	655	655	—	—
Total	$206,048	$5,151	$200,753	$144	$877,672	$23,479	$854,049	$144

As of September 30, 2023, restricted and non-restricted marketable investment securities included debt securities of $206 million with contractual maturities within one year. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Derivative Instruments

We have the option to purchase certain of T-Mobile’s 800 MHz spectrum licenses from T-Mobile at a fixed price.  This instrument meets the definition of a derivative and is valued based upon, among other things, our estimate of the underlying asset price, the expected term, volatility, the risk free rate of return and the probability of us exercising the option. The instrument acquisition date fair value was $713 million. The derivative is remeasured quarterly. As of September 30, 2023 and December 31, 2022, the derivative’s fair value was $1.501 billion and $1.693 billion, respectively, and is included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets. The change in the derivative’s carrying value was primarily driven by a decrease in our estimated probability of exercising the option. This decrease was partially offset by an increase in the estimated underlying asset value based on Level 3 current market data indicative pricing for similar assets. All changes in the derivative’s fair value are recorded in “Other, net” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) until the option is either exercised or expires. See the table below. If we elect to exercise the option and purchase these licenses, we will record the licenses at fair value at that date in “FCC authorizations” on our Condensed Consolidated Balance Sheets. If we elect to not exercise the option or it expires, we will expense the derivative’s fair value at that date on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and were potentially subject to pay T-Mobile a fee of approximately $72 million per the License Purchase Agreement under certain circumstances. In conjunction with the Amendment that modifies the License Purchase Agreement, discussed below, the $72 million fee has been superseded by the Upfront Payment, defined below. See Note 10 further information on the License Purchase Agreement.

On June 30, 2023, the United States Department of Justice, Antitrust Division (the “DOJ”) provided notice to the United States District Court for the District of Columbia (the “District Court”) that, pursuant to its discretion under the Final Judgment, it granted a 60-day extension of the deadline for T-Mobile to divest the 800 MHz spectrum licenses, which expired on August 30, 2023.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On August 17, 2023, we filed a petition with the District Court seeking an extension of the deadline for T-Mobile to divest the 800 MHz spectrum licenses.

On October 15, 2023, we and T-Mobile entered into an amendment to the License Purchase Agreement (the “Amendment”) that, among other things, extends the date by which we may purchase the 800 MHz spectrum licenses to April 1, 2024 (the “Extension”). In connection with the Extension, we agreed to make an upfront payment of $100 million (the “Upfront Payment”) to T-Mobile. The Amendment also resolves all outstanding disputes between the parties with respect to the License Purchase Agreement.

The Amendment has been approved by the DOJ in accordance with the Stipulation and Order filed in the District Court on July 26, 2019 and the Final Judgment entered by the District Court on April 1, 2020. The Amendment became effective upon the District Court entering the Amended Final Judgment on October 23, 2023.

The Upfront Payment is fully creditable against the purchase price in the event we exercise our option to purchase the 800 MHz spectrum licenses from T-Mobile. T-Mobile has the right (but not the obligation) to pursue an alternative offer between now and April 1, 2024 provided that we retain the first right to purchase the spectrum before April 1, 2024. If we elect to not exercise the option to purchase the 800 MHz spectrum licenses pursuant to the License Purchase Agreement or it expires, T-Mobile will retain the $100 million Upfront Payment per the Amendment and we will expense the Upfront Payment at that date on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

As of September 30, 2023, we recorded the $100 million Upfront Payment in “Other noncurrent assets, net” with the offsetting liability in “Other accrued expenses” on our Condensed Consolidated Balance Sheets. Subsequently, on October 25, 2023, we paid the $100 million Upfront Payment to T-Mobile.

We account for our option to purchase certain T-Mobile’s 800 MHz spectrum licenses under the License Purchase Agreement as a Level 3 instrument within the fair value hierarchy.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Gains and Losses on Sales and Changes in Carrying Amounts of Investments and Other

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Other, net:	2023	2022	2023	2022

	(In thousands)
Marketable and non-marketable investment securities - realized and unrealized gains (losses)	$20	$26,569	$1,432	$26,531
Derivative instruments - net realized and/or unrealized gains (losses) (1)	(155,133)	34,000	(192,107)	92,000
Gains (losses) related to early redemption of debt (2)	4,480	—	72,566	(1,149)
Equity in earnings (losses) of affiliates	(1,216)	(570)	(3,596)	687
Other	352	(2,058)	979	(3,805)
Total	$(151,497)	$57,941	$(120,726)	$114,264

(1)	The change in the derivative’s carrying value was primarily driven by a decrease in our estimated probability of exercising the option to purchase certain of T-Mobile’s 800 MHz spectrum licenses. This decrease was partially offset by an increase in the estimated underlying asset value based on Level 3 current market data indicative pricing for similar assets.
(2)	This change primarily resulted from repurchases of our Convertible Notes and 5 7/8% Senior Notes due 2024 during the three and nine months ended September 30, 2023. See Note 9 for further information.

6.Inventory

Inventory consisted of the following:

	As of
	September 30,	December 31,
	2023	2022

	(In thousands)
Finished goods	$484,270	$447,322
Work-in-process and service repairs	34,060	19,351
Consignment (1)	54,261	14,792
Raw materials	—	20,908
Total inventory	$572,591	$502,373

(1)	This change primarily resulted from a distribution agreement related to Boost Infinite wireless devices.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

7.Property and Equipment and Intangible Assets

Property and Equipment

Property and equipment consisted of the following:

	Depreciable			As of
	Life			September 30,	December 31,
	(In Years)			2023	2022

				(In thousands)
Equipment leased to customers	2	-	5	$1,229,396	$1,318,272
Satellites	4	-	15	1,718,865	1,718,865
Satellites acquired under finance lease agreements		15		344,447	344,447
Furniture, fixtures, equipment and other	2	-	20	1,220,570	1,215,496
5G Network Deployment equipment (1)	3	-	15	2,854,590	770,153
Software	3	-	6	1,655,104	1,354,656
Buildings and improvements	5	-	40	381,768	380,519
Land		-		17,513	17,513
Construction in progress		-		2,921,462	3,170,623
Total property and equipment				12,343,715	10,290,544
Accumulated depreciation				(5,118,839)	(4,650,425)
Property and equipment, net				$7,224,876	$5,640,119

(1)	Includes 5G Network Deployment assets acquired under finance lease agreements.

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(In thousands)
Equipment leased to customers	$34,466	$47,745	$126,073	$148,775
Satellites	32,956	36,083	101,993	111,970
Buildings, furniture, fixtures, equipment and other	24,780	10,552	52,099	34,927
5G Network Deployment equipment	94,204	6,665	231,085	14,989
Software	63,484	35,979	159,460	98,728
Intangible assets	44,907	37,712	135,794	109,911
Total depreciation and amortization	$294,797	$174,736	$806,504	$519,300

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Satellites

Pay-TV Satellites. We currently utilize nine satellites in geostationary orbit approximately 22,300 miles above the equator, seven of which we own and depreciate over their estimated useful life. We also lease two satellites from third parties: Anik F3, which is accounted for as an operating lease, and Nimiq 5, which is accounted for as a finance lease and is depreciated over its economic life. As of July 2023, we no longer lease the Ciel II satellite.

As of September 30, 2023, our pay-TV satellite fleet consisted of the following:

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

Satellite Under Construction

EchoStar XXV. On March 20, 2023, we entered into a contract with Maxar Space LLC for the construction of EchoStar XXV, a DBS satellite that is capable of providing service to the continental United States (“CONUS”) and is intended to be used at the 110 degree orbital location. Subsequent to September 30, 2023, we entered into an agreement with Space Exploration Technologies Corp (“SpaceX”) for launch services for this satellite, which is expected to be launched during 2026.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The components of lease expense were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(In thousands)
Operating lease cost (1)	$130,288	$91,447	$364,622	$229,359

Short-term lease cost (2)	2,686	3,281	8,107	10,220

Finance lease cost:
Amortization of right-of-use assets	13,316	6,048	53,505	21,989
Interest on lease liabilities	3,521	3,926	10,915	9,084
Total finance lease cost	16,837	9,974	64,420	31,073
Total lease costs	$149,811	$104,702	$437,149	$270,652

(1)	The increase in operating lease cost is primarily related to communication tower leases.
(2)	Leases that have terms of 12 months or less.

Supplemental cash flow information related to leases was as follows:

	For the Nine Months Ended
	September 30,
	2023	2022

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$233,135	$106,036
Operating cash flows from finance leases	$9,778	$8,721
Financing cash flows from finance leases	$37,936	$34,266

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$559,539	$1,184,791
Finance leases	$53,771	$51,661

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Supplemental balance sheet information related to leases was as follows:

	As of
	September 30,	December 31,
	2023	2022

	(In thousands)
Operating Leases:
Operating lease assets	$3,052,636	$2,687,522

Other current liabilities	$274,217	$194,030
Operating lease liabilities	3,096,308	2,687,883
Total operating lease liabilities	$3,370,525	$2,881,913

Finance Leases:
Property and equipment, gross	$465,549	$411,778
Accumulated depreciation	(357,328)	(303,802)
Property and equipment, net	$108,221	$107,976

Other current liabilities	$61,875	$48,066
Other long-term liabilities	77,314	75,287
Total finance lease liabilities	$139,189	$123,353

Weighted Average Remaining Lease Term:
Operating leases	11.1 years	11.8 years
Finance leases	2.4 years	2.7 years

Weighted Average Discount Rate:
Operating leases	8.2%	7.3%
Finance leases	9.7%	9.8%

Maturities of lease liabilities as of September 30, 2023 were as follows:

	Maturities of Lease Liabilities
	Operating	Finance
For the Years Ending December 31,	Leases	Leases	Total

	(In thousands)
2023 (remaining three months)	$91,796	$21,949	$113,745
2024	392,168	63,331	455,499
2025	430,568	35,392	465,960
2026	462,804	36,588	499,392
2027	465,517	2,574	468,091
Thereafter	3,438,681	—	3,438,681
Total lease payments	5,281,534	159,834	5,441,368
Less: Imputed interest	(1,911,009)	(20,645)	(1,931,654)
Total	3,370,525	139,189	3,509,714
Less: Current portion	(274,217)	(61,875)	(336,092)
Long-term portion of lease obligations	$3,096,308	$77,314	$3,173,622

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

9.Long-Term Debt and Finance Lease Obligations

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of September 30, 2023 and December 31, 2022:

	As of
	September 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In thousands)
5% Senior Notes due 2023 (1)	$—	$—	$1,443,179	$1,441,635
2 3/8% Convertible Notes due 2024 (2)	951,168	916,688	1,000,000	906,970
5 7/8% Senior Notes due 2024 (3)	1,989,139	1,855,529	2,000,000	1,870,940
0% Convertible Notes due 2025 (4)	1,957,197	1,321,108	2,000,000	1,287,540
7 3/4% Senior Notes due 2026	2,000,000	1,504,760	2,000,000	1,620,280
3 3/8% Convertible Notes due 2026 (5)	2,908,801	1,757,643	3,000,000	1,894,230
5 1/4% Senior Secured Notes due 2026	2,750,000	2,338,683	2,750,000	2,336,813
11 3/4% Senior Secured Notes due 2027 (6)	3,500,000	3,522,750	2,000,000	2,071,240
7 3/8% Senior Notes due 2028	1,000,000	634,930	1,000,000	708,320
5 3/4% Senior Secured Notes due 2028	2,500,000	1,928,025	2,500,000	2,013,675
5 1/8% Senior Notes due 2029	1,500,000	841,710	1,500,000	976,755
Other notes payable	116,800	116,800	138,303	138,303
Subtotal	21,173,105	$16,738,626	21,331,482	$17,266,700
Unamortized deferred financing costs and other debt discounts, net	(68,283)		(105,697)
Finance lease obligations (7)	139,189		123,353
Total long-term debt and finance lease obligations (including current portion)	$21,244,011		$21,349,138

(1)	We had repurchased or redeemed the principal balance of our 5% Senior Notes due 2023 as of March 15, 2023, the instrument’s maturity date.
(2)	During the three and nine months ended September 30, 2023, we repurchased approximately $44 million and $49 million, respectively, of our 2 3/8% Convertible Notes due 2024 in open market trades. The remaining balance of approximately $951 million matures on March 15, 2024. Our 2 3/8% Convertible Notes due 2024 are included in “Current portion of long-term debt and finance lease obligations” on our Condensed Consolidated Balance Sheets as of September 30, 2023.
(3)	During both the three and nine months ended September 30, 2023, we repurchased approximately $11 million of our 5 7/8% Senior Notes due 2024 in open market trades. The remaining balance of approximately $1.989 billion matures on November 15, 2024.
(4)	During the three and nine months ended September 30, 2023, we repurchased approximately zero and $43 million, respectively, of our 0% Convertible Notes due 2025 in open market trades. The remaining balance of approximately $1.957 billion matures on December 15, 2025.
(5)	During the three and nine months ended September 30, 2023, we repurchased approximately zero and $91 million, respectively, of our 3 3/8% Convertible Notes due 2026 in open market trades. The remaining balance of approximately $2.909 billion matures on August 15, 2026.
(6)	On January 26, 2023, we issued an additional $1.5 billion aggregate principal amount of our 11 3/4% Senior Secured Notes due 2027.
(7)	Disclosure regarding fair value of finance leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Future Capital Requirements

We have and expect to continue to incur significant expenditures in 2023 and 2024 related to our 5G Network Deployment, including, but not limited to, capital expenditures associated with our 5G Network Deployment, and the potential purchase of additional wireless spectrum licenses.  The amount of capital required will also depend on, among other things, debt maturities (as detailed in the table above), the growth of our Retail Wireless business unit and the levels of investment necessary to support potential strategic initiatives that may arise from time to time. We do not currently have cash, marketable investment securities balances and/or projected future cash flows to fully fund our 2024 debt maturities. Since we reached our 5G Network Deployment milestone of 70% of the U.S. population, we expect our capital expenditures will decline in the near term. However, as we prepare for our next build-out requirements in 2025, we expect our capital expenditures to increase as we approach this deadline.

To address any remaining capital needs in the near-term, including repayment of our March 2024 debt maturity, we plan to implement one or more of the following options, among other things: raise additional capital, complete the Merger, pursue strategic transactions and/or advance additional cost reduction initiatives. We believe it is probable the Merger will close prior to the March 2024 debt maturity, however, there can be no assurances. Our cost reduction initiatives may include, among other things, a decrease in the anticipated rate at which we acquire subscribers, a reduction to certain selling, general and administrative expenses, and a further reduction in our capital expenditures. Any additional capital may not be available at the historical interest rates of our long-term debt, as detailed in the table above, or at all, due to, among other things, the current market rate environment.

Convertible Notes

Merger Consideration

On the terms and subject to the conditions set forth in the Amended Merger Agreement, prior to or at the Effective Time, we and EchoStar will cooperate and take all actions required to amend the terms and conditions of the Convertible Notes and the convertible note hedge transactions to cause each of the Convertible Notes that are issued and outstanding immediately prior to the Effective Time to remain issued and outstanding but to represent a right, on substantially the same terms and conditions as applied to each of the corresponding Convertible Notes immediately prior to the Effective Time, to convert into shares of EchoStar Class A Common Stock, at a conversion rate equal to the product of (A) the conversion rate underlying each such right to convert into shares of our Class A common stock immediately prior to the Effective Time and (B) the Exchange Ratio. On the terms and subject to the conditions set forth in the Amended Merger Agreement, prior to or at the Effective Time, we and EchoStar will cooperate and take all actions required to amend the terms and conditions of the warrant transactions to cause each warrant that is issued and unexercised immediately prior to the Effective Time to remain issued and unexercised but to be converted into a right, on substantially the same terms and conditions as applied to the corresponding warrant immediately prior to the Effective Time, to acquire shares of EchoStar Class A Common Stock. The number of shares of EchoStar Class A Common Stock subject to each such warrant will be equal to the product of (A) the number of shares of our Class A common stock subject to the corresponding warrant immediately prior to the Effective Time and (B) the Exchange Ratio, and the per share exercise price for the shares of EchoStar Class A Common Stock issuable upon exercise of each such warrant will be determined by dividing (A) the per share exercise price for the shares of our Class A common stock otherwise purchasable pursuant to the corresponding warrant immediately prior to the Effective Time by (B) the Exchange Ratio, subject, in each case, to any adjustments to the terms of the warrants required or permitted pursuant to the terms of the warrant transactions.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Intercompany Loan

The net proceeds from the offering of our 5 1/4% Senior Secured Notes due 2026 and our 5 3/4% Senior Secured Notes due 2028 (the “Senior Notes”) issued on November 26, 2021 were used by DISH DBS to make an intercompany loan to DISH Network pursuant to a Loan and Security Agreement dated November 26, 2021 (together with potential future advances to DISH Network, the “Intercompany Loan”) between DISH DBS and DISH Network in order to finance the purchase of wireless spectrum licenses and for general corporate purposes, including our 5G Network Deployment. The Intercompany Loan will mature in two tranches, with the first tranche maturing on December 1, 2026 (the “2026 Tranche”) and the second tranche maturing on December 1, 2028 (the “2028 Tranche”). DISH DBS may make additional advances to DISH Network under the Intercompany Loan, and on February 11, 2022, DISH DBS advanced an additional $1.5 billion to DISH Network under the Intercompany Loan 2026 Tranche. Interest accrues and is payable semiannually, and interest payments with respect to the Intercompany Loan are, at our option, payable in kind for the first two years. In the third year, a minimum of 50% of each interest payment due with respect to each tranche of the Intercompany Loan must be paid in cash. Thereafter, interest payments must be paid in cash. Interest will accrue: (a) when paid in cash, at a fixed rate of 0.25% per annum in excess of the interest rate applicable to, in the case of the 2026 Tranche, the 5 1/4% Senior Secured Notes due 2026, and in the case of the 2028 Tranche, the 5 3/4% Senior Secured Notes due 2028 (each, the “Cash Accrual Rate” with respect to the applicable tranche); and (b) when paid in kind, at a rate of 0.75% per annum in excess of the Cash Accrual Rate for the applicable tranche. As of September 30, 2023, the total Intercompany Loan amount outstanding plus interest paid in kind was $7.382 billion. The cash proceeds of the Intercompany Loan of $6.750 billion were paid to the FCC in connection with Weminuche’s winning bids in Auction 110. As a result, the Intercompany Loan is secured by Weminuche’s interest in the wireless spectrum licenses acquired in Auction 110 with such cash proceeds up to the total loan amount outstanding including interest paid in kind. The remaining balance of our winning bids of approximately $455 million was paid from cash and marketable investment securities balances at that time, for a total of approximately $7.205 billion. Under certain circumstances, DISH Network wireless spectrum licenses (valued based upon a third-party valuation) may be substituted for the collateral. The Intercompany Loan is not included as collateral for the Senior Secured Notes, and the Senior Secured Notes are subordinated to DISH DBS’s existing and certain future unsecured notes with respect to certain realizations under the Intercompany Loan and any collateral pledged as security for the Intercompany Loan.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

10.Commitments and Contingencies

Commitments

Future maturities of our long-term debt, finance lease and contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 have not changed materially, other than those disclosed below.

“Other long-term obligations” totaled $14.134 billion as of September 30, 2023 and $15.115 billion as of December 31, 2022. As of September 30, 2023, our future “Other long-term obligations” were as follows:

For the Years Ending December 31,	Other Long-Term Obligations (1)
(In thousands)
2023 (remaining three months)	$1,485,859
2024	2,668,442
2025	2,096,744
2026	1,840,438
2027	1,087,858
Thereafter	4,955,117
Total	$14,134,458

(1)	Represents minimum contractual commitments related to communication tower obligations, certain 5G Network Deployment commitments, obligations under the NSA with AT&T and the MNSA with T-Mobile, certain wireless device purchases and marketing obligations, radios, software and integration services and satellite related and other obligations.

In certain circumstances, the dates on which we are obligated to make these payments could be delayed.

We currently expect capital expenditures, excluding capitalized interest, for our 5G Network Deployment to be approximately $10 billion, including amounts incurred in 2021, 2022 and in the first nine months of 2023, of which approximately $1.858 billion is included in the table above in “Other long-term obligations.”

Agreements in Connection with the Asset Purchase Agreement

On July 1, 2020, we completed the Boost Mobile Acquisition. In connection with the closing of the Boost Mobile Acquisition, we and T-Mobile entered into, among other things, a spectrum purchase agreement for the option to purchase all of Sprint’s 800 MHz spectrum licenses for approximately $3.59 billion (“License Purchase Agreement”). The $3.59 billion is not included in “Other long-term obligations” above. If we elect to not exercise the option to purchase the 800 MHz spectrum licenses pursuant to the License Purchase Agreement or it expires, we were potentially subject to pay T-Mobile a fee of approximately $72 million per the License Purchase Agreement, under certain circumstances. In conjunction with the Amendment that modifies the License Purchase Agreement, discussed below, the $72 million fee has been superseded by the Upfront Payment.

On June 30, 2023, the DOJ provided notice to the District Court that, pursuant to its discretion under the Final Judgment, it granted a 60-day extension of the deadline for T-Mobile to divest the 800 MHz spectrum licenses, which expired on August 30, 2023.

On August 17, 2023, we filed a petition with the District Court seeking an extension of the deadline for T-Mobile to divest the 800 MHz spectrum licenses.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On October 15, 2023, we and T-Mobile entered into the Amendment that, among other things, provides the Extension. In connection with the Extension, we agreed to make an Upfront Payment of $100 million to T-Mobile. The Amendment also resolves all outstanding disputes between the parties with respect to the License Purchase Agreement.

The Amendment has been approved by the DOJ in accordance with the Stipulation and Order filed in the District Court on July 26, 2019 and the Final Judgment entered by the District Court on April 1, 2020. The Amendment became effective upon the District Court entering the Amended Final Judgment on October 23, 2023.

The Upfront Payment is fully creditable against the purchase price in the event we exercise our option to purchase the 800 MHz spectrum licenses from T-Mobile. T-Mobile has the right (but not the obligation) to pursue an alternative offer between now and April 1, 2024 provided that we retain the first right to purchase the spectrum before April 1, 2024. If we elect to not exercise the option to purchase the 800 MHz spectrum licenses pursuant to the License Purchase Agreement or it expires, T-Mobile will retain the $100 million Upfront Payment per the Amendment.

As of September 30, 2023, we recorded the $100 million Upfront Payment in “Other noncurrent assets, net” with the offsetting liability in “Other accrued expenses” on our Condensed Consolidated Balance Sheets. Subsequently, on October 25, 2023, we paid the $100 million Upfront Payment to T-Mobile.

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

We will need to raise additional capital in the future, which may not be available on favorable terms, to fund the efforts described below, as well as, among other things, make any potential Northstar Re-Auction Payment. There can be no assurance that we and/or the SNR Entities will be able to profitably deploy these Wireless spectrum licenses, which may affect the carrying amount of these assets and our future financial condition or results of operations.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Wireless Spectrum Licenses

These Wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements that are summarized in the table below:

	Carrying	Build-Out Deadlines		Expiration
	Amount	Interim	Final	Date
	(In thousands)
Owned:
DBS Licenses (1)	$677,409
700 MHz Licenses (2)	711,871		June 14, 2025 (3)	June 2023 (4)
AWS-4 Licenses (2)	1,940,000		June 14, 2025 (3)	June 2023 (4)
H Block Licenses (2)	1,671,506		June 14, 2025 (5)	June 2023 (4)
600 MHz Licenses	6,213,335		June 14, 2025 (6)	June 2029
MVDDS Licenses (1)	24,000			August 2024
LMDS Licenses (1)	—			September 2028
28 GHz Licenses	2,883		October 2, 2029 (7)	October 2029
24 GHz Licenses	11,772		December 11, 2029 (7)	December 2029
37 GHz, 39 GHz and 47 GHz Licenses	202,533		June 4, 2030 (7)	June 2030
3550-3650 MHz Licenses	912,939		March 12, 2031 (7)	March 2031
3.7-3.98 GHz Licenses	2,762	July 23, 2029 (7)	July 23, 2033 (7)	July 2036
3.45–3.55 GHz Licenses	7,327,989	May 4, 2026 (7)	May 4, 2030 (7)	May 2037
1695-1710 MHz, 1755-1780 MHz, and 2155-2180 MHz	972		March 30, 2024 (8)	March 2026
Subtotal	19,699,971
Noncontrolling Investments:
Northstar (10)	5,618,930		October 2025 (9)	October 2025 (9)
SNR	4,271,459		October 2025 (9)	October 2025 (9)
Total AWS-3 Licenses	9,890,389

Capitalized Interest (11)	8,227,581
Total as of September 30, 2023	$37,817,941

(1)	The build-out deadlines for these licenses have been met.
(2)	The interim build-out deadlines for these licenses have been met.
(3)	In a July 14, 2023 filing to the FCC, we certified that we were offering 5G broadband service to at least 70% of the United States population as of June 14, 2023, and certified to meeting other FCC related commitments. As a result of us providing 5G broadband service to over 50% of the U.S. population by June 14, 2023, the final build-out deadlines have been extended automatically to June 14, 2025. For these licenses, we must offer 5G broadband service to at least 70% of the population in each Economic Area (which is a service area established by the FCC). On September 29, 2023, the FCC confirmed we have met all of our June 14, 2023 band-specific 5G deployment commitments, and two of our three nationwide 5G commitments. The single remaining 5G commitment, that at least 70% of the U.S. population has access to average download speeds equal to 35 Mbps, will be confirmed using the drive test methodology agreed to and approved by the FCC. We have six months from September 29, 2023 to complete this drive test.
(4)	We have timely filed a renewal application, and the FCC confirmed in a letter dated September 29, 2023 that it will update its licensing records to reflect these automatic extensions to June 2025.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(5)	In a July 14, 2023 filing to the FCC, we certified that we were offering 5G broadband service to at least 70% of the United States population as of June 14, 2023, and certified to meeting other FCC related commitments. As a result of us providing 5G broadband service to over 50% of the U.S. population by June 14, 2023, the final build-out deadlines have been extended automatically to June 14, 2025. For these licenses, we must offer 5G broadband service to at least 75% of the population in each Economic Area (which is a service area established by the FCC). On September 29, 2023, the FCC confirmed we have met all of our June 14, 2023 band-specific 5G deployment commitments, and two of our three nationwide 5G commitments. The single remaining 5G commitment, that at least 70% of the U.S. population has access to average download speeds equal to 35 Mbps, will be confirmed using the drive test methodology agreed to and approved by the FCC. We have six months from September 29, 2023 to complete this drive test.
(6)	For these licenses, we must offer 5G broadband service to at least 75% of the population in each Partial Economic Area (which is a service area established by the FCC) by this date. We have also acquired certain additional 600 MHz licenses through private transactions. These licenses are currently subject to their original FCC buildout deadlines.
(7)	There are a variety of build-out options and associated build-out metrics associated with these licenses.
(8)	For these licenses, we must provide reliable signal coverage and offer service to at least 75% of the population of each license area by this date.
(9)	For these licenses, Northstar Wireless and SNR Wireless must provide reliable signal coverage and offer service to at least 75% of the population of each license area by this date. The AWS-3 interim build-out requirement was not met and as a result, the AWS-3 expiration date and the AWS-3 final build-out requirement have been accelerated by two years (from October 2027 to October 2025) for each AWS-3 License area in which Northstar Wireless and SNR Wireless did not meet the requirement.
(10)	Subsequent to September 30, 2023, the FCC consented to the sale of Northstar Manager’s ownership interests in Northstar Spectrum, which we purchased for a total of approximately $109 million on October 12, 2023. This purchase resulted in the elimination of all of our noncontrolling investment as it related to Northstar Spectrum as of the purchase date and we continue to consolidate the Northstar Entities as wholly-owned subsidiaries.
(11)	See Note 2 for further information.

Commercialization of Our Wireless Spectrum Licenses and Related Assets. We plan to commercialize our Wireless spectrum licenses through our 5G Network Deployment. We have committed to deploy our 5G Network capable of serving increasingly larger portions of the U.S. population at different deadlines, including 20% of the U.S. population by June 2022 and 70% of the U.S. population by June 2023.  If by June 2023, we are offering 5G broadband service to at least 50% of the U.S. population but less than 70% of the U.S. population, the 70% June 2023 deadline will be extended automatically to June 2025; however, as a result, we may, under certain circumstances, potentially be subject to certain penalties. On June 14, 2022, we announced we had successfully reached our 20% population coverage requirement. In addition, we announced and certified to the FCC that as of June 14, 2023, we offer 5G broadband service to over 73% of the U.S. population, or more than 246 million Americans nationwide, and have deployed over 16,000 5G cell sites. On September 29, 2023, the FCC confirmed we have met all of our June 14, 2023 band-specific 5G deployment commitments, and two of our three nationwide 5G commitments.  The single remaining 5G commitment, that at least 70% of the U.S. population has access to average download speeds equal to 35 Mbps, will be confirmed using the drive test methodology agreed to and approved by the FCC.  We have six months from September 29, 2023 to complete this drive test.  We now have the largest commercial deployment of 5G VoNR in the world, reaching more than 100 million Americans in over 60 markets, and we are launching new markets every month. We currently expect capital expenditures, excluding capitalized interest, for our 5G Network Deployment to be approximately $10 billion, including amounts incurred in 2021, 2022 and the first nine months of 2023. See Note 2 for further information.

As a result of us providing 5G broadband service to over 50% of the U.S. population by June 14, 2023, the final build-out deadlines have been extended automatically to June 14, 2025 for us to offer 5G broadband service to at least 70% of the population in each Economic Area for the 700 MHz Licenses and AWS-4 Licenses and at least 75% of the population in each Economic Area for the H Block Licenses.

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

On July 22, 2022, American II, Northstar Spectrum, and Northstar Manager amended and restated the Third Amended and Restated Limited Liability Company Agreement, dated June 7, 2018, by and among American II, Northstar Spectrum, and Northstar Manager, to, among other things, increase the second window for Northstar Manager to “put” its interest in Northstar Spectrum to Northstar Spectrum after July 24, 2022 from 270 days to 360 days. On October 21, 2022, we, through our wholly-owned subsidiary American II received notice that Northstar Manager exercised the Northstar Put Right effective as of October 21, 2022. The value of the Northstar Put Right has accrued to approximately $109 million as of September 30, 2023. The consummation of the sale was subject to consent by the FCC, which occurred on October 10, 2023. Subsequently, on October 12, 2023, we completed the purchase of Northstar Manager’s ownership interests in Northstar Spectrum, for approximately $109 million. This purchase resulted in the elimination of all of our redeemable noncontrolling interest as it related to Northstar Spectrum as of the purchase date and we continue to consolidate the Northstar Entities as wholly-owned subsidiaries.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On November 15, 2021, we, through our wholly-owned subsidiary American III received notice that SNR Management exercised the SNR Put Right effective as of November 15, 2021. The value of the SNR Put Right has accrued to approximately $420 million as of September 30, 2023. The consummation of the sale is subject to consent by the FCC. We expect to fund this obligation from cash and marketable investment securities balances at that time.

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

As of September 30, 2023 and December 31, 2022, the aggregate value of Northstar Manager’s ownership interest in Northstar Spectrum and SNR Management’s ownership interest in SNR HoldCo was $529 million and $464 million, respectively, recorded as “Redeemable noncontrolling interests” on our Condensed Consolidated Balance Sheets. Subsequently, the FCC consented to the sale of Northstar Manager’s ownership interests in Northstar Spectrum, which we purchased for a total of approximately $109 million on October 12, 2023. This purchase resulted in the elimination of all of our redeemable noncontrolling interest as it related to Northstar Spectrum as of the purchase date and we continue to consolidate the Northstar Entities as wholly-owned subsidiaries.

The AWS-3 Licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. The SNR Entities may need to raise significant additional capital in the future, which may be obtained from third-party sources or from us, so that the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC. Depending upon the nature and scope of such commercialization, build-out and integration efforts, regulatory compliance, and potential SNR Re-Auction Payment, any loans, equity contributions or partnerships could vary significantly. There can be no assurance that we will be able to obtain a profitable return on our noncontrolling investment in the SNR Entities.

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

Data Breach Class Actions

On May 9, 2023, Susan Owen-Brooks, an alleged customer, filed a putative class action complaint against us in the United States District Court for the District of Colorado. She purports to represent a nationwide class of all individuals in the United States who allegedly had private information stolen as a result of the February 23, 2023 Cyber-security Incident (and a North Carolina statewide subclass of the same individuals). On behalf of the nationwide class, she alleges claims for contractual breaches, negligence and unjust enrichment (and, on behalf of the North Carolina subclass only, violation of the North Carolina Deceptive Trade Practices Act), and seeks monetary damages, injunctive relief and a declaratory judgment. Since that filing, ten additional putative class action complaints have been filed in the United States District Court for the District of Colorado, purporting to represent the same nationwide class of people, and Owen-Brooks has filed an amended complaint. On August 2, 2023, the Court issued an order consolidating the first ten cases (the eleventh was dismissed).

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

In January and February of 2023, DISH Network L.L.C. and Dish Network Service L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of all claims of the 715 patent, all claims of the 008 patent, and 25 claims of the 576 patent, which includes all of its asserted claims. In August and September 2023, the Patent Office denied institution on the petitions challenging the 715 patent and the 576 patent. In September 2023, at the parties’ joint request, the Patent Office dismissed the petition challenging the 008 patent, as Entropic agreed to drop its claims against DISH Network on that patent.

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

Entropic Communications, LLC (second action)

On February 10, 2023, Entropic filed a second lawsuit against us and our wholly-owned subsidiaries DISH Network L.L.C., Dish Network Service L.L.C. and Dish Network California Service Corporation in the United States District Court for the Central District of California. The complaint alleges infringement of U.S. Patent No. 7,295,518 (the “518 patent”), entitled “Broadband network for coaxial cable using multi-carrier modulation”; U.S. Patent No. 7,594,249 (the “249 patent”), entitled “Network interface device and broadband local area network using coaxial cable”; U.S. Patent Nos. 7,889,759 (the “759 patent”), entitled “Broadband cable network utilizing common bit-loading”; U.S. Patent No. 8,085,802 (the “802 Patent”), entitled “Multimedia over coaxial cable access protocol”; U.S. Patent No. 9,838,213 (the “213 patent”), entitled “Parameterized quality of service architecture in a network”; U.S. Patent No. 10,432,422 (the “422 patent”), entitled “Parameterized quality of service architecture in a network”; U.S. Patent No. 8,631,450 (the “450 patent”), entitled “Broadband local area network”; U.S. Patent No. 8,621,539 (the “539 patent”), entitled “Physical layer transmitter for use in a broadband local area network”; U.S. Patent No. 8,320,566 (the “0,566 patent”), entitled “Method and apparatus for performing constellation scrambling in a multimedia home network”; U.S. Patent No. 10,257,566 (the “7,566 patent”), entitled “Broadband local area network”; U.S. Patent No. 8,228,910 (the “910 Patent”), entitled “Aggregating network packets for transmission to a destination mode”; and U.S. Patent No. 8,363,681 (the “681 patent”), entitled “Method and apparatus for using ranging measurements in a multimedia home network.” Generally, the patents relate to Multimedia over Coax Alliance standards and the manner in which we provide a whole-home DVR network over an on-premises coaxial cable network. Entropic has asserted the same patents in the same court against Comcast, Cox and DirecTV. On September 7, 2023, the Court granted the motion of DISH Network L.L.C., Dish Network Service L.L.C. and Dish Network California Service Corporation to dismiss the claims arising from the 7,566 patent and the 910 patent on the grounds that they claimed in eligible subject matter.

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

Jaramillo Securities Class Action

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

In August 2023, the Court appointed a new lead plaintiff and lead plaintiff’s counsel, and, on October 20, 2023, they filed an amended complaint that abandoned the original allegations. In their amended complaint, plaintiffs allege that, during the class period, the defendants concealed problems concerning the 5G network buildout that prevented scaling and commercializing the network to obtain enterprise customers. The amended complaint adds as individual defendants James S. Allen, our Senior Vice President and Chief Accounting Officer; John Swieringa, our President, Technology and Chief Operating Officer; Dave Mayo, our former Executive Vice President of Network Development; Marc Rouanne, our Executive Vice President and Chief Network Officer; and Stephen Bye, our former Executive Vice President and Chief Commercial Officer.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

SafeCast Limited

On June 27, 2022, SafeCast Limited filed a complaint against us in the United States District Court for the Western District of Texas. The complaint alleges that we infringe U.S. Patent No. 9,392,302, entitled “System for providing improved facilities in time-shifted broadcasts” (the “302 patent”). On the same day, it brought complaints in the same court asserting infringement of the same patent against AT&T, Google, HBO, NBCUniversal, Paramount and Verizon. On October 24, 2022, in response to the parties’ joint motion, the Court ordered the case against us transferred to the United States District Court for the District of Colorado. On December 1, 2022, SafeCast filed an amended complaint naming DISH Network L.L.C. and DISH Technologies L.L.C. as defendants and withdrawing the allegations as to us. On June 22, 2023, DISH Network L.L.C. and DISH Technologies L.L.C. filed a petition with the United States Patent and Trademark Office challenging the validity of the asserted claims of the 302 patent. On August 28, 2023, the Court granted our motion to stay the case pending resolution of the petition.

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

On March 22, 2022, DISH Network L.L.C., DISH Technologies L.L.C. and Sling TV L.L.C. filed a notice of appeal to the United States Court of Appeals for the Federal Circuit from the adverse final written decision regarding the 456 patent, and on April 8, 2022, they filed a notice of appeal to the same court from the adverse final written decision regarding the 796 patent. The appeal on the 456 patent was voluntarily dismissed on December 6, 2022. The Federal Circuit heard oral argument on the 796 patent appeal on October 3, 2023, and affirmed the United States Patent and Trademark Office’s adverse final written decision on October 5, 2023.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On December 28, 2020, the United States Patent and Trademark Office issued a final written decision upholding the validity of the challenged claims of the 273 patent. Sling TV L.L.C. appealed that decision to the United States Court of Appeals for the Federal Circuit, and on February 2, 2022, the Federal Circuit vacated the final written decision and remanded to the United States Patent and Trademark Office to reconsider its ruling. On remand, on September 7, 2022, the United States Patent and Trademark Office issued a revised final written decision finding all challenged claims of the 273 patent invalid. On November 9, 2022, Uniloc filed a notice of appeal of that revised final written decision, and briefing was completed on August 11, 2023.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Thereafter, the District Court maintained the stay until October 26, 2018. On February 11, 2019, the District Court granted Vermont National’s unopposed motion for leave to file an amended complaint. On March 28, 2019, the defendants filed a motion to dismiss Vermont National’s amended complaint, and on March 23, 2021, the District Court granted the motion to dismiss. On April 21, 2021, Vermont National filed a notice of appeal to the United States Court of Appeals for the DC Circuit and, on May 17, 2022, that court reversed the District Court’s dismissal of the complaint. On June 16, 2022, the Defendants-Appellees filed a petition for rehearing or rehearing en banc, but on August 17, 2022, that petition was denied. On August 25, 2023, the FCC provided a sworn declaration stating that “the FCC considers … SNR and Northstar to have fully and timely satisfied their obligations to pay money to the Government arising from the AWS-3 Auction.” On that basis, on September 22, 2023, the Defendants filed a motion seeking partial summary judgment of no damages. On September 26, 2023, the Court denied the motion as premature.

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

The total assets, revenue and operating income, and purchases of property and equipment (including capitalized interest related to FCC authorizations) by segment were as follows:

	As of
	September 30,	December 31,
	2023	2022

	(In thousands)
Total assets:
Pay-TV	$48,722,185	$46,295,495
Wireless (1)	49,142,869	46,261,004
Eliminations (1)	(44,120,380)	(39,949,937)
Total assets	$53,744,674	$52,606,562

(1)	The increase primarily resulted from intercompany advances for capital expenditures related to our 5G Network Deployment.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(In thousands)
Revenue:
Pay-TV	$2,807,101	$3,078,418	$8,754,372	$9,399,244
Wireless	900,302	1,018,132	2,824,550	3,241,590
Eliminations	(2,887)	(1,099)	(5,847)	(4,800)
Total revenue	$3,704,516	$4,095,451	$11,573,075	$12,636,034

Operating income (loss):
Pay-TV	$589,465	$647,654	$1,985,490	$2,185,171
Wireless	(631,271)	(220,625)	(1,497,539)	(514,847)
Total operating income (loss)	$(41,806)	$427,029	$487,951	$1,670,324

Purchases of property and equipment (including capitalized interest related to FCC authorizations):
Pay-TV	$64,331	$28,103	$167,524	$91,358
Wireless	852,169	765,086	2,907,102	2,496,077
Total purchases of property and equipment (including capitalized interest related to FCC authorizations)	$916,500	$793,189	$3,074,626	$2,587,435

Geographic Information. Revenue is attributed to geographic regions based upon the location where the goods and services are provided. All service revenue was derived from the United States. Substantially all of our long-lived assets reside in the United States.

The following table summarizes revenue by geographic region:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Revenue:	2023	2022	2023	2022

	(In thousands)
United States	$3,694,540	$4,082,463	$11,542,198	$12,603,549
Canada and Mexico	9,976	12,988	30,877	32,485
Total revenue	$3,704,516	$4,095,451	$11,573,075	$12,636,034

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Category:	2023	2022	2023	2022

	(In thousands)
Pay-TV subscriber and related revenue	$2,774,875	$3,037,279	$8,586,009	$9,280,621
Wireless services and related revenue	814,267	892,820	2,535,296	2,754,008
Pay-TV equipment sales and other revenue	32,226	41,139	168,363	118,623
Wireless equipment sales and other revenue	86,035	125,312	289,254	487,582
Eliminations	(2,887)	(1,099)	(5,847)	(4,800)
Total	$3,704,516	$4,095,451	$11,573,075	$12,636,034

12.Contract Balances

Our valuation and qualifying accounts as of September 30, 2023 were as follows:

Allowance for credit losses	Balance at Beginning of Period	Current Period Provision for Expected Credit Losses	Write-offs Charged Against Allowance	Balance at End of Period

	(In thousands)
For the nine months ended September 30, 2023	$44,431	$54,655	$(47,380)	$51,706

Contract liabilities arise when we bill our customers and receive consideration in advance of providing the service. Contract liabilities are recognized as revenue when the service has been provided to the customer. Contract liabilities are recorded in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets.

	As of
	September 30,	December 31,
	2023	2022

	(In thousands)
Contract liabilities	$617,244	$698,602

Our beginning of period contract liability recorded as customer contract revenue during 2023 was $665 million.

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

“Trade accounts receivable”

As of September 30, 2023 and December 31, 2022, trade accounts receivable from EchoStar was $2 million and $1 million, respectively. These amounts are recorded in “Trade accounts receivable” on our Condensed Consolidated Balance Sheets.

“Trade accounts payable”

As of September 30, 2023 and December 31, 2022, trade accounts payable to EchoStar was $7 million and $4 million, respectively. These amounts are recorded in “Trade accounts payable” on our Condensed Consolidated Balance Sheets.

“Equipment sales and other revenue”

During the three months ended September 30, 2023 and 2022, we received $3 million and $1 million, respectively, for services provided to EchoStar. During the nine months ended September 30, 2023 and 2022, we received $6 million and $4 million, respectively, for services provided to EchoStar. These amounts are recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these revenues are discussed below.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Real Estate Lease Agreements. We have entered into lease agreements pursuant to which we lease certain real estate to EchoStar. The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic areas, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises. The term of each lease is set forth below:

●	El Paso Lease Agreement. During 2012, we began leasing certain space at 1285 Joe Battle Blvd., El Paso, Texas to EchoStar for an initial period ending on August 1, 2015, which also provides EchoStar with renewal options for four consecutive three-year terms. EchoStar exercised its renewal option for a period ending in July 2024.

●	90 Inverness Lease Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar leases certain space from us at 90 Inverness Circle East, Englewood, Colorado with renewal options for four consecutive three-year terms. EchoStar exercised its renewal option for a period ending in February 2025.

●	Cheyenne Lease Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar began leasing certain space from us at 530 EchoStar Drive, Cheyenne, Wyoming for a period ending in February 2019. In August 2018, EchoStar exercised its option to renew this lease for a one-year period ending in February 2020. EchoStar has the option to renew this lease for 12 one-year periods. In connection with the Master Transaction Agreement, we and EchoStar amended this lease to provide EchoStar with certain space for a period ending in September 2023, with the option for EchoStar to renew for a one-year period upon 180 days’ written notice prior to the end of the term. This lease was not renewed and terminated in September 2023.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

TT&C Agreement – Master Transaction Agreement. In September 2019, in connection with the Master Transaction Agreement, we entered into an agreement pursuant to which we provide TT&C services to EchoStar for a period ending in September 2021, with the option for EchoStar to renew for a one-year period upon written notice at least 90 days prior to the initial expiration (the “MTA TT&C Agreement”). The fees for services provided under the MTA TT&C Agreement are calculated at either: (i) a fixed fee or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided. Either party is able to terminate the MTA TT&C Agreement for any reason upon 12 months’ notice. In June 2021, we amended the MTA TT&C Agreement to extend the term until September 2022 and added the option for EchoStar to renew for three one-year renewal terms. In August 2022, EchoStar exercised its first renewal option for a period ending in September 2023. In June 2023, EchoStar exercised its second renewal option for a period ending in September 2024.

“Cost of services”

During the three months ended September 30, 2023 and 2022, we incurred $2 million and $3 million, respectively, of costs for services provided to us by EchoStar. During the nine months ended September 30, 2023 and 2022, we incurred $6 million and $9 million, respectively, of costs for services provided to us by EchoStar. These amounts are recorded in “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

“Cost of sales – equipment and other”

During each of the three months ended September 30, 2023 and 2022, we incurred $1 million for satellite hosting, operations and maintenance services as well as transmission of certain data.  During each of the nine months ended September 30, 2023 and 2022, we incurred $4 million for satellite hosting, operations and maintenance services as well as transmission of certain data. These amounts are recorded in “Cost of sales – equipment and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

“Selling, general and administrative expenses”

During each of the three months ended September 30, 2023 and 2022, we incurred $3 million for selling, general and administrative expenses for services provided to us by EchoStar. During the nine months ended September 30, 2023 and 2022, we incurred $9 million and $10 million, respectively, for selling, general and administrative expenses for services provided to us by EchoStar. These amounts are recorded in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The Tax Sharing Agreement will only terminate after the later of the full period of all applicable statutes of limitations, including extensions, or once all rights and obligations are fully effectuated or performed. In light of the Tax Sharing Agreement, among other things, and in connection with our consolidated federal income tax returns for certain tax years prior to and for the year of the Spin-off, during 2013, we and EchoStar agreed upon a supplemental allocation of the tax benefits arising from certain tax items resolved in the course of the IRS’ examination of these consolidated tax returns. As a result, we agreed to pay EchoStar $82 million of the tax benefit we received or will receive. Any payment to EchoStar, including accrued interest, will be made at such time as EchoStar would have otherwise been able to realize such tax benefit. As of September 30, 2023, we have paid $13 million of the tax benefit received, leaving $69 million remaining to be paid.

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

Hughes Broadband Master Services Agreement.  In March 2017, DISH Network L.L.C. (“DNLLC”) and HNS entered into the MSA pursuant to which DNLLC, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders for the Hughes broadband satellite service and related equipment; and (ii) installs Hughes service equipment with respect to activations generated by DNLLC.  Under the MSA, HNS will make certain payments to DNLLC for each Hughes service activation generated, and installation performed, by DNLLC.  Payments from HNS for services provided are recorded in “Service revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). For the three months ended September 30, 2023 and 2022, these payments were less than $1 million and $2 million, respectively. For the nine months ended September 30, 2023 and 2022, these payments were $1 million and $6 million, respectively. The MSA has an initial term of five years with automatic renewal for successive one-year terms. After the first anniversary of the MSA, either party has the ability to terminate the MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party.  Upon expiration or termination of the MSA, HNS will continue to provide the Hughes service to subscribers and make certain payments to DNLLC pursuant to the terms and conditions of the MSA. For the three months ended September 30, 2023 and 2022, we purchased broadband equipment from HNS of zero and $3 million, respectively, under the MSA. For the nine months ended September 30, 2023 and 2022, we purchased broadband equipment from HNS of zero and $7 million, respectively, under the MSA.

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

The table below summarizes our transactions with NagraStar:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$8,972	$10,285	$28,012	$32,713

	As of
	September 30,	December 31,
	2023	2022

	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$7,235	$7,422
Commitments to NagraStar	$2,504	$3,272

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

144

14.Subsequent Events

On November 5, 2023, we entered into an Asset Purchase Agreement, License Purchase Agreement, and other ancillary transaction agreements with Liberty Latin America (“Liberty”) and its affiliate providing for the sale of certain of our wireless assets in Puerto Rico and the US Virgin Islands (the “Transaction”).  Beginning on the financial closing, which is subject to various closing conditions, including but not limited to regulatory approvals from the FCC and DOJ, we will receive payments totaling $256 million over a three-year period.

The consideration also includes a right for us to receive preferential international roaming rates and credits within Liberty’s footprint.

Either we or Liberty may terminate the Transaction under certain circumstances, including, but not limited to, if the Transaction is not completed within twelve months from signing the agreements, which will automatically be extended for an additional three-month period in the event that the required regulatory approvals have not been obtained.

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

Our Pay-TV business strategy is to be the best provider of video services in the United States by providing products with the best technology, outstanding customer service, and great value. We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, FCC licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear and on-demand streaming over-the-top (“OTT”) Internet-based domestic, international, Latino and Freestream video programming services (“SLING TV”). We promote our Pay-TV services by providing our subscribers with a better “price-to-value” relationship and experience than those available from other subscription television service providers. We market our SLING TV services to consumers who do not subscribe to traditional satellite and cable pay-TV services, as well as to current and recent traditional pay-TV subscribers who desire a lower cost alternative.

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

We are currently operating our Retail Wireless business unit primarily as a mobile virtual network operator (“MVNO”) as we continue our 5G Network Deployment and commercialize our 5G Network, as defined below. We are transitioning our Retail Wireless business unit to a mobile network operator (“MNO”) as our 5G Network becomes commercially available and we are currently activating subscribers onto our 5G Network. As an MVNO, today we depend on T-Mobile and AT&T to provide us with network services under the amended Master Network Services Agreement (“MNSA”) and Network Services Agreement (the “NSA”), respectively. Under the NSA, we expect AT&T will become our primary network services provider.

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

On June 14, 2022, we announced we had successfully reached our 20% population coverage requirement. In addition, we announced and certified to the FCC that as of June 14, 2023, we offer 5G broadband service to over 73% of the U.S. population, or more than 246 million Americans nationwide, and have deployed over 16,000 5G cell sites. On September 29, 2023, the FCC confirmed we have met all of our June 14, 2023 band-specific 5G deployment commitments, and two of our three nationwide 5G commitments.  The single remaining 5G commitment, that at least 70% of the U.S. population has access to average download speeds equal to 35 Mbps, will be confirmed using the drive test methodology agreed to and approved by the FCC.  We have six months from September 29, 2023 to complete this drive test.  We now have the largest commercial deployment of 5G voice over new radio (“VoNR”) in the world, reaching more than 100 million Americans in over 60 markets, and we are launching new markets every month.

As a result of us providing 5G broadband service to over 50% of the U.S. population by June 14, 2023, the final build-out deadlines have been extended automatically to June 14, 2025 for us to offer 5G broadband service to at least 70% of the population in each Economic Area for the 700 MHz Licenses and AWS-4 Licenses and at least 75% of the population in each Economic Area for the H Block Licenses.

Recent Developments

As previously disclosed, on August 8, 2023, we entered into an Agreement and Plan of Merger (the “Original Merger Agreement”) with EchoStar and Eagle Sub Corp, a Nevada corporation and a wholly-owned subsidiary of DISH Network (“Eagle Sub”), providing for the merger of Eagle Sub with and into EchoStar, with EchoStar surviving the merger as a wholly-owned subsidiary of DISH Network. On October 2, 2023, we entered into an Amended and Restated Agreement and Plan of Merger (the “Amended Merger Agreement”) with EchoStar and EAV Corp., a Nevada corporation and a wholly-owned subsidiary of EchoStar (“Merger Sub”), which revises the structure of the merger of DISH Network and EchoStar. The Amended Merger Agreement provides, among other things, that subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will merge with and into DISH Network (the “Merger”), with DISH Network surviving the Merger as a wholly-owned subsidiary of EchoStar. Our Board of Directors, acting upon the unanimous recommendation of a special transaction committee of independent directors of our Board of Directors (the “DISH Network Special Committee”), unanimously approved, adopted and declared advisable the Amended Merger Agreement and the transactions contemplated by the Amended Merger Agreement.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

On the terms and subject to the conditions set forth in the Amended Merger Agreement, at the effective time of the Merger (the “Effective Time”), (a) each share of our Class A common stock and our Class C Common Stock, par value $0.01 per share, outstanding immediately prior to the Effective Time, will be converted into the right to receive a number of validly issued, fully paid and non-assessable shares of EchoStar Class A Common Stock, par value $0.001 per share (“EchoStar Class A Common Stock”), equal to 0.350877 (the “Exchange Ratio”) and (b) each share of our Class B common stock, par value $0.01 per share, outstanding immediately prior to the Effective Time will be converted into the right to receive a number of validly issued, fully paid and non-assessable shares of EchoStar Class B Common Stock, par value $0.001 per share (the “EchoStar Class B Common Stock” and, together with the EchoStar Class A Common Stock, the “EchoStar Common Stock”), equal to the Exchange Ratio, in each case except for any shares of our Class A common stock, Class B common stock and Class C common stock (collectively, “DISH Common Stock”) that are held in DISH Network’s treasury or held directly by EchoStar or Merger Sub immediately prior to the Effective Time. If the Merger is completed, the shares of the our Class A common stock will be delisted from the Nasdaq Global Select Market (“NASDAQ”) and deregistered under the Securities Exchange Act of 1934, as amended.

The respective obligations of DISH Network and EchoStar to consummate the transactions contemplated by the Amended Merger Agreement are subject to the satisfaction or waiver of a number of conditions, including, among others, (a) the adoption and approval of the Amended Merger Agreement and approval of the Merger by the affirmative vote of the holders of a majority of DISH Common Stock entitled to vote thereon, which condition was satisfied through the execution and delivery of a written consent (the “Ergen DISH Written Consent”) by the Ergen DISH Stockholders (as defined in the Amended Merger Agreement); and (b) the affirmative vote of a majority of the votes cast by the holders of EchoStar Common Stock entitled to vote thereon with respect to the issuance of shares of EchoStar Common Stock in connection with the Merger, which condition was satisfied through the execution and delivery of a written consent (the “Ergen EchoStar Written Consent”) by the Ergen EchoStar Stockholders (as defined in the Amended Merger Agreement).

Concurrently with the entry into the Amended Merger Agreement, the Ergen EchoStar Stockholders, the Ergen DISH Stockholders (collectively, the “Ergen Stockholders”), DISH Network and EchoStar entered into an amended and restated support agreement (the “Amended Support Agreement”), pursuant to which the Ergen Stockholders agreed, among other things: (a) not to transfer shares of DISH Common Stock or EchoStar Common Stock prior to the earlier of the Effective Time and the termination of the Amended Merger Agreement in accordance with the terms thereof, subject to certain limited exceptions and (b) to not vote, or cause or direct to be voted, the shares of EchoStar Class A Common Stock owned by them as of the closing of the Merger, other than with respect of any matter on presented to the holders of EchoStar Class A Common Stock on which holders of EchoStar Class B Common Stock are not entitled to vote, for three years following the closing of the Merger.

For more information and a copy of the Amended Merger Agreement and the Amended Support Agreement, see the Form 8-K of DISH Network Corporation filed on October 3, 2023.

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

During the first quarter of 2023, we incurred substantially all of our cyber-security-related expenses for this matter, including, but not limited to, costs to remediate the incident and provide additional customer support. During the second and third quarters of 2023, we did not incur additional material expenses resulting from the cyber-security incident and do not expect to incur material expenses in future periods. During the nine months ended September 30, 2023, we incurred approximately $30 million in cyber-security-related expenses, which are recorded in “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Economic Environment

During 2022 and the first nine months of 2023, we experienced significant inflationary pressures in our commodity and labor costs resulting from the macroeconomic environment in the United States, which has significantly impacted our overall operating results.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Segments

Business Segments

We currently operate two primary business segments: (1) Pay-TV; and (2) Wireless. Our Wireless segment consists of two business units, the Retail Wireless business unit and 5G Network Deployment business unit. Revenue and operating income (loss) by segment are shown in the table below:

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022.

	For the Three Months Ended
	September 30,		Variance
	2023	2022	Amount	%

	(In thousands)
Revenue:
Pay-TV	$2,807,101	$3,078,418	$(271,317)	(8.8)
Wireless	900,302	1,018,132	(117,830)	(11.6)
Eliminations	(2,887)	(1,099)	(1,788)	*
Total revenue	$3,704,516	$4,095,451	$(390,935)	(9.5)

Operating income (loss):
Pay-TV	$589,465	$647,654	$(58,189)	(9.0)
Wireless	(631,271)	(220,625)	(410,646)	*
Total operating income (loss)	$(41,806)	$427,029	$(468,835)	*

*Percentage is not meaningful

Total revenue. Our consolidated revenue totaled $3.705 billion for the three months ended September 30, 2023, a decrease of $391 million or 9.5% compared to the same period in 2022. The net decrease primarily resulted from the decrease in revenue from our Pay-TV segment and our Wireless segment.

Total operating income (loss). Our consolidated operating loss totaled $42 million for the three months ended September 30, 2023, compared to operating income of $427 million during the same period in 2022. This change primarily resulted from an increase in operating loss from our Wireless segment and to a lesser extent a decrease in operating income from our Pay-TV segment.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022.

	For the Nine Months Ended
	September 30,		Variance
	2023	2022	Amount	%

	(In thousands)
Revenue:
Pay-TV	$8,754,372	$9,399,244	$(644,872)	(6.9)
Wireless	2,824,550	3,241,590	(417,040)	(12.9)
Eliminations	(5,847)	(4,800)	(1,047)	(21.8)
Total revenue	$11,573,075	$12,636,034	$(1,062,959)	(8.4)

Operating income (loss):
Pay-TV	$1,985,490	$2,185,171	$(199,681)	(9.1)
Wireless	(1,497,539)	(514,847)	(982,692)	*
Total operating income (loss)	$487,951	$1,670,324	$(1,182,373)	(70.8)

*Percentage is not meaningful

Total revenue. Our consolidated revenue totaled $11.573 billion for the nine months ended September 30, 2023, a decrease of $1.063 billion or 8.4% compared to the same period in 2022. The net decrease primarily resulted from the decrease in revenue from our Pay-TV segment and our Wireless segment.

Total operating income (loss). Our consolidated operating income totaled $488 million for the nine months ended September 30, 2023, a decrease of $1.182 billion compared to the same period in 2022. The net decrease primarily resulted from an increase in operating loss from our Wireless segment and to a lesser extent a decrease in operating income from our Pay-TV segment.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV Segment

We offer Pay-TV services under the DISH brand and the SLING brand. As of September 30, 2023, we had 8.840 million Pay-TV subscribers in the United States, including 6.720 million DISH TV subscribers and 2.120 million SLING TV subscribers.

We promote our Pay-TV services by providing our subscribers with better service, technology and value than those available from other subscription television service providers. We offer a wide selection of video services under the DISH TV brand, with access to hundreds of channels depending on the level of subscription. Our standard programming packages generally include programming provided by national cable networks. We also offer programming packages that include local broadcast networks, specialty sports channels, premium movie channels and Latino and international programming. We market our SLING TV services to consumers who do not subscribe to traditional satellite and cable pay-TV services, as well as to current and recent traditional pay-TV subscribers who desire a lower cost alternative. Our SLING TV services require an Internet connection and are available on multiple streaming-capable devices including, among others, streaming media devices, TVs, tablets, computers, game consoles and phones. We offer SLING domestic, SLING International, SLING Latino and SLING Freestream video programming services.

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

Our Pay-TV services also face increased competition from programmers and other companies who distribute video directly to consumers over the Internet, as well as traditional satellite television providers, cable companies and large telecommunications companies that are increasing their Internet-based video offerings. We also face competition from providers of video content, many of which are providers of our programming content, that distribute content over the Internet including services with live-linear television programming, as well as single programmer offerings and offerings of large libraries of on-demand content, including in certain cases original content. These product offerings include, but are not limited to, Netflix, Hulu, Apple+, Prime Video, YouTube TV, Disney+, ESPN+, Paramount+, Max, STARZ, Peacock, Fubo, Philo and Tubi.

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

Other Developments

Adaptive Bitrate Streaming Patents

Through our subsidiaries, we hold dozens of issued United States and foreign patents that relate to Adaptive Bitrate Streaming.  On September 9, 2022, the chief administrative law judge at the United States International Trade Commission (“ITC”) issued an Initial Determination holding that the video streaming in certain Peloton, NordicTrack and Mirror exercise equipment infringes four of those patents, and recommended that the ITC prevent the importation of the infringing products.  On March 8, 2023, the ITC issued its Final Determination, which affirmed the Initial Determination for three of the four patents in all material aspects, and issued the recommended exclusion and cease and desist orders, which will become effective after a Presidential review period. On February 9, 2023, we entered into a confidential license agreement covering Mirror exercise equipment that resolves our litigation involving those products. On May 1, 2023, we entered into a $75 million license agreement covering Peloton exercise equipment that resolves our litigation involving those products. During the nine months ended September 30, 2023, we recorded the $75 million license agreement in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). We have not reached a settlement with respect to the NordicTrack infringing products and we intend to enforce this litigation and to pursue our related patent infringement claims against them.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Pay-TV Segment

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022.

	For the Three Months Ended
	September 30,		Variance
Statements of Operations Data	2023	2022	Amount	%

	(In thousands)
Revenue:
Service revenue	$2,774,875	$3,037,279	$(262,404)	(8.6)
Equipment sales and other revenue	32,226	41,139	(8,913)	(21.7)
Total revenue	2,807,101	3,078,418	(271,317)	(8.8)

Costs and expenses:
Cost of services	1,715,873	1,869,731	(153,858)	(8.2)
% of Service revenue	61.8%	61.6%
Cost of sales - equipment and other	30,027	28,157	1,870	6.6
Selling, general and administrative expenses	385,636	426,928	(41,292)	(9.7)
% of Total revenue	13.7%	13.9%
Depreciation and amortization	86,100	105,948	(19,848)	(18.7)
Total costs and expenses	2,217,636	2,430,764	(213,128)	(8.8)

Operating income (loss)	$589,465	$647,654	$(58,189)	(9.0)

Other data:
Pay-TV subscribers, as of period end (in millions)	8.840	10.018	(1.178)	(11.8)
DISH TV subscribers, as of period end (in millions)	6.720	7.607	(0.887)	(11.7)
SLING TV subscribers, as of period end (in millions)	2.120	2.411	(0.291)	(12.1)
Pay-TV subscriber additions (losses), net (in millions)	(0.064)	0.030	(0.094)	*
DISH TV subscriber additions (losses), net (in millions)	(0.181)	(0.184)	0.003	1.6
SLING TV subscriber additions (losses), net (in millions)	0.117	0.214	(0.097)	(45.3)
Pay-TV ARPU	$105.25	$102.07	$3.18	3.1
DISH TV subscriber additions, gross (in millions)	0.142	0.170	(0.028)	(16.5)
DISH TV churn rate	1.58%	1.53%	0.05%	3.3
DISH TV SAC	$1,065	$1,029	$36	3.5
Purchases of property and equipment	$64,331	$28,103	$36,228	*
OIBDA	$675,565	$753,602	$(78,037)	(10.4)

* Percentage is not meaningful.

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 181,000 net DISH TV subscribers during the three months ended September 30, 2023 compared to the loss of approximately 184,000 net DISH TV subscribers during the same period in 2022. This decrease in net DISH TV subscriber losses primarily resulted from lower DISH TV subscriber disconnects in 2023, partially offset by lower gross new DISH TV subscriber activations.

SLING TV subscribers. We added approximately 117,000 net SLING TV subscribers during the three months ended September 30, 2023 compared to the addition of approximately 214,000 net SLING TV subscribers during the same period in 2022. The decrease in net SLING TV subscriber additions was primarily related to lower SLING TV subscriber activations and higher SLING TV subscriber disconnects in 2023. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers, many of which are providers of our content and offer football and other seasonal sports programming direct to subscribers on an a la carte basis.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

DISH TV subscribers, gross. During the three months ended September 30, 2023, we activated approximately 142,000 gross new DISH TV subscribers compared to approximately 170,000 gross new DISH TV subscribers during the same period in 2022, a decrease of 16.5%. This decrease in our gross new DISH TV subscriber activations was primarily related to the lack of demand and shifting consumer behavior, as well as increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, and direct-to-consumer offerings by certain of our programmers. Our gross new DISH TV subscriber activations continue to be negatively impacted by an emphasis on acquiring higher quality subscribers.

DISH TV churn rate. Our DISH TV churn rate for the three months ended September 30, 2023 was 1.58% compared to 1.53% for the same period in 2022. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, cord cutting, shifting consumer behavior and increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. Our DISH TV churn rate continues to be positively impacted by our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, our ability to control piracy and other forms of fraud, and the level of our retention efforts.

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

Service revenue. “Service revenue” totaled $2.775 billion for the three months ended September 30, 2023, a decrease of $262 million or 8.6% compared to the same period in 2022. The decrease in “Service revenue” compared to the same period in 2022 was primarily related to lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU, discussed below.

Pay-TV ARPU. Pay-TV ARPU was $105.25 during the three months ended September 30, 2023 versus $102.07 during the same period in 2022. The $3.18 or 3.1% increase in Pay-TV ARPU was primarily attributable to the DISH TV and SLING TV programming price increases. The DISH TV and SLING TV programming package price increases were effective in the fourth quarter of 2022.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Cost of services. “Cost of services” totaled $1.716 billion during the three months ended September 30, 2023, a decrease of $154 million or 8.2% compared to the same period in 2022. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base and lower variable and retention costs per subscriber, partially offset by higher programming costs per subscriber. In addition, programming costs per subscriber increased during the three months ended September 30, 2023 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. “Cost of services” represented 61.8% and 61.6% of “Service revenue” during the three months ended September 30, 2023 and 2022, respectively.

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

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $386 million during the three months ended September 30, 2023, a $41 million or 9.7% decrease compared to the same period in 2022. This change was primarily driven by lower marketing expenditures and a decrease in personnel costs, partially offset by Merger related costs.

Depreciation and amortization. “Depreciation and amortization” expense totaled $86 million during the three months ended September 30, 2023, a $20 million or 18.7% decrease compared to the same period in 2022. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers and the EchoStar XI satellite which became fully depreciated during the second quarter of 2023.

DISH TV SAC.  DISH TV SAC was $1,065 during the three months ended September 30, 2023 compared to $1,029 during the same period in 2022, an increase of $36 or 3.5%.  This change was primarily attributable to higher installation costs due to an increase in labor and other installation costs, and a lower percentage of remanufactured receivers being activated on new subscriber accounts, partially offset by a decrease in advertising costs per subscriber. In addition, the three months ended September 30, 2023 was negatively impacted by fewer commercial additions compared to the same period in 2022. Commercial activations historically have lower DISH TV SAC than residential activations, and therefore the decrease in commercial activations had a negative impact on DISH TV SAC for the three months ended September 30, 2023.

During the three months ended September 30, 2023 and 2022, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $16 million and $12 million, respectively. This increase in capital expenditures resulted from a lower percentage of remanufactured receivers being activated on new subscriber accounts.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022.

	For the Nine Months Ended
	September 30,		Variance
Statements of Operations Data	2023	2022	Amount	%

	(In thousands)
Revenue:
Service revenue	$8,586,009	$9,280,621	$(694,612)	(7.5)
Equipment sales and other revenue	168,363	118,623	49,740	41.9
Total revenue	8,754,372	9,399,244	(644,872)	(6.9)

Costs and expenses:
Cost of services	5,298,196	5,595,883	(297,687)	(5.3)
% of Service revenue	61.7%	60.3%
Cost of sales - equipment and other	75,800	80,598	(4,798)	(6.0)
Selling, general and administrative expenses	1,108,738	1,209,519	(100,781)	(8.3)
% of Total revenue	12.7%	12.9%
Depreciation and amortization	286,148	328,073	(41,925)	(12.8)
Total costs and expenses	6,768,882	7,214,073	(445,191)	(6.2)

Operating income (loss)	$1,985,490	$2,185,171	$(199,681)	(9.1)

Other data:
Pay-TV subscribers, as of period end (in millions)	8.840	10.018	(1.178)	(11.8)
DISH TV subscribers, as of period end (in millions)	6.720	7.607	(0.887)	(11.7)
SLING TV subscribers, as of period end (in millions)	2.120	2.411	(0.291)	(12.1)
Pay-TV subscriber additions (losses), net (in millions)	(0.910)	(0.689)	(0.221)	(32.1)
DISH TV subscriber additions (losses), net (in millions)	(0.696)	(0.614)	(0.082)	(13.4)
SLING TV subscriber additions (losses), net (in millions)	(0.214)	(0.075)	(0.139)	*
Pay-TV ARPU	$103.98	$100.91	$3.07	3.0
DISH TV subscriber additions, gross (in millions)	0.375	0.485	(0.110)	(22.7)
DISH TV churn rate	1.69%	1.55%	0.14%	9.0
DISH TV SAC	$1,095	$1,033	$62	6.0
Purchases of property and equipment	$167,524	$91,358	$76,166	83.4
OIBDA	$2,271,638	$2,513,244	$(241,606)	(9.6)

* Percentage is not meaningful.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 696,000 net DISH TV subscribers during the nine months ended September 30, 2023 compared to the loss of approximately 614,000 net DISH TV subscribers during the same period in 2022. This increase in net DISH TV subscriber losses primarily resulted from lower gross new DISH TV subscriber activations and a higher DISH TV churn rate.

SLING TV subscribers. We lost approximately 214,000 net SLING TV subscribers during the nine months ended September 30, 2023 compared to the loss of approximately 75,000 net SLING TV subscribers during the same period in 2022. The increase in net SLING TV subscriber losses were primarily related to higher SLING TV subscriber disconnects in 2023, partially offset by higher SLING TV subscriber activations. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers, many of which are providers of our content and offer football and other seasonal sports programming direct to subscribers on an a la carte basis.

DISH TV subscribers, gross. During the nine months ended September 30, 2023, we activated approximately 375,000 gross new DISH TV subscribers compared to approximately 485,000 gross new DISH TV subscribers during the same period in 2022, a decrease of 22.7%. This decrease in our gross new DISH TV subscriber activations was primarily related to the lack of demand, shifting consumer behavior, and lower marketing expenditures, as well as increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, and direct-to-consumer offerings by certain of our programmers. Our gross new DISH TV subscriber activations continue to be negatively impacted by an emphasis on acquiring higher quality subscribers.

DISH TV churn rate. Our DISH TV churn rate for the nine months ended September 30, 2023 was 1.69% compared to 1.55% for the same period in 2022. Our DISH TV churn rate for the nine months ended September 30, 2023 was briefly elevated due to the cyber-security incident. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, cord cutting, shifting consumer behavior and increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. Our DISH TV churn rate continues to be positively impacted by our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, our ability to control piracy and other forms of fraud, and the level of our retention efforts.

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

Service revenue. “Service revenue” totaled $8.586 billion for the nine months ended September 30, 2023, a decrease of $695 million or 7.5% compared to the same period in 2022. The decrease in “Service revenue” compared to the same period in 2022 was primarily related to lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU, discussed below.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $168 million for the nine months ended September 30, 2023, an increase of $50 million or 41.9% compared to the same period in 2022. The increase in “Equipment sales and other revenue” compared to the same period in 2022 was primarily related to a non-recurring $75 million license of our Adaptive Bitrate Streaming patents to Peloton covering certain Peloton products that resolves our litigation involving those products.

Pay-TV ARPU. Pay-TV ARPU was $103.98 during the nine months ended September 30, 2023 versus $100.91 during the same period in 2022. The $3.07 or 3.0% increase in Pay-TV ARPU was primarily attributable to the DISH TV and SLING TV programming price increases. The DISH TV and SLING TV programming package price increases were effective in the fourth quarter of 2022.

Cost of services. “Cost of services” totaled $5.298 billion during the nine months ended September 30, 2023, a decrease of $298 million or 5.3% compared to the same period in 2022. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base, partially offset by higher programming costs per subscriber and higher variable and retention costs per subscriber. Programming costs per subscriber increased during the nine months ended September 30, 2023 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. In addition, variable and retention costs per subscriber increased during the nine months ended September 30, 2023 due to, among other things, approximately $30 million in cyber-security-related expenses to remediate the incident and provide additional customer support. “Cost of services” represented 61.7% and 60.3% of “Service revenue” during the nine months ended September 30, 2023 and 2022, respectively.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $1.109 billion during the nine months ended September 30, 2023, a $101 million or 8.3% decrease compared to the same period in 2022. This change was primarily driven by a decrease in subscriber acquisition costs resulting from lower marketing expenditures and lower gross new DISH TV subscriber activations, and a decrease in personnel costs, partially offset by Merger related costs.

Depreciation and amortization. “Depreciation and amortization” expense totaled $286 million during the nine months ended September 30, 2023, a $42 million or 12.8% decrease compared to the same period in 2022. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers, the EchoStar XI satellite which became fully depreciated during the second quarter of 2023.

DISH TV SAC.  DISH TV SAC was $1,095 during the nine months ended September 30, 2023 compared to $1,033 during the same period in 2022, an increase of $62 or 6.0%.  This change was primarily attributable to an increase in advertising costs per subscriber, higher installation costs due to an increase in labor and other installation costs, and a lower percentage of remanufactured receivers being activated on new subscriber accounts.

During the nine months ended September 30, 2023 and 2022, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $43 million and $39 million, respectively. This increase in capital expenditures resulted from a lower percentage of remanufactured receivers being activated on new subscriber accounts.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Wireless Segment

Our Wireless business segment consists of two business units, Retail Wireless and 5G Network Deployment. Revenue and operating income (loss) by business unit are shown in the table below:

For the Three Months Ended September 30, 2023	Retail Wireless	5G Network Deployment	Eliminations	Total Wireless

	(In thousands)
Total revenue	$890,980	$29,916	$(20,594)	$900,302
Operating income (loss)	$(168,166)	$(463,105)	$—	$(631,271)

For the Three Months Ended September 30, 2022	Retail Wireless	5G Network Deployment	Eliminations	Total Wireless

	(In thousands)
Total revenue	$1,007,423	$16,573	$(5,864)	$1,018,132
Operating income (loss)	$(8,032)	$(212,593)	$—	$(220,625)

For the three months ended September 30, 2023 and 2022, total purchases of property and equipment (excluding capitalized interest related to FCC authorizations) for our Wireless segment were $686 million and $517 million, respectively. This increase primarily resulted from capital expenditures related to our 5G Network Deployment.

For the Nine Months Ended September 30, 2023	Retail Wireless	5G Network Deployment	Eliminations	Total Wireless

	(In thousands)
Total revenue	$2,794,087	$67,902	$(37,439)	$2,824,550
Operating income (loss)	$(298,872)	$(1,198,667)	$—	$(1,497,539)

For the Nine Months Ended September 30, 2022	Retail Wireless	5G Network Deployment	Eliminations	Total Wireless

	(In thousands)
Total revenue	$3,207,034	$48,362	$(13,806)	$3,241,590
Operating income (loss)	$41,160	$(556,007)	$—	$(514,847)

For the nine months ended September 30, 2023 and 2022, total purchases of property and equipment (excluding capitalized interest related to FCC authorizations) for our Wireless segment were $2.159 billion and $1.740 billion, respectively. This increase primarily resulted from capital expenditures related to our 5G Network Deployment.

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

Boost Infinite. In the fourth quarter of 2022, we launched Boost Infinite, a postpaid wireless service, to a limited number of customers who had signed up for early registration. During 2023, we launched our nationwide expansion of Boost Infinite, and at the end of the third quarter of 2023, we began offering the iPhone 15 on our 5G Network and expanded our Boost Infinite offering through a distribution partnership with Amazon.

We are currently operating our Retail Wireless business unit primarily as an MVNO as we continue our 5G Network Deployment and commercialize our 5G Network. We are transitioning our Retail Wireless business unit to an MNO as our 5G Network becomes commercially available and we are currently activating subscribers onto our 5G Network. As an MVNO, today we depend on T-Mobile and AT&T to provide us with network services under MNSA and NSA, respectively. Under the NSA, we expect AT&T will become our primary network services provider.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

During the second half of 2022, we began the process of migrating subscribers off the Transition Services Agreement (“TSA”) with T-Mobile, including the billing systems, and onto our own billing and operational support systems. The migration of subscribers to our new billing and operational support systems accelerated during the fourth quarter of 2022 and continued in the first and second quarters of 2023. The migration of subscribers during the first and second quarters of 2023 negatively impacted our Wireless churn rate and our results of operations. During the second quarter of 2023, we completed the migration of subscribers off the TSA with T-Mobile and onto our own billing and operational support systems. As of September 30, 2023, we had 7.500 million Wireless subscribers. Currently, we offer Wireless subscribers competitive consumer plans with no annual service contracts and monthly service plans including high-speed data and unlimited talk and text.

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

We will need to raise additional capital in the future, which may not be available on favorable terms, to fund the efforts described below, as well as, among other things, make any potential Northstar Re-Auction Payment. There can be no assurance that we and/or the SNR Entities will be able to profitably deploy these Wireless spectrum licenses, which may affect the carrying amount of these assets and our future financial condition or results of operations. See Note 10 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

DISH Network Spectrum

We have invested a total of over $30 billion to acquire certain Wireless spectrum licenses. These Wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. We plan to commercialize our Wireless spectrum licenses through our 5G Network Deployment. We have committed to deploy our 5G Network capable of serving increasingly larger portions of the U.S. population at different deadlines, including 20% of the U.S. population by June 2022 and 70% of the U.S. population by June 2023.  If by June 2023, we are offering 5G broadband service to at least 50% of the U.S. population but less than 70% of the U.S. population, the 70% June 2023 deadline will be extended automatically to June 2025; however, as a result, we may, under certain circumstances, potentially be subject to certain penalties. On June 14, 2022, we announced we had successfully reached our 20% population coverage requirement. In addition, we announced and certified to the FCC that as of June 14, 2023, we offer 5G broadband service to over 73% of the U.S. population, or more than 246 million Americans nationwide, and have deployed over 16,000 5G cell sites. On September 29, 2023, the FCC confirmed we have met all of our June 14, 2023 band-specific 5G deployment commitments, and two of our three nationwide 5G commitments.  The single remaining 5G commitment, that at least 70% of the U.S. population has access to average download speeds equal to 35 Mbps, will be confirmed using the drive test methodology agreed to and approved by the FCC.  We have six months from September 29, 2023 to complete this drive test.  We now have the largest commercial deployment of 5G VoNR in the world, reaching more than 100 million Americans in over 60 markets, and we are launching new markets every month. As a result of us providing 5G broadband service to over 50% of the U.S. population by June 14, 2023, the final build-out deadlines have been extended automatically to June 14, 2025 for us to offer 5G broadband service to at least 70% of the population in each Economic Area for the 700 MHz Licenses and AWS-4 Licenses and at least 75% of the population in each Economic Area for the H Block Licenses.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

DISH Network Noncontrolling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

During 2015, through our wholly-owned subsidiaries American AWS-3 Wireless II L.L.C. (“American II”) and American AWS-3 Wireless III L.L.C. (“American III”), we initially made over $10 billion in certain noncontrolling investments in Northstar Spectrum, LLC (“Northstar Spectrum”), the parent company of Northstar Wireless, L.L.C. (“Northstar Wireless,” and collectively with Northstar Spectrum, the “Northstar Entities”), and in SNR Wireless HoldCo, LLC (“SNR HoldCo”), the parent company of SNR Wireless LicenseCo, LLC (“SNR Wireless,” and collectively with SNR HoldCo, the “SNR Entities”), respectively. On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless and to SNR Wireless, respectively, which are recorded in “FCC authorizations” on our Condensed Consolidated Balance Sheets. Under the applicable accounting guidance in Accounting Standards Codification 810, Consolidation (“ASC 810”), Northstar Spectrum and SNR HoldCo are considered variable interest entities (“VIEs”) and, based on the characteristics of the structure of these entities and in accordance with the applicable accounting guidance, we consolidate these entities into our financial statements. Subsequent to September 30, 2023, the FCC consented to the sale of Northstar Manager, LLC’s (“Northstar Manager”) ownership interests in Northstar Spectrum, which we purchased for a total of approximately $109 million on October 12, 2023. This purchase resulted in the elimination of all of our redeemable noncontrolling interest as it related to Northstar Spectrum as of the purchase date and we continue to consolidate the Northstar Entities as wholly-owned subsidiaries. See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

The AWS-3 Licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. The SNR Entities may need to raise significant additional capital in the future, which may be obtained from third-party sources or from us, so that the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC. Depending upon the nature and scope of such commercialization, build-out and integration efforts, regulatory compliance, and potential SNR Re-Auction Payment, any loans, equity contributions or partnerships could vary significantly. There can be no assurance that we will be able to obtain a profitable return on our noncontrolling investment in the SNR Entities.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Wireless Segment – Retail Wireless Business Unit

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022.

	For the Three Months Ended
	September 30,		Variance
Statements of Operations Data	2023	2022	Amount	%

	(In thousands)
Revenue:
Service revenue	$814,267	$892,820	$(78,553)	(8.8)
Equipment sales and other revenue	76,713	114,603	(37,890)	(33.1)
Total revenue	890,980	1,007,423	(116,443)	(11.6)

Costs and expenses:
Cost of services	525,130	512,605	12,525	2.4
% of Service revenue	64.5%	57.4%
Cost of sales - equipment and other	279,914	281,249	(1,335)	(0.5)
Selling, general and administrative expenses	191,553	178,197	13,356	7.5
% of Total revenue	21.5%	17.7%
Depreciation and amortization	62,549	43,404	19,145	44.1
Total costs and expenses	1,059,146	1,015,455	43,691	4.3

Operating income (loss)	$(168,166)	$(8,032)	$(160,134)	*

Other data:
Wireless subscribers, as of period end (in millions) **	7.500	8.007	(0.507)	(6.3)
Wireless subscriber additions, gross (in millions)	0.638	0.891	(0.253)	(28.4)
Wireless subscriber additions (losses), net (in millions) ***	(0.225)	0.001	(0.226)	*
Wireless ARPU	$35.74	$37.64	$(1.90)	(5.0)
Wireless churn rate	4.21%	4.28%	(0.07)%	(1.6)
OIBDA	$(105,617)	$35,372	$(140,989)	*

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

***Includes ACP/Gen Mobile subscribers.

Wireless subscribers. We lost approximately 225,000 net Wireless subscribers during the three months ended September 30, 2023 compared to the addition of approximately 1,000 net Wireless subscribers during the same period in 2022. The decrease in net Wireless subscribers primarily resulted from lower gross new Wireless subscriber activations and a decrease in net ACP/Gen Mobile subscriber additions, partially offset by a lower Wireless churn rate.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Wireless subscribers, gross. During the three months ended September 30, 2023, we activated approximately 638,000 gross new Wireless subscribers compared to approximately 891,000 gross new Wireless subscribers during the same period in 2022, a decrease of 28.4%. This decrease in our gross new Wireless subscriber activations was primarily related to increased competitive pressures, including aggressive competitor marketing, discounted service plans and deeper wireless device subsidies. In addition, our gross new Wireless subscribers for the three months ended September 30, 2023 was negatively impacted by our emphasis on acquiring and retaining higher quality subscribers.

Wireless churn rate. Our Wireless churn rate for the three months ended September 30, 2023 was 4.21% compared to 4.28% for the same period in 2022. Our Wireless churn rate for the three months ended September 30, 2023 was positively impacted by our emphasis on acquiring and retaining higher quality subscribers, partially offset by competitive pressures, including deeper wireless device subsidies.

Service revenue. “Service revenue” totaled $814 million for the three months ended September 30, 2023, a decrease of $79 million or 8.8% compared to the same period in 2022. The decrease in “Service revenue” compared to the same period in 2022 was primarily related to a decrease in Wireless ARPU and a lower average Wireless subscriber base, discussed below.

Wireless ARPU. Wireless ARPU was $35.74 during the three months ended September 30, 2023 versus $37.64 during the same period in 2022. The $1.90 or 5.0% decrease in Wireless ARPU was primarily attributable to, among other things, a shift in subscriber plan mix to lower priced service plans.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $77 million for the three months ended September 30, 2023, a decrease of $38 million or 33.1% compared to the same period in 2022. The decrease in “Equipment sales and other revenue” compared to the same period in 2022 was due to a decrease in units shipped and higher promotional subsidies.

Cost of services. “Cost of services” totaled $525 million for the three months ended September 30, 2023, an increase of $13 million or 2.4% compared to the same period in 2022. The increase in “Cost of services” compared to the same period in 2022 was primarily attributable to higher monthly dealer incentive costs, partially offset by a lower average Wireless subscriber base. During the three months ended September 30, 2023, we realigned our commission structure with current business objectives to acquire higher quality, long-term subscribers, which resulted in elevated costs during the transition period.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $280 million for the three months ended September 30, 2023, a decrease of $1 million or 0.5% compared to the same period in 2022. The decrease in “Cost of sales – equipment and other” compared to the same period in 2022 was primarily related to a decrease in units shipped, partially offset by higher costs per unit shipped due to unit mix. During the three months ended September 30, 2023, we shipped a higher percentage of devices that are compatible with our 5G Network and other devices that have a higher cost per unit.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $192 million during the three months ended September 30, 2023, a $13 million or 7.5% increase compared to the same period in 2022. This change was primarily driven by higher marketing expenditures, partially offset by a decrease in costs to support the Retail Wireless business unit. The three months ended September 30, 2022 was negatively impacted by costs related to the development of our own billing and operational support systems as we prepared to migrate subscribers off the TSA with T-Mobile.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022.

	For the Nine Months Ended
	September 30,		Variance
Statements of Operations Data	2023	2022	Amount	%

	(In thousands)
Revenue:
Service revenue	$2,535,296	$2,754,008	$(218,712)	(7.9)
Equipment sales and other revenue	258,791	453,026	(194,235)	(42.9)
Total revenue	2,794,087	3,207,034	(412,947)	(12.9)

Costs and expenses:
Cost of services	1,537,338	1,598,124	(60,786)	(3.8)
% of Service revenue	60.6%	58.0%
Cost of sales - equipment and other	822,118	925,141	(103,023)	(11.1)
Selling, general and administrative expenses	564,906	515,228	49,678	9.6
% of Total revenue	20.2%	16.1%
Depreciation and amortization	168,597	127,381	41,216	32.4
Total costs and expenses	3,092,959	3,165,874	(72,915)	(2.3)

Operating income (loss)	$(298,872)	$41,160	$(340,032)	*

Other data:
Wireless subscribers, as of period end (in millions) **	7.500	8.007	(0.507)	(6.3)
Wireless subscriber additions, gross (in millions)	2.134	2.479	(0.345)	(13.9)
Wireless subscriber additions (losses), net (in millions) ***	(0.494)	(0.552)	0.058	10.5
Wireless ARPU	$36.19	$37.75	$(1.56)	(4.1)
Wireless churn rate	4.33%	4.44%	(0.11)%	(2.5)
OIBDA	$(130,275)	$168,541	$(298,816)	*

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

***Includes ACP/Gen Mobile subscribers.

Wireless subscribers. We lost approximately 494,000 net Wireless subscribers during the nine months ended September 30, 2023 compared to the loss of approximately 552,000 net Wireless subscribers during the same period in 2022. This decrease in net Wireless subscriber losses primarily resulted from an increase in net ACP/Gen Mobile subscriber additions and a lower Wireless churn rate, partially offset by lower gross new Wireless subscriber activations.

Wireless subscribers, gross. During the nine months ended September 30, 2023, we activated approximately 2.134 million gross new Wireless subscribers compared to approximately 2.479 million gross new Wireless subscribers during the same period in 2022, a decrease of 13.9%. This decrease in our gross new Wireless subscriber activations was primarily related to increased competitive pressures, including aggressive competitor marketing, discounted service plans and deeper wireless device subsidies. In addition, our gross new Wireless subscribers for the nine months ended September 30, 2023 was negatively impacted by our emphasis on acquiring and retaining higher quality subscribers.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Wireless churn rate. Our Wireless churn rate for the nine months ended September 30, 2023 was 4.33% compared to 4.44% for the same period in 2022. Our Wireless churn rate for the nine months ended September 30, 2023 was positively impacted by our emphasis on acquiring and retaining higher quality subscribers, partially offset by competitive pressures, including deeper wireless device subsidies. In addition, our Wireless churn rate for the nine months ended September 30, 2023 was negatively impacted by migrating subscribers off the TSA with T-Mobile and onto our new billing and operational support systems. Furthermore, our Wireless churn rate for the nine months ended September 30, 2022 was negatively impacted by the shutdown of the CDMA Network.

Service revenue. “Service revenue” totaled $2.535 billion for the nine months ended September 30, 2023, a decrease of $219 million or 7.9% compared to the same period in 2022. The decrease in “Service revenue” compared to the same period in 2022 was primarily related to a decrease in Wireless ARPU and a lower average Wireless subscriber base, discussed below.

Wireless ARPU. Wireless ARPU was $36.19 during the nine months ended September 30, 2023 versus $37.75 during the same period in 2022. The $1.56 or 4.1% decrease in Wireless ARPU was primarily attributable to, among other things, a shift in subscriber plan mix to lower priced service plans.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $259 million for the nine months ended September 30, 2023, a decrease of $194 million or 42.9% compared to the same period in 2022. The decrease in “Equipment sales and other revenue” compared to the same period in 2022 was primarily related to a decrease in units shipped and higher promotional subsidies.

Cost of services. “Cost of services” totaled $1.537 billion for the nine months ended September 30, 2023, a decrease of $61 million or 3.8% compared to the same period in 2022. The decrease in “Cost of services” was primarily attributable to a lower average Wireless subscriber base, partially offset by higher monthly dealer incentive costs. During the nine months ended September 30, 2023, we realigned our commission structure with current business objectives to acquire higher quality, long-term subscribers, which resulted in elevated costs during the transition period.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $822 million for the nine months ended September 30, 2023, a decrease of $103 million or 11.1% compared to the same period in 2022. The decrease in “Cost of sales – equipment and other” compared to the same period in 2022 was primarily related to a decrease in units shipped, partially offset by higher costs per unit shipped due to unit mix. During the nine months ended September 30, 2023, we shipped a higher percentage of devices that are compatible with our 5G Network and other devices that have a higher cost per unit.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $565 million during the nine months ended September 30, 2023, a $50 million or 9.6% increase compared to the same period in 2022. This change was primarily driven by higher marketing expenditures, partially offset by a decrease in costs to support the Retail Wireless business unit. The nine months ended September 30, 2022 was negatively impacted by costs related to the development of our own billing and operational support systems as we prepared to migrate subscribers off the TSA with T-Mobile.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Wireless Segment – 5G Network Deployment Business Unit

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022.

	For the Three Months Ended
	September 30,		Variance
Statements of Operations Data	2023	2022	Amount	%

	(In thousands)
Revenue:
Equipment sales and other revenue	$29,916	$16,573	$13,343	80.5
Total revenue	29,916	16,573	13,343	80.5

Costs and expenses:
Cost of sales - equipment and other	260,747	143,462	117,285	81.8
Selling, general and administrative expenses	68,315	54,456	13,859	25.4
Depreciation and amortization	163,959	31,248	132,711	*
Total costs and expenses	493,021	229,166	263,855	*

Operating income (loss)	$(463,105)	$(212,593)	$(250,512)	*

Other data:
OIBDA	$(299,146)	$(181,345)	$(117,801)	(65.0)

* Percentage is not meaningful.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $261 million during the three months ended September 30, 2023, an increase of $117 million compared to the same period in 2022. The increase primarily resulted from an increase in lease expense on communication towers, transport, cloud services, and other costs related to our 5G Network.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $68 million during the three months ended September 30, 2023, a $14 million increase compared to the same period in 2022. This change was primarily driven by an increase in costs to support our 5G Network Deployment.

Depreciation and amortization. “Depreciation and amortization” expense totaled $164 million during the three months ended September 30, 2023, a $133 million increase compared to the same period in 2022. This change was primarily driven by an increase in depreciation and amortization expense related to 5G Network Deployment assets being placed in service. We expect our depreciation and amortization expense to increase as we continue to place 5G Network Deployment assets into service.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022.

	For the Nine Months Ended
	September 30,		Variance
Statements of Operations Data	2023	2022	Amount	%

	(In thousands)
Revenue:
Equipment sales and other revenue	$67,902	$48,362	$19,540	40.4
Total revenue	67,902	48,362	19,540	40.4

Costs and expenses:
Cost of sales - equipment and other	671,241	358,538	312,703	87.2
Selling, general and administrative expenses	210,258	168,179	42,079	25.0
Depreciation and amortization	385,070	77,652	307,418	*
Total costs and expenses	1,266,569	604,369	662,200	*

Operating income (loss)	$(1,198,667)	$(556,007)	$(642,660)	*

Other data:
OIBDA	$(813,597)	$(478,355)	$(335,242)	(70.1)

* Percentage is not meaningful.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $671 million during the nine months ended September 30, 2023, an increase of $313 million compared to the same period in 2022. The increase primarily resulted from an increase in lease expense on communication towers, transport, cloud services, and other costs related to our 5G Network.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $210 million during the nine months ended September 30, 2023, a $42 million increase compared to the same period in 2022. This change was primarily driven by an increase in costs to support our 5G Network Deployment.

Depreciation and amortization. “Depreciation and amortization” expense totaled $385 million during the nine months ended September 30, 2023, a $307 million increase compared to the same period in 2022. This change was primarily driven by an increase in depreciation and amortization expense related to 5G Network Deployment assets being placed in service. We expect our depreciation and amortization expense to increase as we continue to place 5G Network Deployment assets into service.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

OTHER CONSOLIDATED RESULTS

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022.

	For the Three Months Ended
	September 30,		Variance
Statements of Operations Data	2023	2022	Amount	%

	(In thousands)
Operating income (loss)	$(41,806)	$427,029	$(468,835)	*

Other income (expense):
Interest income	18,649	7,632	11,017	*
Interest expense, net of amounts capitalized	(10,173)	(4,848)	(5,325)	*
Other, net	(151,497)	57,941	(209,438)	*
Total other income (expense)	(143,021)	60,725	(203,746)	*

Income (loss) before income taxes	(184,827)	487,754	(672,581)	*
Income tax (provision) benefit, net	67,988	(58,169)	126,157	*
Effective tax rate	36.8%	11.9%
Net income (loss)	(116,839)	429,585	(546,424)	*
Less: Net income (loss) attributable to noncontrolling interests, net of tax	22,346	17,355	4,991	28.8
Net income (loss) attributable to DISH Network	$(139,185)	$412,230	$(551,415)	*

* Percentage is not meaningful.

Interest income. “Interest income” totaled $19 million during the three months ended September 30, 2023, an increase of $11 million compared to the same period in 2022. This increase primarily resulted from higher percentage returns earned on our cash and marketable investment securities, partially offset by lower average cash and marketable investment securities balances during the three months ended September 30, 2023.

Other, net. “Other, net” expense totaled $151 million during the three months ended September 30, 2023, compared to income of $58 million during the same period in 2022. This change primarily resulted from a $155 million decrease in the fair value of our option to purchase certain of T-Mobile’s 800 MHz spectrum licenses during the three months ended September 30, 2023 compared to a $34 million increase during the three months ended September 30, 2022. See Note 5 in the Notes to our Condensed Consolidated Financial Statements for further information.

Income tax (provision) benefit, net. Our income tax benefit was $68 million during the three months ended September 30, 2023, compared to a provision of $58 million during the same period in 2022. This change was primarily related to a decrease in “Income (loss) before income taxes.” Our effective tax rate for the three months ended September 30, 2023 and 2022 was impacted by federal tax credits.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022.

	For the Nine Months Ended
	September 30,		Variance
Statements of Operations Data	2023	2022	Amount	%

	(In thousands)
Operating income (loss)	$487,951	$1,670,324	$(1,182,373)	(70.8)

Other income (expense):
Interest income	90,907	21,853	69,054	*
Interest expense, net of amounts capitalized	(27,379)	(15,067)	(12,312)	(81.7)
Other, net	(120,726)	114,264	(234,990)	*
Total other income (expense)	(57,198)	121,050	(178,248)	*

Income (loss) before income taxes	430,753	1,791,374	(1,360,621)	(76.0)
Income tax (provision) benefit, net	(81,930)	(372,936)	291,006	78.0
Effective tax rate	19.0%	20.8%
Net income (loss)	348,823	1,418,438	(1,069,615)	(75.4)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	64,980	50,725	14,255	28.1
Net income (loss) attributable to DISH Network	$283,843	$1,367,713	$(1,083,870)	(79.2)

* Percentage is not meaningful.

Interest income. “Interest income” totaled $91 million during the nine months ended September 30, 2023, an increase of $69 million compared to the same period in 2022. This increase primarily resulted from higher percentage returns earned on our cash and marketable investment securities, partially offset by lower average cash and marketable investment securities balances during the nine months ended September 30, 2023.

Other, net. “Other, net” expense totaled $121 million during the nine months ended September 30, 2023, compared to income of $114 million during the same period in 2022. This change primarily resulted from a $192 million decrease in the fair value of our option to purchase certain of T-Mobile’s 800 MHz spectrum licenses during the nine months ended September 30, 2023 compared to a $92 million increase during the nine months ended September 30, 2022. In addition, the nine months ended September 30, 2023 was positively impacted by $73 million in gains from the repurchases of our 3 3/8% Convertible Notes due 2026 (the “Convertible Notes due 2026”), our 2 3/8% Convertible Notes due 2024 (the “Convertible Notes due 2024”) and 0% Convertible Notes due 2025 (the “Convertible Notes due 2025,” and collectively with the Convertible Notes due 2026 and the Convertible Notes due 2024, the “Convertible Notes”) and our 5 7/8% Senior Notes due 2024. See Note 5 and 9 in the Notes to our Condensed Consolidated Financial Statements for further information.

Income tax (provision) benefit, net. Our income tax provision was $82 million during the nine months ended September 30, 2023, a decrease of $291 million compared to the same period in 2022. The decrease in the provision was primarily related to a decrease in “Income (loss) before income taxes” and a decrease in our effective tax rate.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(In thousands)
Net income (loss) attributable to DISH Network	$(139,185)	$412,230	$283,843	$1,367,713
Interest, net	(8,476)	(2,784)	(63,528)	(6,786)
Income tax provision (benefit), net	(67,988)	58,169	81,930	372,936
Depreciation and amortization	294,797	174,736	806,504	519,300
Consolidated EBITDA	$79,148	$642,351	$1,108,749	$2,253,163

The changes in Consolidated EBITDA during the three and nine months ended September 30, 2023, compared to the same periods in 2022, were primarily a result of the factors described in connection with operating revenues and operating expenses, including the impact from changes in the fair value of our option to purchase certain of T-Mobile’s 800 MHz spectrum licenses.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

For the Three Months Ended September 30, 2023	Pay-TV	Retail Wireless	5G Network Deployment	Wireless Eliminations	Consolidated

	(In thousands)
Segment operating income (loss)	$589,465	$(168,166)	$(463,105)	$—	$(41,806)
Depreciation and amortization	86,100	62,549	163,959	(17,811)	294,797
OIBDA	$675,565	$(105,617)	$(299,146)	$(17,811)	$252,991

For the Three Months Ended September 30, 2022

Segment operating income (loss)	$647,654	$(8,032)	$(212,593)	$—	$427,029
Depreciation and amortization	105,948	43,404	31,248	(5,864)	174,736
OIBDA	$753,602	$35,372	$(181,345)	$(5,864)	$601,765

For the Nine Months Ended September 30, 2023	Pay-TV	Retail Wireless	5G Network Deployment	Wireless Eliminations	Consolidated

	(In thousands)
Segment operating income (loss)	$1,985,490	$(298,872)	$(1,198,667)	$—	$487,951
Depreciation and amortization	286,148	168,597	385,070	(33,311)	806,504
OIBDA	$2,271,638	$(130,275)	$(813,597)	$(33,311)	$1,294,455

For the Nine Months Ended September 30, 2022

Segment operating income (loss)	$2,185,171	$41,160	$(556,007)	$—	$1,670,324
Depreciation and amortization	328,073	127,381	77,652	(13,806)	519,300
OIBDA	$2,513,244	$168,541	$(478,355)	$(13,806)	$2,189,624

The changes in OIBDA during the three and nine months ended September 30, 2023, compared to the same periods in 2022, were primarily a result of the factors described in connection with operating revenues and operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased with a remaining maturity of 90 days or less at the date of acquisition to be cash equivalents. See Note 5 in the Notes to our Condensed Consolidated Financial Statements for further information regarding our marketable investment securities. As of September 30, 2023, cash, cash equivalents and current marketable investment securities totaled $1.035 billion compared to $2.621 billion as of December 31, 2022, a decrease of $1.586 billion. This decrease in cash, cash equivalents and current marketable investment securities primarily resulted from capital expenditures of $3.075 billion (including capitalized interest related to FCC authorizations), the repurchases and redemption of our senior notes of $1.451 billion, net repurchases of our Convertible Notes of $110 million, unsettled sales of marketable investment securities of $119 million, and repayments of long-term debt and finance lease obligations of $96 million, partially offset by cash generated from operating activities of $1.718 billion and $1.522 billion in net proceeds from the issuance of our 11 3/4% Senior Notes due 2027.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Cash Flow

The following discussion highlights our cash flow activities during the nine months ended September 30, 2023.

Cash flows from operating activities

For the nine months ended September 30, 2023, we reported “Net cash flows from operating activities” of $1.718 billion primarily attributable to $1.398 billion of “Net income (loss)” adjusted to exclude the non-cash items for “Depreciation and amortization” expense, “Realized and unrealized losses (gains) on investments, derivatives and other,” “Non-cash, stock-based compensation” expense, and “Deferred tax expense (benefit).” In addition, “Net cash flows from operating activities” was impacted by the timing difference between book expense and cash payments, including income taxes.

Cash flows from investing activities

For the nine months ended September 30, 2023, we reported outflows from “Net cash flows from investing activities” of $2.498 billion primarily related to capital expenditures of $3.075 billion (including capitalized interest related to FCC authorizations), partially offset by $573 million in net sales of marketable investment securities. The capital expenditures included $2.159 billion of capital expenditures for our Retail Wireless and 5G Network Deployment business units, $748 million of capitalized interest related to FCC authorizations, $56 million for new and existing DISH TV subscriber equipment and $112 million of satellite and other corporate capital expenditures.

Cash flows from financing activities

For the nine months ended September 30, 2023, we reported outflows from “Net cash flows from financing activities” of $132 million primarily related to the repurchases and redemption of our senior notes of $1.451 billion, net repurchases of our Convertible Notes of $110 million and repayments of long-term debt and finance lease obligations of $96 million, partially offset by $1.522 billion in net proceeds from the issuance of our 11 3/4% Senior Notes due 2027.

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

The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Nine Months Ended
	September 30,
	2023	2022

	(In thousands)
Net cash flows from operating activities	$1,718,096	$2,141,503
Purchases of property and equipment (including capitalized interest related to FCC authorizations)	(3,074,626)	(2,587,435)
Free cash flow	$(1,356,530)	$(445,932)

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Finally, our future cash flow is impacted by, among other things, the rate at which we complete our 5G Network Deployment, incur litigation expense, and any cash flow from financing activities.  We anticipate operating expenditures for our 5G Network Deployment to increase for the remainder of 2023 as we continue to, among other things, deploy cell sites and communication towers to commercialize our 5G Network. Since we reached our 5G Network Deployment milestone of 70% of the U.S. population, we expect our capital expenditures will decline in the near term. However, as we prepare for our next build-out requirements in 2025, we expect our capital expenditures to increase as we approach this deadline. As a result, our historical cash flow is not necessarily indicative of our future cash flows. As of September 30, 2023, as a result of, among other things, capital expenditures for our 5G Network Deployment, we experienced negative free cash flow. We expect that this trend will continue in 2023 and in future periods. In addition, declines in our Pay-TV and Wireless subscriber base and any decrease in subscriber-related margins negatively impact our cash flow, and there can be no assurance that our subscriber declines will not continue.

Subscriber Base – Pay TV Segment and Retail Wireless Business Unit

See “Results of Operations” above for further information.

Subscriber Acquisition and Retention Costs

We incur significant upfront costs to acquire Pay-TV and Wireless subscribers, including, but not limited to, advertising, independent third-party retailer incentives, payments made to third parties, equipment and wireless device subsidies, installation services, and/or new customer promotions. While we attempt to recoup these upfront costs over the lives of their subscription, there can be no assurance that we will be successful in achieving that objective. With respect to our DISH TV services and Boost Infinite, we employ business rules such as minimum credit requirements for prospective customers and contractual commitments. We strive to provide outstanding customer service to increase the likelihood of customers keeping their Pay-TV services and Boost Infinite over longer periods of time. Subscriber acquisition costs for SLING TV subscribers are significantly lower than those for DISH TV subscribers. Our subscriber acquisition costs may vary significantly from period to period.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Obligations and Future Capital Requirements

Contractual Obligations

See Note 10 in the Notes to our Condensed Consolidated Financial Statements for further information.

Future Capital Requirements

We expect to fund our future working capital, capital expenditures, other investments, and debt service requirements from cash generated from operations, existing cash, restricted cash, cash equivalents and marketable investment securities balances, and cash generated through raising additional capital. We may need to make significant additional investments to, among other things, continue our 5G Network Deployment and further commercialize, build-out and integrate our Wireless spectrum licenses and related assets. The amount of capital required to fund our future working capital, capital expenditure and other investment needs varies, depending on, among other things, the rate at which we complete our 5G Network Deployment, the purchase of additional wireless spectrum licenses and the rate at which we acquire new subscribers and the cost of subscriber acquisition and retention. Certain of our capital expenditures for 2023 are expected to be driven by the rate of our 5G Network Deployment as well as costs associated with subscriber premises equipment. These expenditures are necessary for our 5G Network Deployment as well as to operate and maintain our DISH TV services. Consequently, we consider them to be non-discretionary.

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

On November 15, 2021 the SNR Put Right was exercised. On October 21, 2022 the Northstar Put Right was exercised. The consummation of the sale exercised under the SNR Put Right and the Northstar Put Right is subject to consent by the FCC. As of September 30, 2023, the aggregate value of Northstar Manager’s ownership interest in Northstar Spectrum and SNR Management’s ownership interest in SNR HoldCo was $529 million, recorded as “Redeemable noncontrolling interests” on our Condensed Consolidated Balance Sheets. Subsequently, the FCC consented to the sale of Northstar Manager’s ownership interests in Northstar Spectrum, which we purchased for a total of approximately $109 million on October 12, 2023.

We have and expect to continue to incur significant expenditures in 2023 and 2024 related to our 5G Network Deployment, including, but not limited to, capital expenditures associated with our 5G Network Deployment and the potential purchase of additional wireless spectrum licenses, including, but not limited to, SNR HoldCo’s ownership interest. The amount of capital required will also depend on, among other things, the growth of our Retail Wireless business unit and the levels of investment necessary to support potential strategic initiatives that may arise from time to time. These factors, including, but not limited to, a reduction in our available future cash flows as a result of our 5G Network Deployment, will require us to raise additional capital in the future, which may not be available on favorable terms.

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

Debt Issuances and Maturity

Our 5% Senior Notes due 2023 with an aggregate principal balance of $1.5 billion were repurchased or redeemed as of March 15, 2023. During the three and nine months ended September 30, 2023, we repurchased approximately $44 million and $49 million, respectively, of our 2 3/8% Convertible Notes due 2024 in open market trades. The remaining balance of approximately $951 million matures on March 15, 2024. During both the three and nine months ended September 30, 2023, we repurchased approximately $11 million of our 5 7/8% Senior Notes due 2024 in open market trades. The remaining balance of approximately $1.989 billion matures on November 15, 2024. Due to capital expenditures related to our 5G Network Deployment, among other things, we do not currently have cash, marketable investment securities balances and/or projected future cash flows to fully fund our 2024 debt maturities.  We will raise additional capital prior to the maturity of this obligation, which may not be available at the historical interest rates of our long-term debt due to, among other things, the current market rate environment.

New Accounting Pronouncements

See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the nine months ended September 30, 2023. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Changes in levels of U.S. government spending or overall spending priorities could impact, among other things, our business, financial condition and results of operations.

We derive a portion of our revenue from subscribers who receive benefits under the Affordable Connectivity Program (“ACP”), an FCC benefit program that helps ensure that households can afford access to broadband.  Levels of U.S. government spending are very difficult to predict and may be impacted by numerous factors such as, among others, the political environment, macroeconomic conditions and the ability of the U.S. government to enact relevant legislation such as authorization and appropriations bills.

Discontinuation, amendment or repeal of ACP, or replacement of ACP with one having different eligibility requirements could negatively impact, among other things, our Wireless subscriber activations and Wireless churn rate, which may impact our decision to continue to participate in the program.  We cannot predict whether or when any future changes to the ACP may occur, or whether or to what extent those changes may affect our operations or impose additional costs on our business.

In particular, reduced government funding for benefits programs such as ACP would result in a reduction in reimbursements to us. Amendments to or repeal of ACP in whole or in part and/or decisions by the FCC could affect us and the manner in which we are reimbursed by such programs, all of which could materially and adversely affect our business, results of operations and financial condition.

Risks Related to the Merger with EchoStar

While the Merger is pending, DISH Network and EchoStar will be subject to business uncertainties as well as contractual restrictions under the Amended Merger Agreement that may have an adverse effect on their respective businesses.

The Merger will occur only if stated conditions are met, many of which are outside of DISH Network’s and EchoStar’s control. In addition, each of DISH Network and EchoStar has the right to terminate the Amended Merger Agreement under specified circumstances. Accordingly, there may be uncertainty regarding the completion of the Merger. Further, there may be uncertainty about the effect of the Merger on employees, commercial partners and customers. Such uncertainty could cause customers and others to defer or decline entering into or extending contracts with, or making other decisions concerning, DISH Network and/or EchoStar, or to seek to change existing business relationships with either of them. Such uncertainty also may impair DISH Network’s and/or EchoStar’s ability to retain and motivate key personnel. These uncertainties may have an adverse effect on the companies’ respective businesses and, consequently, on EchoStar following the completion of the Merger.

In addition, the Amended Merger Agreement contains customary covenants which restrict each of DISH Network and EchoStar, without the consent of the other party, from taking certain specified actions until the Merger closes or the Amended Merger Agreement terminates. These restrictions may prevent DISH Network and EchoStar from pursuing otherwise attractive business opportunities that may arise prior to the completion of the Merger or termination of the Amended Merger Agreement.

DISH Network and EchoStar will incur significant expenses in connection with the Merger, which may adversely affect each company’s business, financial condition and results of operation.

DISH Network and EchoStar each expect to incur significant, nonrecurring costs in connection with the completion of the Merger and the integration of the operations of the two companies, and may incur additional costs to maintain employee morale and to retain key employees. These nonrecurring costs include significant fees and expenses relating to legal, accounting and financial advisory fees, regulatory filings and other costs associated with the Merger. These expenses, certain of which are payable whether or not the Merger is completed, may not be offset by any benefits ultimately realized as a result of the Merger and could adversely affect the business, financial condition and results of operations of each of DISH Network and EchoStar.

The Amended Merger Agreement restricts DISH Network’s and EchoStar’s ability to pursue alternatives to the Merger.

The Amended Merger Agreement contains provisions that make it more difficult for DISH Network and EchoStar to enter into alternative transactions with third parties. The Amended Merger Agreement prohibits DISH Network and EchoStar from soliciting alternative acquisition proposals from third parties, providing information to third parties in connection with an alternative acquisition proposal and engaging in discussions with third parties regarding alternative acquisition proposals. These provisions could discourage a potential third-party acquirer that might have an interest in DISH Network or EchoStar from considering or pursuing an alternative transaction with DISH Network or EchoStar, respectively, or proposing such a transaction, even if it were prepared to pay consideration with a higher per share value than the total value proposed to be paid in the Merger. Further, because the requisite votes of the DISH Network stockholders and EchoStar stockholders were obtained by virtue of the delivery of the Ergen DISH Written Consent and Ergen EchoStar Written Consent, respectively, no other action by DISH Network stockholders and EchoStar stockholders is required to complete the Merger, and therefore DISH Network and EchoStar cannot solicit, initiate, facilitate or otherwise take any further action relating to any alternative acquisition proposal.

Failure to attract, motivate and retain executives and other key employees could diminish the anticipated benefits of the Merger.

The success of the Merger will depend in part on the retention of personnel critical to the business and operations of DISH Network and EchoStar due to, for example, their technical skills or management expertise. Competition for qualified personnel can be intense and qualified personnel can be in high demand. Current and prospective employees of DISH Network and EchoStar may experience uncertainty about their future role until strategies with regard to these employees are announced or executed, which may impair DISH Network’s and EchoStar’s ability to attract, retain and motivate key management, technical and other personnel prior to and following the Merger. Employee retention may be particularly challenging during the pendency of the Merger. If DISH Network and EchoStar are unable to retain personnel, including key management, who are critical to the successful integration and future operations of the companies, DISH Network and EchoStar could face, among other risks, disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the Merger.

Certain of DISH Network’s and EchoStar’s directors, executive officers and employees have interests in the Merger that may be different from, or in addition to, the interests of the DISH Network stockholders and EchoStar stockholders, respectively.

Certain of DISH Network’s and EchoStar’s directors, executive officers and employees have interests in the Merger that may be different from, or in addition to, the interests of the DISH Network stockholders and EchoStar stockholders, respectively. These interests include, among others, Mr. Ergen’s continuation as director and Chairman of EchoStar after the Merger, Hamid Akhavan, the Chief Executive Officer and President of EchoStar, serving as President and Chief Executive Officer of the combined company following the Merger, the continued employment of certain other executive officers of DISH Network and EchoStar after the Merger, the continued positions of certain directors of DISH Network and EchoStar as directors of EchoStar after the Merger, and directors’, executive officers’ and employees’ equity holdings in both DISH Network and EchoStar. With respect to DISH Network’s directors and executive officers, these interests also include the treatment of previously granted equity awards in the Merger and the rights to continuing indemnification and directors’ and officers’ liability insurance. The DISH Network Special Committee and a special transaction committee of independent directors of the EchoStar Board of Directors (the “EchoStar Special Committee”) and our Board of Directors and the EchoStar Board of Directors were aware of and considered these interests, among other matters, in deciding to recommend and approve, respectively, the terms of the Amended Merger Agreement and the Merger.

DISH Network and EchoStar may be subject to lawsuits relating to the Merger, which may impact the timing of the closing and the parties’ ability to close the Merger and may adversely impact their respective businesses.

DISH Network and EchoStar and their respective directors, officers and advisors may be subject to lawsuits relating to the Merger. Litigation is very common in connection with the sale of public companies, and lawsuits are often brought in an effort to enjoin the relevant merger or seek monetary relief. In particular, the interests of DISH Network’s and EchoStar’s respective directors, executive officers and employees in the Merger may increase the risk of litigation intended to enjoin or prevent the Merger and the risk of other dissident stockholder activity related thereto. In the past, and in particular following the announcement of a significant transaction, periods of volatility in the overall market or declines in the market price of a company’s securities, stockholder litigation and dissident stockholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated or related persons and entities. The affiliation between DISH Network and EchoStar and the interests of their respective directors, executive officers and employees in the Merger may precipitate such activities by dissident stockholders and, if instituted, such activities could result in substantial costs, a material delay or prevention of the Merger and a diversion of management’s attention, even if the stockholder action is without merit or ultimately unsuccessful.

DISH Network and EchoStar cannot predict whether such lawsuits will be brought, or the outcome of such lawsuits or others, nor can either company predict the amount of time and expense that will be required to resolve such litigation. An unfavorable resolution of any such litigation surrounding the Merger could delay or prevent the completion of the Merger, which may adversely affect DISH Network’s and/or EchoStar’s business, financial condition and results of operations. Further, the defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger is completed may adversely affect the combined company’s business, financial condition, results of operations and cash flows following the Merger.

The market value of DISH Network Class A common stock and EchoStar Class A Common Stock may vary significantly prior to the Merger, and DISH Network Class A stockholders therefore cannot be sure of the value of the consideration they will receive in the Merger.

On the terms and subject to the conditions set forth in the Amended Merger Agreement, at the Effective Time, each share of DISH Network Class A common stock and DISH Network Class C common stock outstanding immediately prior to the Effective Time will be converted into the right to receive a number of validly issued, fully paid and non-assessable shares of EchoStar Class A Common Stock equal to the Exchange Ratio (with all shares of DISH Network Class C common stock outstanding, if any, treated for purposes of this calculation as if converted into DISH Network Class A common stock at the effective conversion rate set forth in the DISH Network Articles of Incorporation) and (ii) each share of DISH Network Class B common stock outstanding immediately prior to the Effective Time will be converted into the right to receive a number of validly issued, fully paid and non-assessable shares of EchoStar Class B Common Stock equal to the Exchange Ratio.

DISH Network Class B common stock and EchoStar Class B Common Stock are not listed or traded on a national securities exchange, and there are no shares of DISH Network Class C common stock outstanding. The market value of DISH Network Class A common stock and EchoStar Class A Common Stock at the Effective Time may vary significantly from the market value of such stock on October 2, 2023 (the last full trading day before the public announcement of the signing of the Amended Merger Agreement), or the date the Amended Merger Agreement was executed. Because the Exchange Ratio will not be adjusted to reflect any changes in the market price of DISH Network Class A common stock or EchoStar Class A Common Stock, the market price of EchoStar Class A Common Stock issued to DISH Network Class A stockholders in the Merger and the market value of DISH Network Class A common stock converted in the Merger may each be higher or lower than the values of those shares on earlier dates. Accordingly, at any time prior to the completion of the Merger, the DISH Network Class A stockholders will not know or be able to determine the value of EchoStar Class A Common Stock they will receive as consideration at the Effective Time. Similarly, EchoStar will not know or be able to determine the value of the EchoStar Class A Common Stock that will be paid to DISH Network Class A stockholders as consideration at the Effective Time.

Changes in the market price of DISH Network Class A common stock and EchoStar Class A Common Stock may result from a variety of factors that are beyond the companies’ control, including, but not limited to, changes in their respective businesses, operations and prospects, governmental actions, legal proceedings and developments and other matters generally affecting the securities market. Market assessments of the benefits of the Merger, the likelihood that the Merger will be completed and general and industry-specific market and economic conditions may also have an effect on the market price of DISH Network Class A common stock and EchoStar Class A Common Stock. Neither DISH Network nor EchoStar is permitted to terminate the Amended Merger Agreement solely because of changes in the market prices of DISH Network Class A common stock or EchoStar Class A Common Stock.

The Merger is subject to a number of conditions, including receipt of certain regulatory approvals. Failure to complete the Merger could adversely affect the market price of EchoStar Class A Common Stock and/or DISH Network Class A common stock, as well as EchoStar’s and/or DISH Network’s business, financial condition and results of operations.

The respective obligations of DISH Network and EchoStar to consummate the transactions contemplated by the Amended Merger Agreement are subject to the satisfaction or waiver of a number of conditions, including, among others, the receipt of certain regulatory approvals. As a condition to granting the necessary approvals or clearances, governmental authorities may impose requirements, limitations or costs or place restrictions on the conduct of the business of the combined company after the completion of the Merger. Any one of these requirements, limitations, costs, or restrictions could jeopardize or delay the completion, or reduce the anticipated benefits, of the Merger. In addition, there is no guarantee that the conditions to closing will be satisfied (or, if applicable, validly waived) in a timely manner or at all, in which case the closing of the Merger may be delayed or may not occur and the benefits expected to result from the Merger may not be achieved. If the Merger is not completed for any reason, the ongoing businesses of DISH Network and EchoStar may be adversely affected, and DISH Network and EchoStar will be subject to several risks and consequences, including, but not limited to, the following:

●	each of DISH Network and EchoStar will be required to pay certain costs relating to the Merger regardless of whether the Merger is completed, such as significant fees and expenses relating to financial advisory, legal, accounting, consulting and other advisory fees and expenses and regulatory filings; and
●	matters relating to the Merger may require substantial commitments of time and resources by EchoStar management and DISH Network management and the expenditure of significant funds in the form of fees and expenses, which could otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to DISH Network and EchoStar as separate companies, as the case may be.

In addition, if the Merger is not completed, DISH Network and/or EchoStar may experience negative reactions from the financial markets and from their respective employees, commercial partners and customers.

DISH Network and EchoStar also could be subject to litigation, including litigation related to failure to complete the Merger, or to enforce the other parties’ obligations under the Amended Merger Agreement.

If the Merger is not completed, DISH Network and EchoStar cannot assure their respective stockholders that the risks described above will not materially affect the stock price, business, financial condition and results of operations of EchoStar and/or DISH Network.

DISH Network currently has significant indebtedness as compared to EchoStar. Following the Merger, EchoStar stockholders will hold equity interests in a company with substantially higher leverage than EchoStar had prior to the Merger.

As of September 30, 2023, EchoStar had consolidated long-term debt outstanding of $1.5 billion in principal amount and total assets of approximately $6.2 billion, and DISH Network had consolidated long-term debt outstanding of approximately $21.2 billion in principal amount and total assets of approximately $53.7 billion. After giving effect to the Merger, EchoStar and its subsidiaries will have consolidated long-term debt of approximately $22.7 billion in principal amount on a combined basis and total consolidated assets of approximately $59.8 billion. Therefore, after the completion of the Merger, EchoStar stockholders will hold equity interests in a company with substantially higher leverage than EchoStar had prior to the Merger. DISH Network’s indebtedness could have significant consequences, including, but not limited to:

●	making it more difficult for EchoStar to satisfy its obligations;
●	a dilutive effect on EchoStar’s outstanding equity capital or future earnings;
●	increasing EchoStar’s vulnerability to general adverse economic conditions, including, but not limited to, changes in interest rates;

●	requiring EchoStar to devote a substantial portion of its cash toward making interest and principal payments on its indebtedness, thereby reducing the amount of cash available for other purposes, resulting in limited financial and operating flexibility to changing economic and competitive conditions;
●	limiting EchoStar’s ability to raise additional capital because it may be more difficult for it to obtain debt financing on attractive terms or at all; and
●	placing EchoStar at a disadvantage compared to its competitors that are less leveraged.

EchoStar may operate DISH Network’s business different from how it has been operated in the past.

After the completion of the Merger, DISH Network will be a wholly-owned subsidiary of EchoStar and will no longer be a publicly traded company. EchoStar may operate DISH Network’s business in a manner different from how DISH Network has operated in the past, and may pursue different strategic objectives than DISH Network has pursued to date as a separate public company. As a result, DISH Network’s prior results may not be indicative of DISH Network’s future performance as a subsidiary of EchoStar, and such results should not be relied upon as an indicator of DISH Network’s performance after the completion of the Merger.

If the Merger does not qualify as a tax-free merger under the Code, then the DISH Network stockholders may be required to pay substantial U.S. federal income taxes.

Pursuant to the Amended Merger Agreement, DISH Network and EchoStar will cooperate in good faith and use their respective reasonable best efforts to obtain an opinion of DISH Network’s (or the DISH Network Special Committee’s) tax counsel to be issued to DISH Network with respect to the treatment of the Merger as a “reorganization” within the meaning of Section 368(a) of the Code (a “Tax Opinion”), but the receipt of such Tax Opinion is not a condition to the completion of the Merger. DISH Network expects to receive a Tax Opinion that based on customary assumptions, representations and covenants, the Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Code. Even if DISH Network receives such Tax Opinion, if any of the assumptions, representations or covenants on which the Tax Opinion is based is or becomes incorrect, incomplete, inaccurate or is otherwise not complied with, the validity of the Tax Opinion may be adversely affected and the tax consequences of the Merger could differ from those described herein. An opinion of counsel represents counsel’s legal judgment and is not binding on the IRS or any court. The parties do not intend to request any ruling from the IRS as to the U.S. federal income tax consequences of the Merger, and there can be no assurance that the IRS will not assert, or a court would not sustain, a position contrary to the intended tax treatment of the Merger described above.

If the Merger were taxable, DISH Network stockholders would be considered to have made a taxable sale of their DISH Common Stock to EchoStar and, consequently, DISH Network stockholders would recognize taxable gain or loss on their receipt of EchoStar Common Stock (and cash in lieu of fractional shares) in the Merger.

Risks Related to the Business of EchoStar Following the Merger

The businesses of DISH Network and EchoStar may not be integrated successfully or such integration may be more difficult, time consuming or costly than expected. Operating costs, customer loss and business disruption, including, but not limited to, difficulties in maintaining relationships with employees, customers, suppliers or vendors, may be greater than expected following the Merger. Synergies from the Merger may not be realized within expected timeframes or at all.

The Merger involves the combination of two companies that, although under common control and subject to existing commercial relationships, currently operate as separate public companies. The combination of two separate companies is complex, costly and time-consuming and may require significant management attention and resources which may divert attention from DISH Network’s and EchoStar’s respective ongoing businesses and operations. The failure to meet the challenges involved in combining the two companies and to realize the anticipated benefits of the Merger could cause an interruption of, or a loss of momentum in, the activities of DISH Network and/or EchoStar and could adversely affect the results of operations of the combined company following the Merger. The overall combination of the two companies may also result in material unanticipated problems, expenses, liabilities, competitive responses and loss of customer and other business relationships. The difficulties of combining the operations of the companies include, among others:

●	the diversion of management and employee attention to integration matters;
●	difficulties in integrating operations and systems, including, but not limited to, communications systems, administrative and information technology infrastructure and financial reporting and internal control systems;
●	challenges in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures between the two companies;
●	difficulties in integrating employees and teams of the respective businesses, and attracting and retaining key personnel;
●	challenges in retaining and obtaining customers, suppliers and other commercial relationships;
●	difficulties in managing the expanded operations of a larger and more complex company; and
●	potential unknown liabilities, adverse consequences and unforeseen increased expenses associated with the Merger.

Many of these factors are outside of DISH Network’s and EchoStar’s control and any one of them could result in lower revenues, higher costs and diversion of management time and energy, which could materially impact the business, financial condition and results of operations of EchoStar after the Merger. In addition, even if the operations of the companies are integrated successfully, the full benefits of the Merger may not be realized, including, among others, the synergies, cost savings or sales or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame or at all. All of these factors could negatively impact the price of the EchoStar Class A Common Stock following the Merger. As a result, it cannot be assured that the combination of the two companies will result in the realization of the full benefits expected from the Merger within the anticipated time frames, or at all.

The market price for shares of EchoStar Class A Common Stock after the completion of the Merger may be affected by factors different from, or in addition to, those that historically have affected or currently affect the market prices of shares of DISH Network Class A common stock and EchoStar Class A Common Stock.

Upon consummation of the Merger, holders of DISH Network Class A common stock will become holders of EchoStar Class A Common Stock. The businesses of DISH Network and its subsidiaries are different from those of EchoStar and its subsidiaries. Accordingly, after the consummation of the Merger, the results of operations of each company will be affected by some factors that are different from those currently or historically affecting the results of operations of EchoStar and those currently or historically affecting the results of operations of DISH Network. The results of operations of each company may also be affected by factors different from those that currently affect or have historically affected either company.

Following the Merger, EchoStar will continue to be controlled by one principal stockholder.

DISH Network and EchoStar are each controlled by Mr. Ergen, who also serves as the Chairman of both companies and will continue to serve as the Chairman of EchoStar following the consummation of the Merger. Mr. Ergen beneficially owns approximately 90.3% of the total voting power of DISH Network equity securities, and also beneficially owns approximately 93.4% of the total voting power of EchoStar equity securities.

Pursuant to the Amended Support Agreement, Mr. Ergen and the other Ergen Stockholders have agreed not to vote, or cause or direct to be voted, the shares of DISH Network Class A common stock owned by them, other than with respect to any matter presented to the holders of EchoStar Class A Common Stock on which holders of EchoStar Class B Common Stock are not entitled to vote, for three years following the closing, such that the Ergen Stockholders’ voting power of EchoStar will be approximately 90.4% for such three-year period. Through his beneficial ownership of DISH Network’s and EchoStar’s equity securities, Mr. Ergen has the ability to elect a majority of the directors and to control all other matters requiring the approval of DISH Network or EchoStar stockholders, and will continue to have such ability as to EchoStar following completion of the Merger. As a result of Mr. Ergen’s voting power, DISH Network and EchoStar currently each are, and following the Merger EchoStar will continue to be, a “controlled company” as defined in the NASDAQ listing rules and, therefore, not subject to certain NASDAQ requirements relating to director independence and nomination and board committee composition.

Following the Merger, EchoStar will continue to be controlled by its principal stockholder and it will be difficult for a third party to acquire EchoStar without Mr. Ergen’s approval, even if doing so may be beneficial to stockholders.

In addition, pursuant to the Amended Support Agreement, prior to the Merger closing and at the request of the Ergen Stockholders, EchoStar and the Ergen Stockholders will enter into a registration rights agreement reasonably acceptable to the parties providing for the registration of the Ergen Stockholders’ shares of EchoStar Class A Common Stock or EchoStar Class B Common Stock received as part of the Merger consideration and/or EchoStar Class B Common Stock held by such stockholders immediately prior to the Merger closing.

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our Class A common stock from July 1, 2023 through September 30, 2023:

			Total Number of	Maximum Approximate
	Total		Shares Purchased	Dollar Value of Shares
	Number of	Average	as Part of Publicly	that May Yet be
	Shares	Price Paid	Announced	Purchased Under the
Period	Purchased	per Share	Programs	Programs (1)

	(In thousands, except share data)
July 1, 2023 - July 31, 2023	—	$—	—	$1,000,000
August 1, 2023 - August 31, 2023	—	$—	—	$1,000,000
September 1, 2023 - September 30, 2023	—	$—	—	$1,000,000
Total	—	$—	—	$1,000,000

(1)	On October 20, 2023, our Board of Directors authorized stock repurchases of up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2024. Purchases under our repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors. We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

Item 5.OTHER INFORMATION

10b5-1 Trading Arrangements

None of the Company’s directors or Section 16 officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2023, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6.EXHIBITS

(a)	Exhibits.

2.1*

Amended and Restated Agreement and Plan of Merger, dated as of October 2, 2023, by and among DISH, EchoStar and Merger Sub (incorporated by reference from Exhibit 2.1 of the Current Report on Form 8-K of DISH Network Corporation filed October 3, 2023).**

10.1*

Amended and Restated Support Agreement, dated as of October 2, 2023, by and among DISH, EchoStar and the Ergen Stockholders. (incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K of DISH Network Corporation filed October 3, 2023).**

31.1◻	Section 302 Certification of Chief Executive Officer.

31.2◻	Section 302 Certification of Chief Financial Officer.

32.1◻	Section 906 Certification of Chief Executive Officer.

32.2◻	Section 906 Certification of Chief Financial Officer.

101◻

The following materials from the Quarterly Report on Form 10-Q of DISH Network for the quarter ended September 30, 2023 filed on November 6, 2023, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

104◻	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document).

◻ Filed herewith.

* Incorporated by reference.

**

Schedules, annexes and/or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K.  DISH Network hereby undertakes to furnish supplemental copies of any of the omitted schedules, annexes and/or exhibits upon request by the SEC; provided, that DISH Network may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for any schedules so furnished.

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

Date: November 6, 2023