Form 10-K
period 2023-12-31
DISH Network CORP
filed 2024-03-29
CIK 1001082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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

Securities registered pursuant to Section 12(b) of the Act:None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (Note: The registrant is a voluntary filer of reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.) Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻

Non-accelerated filer ⌧	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2023, the aggregate market value of Class A common stock held by non-affiliates of the registrant was $1.6 billion based upon the closing price of the Class A Common Stock as reported on the Nasdaq Global Select Market as of the close of business on the last trading day of the month. As a result of the merger with EchoStar Corporation effective December 31, 2023, all of the outstanding shares of the registrant are held by EchoStar.

As of March 11, 2024, the registrant’s outstanding common stock consisted of 1,000 shares of common stock, $0 par value per share.

The registrant meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this Annual Report on Form 10-K with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated into this Form 10-K by reference: None

*This item has been omitted pursuant to the reduced disclosure format as set forth in General Instructions (I) (2) (a) and (c) of Form 10-K.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Unless otherwise required by the context, in this report, the words “DISH Network,” the “Company,” “we,” “our” and “us” refer to DISH Network Corporation and its subsidiaries, “EchoStar” refers to EchoStar Corporation, our parent company, and its subsidiaries, including us, and “DISH DBS” refers to DISH DBS Corporation, a wholly-owned, indirect subsidiary of DISH Network, and its subsidiaries.

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

SUMMARY OF RISK FACTORS

Risks Related to the Integration

●	Although we expect that the Merger will result in synergies and other benefits, those synergies and benefits may not be realized in the amounts anticipated, or may not be realized within the expected timeframe, or at all, and risks associated with the foregoing may also result from any extended delay in the Integration.

Competition and Economic Risks

●	We face intense and increasing competition from providers of video, broadband and/or wireless services. Changing consumer behavior and new technologies in our Pay-TV and/or Wireless business may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.
●	We face certain risks competing in the wireless services industry and operating a facilities-based wireless services business.
●	Our pay-TV competitors may be able to leverage their relationships with programmers to reduce their programming costs and/or offer exclusive content that will place them at a competitive advantage to us.
●	Through the MNSA and the NSA, we depend on T-Mobile and AT&T to provide network services to our Wireless subscribers. Our failure to effectively manage these relationships, including without limitation, our minimum commitments, any system failure in their wireless networks, interruption in the services provided to us, and/or the termination of the MNSA or the NSA could have a material adverse effect on our business, financial condition and results of operations.
●	We compete with the MNOs whose networks we rely on to provide wireless services to our customers, and they may seek to limit, reduce or terminate our network access to the extent that it becomes competitively advantageous to do so.
●	If we are unable to take advantage of technological developments on a timely basis, or at all, we may experience a decline in demand for our services or face challenges in implementing or evolving our business strategy.

Operational and Service Delivery Risks

●	Any deterioration in our operational performance, subscriber activations and churn rate and subscriber satisfaction could adversely affect our business, financial condition and results of operations.

i

●	We depend on others to provide the programming that we offer to our Pay-TV subscribers and, if we fail to obtain or lose access to certain programming, our Pay-TV subscriber activations and our subscriber churn rate may be negatively impacted.
●	We have limited satellite capacity and any failures or reduced capacity, caused by, among other things, operational and environmental risks, could adversely affect our business, financial condition and results of operations.
●	Extreme weather may result in risk of damage to our infrastructure and therefore our ability to provide services, and may lead to changes in federal, state and foreign government regulation, all of which could materially and adversely affect our business, results of operations and financial condition.
●	We rely on a single vendor or a limited number of vendors to provide certain key products or services to us, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.
●	We depend on independent third parties to solicit orders for our services that represent a meaningful percentage of our total gross new subscriber activations.

Risks Related to our Human Capital

●	We rely on highly skilled personnel for our business, and any inability to hire and retain key personnel or to hire qualified personnel may negatively affect our business, financial condition and results of operations.
●	Our business growth and customer retention strategies rely in part on the work of technically skilled employees.

Risks Related to our Products and Technology

●	Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.
●	We are, and may become, party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.
●	If our products contain defects, we could be subject to significant costs to correct such defects and our product and network service contracts could be delayed or cancelled, which could adversely affect our revenue.

Risks Related to Cybersecurity

●	We have experienced and may experience in the future consistent cyber-attacks and attempts to gain unauthorized access to our systems and any failure or inadequacy of our information technology infrastructure and communications systems or those of third parties that we use in our operations could disrupt or harm our business.
●	The confidentiality, integrity, and availability of our services and products depends on the continuing operation of our information technology and other enabling systems.

Acquisition and Capital Structure Risks

●	We have substantial debt outstanding and may incur additional debt and covenants in our Indentures could limit our ability to undertake certain types of activities and adversely affect our liquidity.
●	We may pursue acquisitions, dispositions, capital expenditures, the development, acquisition and launch of new satellites and other strategic initiatives to complement or expand our business, which may not be successful and we may lose a portion or all of our investment in these acquisitions and transactions.
●	We have made substantial investments to acquire certain wireless spectrum licenses and other related assets, and we may be unable to realize a return on these assets.
●	We will need additional capital, which may not be available on favorable terms, to fund current obligations, continue investing in our business and to finance acquisitions and other strategic transactions.
●	Our parent, EchoStar, is controlled by one principal stockholder, who is also our Chairman.

ii

Risks Related to the Regulation of Our Business

●	Our services depend on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

Other factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption “Risk Factors” in Part I, Item 1A in this Annual Report on Form 10-K, those discussed in “Management’s Narrative Analysis of Results of Operations” herein and those discussed in other documents we file with the SEC. All cautionary statements made or referred to herein should be read as being applicable to all forward-looking statements wherever they appear. Investors should consider the risks and uncertainties described or referred to herein and should not place undue reliance on any forward-looking statements. The forward-looking statements speak only as of the date made, and we expressly disclaim any obligation to update these forward-looking statements.

iii

PART I

Item 1.	BUSINESS

OVERVIEW

DISH Network is a holding company that was organized in 1995 as a corporation under the laws of the State of Nevada. Its subsidiaries, together with DISH Network Corporation, are referred to as “DISH Network,” the “Company,” “we,” “us” and/or “our,” unless otherwise required by the context. DISH Network is a wholly-owned subsidiary of EchoStar Corporation (“EchoStar”), a publicly traded company listed on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “SATS.” Our principal executive offices are located at 9601 South Meridian Boulevard, Englewood, Colorado 80112 and our telephone number is (303) 723-1000. We refer readers of this report to EchoStar’s Annual Report on Form 10-K for the year ended December 31, 2023.

Recent Developments

Merger with EchoStar

On December 31, 2023, EchoStar completed the acquisition of DISH Network pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of October 2, 2023 (the “Amended Merger Agreement”), by and among EchoStar, EAV Corp., a Nevada corporation and its wholly owned subsidiary (“Merger Sub”), and DISH Network, pursuant to which EchoStar acquired DISH Network by means of the merger of Merger Sub with and into DISH Network (the “Merger”), with DISH Network surviving the Merger as EchoStar’s wholly owned subsidiary.

On the terms and subject to the conditions set forth in the Amended Merger Agreement, on December 31, 2023, at 11:59 p.m. ET (the “Effective Time”), each share of DISH Network Class A common stock, par value $0.01 per share (“DISH Network Class A Common Stock”) and DISH Network Class C common stock, par value $0.01 per share (“DISH Network Class C Common Stock”) outstanding immediately prior to the Effective Time, was converted into the right to receive a number of validly issued, fully paid and non-assessable shares of EchoStar Class A common stock, par value $0.001 per share (“EchoStar Class A Common Stock”) equal to 0.350877 (the “Exchange Ratio”). On the terms and subject to the conditions set forth in the Amended Merger Agreement, at the Effective Time, each share of DISH Network Class B common stock, par value $0.01 per share (“DISH Network Class B Common Stock” and, together with DISH Network Class A Common Stock and DISH Network Class C Common Stock, “DISH Network Common Stock”), outstanding immediately prior to the Effective Time was converted into the right to receive a number of validly issued, fully paid and non-assessable shares of EchoStar Class B common stock, par value $0.001 per share (the “EchoStar Class B Common Stock” and, together with the EchoStar Class A Common Stock, the “EchoStar Common Stock”), equal to the Exchange Ratio.

Any shares of DISH Network Common Stock that were held in DISH Network’s treasury or held directly by EchoStar or Merger Sub immediately prior to the Effective Time were cancelled and cease to exist and no consideration was paid in respect thereof. All shares of the DISH Network Class A Common Stock were delisted from NASDAQ and deregistered under the Securities Exchange Act of 1934, as amended.

The EchoStar Common Stock issued to the Ergen DISH Stockholders (as defined in the Amended Merger Agreement) as Merger consideration was issued through a private placement exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”). At the Effective Time, each share of DISH Network Class A Common Stock owned by the Ergen DISH Stockholders immediately prior to the Effective Time was converted into the right to receive a number of shares of EchoStar Class A Common Stock equal to the Exchange Ratio, and (b) each share of DISH Network Class B Common Stock owned by the Ergen DISH Stockholders immediately prior to the Effective Time was converted into the right to receive a number of shares of EchoStar Class B Common Stock equal to the Exchange Ratio.

Concurrently with the entry into the Amended Merger Agreement, the Ergen EchoStar Stockholders (as defined in the Amended Merger Agreement), the Ergen DISH Stockholders (collectively, the “Ergen Stockholders”), EchoStar and DISH Network entered into an amended and restated support agreement (the “Amended Support Agreement”).

In connection with the completion of the Merger, and pursuant to the Amended and Restated Support Agreement, on December 31, 2023, EchoStar and the Ergen Stockholders entered into a registration rights agreement (the “Registration Rights Agreement”). The Registration Rights Agreement provides the Ergen Stockholders, and their affiliates who become parties thereto, with certain registration rights relating to the shares of EchoStar Common Stock, which they beneficially own, including (i) the right to demand shelf registration as well as registration on long and short form registration statements and (ii) “piggyback” registration rights to be included in future registered offerings by us of our equity securities, in each case, subject to certain requirements and customary conditions. The Registration Rights Agreement sets forth customary registration procedures, including an agreement by EchoStar to make appropriate officers available to participate in roadshow presentations and cooperate as reasonably requested in connection with any underwritten offerings. EchoStar also agreed to indemnify the Ergen Stockholders and their affiliates with respect to liabilities resulting from untrue statements or omissions in any registration statement used in any such registration, other than untrue statements or omissions based on or contained in information furnished to EchoStar for use in a registration statement by a participating stockholder.

For more information and a copy of the Amended Merger Agreement, the Amended Support Agreement and the Registration Rights Agreement, see the Form 8-K of EchoStar filed on October 3, 2023 and the Form 8-K of EchoStar filed on January 2, 2024.

With the Merger complete, we are currently focused on the process of integrating our and EchoStar’s business in a manner that facilitates synergies, cost savings, growth opportunities and achieves other anticipated benefits (the “Integration”).

Segments

DISH Network Corporation is a holding company. Its subsidiaries operate three primary business segments: (1) Pay-TV; (2) Retail Wireless and (3) 5G Network Deployment.

Pay-TV

We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear and on-demand streaming over-the-top (“OTT”) Internet-based domestic, international, Latino and Freestream video programming services (“SLING TV”). As of December 31, 2023, we had 8.526 million Pay-TV subscribers in the United States, including 6.471 million DISH TV subscribers and 2.055 million SLING TV subscribers.

Retail Wireless

We offer nationwide prepaid and postpaid retail wireless services to subscribers primarily under our Boost Mobile®, Boost postpaid and Gen Mobile® brands (“Retail Wireless” services), as well as a competitive portfolio of wireless devices. Prepaid wireless subscribers generally pay in advance for monthly access to wireless talk, text, and data services. Postpaid wireless subscribers are qualified to pay after receiving wireless talk, text, and data services and may also qualify for financing arrangements for wireless devices.

We are currently operating our Retail Wireless segment primarily as a mobile virtual network operator (“MVNO”) as we continue our 5G Network Deployment and commercialize our 5G Network, as defined below. We are transitioning our Retail Wireless segment to a mobile network operator (“MNO”) as our 5G Network becomes commercially available and we are currently activating subscribers onto our 5G Network in markets where we have reached voice over new radio (“VoNR”). As an MVNO, today we depend on T-Mobile and AT&T to provide us with network services under the amended Master Network Services Agreement (“MNSA”) and Network Services Agreement (the “NSA”), respectively. Under the NSA, we expect AT&T will become our primary network services provider. As of December 31, 2023, we had 7.378 million Wireless subscribers.

5G Network Deployment

We have invested a total of over $30 billion in Wireless spectrum licenses, which includes over $10 billion in initial noncontrolling investments in certain entities. The $30 billion of investments related to Wireless spectrum licenses does not include $9 billion of capitalized interest related to the carrying value of such licenses.  See Note 2 and Note 13 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information. We plan to commercialize our Wireless spectrum licenses through the completion of the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G network (our “5G Network Deployment”). We have committed to deploy a facilities-based 5G broadband network (our “5G Network”) capable of serving increasingly larger portions of the U.S. population at different deadlines, including 20% of the U.S. population by June 2022 and 70% of the U.S. population by June 2023.

On June 14, 2022, we announced we had successfully reached our 20% population coverage requirement. In addition, we announced and certified to the FCC that as of June 14, 2023, we offer 5G broadband service to over 73% of the U.S. population, or more than 246 million Americans nationwide. On September 29, 2023, the FCC confirmed we have met all of our June 14, 2023 band-specific 5G deployment commitments, and two of our three nationwide 5G commitments. The single remaining 5G commitment, that at least 70% of the U.S. population has access to average download speeds equal to 35 Mbps, was confirmed using the drive test methodology agreed to and approved by the FCC and overseen by an independent monitor. We now have the largest commercial deployment of 5G VoNR in the world reaching approximately 200 million Americans and 5G broadband service reaching approximately 250 million Americans.

PAY-TV

Business Strategy – Pay-TV

Our Pay-TV segment business strategy is to be the best provider of video services in the United States by providing products with the best technology, outstanding customer service, and great value. We promote our Pay-TV services by providing our subscribers with a better “price-to-value” relationship and experience than those available from other subscription television service providers. We market our SLING TV services to consumers who do not subscribe to traditional satellite and cable pay-TV services, as well as to current and recent traditional pay-TV subscribers who desire a lower cost alternative.

●	Products with the Best Technology. We offer a wide selection of local and national HD programming and are a technology leader in our industry, offering award-winning DVRs (including our Hopper® whole-home HD DVR), multiple tuner receivers, video on demand and external hard drives. We offer several SLING TV services, including SLING Orange (our single-stream SLING domestic service), SLING Blue (our multi-stream SLING domestic service), International, Latino and Freestream, among others, as well as add-on extras, direct to consumer services, pay-per-view events and a cloud-based DVR service.

●	Outstanding Customer Service. We strive to provide outstanding customer service by, among other things, improving the quality of the initial installation of subscriber equipment, improving the reliability of our equipment, better educating our customers about our products and services, and resolving customer problems promptly and effectively when they arise.

●	Great Value. We have historically been viewed as the low-cost provider in the pay-TV industry in the United States. However, today with DISH TV, we are focused on a message of Service, Value and Technology. We also offer a differentiated customer experience with our award-winning Hopper® platform that integrates voice control powered by Google Assistant, access to apps including Netflix, Prime Video and YouTube, and the ability to watch live, recorded and On Demand content anywhere with the DISH Anywhere mobile application. As another example, our SLING Orange service and our SLING Blue service are two of the lowest priced live-linear online streaming services in the industry.

RETAIL WIRELESS

Business Strategy - Retail Wireless

We offer nationwide prepaid and postpaid Retail Wireless services to subscribers primarily under our Boost Mobile, Boost postpaid and Gen Mobile brands, as well as a competitive portfolio of wireless devices. We offer customers value by providing choice and flexibility in our Retail Wireless services. We offer competitive consumer plans with no annual service contracts. Prepaid wireless subscribers generally pay in advance for monthly access to wireless talk, text, and data services. Postpaid wireless subscribers are qualified to pay after receiving wireless talk, text, and data services, and may also qualify for financing arrangements for wireless devices.

Boost postpaid. In the fourth quarter of 2022, we launched our Boost postpaid wireless service, to a limited number of customers who had signed up for early registration. During 2023, we launched our nationwide expansion of our Boost postpaid wireless service, and at the end of the third quarter of 2023, we began offering the iPhone 15 on our 5G Network and expanded our Boost postpaid offering through a distribution partnership with Amazon.

We are currently operating our Retail Wireless segment primarily as an MVNO as we continue our 5G Network Deployment and commercialize and grow customer traffic on our 5G Network. We are transitioning our Retail Wireless segment to an MNO as our 5G Network becomes commercially available. We are currently activating Boost Mobile and Boost postpaid subscribers with compatible devices onto our 5G Network in markets where we have launched 5G voice services. Within our MVNO operations, today we depend on T-Mobile and AT&T to provide us with network services under the MNSA and NSA, respectively. Under the NSA, we expect AT&T will become our primary network services provider.

Our Retail Wireless business strategy is to expand our current target segments and profitably grow our subscriber base by acquiring and retaining high quality subscribers while we continue our 5G Network Deployment. We intend to acquire high quality subscribers by providing competitive offers, choice and outstanding customer service that better meet those subscribers’ needs and budget.

5G NETWORK DEPLOYMENT

Business Strategy – 5G Network Deployment

We have invested a total of over $30 billion in Wireless spectrum licenses, which includes over $10 billion in initial noncontrolling investments in certain entities. The $30 billion of investments related to Wireless spectrum licenses does not include $9 billion of capitalized interest related to the carrying value of such licenses.  See Note 2 and Note 13 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

We will need to raise additional capital in the future, which may not be available on favorable terms, to fund the efforts described below, as well as, among other things, make any potential Northstar Re-Auction Payment and SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC. There can be no assurance that we will be able to profitably deploy these Wireless spectrum licenses, which may affect the carrying amount of these assets and our future financial condition or results of operations. See Note 13 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

DISH Network Spectrum

We have invested a total of over $30 billion to acquire certain Wireless spectrum licenses. These Wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. Our 5G Network Deployment segment business strategy is to commercialize our Wireless spectrum licenses through the completion of the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G network (our “5G Network Deployment”). We have committed to deploy our 5G Network capable of serving increasingly larger portions of the U.S. population at different deadlines, including 20% of the U.S. population by June 2022 and 70% of the U.S. population by June 2023. If by June 2023, we are offering 5G broadband service to at least 50% of the U.S. population but less than 70% of the U.S. population, the 70% June 2023 deadline will be extended automatically to June 2025; however, as a result, we may, under certain circumstances, potentially be subject to certain penalties. On June 14, 2022, we announced we had successfully reached our 20% population coverage requirement. In addition, we announced and certified to the FCC that as of June 14, 2023, we offer 5G broadband service to over 73% of the U.S. population, or more than 246 million Americans nationwide.

On September 29, 2023, the FCC confirmed we have met all of our June 14, 2023 band-specific 5G deployment commitments, and two of our three nationwide 5G commitments. The single remaining 5G commitment, that at least 70% of the U.S. population has access to average download speeds equal to 35 Mbps, was confirmed using the drive test methodology agreed to and approved by the FCC and overseen by an independent monitor. We now have the largest commercial deployment of 5G VoNR in the world reaching approximately 200 million Americans and 5G broadband service reaching approximately 250 million Americans.

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

We may need to make significant additional investments or partner with others to, among other things, continue our 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as we continue our 5G Network Deployment, we have and may continue to incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure, software and third-party integration. As a result of these investments, among other factors, we plan to raise additional capital, which may not be available on favorable terms. We may also determine that additional wireless spectrum licenses may be required for our 5G Network Deployment and to compete effectively with other wireless service providers. See Note 13 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

DISH Network Noncontrolling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

During 2015, through our wholly-owned subsidiaries American AWS-3 Wireless II L.L.C. (“American II”) and American AWS-3 Wireless III L.L.C. (“American III”), we initially made over $10 billion in certain noncontrolling investments in Northstar Spectrum, LLC (“Northstar Spectrum”), the parent company of Northstar Wireless, L.L.C. (“Northstar Wireless,” and collectively with Northstar Spectrum, the “Northstar Entities”), and in SNR Wireless HoldCo, LLC (“SNR HoldCo”), the parent company of SNR Wireless LicenseCo, LLC (“SNR Wireless,” and collectively with SNR HoldCo, the “SNR Entities”), respectively. On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless and to SNR Wireless, respectively, which are recorded in “Regulatory authorizations, net” on our Consolidated Balance Sheets. Under the applicable accounting guidance in Accounting Standards Codification 810, Consolidation (“ASC 810”), Northstar Spectrum and SNR HoldCo are considered variable interest entities (“VIEs”) and, based on the characteristics of the structure of these entities and in accordance with the applicable accounting guidance, we consolidate these entities into our financial statements. On October 12, 2023, the FCC consented to the sale of Northstar Manager, LLC’s (“Northstar Manager”) ownership interests in Northstar Spectrum, which we purchased for a total of approximately $109 million. This purchase resulted in the elimination of all of our redeemable noncontrolling interest as it related to Northstar Spectrum as of the purchase date and we continue to consolidate the Northstar Entities as wholly-owned subsidiaries. Subsequent to December 31, 2023, the FCC consented to the sale of SNR Wireless Management, LLC’s (“SNR Management”) ownership interests in SNR HoldCo, which was purchased by our parent’s direct wholly-owned subsidiary EchoStar SNR HoldCo L.L.C. for a total of approximately $442 million on February 16, 2024. This purchase resulted in the conversion of our outstanding redeemable noncontrolling interest as it relates to SNR HoldCo to noncontrolling interest, which is now held by our parent, EchoStar, as of the purchase date. See Note 2 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

WEBSITE ACCESS

As a result of the merger, we are no longer subject to the informational requirements of Section 13(a) or 15(d) of the Exchange Act and accordingly voluntarily file with the SEC.  Our SEC filings may be accessed free of charge through the website of our parent, EchoStar, as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC. The address of that website is https://ir.echostar.com/.

Item 1A. RISK FACTORS

The risks and uncertainties described below are not the only ones facing us. If any of the following events occur or evolve in a way different than expected, our business, financial condition and/or results of operations could be materially and adversely affected.

Risks Related to the Integration

Although we expect that the Merger will result in synergies and other benefits, those synergies and benefits may not be realized in the amounts anticipated, or may not be realized within the anticipated timeframe, or at all, and risks associated with the foregoing may also result from any extended delay in the Integration of the companies.

Our ability to realize the anticipated benefits of the Merger will depend, to a large extent, on our ability to integrate EchoStar’s and our business in a manner that facilitates growth opportunities and achieves the anticipated benefits. In addition, some of the anticipated synergies are not expected to occur for a significant time period following the completion of the Merger and will require substantial capital expenditures to achieve. There can be no guarantee we will achieve any of these benefits on the anticipated timeframe or at all.

The combination of two separate companies is complex, costly and time-consuming and may require significant management attention and resources which may divert attention from our business and operations. The failure to meet the challenges involved in combining the two companies and to realize the anticipated benefits of the Merger could, among other things, cause an interruption of, or a loss of momentum in, our activities and could adversely affect our results of operations. The overall combination of the two companies may also result in, among other things, material unanticipated problems, expenses, liabilities, competitive responses and loss of customer and other business relationships. The difficulties of combining our operations include, among others:

●	diversion of management and employee attention to Integration matters;
●	difficulties in integrating operations and systems, including, but not limited to, communications systems, administrative and information technology infrastructure, financial reporting and internal control systems;
●	challenges in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures between the two companies;
●	difficulties in integrating employees and teams of the respective businesses and attracting and retaining key personnel;
●	challenges in retaining and obtaining customers, suppliers and other commercial relationships;
●	difficulties in managing the expanded operations of a larger and more complex company; and
●	potential unknown liabilities, adverse consequences and unforeseen increased expenses associated with the Integration.

Many of these factors are outside of our control and any of them could result in lower revenues, higher costs and diversion of management time and energy, which could materially impact our business, financial condition and results of operations. In addition, even if the operations of the companies are integrated successfully, the full benefits of the Merger may not be realized, including, among others, the synergies, cost savings or sales or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame or at all. As a result, it cannot be assured that the Integration will result in the realization of the full benefits expected from the Merger within the anticipated time frames, or at all.

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

We face increasing competition from content providers and other companies who distribute video directly to consumers over the Internet. These content providers and other companies, as well as traditional satellite television providers, cable companies and large telecommunication companies, are rapidly increasing their Internet-based video offerings. See “Item 7. Management’s Narrative Analysis of Results of Operations – Trends in our Pay-TV Segment – Competition” in this Annual Report on Form 10-K for further information.

Mergers and acquisitions, joint ventures and alliances among cable television providers, telecommunications companies, programming providers and others may result in, among other things, greater scale and financial leverage and increase the availability of offerings from providers capable of bundling video, broadband and/or wireless services in competition with our services, and may exacerbate the risks described herein. Such providers may be able to, among other things, utilize their increased leverage over third-party content owners and programmers to withhold online rights from us and reduce the price they pay for programming at the expense of other MVPDs, including us; thwart our ability to compete in the wireless market, by, among other things, refuse to enter into data roaming agreements; underutilize key orbital spectrum resources that could be more efficiently used by us; foreclose or degrade our online video offerings at various points in the broadband pipe; and impose data caps on consumers who access our online video offerings. See “Item 7. Management’s Narrative Analysis of Results of Operations – Trends in our Pay-TV Segment – Programming” in this Annual Report on Form 10-K for further information.

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

In addition, as a result of this increased competitive environment and the maturation of the pay-TV industry, future growth opportunities of our DISH TV business may be limited and our margins may be reduced, which could have a material adverse effect on our business, results of operations and financial condition. Our gross new DISH TV subscriber activations continue to be negatively impacted by stricter subscriber acquisition policies (including, but not limited to, a focus on attaining higher quality subscribers) and increased competitive pressures, including, but not limited to, aggressive marketing, more aggressive retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. In addition, we face increased competitive pressures from content providers and other companies who distribute video directly to consumers over the Internet. These content providers and other companies, as well as traditional satellite television providers, cable companies and large telecommunication companies, are rapidly increasing their Internet-based video offerings and direct-to-consumer exclusive and non-exclusive content. There can be no assurance that our gross new DISH TV subscriber activations, net DISH TV subscriber additions, and DISH TV churn rate will not continue to be negatively impacted and that the pace of such negative impact will not accelerate. In the event that our DISH TV subscriber base continues to decline or such decline accelerates, it could have a material adverse effect on our business, results of operations and financial condition.

Changing consumer behavior and new technologies in our Pay-TV business may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.

New technologies, products and services are driving rapid changes in consumer behavior as consumers seek more control over when, where and how they consume content and access communication services. In particular, through technological advancements and with the large increase in the number of consumers with broadband service, a significant amount of video content has become available through online content providers for users to stream and view on their personal computers, televisions, phones, tablets, video game consoles and other devices, in some cases without a fee required to access the content. While our subscribers can use their traditional video subscription to access mobile programming, an increasing number of subscribers are also using mobile devices as the sole means of viewing video, and an increasing number of non-traditional video providers is developing content and technologies to satisfy that demand. For example, these technological advancements, changes in consumer behavior, and the increasing number of choices available to consumers regarding the means by which consumers obtain video content may cause DISH TV subscribers to disconnect our services (“cord cutting”), downgrade to smaller, less expensive programming packages (“cord shaving”) or elect to purchase through online content providers a certain portion of the services that they would have historically purchased from us. These technological advancements and changes in consumer behavior and/or our failure to effectively anticipate or adapt to such changes, could reduce our gross new Pay-TV subscriber activations and increase our subscriber churn rate and could have a material adverse effect on our business, results of operations and financial condition.

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

As a result of certain acquisitions, we have entered the retail wireless business. We have made substantial investments to acquire certain wireless spectrum licenses. We plan to commercialize our Wireless spectrum licenses through the completion of our 5G Network Deployment. A Wireless services business presents certain risks. Any of the following risks, among others, may have a material adverse effect on our future business, results of operations and financial condition.

●	The wireless services industry is dominated by incumbents. We have limited experience in the wireless services industry, which is an industry with increasing subscriber demands for data services that require increasing capital resources to maintain a robust network. The wireless services industry has incumbent and established competitors such as Verizon, AT&T and T-Mobile with substantial market share. These companies have, among other things, greater financial, marketing and other resources than us, and have existing cost and operational advantages that we lack. Market saturation is expected to continue to cause subscriber growth rates in the wireless services industry to moderate in comparison to historical growth rates, leading to increased competition for subscribers. As the industry matures, competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of wireless services. Furthermore, the cost of attracting a new subscriber is generally higher than the cost associated with retaining an existing subscriber. In addition, we face increasing competition from wireless telecommunications providers who offer mobile video offerings or partner with others to create bundled offerings. Wireless mobile video offerings have become more prevalent in the marketplace as wireless telecommunications providers have expanded the fifth generation of wireless communications. As previously noted, mergers and acquisitions, joint ventures and alliances among cable television providers, telecommunications companies, programming providers and others may result in, among other things, greater scale and financial leverage and increase the availability of offerings from providers capable of bundling video, broadband and/or wireless services in competition with our services. Such companies may be able to, among other things, pressure third-party content owners and programmers to withhold online rights from us; utilize their increased leverage over third-party content owners and programmers to reduce the price they pay for programming at the expense of other MVPDs, including us; thwart our ability to compete in the wireless market, by, among other things, refusing to enter into data roaming agreements with us; foreclose or degrade our online video offerings at various points in the broadband pipe; and impose data caps on consumers who access our online video offerings. See “Item 1. Business – Overview – Retail Wireless” and “Item 7. Management’s Narrative Analysis of Results of Operations – Retail Wireless Segment” in this Annual Report on Form 10-K for further information.

●	Our ability to compete effectively in the wireless services industry is dependent on a number of factors. Our ability to compete effectively in the wireless services industry depends on, among other things, our network quality, capacity and coverage; the pricing of our products and services; the quality of subscriber service; our development of new and enhanced products and services; the reach and quality of our sales and distribution channels; our ability to predict and adapt to future changes in technologies and changes in consumer demands; and our capital resources. It also depends on how successfully we anticipate and respond to various competitive factors affecting the industry, including, among others, new technologies and business models, products and services that may be introduced by competitors, changes in consumer preferences, the demand for and usage of data, video and other voice and non-voice services, demographic trends, economic conditions, and discount pricing and other strategies that may be implemented by competitors. It may be difficult for us to differentiate our products and services from other competitors in the industry, which may limit our ability to attract and retain subscribers. Our success also may depend on our ability to access and deploy adequate spectrum, deploy new technologies and offer attractive products and services to subscribers. For example, we may not be able to obtain and offer certain technologies, features or services that are subject to competitor patents or other exclusive arrangements. Our success and financial results also depend on, among other factors, our ability to achieve a lower cost structure in our 5G Network Deployment and commercialization of our network. As we complete our 5G Network Deployment and transition a portion of our business to a MNO from an MVNO, our results of operations and financial performance will depend in part on our ability to offer wireless services more cost effectively than we are able to do so through the use of our current MVNO agreements.

●	We depend on certain third parties to provide us with infrastructure and products and services. We depend on various key suppliers and vendors to provide us, directly or through other suppliers, with infrastructure, equipment and services, such as switch and network equipment, handsets and other devices and equipment that we would need in order to operate a wireless services business and provide products and services to our subscribers. For example, handset and other device suppliers often rely on one vendor for the manufacture and supply of critical components, such as chipsets, used in their devices. If these suppliers or vendors fail to provide equipment or services on a timely basis, or at all or fail to meet performance expectations, we may be unable to provide products and services as and when expected by our subscribers. Any difficulties experienced with these suppliers and vendors could result in additional expense and/or delays in operating our Wireless services. Our efforts involve significant expense and require strategic management decisions on, and timely implementation of, among other things, equipment choices, network deployment and management, and service offerings. In addition, these suppliers and vendors may also be subject to litigation with respect to technology on which we depend, including, but not limited to, litigation involving claims of patent infringement. In addition, our 5G Network Deployment utilizes an O-RAN architecture, which is designed to, among other things, incorporate components sourced from various third-party suppliers. Generally, these third-party suppliers do not ensure that their products will integrate with components provided by other third-party suppliers. As a result, we generally serve as the overall system integrator. Failure of these products to, among other things, effectively interoperate with one another could adversely affect our financial performance, including, but not limited to, our ability to complete our 5G Network Deployment on a cost-effective or timely basis or at all.

●	Wireless services and our Wireless spectrum licenses are subject to government regulation. Wireless services and our Wireless spectrum licenses are subject to regulation by the FCC and other federal, state and local, as well as international, governmental authorities. These governmental authorities could adopt regulations or take other actions that would adversely affect our business prospects, making it more difficult and/or expensive to complete our 5G Network Deployment and to further commercialize our Wireless spectrum licenses or acquire additional licenses. The licensing, construction, operation, sale and interconnection arrangements of wireless telecommunications systems are regulated by the FCC and, depending on the jurisdiction, other federal and international, state and local regulatory agencies. In particular, the FCC imposes significant regulation on licensees of wireless spectrum with respect to, among other things, how radio spectrum is used by licensees, the nature of the services that licensees may offer and how the services may be offered, and resolution of issues of interference between spectrum bands. The FCC grants wireless licenses for terms of generally 10-12 years that are subject to renewal or revocation based on certain factors depending on the license including, among others, public interest considerations, level and quality of services and/or operations provided by the licensee, frequency and duration of any interruptions or outages of services and/or operations provided by the licensee, and the extent to which service is provided to, and/or operation is provided in, rural areas and tribal lands.

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

The cost of programming represents the largest percentage of our overall Pay-TV costs. Certain of our competitors own directly, partner with, and/or are affiliated with companies that own programming content that may enable them to obtain lower programming costs or offer exclusive programming that may be attractive to prospective subscribers. Unlike our larger cable and satellite competitors, some of which also provide internet or broadband based pay-TV services, we have not made significant investments in programming providers. In addition, certain programmers have begun offering a greater amount of their content on a direct-to-consumer basis, including, but not limited to, exclusive and non-exclusive content. As a result, it may be more difficult for us to obtain access to such programming networks on nondiscriminatory and fair terms, or at all. See “Item 1. Business – Government Regulations – FCC Regulations Applicable to Our Operations – Cable Act and Program Access” in EchoStar’s Annual Report on Form 10-K for the year ended December 31, 2023 for further information.

Through the MNSA and the NSA, we depend on T-Mobile and AT&T to provide network services to our Wireless subscribers. Our failure to effectively manage these relationships, including without limitation, our minimum commitments, any system failure in their wireless networks, interruption in the services provided to us, and/or the termination of the MNSA or the NSA could have a material adverse effect on our business, financial condition and results of operations.

In July 2021, we entered into the NSA with AT&T to provide us with wireless network services. Under the NSA, we expect AT&T will become our primary network services provider. In addition, under the NSA, we have committed to activate on AT&T a minimum percentage of certain of our Wireless subscribers and to utilize AT&T’s network for a minimum specified percentage of our domestic roaming data usage. We have agreed to pay AT&T at least $5 billion over the course of the 10-year term of the NSA, subject to certain terms and conditions. In 2020 in connection with the Asset Purchase Agreement, we entered into a master network services agreement with T-Mobile to provide us with wireless network services for a period of seven years (the “Prior MNSA”). In June 2022, we and T-Mobile entered into the MNSA, which amended the Prior MNSA. Under the MNSA, we agreed to a minimum purchase commitment to T-Mobile of $3.3 billion over the course of the MNSA, subject to certain terms and conditions.

As a result, failure to meet the minimum commitments to AT&T or T-Mobile could have a material adverse effect on our business, financial condition and results of operations. For example, failure to meet our minimum commitments would result in, among other things, the acceleration of financial commitments and potential termination of the NSA or the MNSA, respectively.

As we continue our 5G Network Deployment, we currently depend on T-Mobile and AT&T to provide us with network services pursuant to the MNSA and the NSA, respectively, to offer Retail Wireless services. We rely on T-Mobile and AT&T to, among other things, maintain their wireless facilities and government authorizations and to comply with government policies and regulations. If T-Mobile or AT&T fails to do so, our subscriber activations and churn rate could be negatively impacted, which in turn could have a material adverse effect on our business, financial condition and results of operations. As a result, failure to manage these relationships, including, but not limited to, effectively activating subscribers on the optimal network, transitioning subscribers to a different network, managing the existing subscriber base and vendor relationships and meeting certain minimum commitments could have a material adverse effect on our business, financial condition and results of operations.

In the event that a termination under the NSA or the MNSA were to occur, our Wireless subscribers may need to obtain a new device, a new SIM card or receive a software update to continue receiving Wireless services from us. These required measures would cause significant disruption to our Wireless subscriber base which could result in, among other things, a significant increase in our churn rate. A termination of either the NSA or the MNSA, respectively, could result in significant financial and operational challenges to mitigate such termination, and there can be no assurances that any attempts to mitigate a termination event would be successful on an acceptable timeframe or at all.

We compete with the MNOs whose networks we rely on to provide wireless services to our customers, and they may seek to limit, reduce or terminate our network access to the extent that it becomes competitively advantageous to do so.

We are able to offer wireless services to our customers through the 5G Network, and through our existing agreements with AT&T and T-Mobile, both of whom are competitors of ours. While our agreements with AT&T and T-Mobile currently have ten and seven-year terms from the date of signing, respectively, to the extent that either network service provider experiences, among other things, network capacity challenges, it is possible that our subscribers could be de-prioritized for access to those networks. Further, AT&T and/or T-Mobile may decide not to renew their agreements with us at acceptable rates, or at all. Any reduction in, or loss of, access to those networks in the future could significantly impact our ability to provide services to our subscribers and in turn have a material adverse effect on our business, financial condition and results of operations.

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

In addition, many network operators that provide consumers with broadband service also provide these consumers with video programming, and these network operators may have an incentive to use their network infrastructure in a manner adverse to our continued growth and success. These risks may be exacerbated to the extent network operators are able to provide preferential treatment to their data, including, for example, by offering wireless subscribers access to owned video content over the Internet without counting against a subscriber’s monthly data caps, which may give an unfair advantage to the network operator’s own video content.

We cannot predict with any certainty the impact to our business that may result from changes in how network operators handle and charge for access to data that travels across their networks.

Economic weakness and uncertainty may adversely affect our ability to grow or maintain our business.

Our ability to grow or maintain our business may be adversely affected by economic weakness and uncertainty, which could result in the following:

●	Fewer subscriber activations and increased subscriber churn rate. We could face fewer subscriber activations and increased subscriber churn rate due to, among other things: (i) certain economic factors that impact consumers, including, among others, inflation, rising interest rates, a potential downturn in the housing market in the United States (including a decline in housing starts) and higher unemployment, which could lead to a lack of consumer confidence and lower discretionary spending; (ii) increased price competition for our products and services; and (iii) the potential loss of independent third-party retailers, who generate a meaningful percentage of our gross new DISH TV and Wireless subscriber activations, because many of them are small businesses that are more susceptible to the negative effects of economic weakness. In particular, our DISH TV churn rate and Wireless churn rate may increase with respect to subscribers who purchase our lower tier programming packages and Retail Wireless services, and who may be more sensitive to economic weakness, including, among others, our pay-in-advance subscribers.
●	Higher subscriber acquisition and retention costs. Our profits may be adversely affected by increased subscriber acquisition and retention costs necessary to attract and retain high-quality subscribers during a period of economic weakness.

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

If we are unable to take advantage of technological developments on a timely basis, or at all, we may experience a decline in demand for our services or face challenges in implementing or evolving our business strategy.

In order to grow and remain competitive, we will need to adapt to changes in available technology, including, but not limited to, artificial intelligence and machine learning, continually invest in our 5G Network Deployment, increase 5G Network capacity, enhance our existing service offerings and introduce new offerings to meet our current and potential subscribers’ changing service demands. Enhancing our 5G Network, including, but not limited to, our ongoing 5G Network Deployment, is subject to risks related to, among other things, equipment choices, network deployment and management, and service offerings. In addition, our 5G Network Deployment utilizes an O-RAN architecture, which is designed to, among other things, incorporate components sourced from various third-party suppliers. Generally, these third-party suppliers do not ensure that their products will integrate with components provided by other third-party suppliers. Therefore, we generally serve as the overall system integrator.

As a result, adopting new and sophisticated technologies may result in implementation issues, such as scheduling and supplier delays, unexpected or increased costs, technological constraints, regulatory permitting issues, actual or perceived subscriber dissatisfaction and other issues that could cause delays in launching new technological capabilities, which in turn could result in significant costs or reduce the anticipated benefits of the upgrades. If our new services fail to retain or gain acceptance in the marketplace or if costs associated with these services are higher than anticipated, this could have a material adverse effect on our operating results.

Operational and Service Delivery Risks

Any deterioration in our operational performance and subscriber satisfaction could adversely affect our business, financial condition and results of operations.

If our operational performance and subscriber satisfaction with respect to our Pay-TV and/or Wireless businesses were to deteriorate, we may experience a decrease in subscriber activations and an increase in our subscriber churn rate, which could have a material adverse effect on our business, financial condition and results of operations. To improve our operational performance, we continue to make investments in staffing, training, information systems and other initiatives, primarily in our call center and in-home service operations and our Retail Wireless business operations. These investments are intended to, among other things, help combat inefficiencies introduced by the increasing complexity of our business, improve subscriber satisfaction, reduce subscriber churn, increase productivity and allow us to scale better over the long run. We cannot, however, be certain that our spending will ultimately be successful in improving our operational performance, and if unsuccessful, we may have to incur higher costs to improve our operational performance. While we believe that such costs will be outweighed by longer-term benefits, there can be no assurance when or if we will realize these benefits at all.

If our subscriber activations decrease, or if our subscriber churn rate, subscriber acquisition costs or retention costs increase, our financial performance will be adversely affected.

We may incur increased costs to acquire new subscribers and retain existing subscribers to some or all of our Pay-TV or Wireless businesses. For example, with respect to our Pay-TV business, our gross new DISH TV subscriber activations, net DISH TV subscriber additions, and DISH TV churn rate continue to be negatively impacted by stricter subscriber acquisition and retention policies for our DISH TV subscribers. Retention costs with respect to our DISH TV services may be driven higher by, among other things, increased upgrades of existing subscribers’ equipment.

Although we expect to continue to incur expenses, such as providing retention credits and other subscriber acquisition and retention expenses, to attract and retain subscribers there can be no assurance that our efforts will generate new subscribers or result in a lower churn rate.

For our Retail Wireless business, we are currently in the process of integrating our Retail Wireless operations and making certain operational changes to enhance profitability. We are working to ensure that certain subscribers we acquire and retain are profitable under our MVNO economics. As an example, certain subscribers that use high amounts of data may be profitable for a MNO but are not profitable under a MVNO. This has caused our net Wireless subscriber additions to be negatively impacted. In addition, as we transition from a MVNO to a MNO, our subscriber acquisition costs may increase due to, among other factors, certain differences between prepaid and postpaid subscribers.

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

Our programming costs represent a significant component of our total expense and we expect these costs to continue to increase on a per subscriber basis. The pay-TV industry has continued to experience an increase in the cost of programming, especially local broadcast channels and sports programming. In addition, certain programming costs are rising at a much faster rate than wages or inflation. These factors may be exacerbated by, among other factors, the increasing trend of consolidation in the media industry, partnerships between companies that offer pay-TV services and programmers and increased direct-to-consumer offerings of both exclusive and non-exclusive content, which may further increase our programming expenses. Our ability to compete successfully will depend, among other things, on our ability to continue to obtain desirable programming and deliver it to our subscribers at competitive prices.

In addition, increases in programming costs cause us to increase the rates that we charge our Pay-TV subscribers, which could in turn cause our existing Pay-TV subscribers to disconnect our service. Therefore, we may be unable to pass increased programming costs on to our subscribers, which could have a material adverse effect on our business, financial condition and results of operations.

We depend on others to provide the programming that we offer to our Pay-TV subscribers and, if we fail to obtain or lose access to certain programming, our Pay-TV subscriber activations and our subscriber churn rate may be negatively impacted.

We depend on certain third parties to provide us with programming services. Our programming agreements have remaining terms ranging from less than one to up to several years and contain various renewal, expiration and/or termination provisions. We may not be able to renew these agreements on acceptable terms or at all, and these agreements may be terminated prior to expiration of their original terms. In addition, our ability to provide services under these agreements and negotiate acceptable terms depends on, among other things, the number of Pay-TV subscribers we have, our actual, perceived or anticipated financial condition and our negotiating power against each programmer, which can vary depending on the size and scale of such programmer.

Negotiations over programming carriage contracts are generally contentious, and certain programmers have, in the past, limited our access to their programming in connection with those negotiations and the scheduled expiration of their programming carriage contracts with us. In recent years, our net Pay-TV subscriber additions have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers. In addition, certain content providers have begun making a greater percentage of their content available as a stand-alone product available direct-to-consumer and acceleration of this trend may result in lower net Pay-TV subscriber additions, higher net Pay-TV subscriber losses and increased DISH TV churn rate.

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

The Copyright Act generally gives satellite companies a statutory copyright license to retransmit local broadcast channels by satellite back into the market from which they originated, subject to obtaining the retransmission consent of local broadcast television stations that do not elect “must carry” status, as required by the Communications Act. If we fail to reach retransmission consent agreements with such broadcasters, we cannot carry their signals. This could have an adverse effect on our strategy to compete with cable and other satellite companies that provide local signals. While we have generally been able to reach retransmission consent agreements with most of these local network stations, from time to time there are stations with which we have not been able to reach an agreement, resulting in the removal of their channels primarily from our DISH TV lineup. There can be no assurance that we will secure these agreements or that we will secure new agreements on acceptable terms, or at all, upon the expiration of our current retransmission consent agreements, some of which are short-term. In recent years, national broadcasters have used their ownership of certain local broadcast stations to require us to carry additional cable programming in exchange for retransmission consent of their local broadcast stations. These requirements may place constraints on available capacity on our satellites for other programming. Furthermore, the rates we are charged for retransmitting local channels have been increasing substantially and may exceed our ability to increase our prices to our subscribers, which could have a material adverse effect on our business, financial condition and results of operations.

We have limited satellite capacity and failures or reduced capacity could adversely affect our business, financial condition and results of operations.

Operation of our Pay-TV business requires that we have adequate satellite transmission capacity for the programming we offer. While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited.

Our ability to earn revenue from our Pay-TV business depends on, among other things, the usefulness of our owned and leased satellites, each of which has a limited useful life. A number of factors affect the useful lives of the satellites, including, among other things, the quality of their construction, the durability of their component parts, the ability to continue to maintain proper orbits and the control over the satellites’ functions, the efficiency of the launch vehicles used, and the remaining on-board fuel following in-orbit insertion. Generally, the minimum design life of each of our owned and leased satellites ranges from 12 to 15 years. We can provide no assurance, however, as to the actual useful lives of any of these satellites. Our operating results could be adversely affected if the useful life of any of our owned or leased satellites was significantly shorter than the minimum design life.

See “Item 1A. Risk Factors – Risks Related to our Satellites” in this Annual Report on Form 10-K for further information.

Extreme weather may result in risk of damage to our infrastructure and therefore our ability to provide services, and may lead to changes in federal, state and foreign government regulation, all of which could materially and adversely affect our business, results of operations and financial condition.

Extreme weather has the potential to directly damage our network facilities and other infrastructure and/or disrupt our ability to build and maintain portions of our network, and could potentially disrupt suppliers’ ability to, among other things, provide the products and services we require to support our operations. Any such disruption could delay our 5G Network Deployment plans, interrupt service for our customers, increase our costs and have a negative effect on our operating results. The potential physical effects of extreme weather, such as storms, floods, fires, freezing conditions, sea-level rise and other adverse weather events, could negatively affect our operations and infrastructure and, as a result, our financial results. Operational impacts resulting from extreme weather, such as, among other things, damage to our network infrastructure, could result in increased costs and loss of revenue. We could be required to incur significant costs to improve the resiliency of our infrastructure and otherwise prepare for, respond to and mitigate such weather events. It is impossible to accurately predict the materiality of any potential losses or costs associated with extreme weather.

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

If our products and services are not competitive, our business could suffer and our financial performance could be negatively impacted. Our products and services may also experience quality problems, including, but not limited to, outages and service slowdowns, from time to time. If the quality of our products and services does not meet our subscribers’ expectations, then our business, and ultimately our reputation, could be negatively impacted.

We rely on a single vendor or a limited number of vendors to provide certain key products or services to us, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.

Historically, we have contracted with and rely on a single vendor or a limited number of vendors to provide certain key products or services to us such as information technology support, billing systems, security access devices, and many components that we provide to subscribers in order to deliver services from our Pay-TV and Wireless businesses. We also rely on a limited number of vendors to supply our wireless devices and wireless network equipment used in connection with our 5G Network Deployment. If these vendors are unable to meet our needs because, among other things, they fail to perform adequately, are no longer in business, are experiencing shortages or supply chain issues or discontinue a certain product or service we need, our business, financial condition and results of operations may be adversely affected.

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

While we offer products and services through direct sales channels, a meaningful percentage of our total gross new subscriber activations are generated through independent third parties such as small retailers, direct marketing groups, local and regional consumer electronics stores, nationwide retailers, and telecommunications companies. Most of our independent third-party retailers are not exclusive to us and some of our independent third-party retailers may favor our competitors’ products and services over ours based on the relative financial arrangements associated with marketing our products and services and those of our competitors. Furthermore, most of these independent third-party retailers are significantly smaller than we are and may be more susceptible to economic weaknesses that make it more difficult for them to operate profitably. From time to time, we may adjust the economic terms of agreements with our independent third-party retailers to, among other things, further align our interests with theirs. It may be difficult to better align our interests with our independent third-party retailers because of their capital and liquidity constraints. In addition, any changes we may make may not result in the intended benefits and, as a result, negatively affect our operating results. Loss of these relationships could have an adverse effect on our subscriber base and certain of our other key operating metrics because we may not be able to develop comparable alternative distribution channels.

Risks Related to our Human Capital

We rely on highly skilled personnel for our business, and any inability to hire and retain key personnel or to hire qualified personnel may negatively affect our business, financial condition and results of operations.

We believe that our future success depends to a significant extent upon the performance of Mr. Charles W. Ergen, our Chairman, and certain other key executives. The loss of Mr. Ergen or certain other key executives, the ability to effectively provide for the succession of our senior management, or the ability of Mr. Ergen or such other key executives to devote sufficient time and effort to our businesses could have a material adverse effect on our business, financial condition and results of operations. Although some of our key executives may have agreements relating to their equity compensation that limit their ability to work for or consult with competitors, we generally do not have employment agreements with them.

In addition, the success of the Integration will depend in part on the retention of personnel critical to our business and operations due to, for example, their technical skills or management expertise. Competition for qualified personnel can be intense and qualified personnel can be in high demand. Current and prospective employees may experience uncertainty about their future role until strategies regarding these employees are announced or executed, which may impair our ability to attract, retain and motivate key management, technical and other personnel following the Merger. If we are unable to attract and retain personnel, including key management, who are critical to the successful Integration and future operations of the companies, we could face, among other risks, disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the Merger.

Our business growth and customer retention strategies rely in part on the work of technically skilled employees.

Our response to technological developments depends, to a significant degree, on the work of technically skilled employees. In addition, we have made and will continue to make significant investments in, among other things, research, development and marketing for new products, services, satellites and related technologies, as well as entry into new business areas. Investments in new technologies, satellites and business areas are inherently dependent on these technically skilled employees as well. Competition for the services of such employees has become more intense as demand for these types of employees grows. We compete with other companies for these employees and although we strive to attract, retain, motivate and manage these employees, we may not succeed in these respects. Additionally, if we were to lose certain key technically skilled employees, the loss of knowledge and intellectual capital might have an adverse impact on our business. Furthermore, we believe that our Wireless business, including, but not limited to, our ability to complete our 5G Network Deployment, is dependent on our ability to identify, hire, develop, motivate and retain a team of highly skilled personnel with knowledge of the wireless industry. Our Wireless business will be adversely affected if we fail to effectively hire, develop, motivate and retain highly skilled personnel with knowledge of the wireless industry.

The success of our business is also dependent on our ability to recruit engineers and other professionals, including those who are citizens of other countries. Immigration laws in the U.S. and other countries in which we operate are subject to legislative and regulatory changes, as well as variations in the standards of application and enforcement due to, among other things, political forces and economic conditions. It is difficult to predict the political and economic events that could affect immigration laws, or the restrictive impact they could have on obtaining or renewing work visas for our professionals. If immigration laws are changed or if new and more restrictive government regulations are enacted or increased, our access to qualified and skilled professionals may be limited.

Risks Related to our Satellites

Our owned and leased satellites in orbit are subject to significant operational and environmental risks that could limit our ability to utilize these satellites.

Satellites are subject to significant operational risks while in orbit. These risks include, but are not limited to, malfunctions, commonly referred to as anomalies, which have occurred and may occur in the future in our satellites and the satellites of other operators. Any single anomaly could materially and adversely affect our ability to utilize the satellite. Anomalies may also reduce, among other things, the expected capacity, commercial operation and/or useful life of a satellite, thereby reducing the revenue that could be generated by that satellite, or create additional expenses due to the need to provide replacement or back-up satellites or satellite capacity earlier than planned and could have a material adverse effect on our business. We may not be able to prevent or mitigate the impacts of anomalies in the future.

Meteoroid events, decommissioned satellites, increased solar activity and other adverse events also pose a potential threat to all in-orbit satellites. We may be required to perform maneuvers to avoid collisions and these maneuvers may prove unsuccessful or could reduce the useful life of the satellite through the expenditure of fuel to perform these maneuvers.

Generally, the minimum design life of each of our satellites is 15 years. We can provide no assurance, however, as to the actual operational lives of our satellites, which may be shorter or longer than their design lives. Our ability to earn revenue depends on the continued operation of our satellites, each of which has a limited useful life.

We generally do not carry in-orbit insurance on our satellites or payloads because we have assessed that the cost of insurance is not economical relative to the risk of failures. If one or more of our in-orbit uninsured satellites or payloads fail, we could be required to record significant impairment charges for the satellite or payload.

Our satellites under construction are subject to risks related to, among other things, construction, technology, regulations and launch that could limit our ability to utilize these satellites, increase costs and adversely affect our business.

Satellite construction and launch are subject to significant risks, including, but not limited to, manufacturing and delivery delays, anomalies, launch failure and incorrect orbital placement. The technologies in our satellite designs are very complex and difficulties in constructing our designs could result in delays in the deployment of our satellites or increased or unanticipated costs. There can be no assurance that the technologies in our existing satellites or in new satellites that we design, acquire and build will work as we expect, will not become obsolete, that we will realize any or all of the anticipated benefits of our satellite designs or our new satellites, and/or that we will obtain all regulatory approvals required to operate our new or acquired satellites on an acceptable timeline or at all. Launch anomalies and failures can result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take significant amounts of time, and to obtain other launch opportunities. Such significant delays have and could in the future materially affect, among other things, our business, our ability to meet regulatory or contractual required milestones, the availability and our use of other or replacement satellite resources and our ability to provide services to customers. In addition, significant delays in a satellite program could give customers who have purchased or reserved capacity on that satellite a right to terminate their service contracts relating to the satellite. We may not be able to accommodate affected customers on other satellites until a replacement satellite is available. In addition, we generally do not carry in-orbit insurance on our satellites or payloads because we have assessed that the cost of insurance is not economical relative to the risk of failures. If we do obtain launch or in-orbit insurance, it may not cover the full cost of constructing and launching or replacing a satellite nor fully cover our losses in the event of a launch failure or significant degradation.

Our use of certain satellites is often dependent on satellite coordination agreements, which may be difficult to obtain.

Satellite operators are required to enter into international spectrum coordination agreements with other affected satellite operators and must be approved by the relevant governments. If a required agreement cannot be concluded, we may have to operate the applicable satellite(s) in a manner that does not cause harmful radio frequency interference with the affected satellite. If we cannot do so, we may have to cease operating such satellite(s) at the affected orbital locations.

We may face interference from other services sharing satellite spectrum.

The FCC and other national, state, local and international regulators have adopted rules or may adopt rules in the future that require us to share spectrum on a basis with other radio services. There can be no assurance that these operations would not interfere with our operations and adversely affect our business. In the event that the FCC and/or another regulator determines that our spectrum interferes with another service, we may be required to, among other things, find or develop a solution. We cannot make any assurance that we will be able to do so on an acceptable timeline or at all, or that such solution will not adversely affect our business.

Risks Related to our Products and Technology

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

Even if we believe any such challenges or claims are without merit, they can be time consuming and costly to defend and divert management’s attention and resources away from our business. Moreover, because of the rapid pace of technological change, we rely on technologies developed by or licensed from third parties, and if we are unable to obtain or continue to obtain licenses from these third parties on reasonable terms or at all, our business, financial condition and results of operations could be adversely affected.

In addition, we work with certain third parties such as vendors, contractors and suppliers for the development and manufacture of components that are integrated into our products and services, and our products and services may contain technologies provided to us by these third parties or other third parties. We may have little or no ability to determine in advance whether any such technology infringes the intellectual property rights of others. Our vendors, contractors and suppliers may not be required to indemnify us if a claim of infringement is asserted against us, license the potential infringing technology from other third parties or they may be required to indemnify us only up to a maximum amount, above which we would be responsible for any further costs or damages.

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

We are, and may become, subject to various legal proceedings and claims which arise in the ordinary course of business, including, among other things, intellectual property disputes. Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that may cover or affect products or services related to those that we offer. In general, if a court determines that one or more of our products or services infringes on intellectual property held by others, we may be required to cease developing or marketing those products or services, to obtain licenses from the holders of the intellectual property at a material cost, or to redesign those products or services in such a way as to avoid infringing the intellectual property. If those intellectual property rights are held by a competitor, we may be unable to obtain the intellectual property at any price, which could adversely affect our competitive position. See “Item 1. Business – Patents and Other Intellectual Property” in EchoStar’s Annual Report on Form 10-K for the year ended December 31, 2023 for further information. We may not be aware of all intellectual property rights that our services or the products used in connection with our services may potentially infringe. In addition, patent applications in the United States are confidential until the Patent and Trademark Office either publishes the application or issues a patent (whichever arises first). Therefore, it is difficult to evaluate the extent to which our services or the products used in connection with our services may infringe claims contained in pending patent applications. Furthermore, it is sometimes not possible to determine definitively whether a claim of infringement is valid.

If our products contain defects, we could be subject to significant costs to correct such defects and our product and network service contracts could be delayed or cancelled, which could adversely affect our revenue.

Our products and networks we deploy are highly complex, and some may contain defects when first introduced or when new versions or enhancements are released, despite testing and our quality control procedures. Defects may also occur in components and products that we purchase from third parties. In addition, many of our products and network services are designed to interface with our customers’ existing networks, each of which has different specifications and utilizes multiple protocol standards. Our products and services must interoperate with the other products and services within our customers’ networks, as well as with future products and services that might be added to these networks, to meet our customers’ requirements. There can be no assurance that we will be able to detect and fix all defects in the products and networks we sell, in a timely manner or at all. The occurrence of, and failure to remedy, any defects, errors or failures in our products or network services could materially affect our business.

Risks Related to Cybersecurity

Any failure or inadequacy of our information technology infrastructure and communications systems or those of third parties that we use in our operations, including, without limitation, those caused by cyber-attacks or other malicious activities, could disrupt or harm our business.

The capacity, reliability and security of our information technology hardware and software infrastructure (including, but not limited to, our billing systems) and communications systems, or those of third parties that we use in our operations, are important to the operation of our business, which has in the past and would in the future suffer in the event of system failures or cyber-attacks. Likewise, our ability to expand and update our information technology infrastructure in response to, among other things, our growth and changing needs is important to the continued implementation of our new service offering initiatives. Our inability to expand or upgrade our technology infrastructure could have adverse consequences, which could include, among other things, the delayed implementation of new service offerings, service or billing interruptions, and the diversion of management and developmental resources.

We rely on certain third parties for developing key components of our information technology and communications systems and ongoing service, all of which affect our Pay-TV and Wireless businesses. Some of our key systems and operations, including, but not limited to, those supplied by certain third-party providers, are not fully redundant, and our disaster recovery planning cannot account for all eventualities. Interruption and/or failure of any of these systems could, among other things, disrupt our operations, interrupt our services, result in significant financial expenditures and damage our reputation, thus adversely impacting our ability to provide our services, retain our current subscribers and attract new Pay-TV and Wireless subscribers and complete our 5G Network Deployment.

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

For example, certain parties may attempt to fraudulently induce employees or subscribers into disclosing usernames, passwords or other sensitive information, which may in turn be used to access our information technology systems. In addition, third-party providers of some of our key systems may also experience interruptions to their information technology hardware and software infrastructure and communications systems that could adversely impact us and over which we may have limited or no control. We may obtain certain confidential, proprietary and personal information about our subscribers, personnel and vendors, and may provide this information to third parties in connection with our business. If one or more of such interruptions or failures occur to us or our third-party providers, it potentially could jeopardize such information and other information processed and stored in, and transmitted through, our or our third-party providers’ information technology hardware and software infrastructure and communications systems, or otherwise cause interruptions or malfunctions in our operations, which could result in, among other things, lawsuits, government claims, investigations or proceedings, significant losses or reputational damage. Due to the fast-moving pace of technology, it may be difficult to detect, contain and remediate every such event on an acceptable timeline or at all.

Our 5G Network Deployment utilizes an O-RAN architecture, which is designed to, among other things, incorporate components sourced from various third-party suppliers. Generally, these third-party suppliers do not ensure that their products will integrate with components provided by other third-party suppliers. As a result, we generally serve as the overall system integrator. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to financial losses. In addition, this may divert management’s attention and resources away from our business, and therefore adversely affect our business. Furthermore, the amount and scope of insurance we maintain may not cover all expenses related to such activities or all types of claims that may arise.

As a result of the increasing awareness concerning the importance of safeguarding personal information, the potential misuse of such information and legislation that has been adopted or is being considered regarding the protection, privacy and security of personal information, the potential liability associated with information-related risks is increasing, particularly for businesses like ours that handle personal subscriber data. The occurrence of any network or information system related events or security breaches could have a material adverse effect on, among other things, our reputation, business, financial condition and results of operations. Significant incidents could result in a disruption of our operations, subscriber dissatisfaction, damage to our reputation or a loss of subscribers and revenues.

We have experienced and may experience in the future cyber-attacks and other attempts to gain unauthorized access to our systems on a consistent basis.

We have experienced and may experience in the future security issues, whether due to, among other things, insider error or malfeasance or system errors or vulnerabilities in our or our third parties’ systems, which could result in, among other things, substantial legal and financial exposure, government inquiries and enforcement actions, litigation, diversion of management time and attention from our existing businesses and unfavorable media coverage. We may be unable to anticipate or detect attacks or vulnerabilities or implement adequate preventative measures on an acceptable timeframe or at all. Attacks and security issues could also compromise trade secrets and other sensitive information. In February 2023, we disclosed that our systems were subject to a cyber-security incident that compromised certain data. During the first quarter of 2023, we incurred certain cyber-security- related expenses, including, but not limited to, costs to remediate the incident and provide additional customer support. Subsequent to the first quarter of 2023, we have not incurred material expenses resulting from the cyber-security incident and do not expect to incur material expenses in future periods.

We are subject to persistent cyber-security incidents and threats to our networks and systems. Although we take protective measures designed to secure our information technology systems and endeavor to modify such protective measures as circumstances warrant, our information technology hardware and software infrastructure and communications systems, or those of third parties that we use in our operations, may be vulnerable to a variety of interruptions, including, without limitation, natural disasters, terrorist attacks, telecommunications failures, cyber-attacks and other malicious activities such as unauthorized access, physical or electronic break-ins, misuse, computer viruses or other malicious code, computer denial of service attacks and other events that could disrupt or harm our business. The protective measures we take may not be sufficient for all eventualities and may themselves be vulnerable to hacking, malfeasance, system error, or other irregularities. For example, certain parties may attempt to fraudulently induce employees or subscribers into disclosing usernames, passwords or other sensitive information, which may in turn be used to access our information technology systems.

The confidentiality, integrity, and availability of our services and products depends on the continuing operation of our information technology and other enabling systems.

Our systems are vulnerable to damage, intrusion, or disruption from, among other things, criminal and/or terrorist attacks, telecommunications failures, computer viruses, ransomware attacks, digital denial of service attacks, phishing, and/or other attempts to injure or maliciously access our systems. Some of our systems are not fully redundant, and disaster recovery planning cannot account for all possibilities. In addition, our products and services are highly technical and complex and may contain errors or vulnerabilities, which could result in interruptions in or failure of our services or systems. Failure to respond, mitigate and/or remedy any cyber-attack or other information technology failure on a timely basis or at all, could materially affect our business.

Our ongoing investments in security will likely continue to identify new vulnerabilities within our services and products.

In addition to our efforts to, among other things, mitigate cyber-attacks and improve our products and services, we are making significant investments to assure that our products are resistant to compromise. As a result of these efforts, we could discover new vulnerabilities within our products and systems that would be undesirable for our users and customers. We have discovered and remediated, and may discover new vulnerabilities due to the scale of activities on our platforms, and may not be able to mitigate or fix such vulnerabilities on acceptable timeframes or at all, due to other factors, including, but not limited to, issues outside of our control such as natural disasters/climate change such as sea level rise, drought, flooding, wildfires, increased storm severity, pandemics like COVID-19 and power loss, and we may be notified of such vulnerabilities via third parties. Any of the foregoing developments may, among other things, negatively affect user and customer trust, harm our reputation and brands, and adversely affect our business and financial results.

Any such developments may also subject us to litigation and regulatory inquiries, which could result in monetary penalties and damages, distract management’s time and attention, and lead to enhanced regulatory oversight.

Acquisition and Capital Structure Risks

We have substantial debt outstanding and may incur additional debt.

As of December 31, 2023, our total long-term debt and finance lease obligations (including current portion) outstanding, including the debt of our subsidiaries, was $21.220 billion. Our debt levels could have significant consequences, including, but not limited to;

●	making it more difficult to satisfy our obligations;
●	a dilutive effect on our future earnings;
●	increasing our vulnerability to general adverse economic conditions, including, but not limited to, changes in interest rates;
●	requiring us to devote a substantial portion of our cash to make interest and principal payments on our debt, thereby reducing the amount of cash available for other purposes. As a result, we would have limited financial and operating flexibility to changing economic and competitive conditions;
●	limiting our ability to raise additional debt because it may be more difficult for us to obtain debt financing on attractive terms or at all; and
●	placing us at a disadvantage compared to our competitors that are less leveraged.

In addition, we will incur additional debt in the future. The terms of the indentures relating to our senior notes, senior secured notes and our Convertible Notes permit us to incur additional debt. If new debt is added to our current debt levels, the risks we now face could intensify.

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

There is no assurance that the FCC will find our 5G Network Deployment sufficient to meet the build-out requirements to which our Wireless spectrum licenses are subject. Failure to comply with FCC build-out requirements and/or renewal requirements in a given license area could result in, among other things, revocation of the license for that license area. The revocation of a material portion of our Wireless spectrum licenses would have a significant material adverse effect on our 5G Network Deployment and our future business, results of operations and financial condition.

We will need to raise additional capital in the future, which may not be available on favorable terms, to fund the efforts described above, as well as, among other things, make any potential Northstar Re-Auction Payment and SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC. There can be no assurance that we will be able to profitably deploy these Wireless spectrum licenses, which may affect the carrying amount of these assets and our future financial condition or results of operations.

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

We may pursue acquisitions, dispositions, capital expenditures, the development, acquisition and launch of new satellites and other strategic initiatives to complement or expand our business, which may not be successful and we may lose a portion or all of our investment in these acquisitions and transactions.

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

We may be unable to obtain in the anticipated time frame, or at all, any regulatory approvals required to complete proposed acquisitions and other strategic transactions. Furthermore, the conditions imposed for obtaining any necessary approvals could delay the completion of such transactions for a significant period of time or prevent them from occurring at all. We may not be able to complete such transactions, and such transactions, if executed, pose significant risks and could have a negative effect on our operations. Any transactions that we are able to identify and complete may involve a number of risks, including, but not limited to:

●	the risks associated with developing and constructing new satellites;
●	the diversion of management’s attention from our existing business onto a strategic initiative;
●	the possible adverse effects on our and our targets’ and partners’ business, financial condition or operating results during the Integration process;
●	the high degree of risk inherent in these transactions, which could become substantial over time, and higher exposure to significant financial losses if the underlying ventures are not successful on an acceptable timeline or at all;
●	the possible inability to achieve the intended objectives of the transaction; and
●	the risks associated with complying with contractual provisions and regulations applicable to the acquired business, which may cause us to incur substantial expenses; and
●	the disruption of relationships with employees, vendors or customers.

In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage our newly acquired operations or employees on an acceptable timeline or at all. We may not be able to maintain uniform standards, controls, procedures and policies, and this may lead to, among other things, operational inefficiencies. In addition, the Integration process may strain our financial and managerial controls and reporting systems and procedures.

New acquisitions, joint ventures and other transactions may require the commitment of significant capital that would otherwise be directed to investments in our existing business. To pursue acquisitions and other strategic transactions, we may need to raise additional capital in the future, which may not be available on favorable terms, or at all.

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

We will need additional capital, which may not be available on favorable terms to fund current obligations, to continue investing in our business and to finance acquisitions and other strategic transactions.

We do not currently have the necessary cash on hand and/or projected future cash flows to fund the November 2024 debt maturity. To address our capital needs, we are in active discussions with funding sources to raise additional capital and refinance our outstanding debt. We cannot provide assurances that we will be successful in obtaining such new financing and/or refinancing the existing debt obligations necessary for us to have sufficient liquidity. If we are not successful in these endeavors, then capital expenditures to meet future FCC build out requirements and wireless customer growth initiatives will be adversely affected.

Adverse changes in the credit markets including, but not limited to, rising interest rates and macro-economic conditions, could increase our borrowing costs and/or make it more difficult for us to obtain financing for our operations or for us to refinance existing indebtedness on favorable terms.

Continued rising interest rates could increase our cost of capital and require us to devote a higher percentage of our cash flow to interest payments, which could have a material adverse effect on our financial results.

In addition, economic weakness, weak results of operations or other factors may limit our ability to, among other things, generate sufficient internal cash to fund investments, capital expenditures, acquisitions and other strategic transactions, as well as to fund ongoing operations and service our debt. We may be unable to generate cash flows from operating activities sufficient to pay the principal, premium, if any, and interest on our debt and other obligations. If we are unable to service our debt and other obligations from cash flows from operating activities, we may need to refinance or restructure all or a portion of such obligations prior to maturity.

Any refinancing or restructuring could have a material adverse effect on our business, results of operations and/or financial condition. In addition, we cannot guarantee that any refinancing or restructuring would sufficiently meet any debt or other obligations then due. If we do not pay interest or otherwise fulfill our debt obligations when due, our business, cash flows, results of operations and financial condition would be materially adversely impacted. In addition, the going concern qualification issued by our auditors could adversely impact investors as well as our relationships with employees and suppliers.

Furthermore, our borrowing costs can be affected by short and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on, among other factors, our performance as measured by their credit metrics. A decrease in these ratings would likely increase our cost of borrowing and/or make it more difficult for us to obtain financing.

A severe disruption in the global financial markets could impact some of the financial institutions with which we do business, and such instability could also affect our access to financing. As a result, these conditions could make it difficult for us to accurately forecast and plan future business activities because we may not have access to funding sources necessary for us to pursue organic and strategic business development opportunities.

The conditional conversion features of our Convertible Notes, if triggered, may adversely affect our financial condition.

In the event the conditional conversion features of the Convertible Notes are triggered, holders of the Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless EchoStar elects to satisfy its conversion obligation by delivering solely shares of EchoStar’s Class A common stock, EchoStar would be required to make cash payments to satisfy all or a portion of its conversion obligation based on the conversion rate, which could adversely affect our liquidity.

In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which could result in a material reduction of our net working capital.

The convertible note hedge and warrant transactions that we entered into in connection with the offering of the Convertible Notes due 2026 may affect the value of the Convertible Notes due 2026 and EchoStar’s Class A common stock.

In connection with the offering of the Convertible Notes due 2026, we entered into convertible note hedge transactions with certain option counterparties (each an “option counterparty”). The convertible note hedge transactions are expected generally to reduce the potential dilution to EchoStar upon conversion of the Convertible Notes due 2026 and/or offset any cash payments we are required to make in excess of the principal amount of converted Convertible Notes due 2026, as the case may be. We also entered into warrant transactions with each option counterparty. The warrant transactions could separately have a dilutive effect on EchoStar’s Class A common stock to the extent that the market price per share of its Class A common stock exceeds the strike price of the warrants, unless we elect to settle the warrants in cash. In connection with establishing its initial hedge of the convertible note hedge and warrant transactions, each option counterparty or an affiliate thereof may have entered into various derivative transactions with respect to EchoStar’s Class A common stock concurrently with or shortly after the pricing of the Convertible Notes due 2026.

This activity could increase (or reduce the size of any decrease in) the market price of EchoStar’s Class A common stock or the Convertible Notes due 2026 at that time.  In addition, each option counterparty or an affiliate thereof may modify its hedge position by entering into or unwinding various derivatives with respect to EchoStar’s Class A common stock and/or purchasing or selling EchoStar’s Class A common stock or other securities of EchoStar’s in secondary market transactions prior to the maturity of the Convertible Notes due 2026 (and is likely to do so during any observation period related to a conversion of the Convertible Notes due 2026). This activity could also cause or avoid an increase or a decrease in the market price of EchoStar’s Class A common stock or the Convertible Notes due 2026. In addition, if any such convertible note hedge and warrant transactions fail to become effective, each option counterparty may unwind its hedge position with respect to EchoStar’s Class A common stock, which could adversely affect the value of EchoStar’s Class A common stock and the value of the Convertible Notes due 2026.

We are subject to counterparty risk with respect to the convertible note hedge transactions.

Each option counterparty to the convertible note hedge transactions is a financial institution, and we will be subject to the risk that it might default under the convertible note hedge transaction. Our exposure to the credit risk of an option counterparty will not be secured by any collateral.  Global economic conditions have from time to time resulted in the actual or perceived failure or financial difficulties of many financial institutions, including, but not limited to, the bankruptcy filing by Lehman Brothers Holdings Inc. and its various affiliates. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with the option counterparty. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in the market price and in the volatility of EchoStar’s Class A common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to EchoStar’s Class A common stock. We can provide no assurances as to the financial stability or viability of any option counterparty.

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

Covenants in our and our subsidiaries’ Indentures restrict our business in many ways.

There are restrictive covenants in our and our subsidiaries’ Indentures that restrict us and our subsidiaries (as applicable), under certain circumstances, from taking certain actions such as, among other things:

●	incur additional debt;
●	allow to exist certain restrictions on certain subsidiaries’ ability to pay dividends, make distributions, make other payments or transfer assets;
●	restrict our ability to make investments or make other payments in respect of our other indebtedness;
●	limit our ability to incur indebtedness that is senior to, equal or subordinate to certain Indebtedness, or to engage in certain sale/leaseback transactions;
●	enter into certain transactions with affiliates;
●	merge or consolidate with another company;
●	restrict our ability to repurchase or prepay any other of our securities or other indebtedness; and
●	restrict our ability to enter into highly leveraged transactions.

Our ability to, among other things, recapitalize, incur additional debt, secure existing or future debt or take a number of other actions may be limited by the terms of the our Indentures, business and tax considerations and legal restrictions, including, but not limited to, repurchasing indebtedness or paying dividends, and could have the effect of diminishing our ability to make payments on our outstanding Indebtedness when due.

Our parent, EchoStar, is controlled by one principal stockholder who is also our Chairman.

Charles W. Ergen, our and EchoStar’s Chairman, beneficially owns approximately 54% of EchoStar’s total equity securities (assuming conversion of the Class B common stock beneficially owned by Mr. Ergen into Class A common stock and giving effect to the exercise of options held by Mr. Ergen that are either currently exercisable as of, or may become exercisable within 60 days after, February 27, 2023) and beneficially owns approximately 91.4% of the total voting power of all classes of EchoStar’s shares (assuming no conversion of any Class B common stock and giving effect to the exercise of options held by Mr. Ergen that are either currently exercisable as of, or may become exercisable within 60 days after, February 27, 2023).  Through his beneficial ownership of EchoStar’s equity securities, Mr. Ergen has the ability to elect a majority of EchoStar’s directors and to control all other matters requiring the approval of its stockholders.  As a result of Mr. Ergen’s voting power, EchoStar is a “controlled company” as defined in the NASDAQ listing rules and, therefore, is not subject to NASDAQ requirements that would otherwise require EchoStar to have (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of EchoStar’s executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; (iv) a compensation committee charter which provides the compensation committee with the authority and funding to retain compensation consultants and other advisors; and/or (v) director nominees selected, or recommended for EchoStar’s Board of Directors selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.

Risks Related to the Regulation of Our Business

Our services depend on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

If the FCC were to cancel, revoke, suspend, restrict, significantly condition, or fail to renew any of our licenses or authorizations, or fail to grant our applications for FCC licenses that we may file from time to time, it could have a material adverse effect on our business, financial condition and results of operations. As an example, a loss of a frequency authorization would reduce the amount of spectrum available to us, potentially reducing the amount of DISH TV and/or Wireless offerings available to our DISH TV and/or Wireless subscribers. The materiality of such a loss of authorizations would vary based upon, among other things, the location of the frequency used, or the availability of replacement spectrum. In addition, Congress and other Administrative and Regulatory agencies often consider and enact legislation that affects us and FCC proceedings to implement the Communications Act and enforce its regulations are ongoing. We cannot predict the outcomes of these legislative or regulatory proceedings or their effect on our business.

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

There can be no assurances that our Wireless spectrum licenses will be renewed. Failure to comply with FCC build-out requirements in a given license area may result in acceleration of other build-out requirements or in the modification, cancellation, or non-renewal of licenses. See Note 13 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

Discontinuation, amendment or repeal of ACP, or replacement of ACP with one having different eligibility requirements and/or funding levels could negatively impact, among other things, our net Wireless subscriber activations, which may impact our decision to continue to participate in the program.  We cannot predict whether or when any future changes to the ACP may occur, or whether or to what extent those changes may affect our operations or impose additional costs on our business. In addition, the timing of any changes or modifications to ACP could affect our operations and results of operations. For example, a temporary lapse in funding for ACP, as a result of, among other things, temporary government shutdown, could, among other things, result in lower net Wireless subscriber activations, even if ACP is ultimately fully funded and approved.

In particular, reduced government funding for benefits programs such as ACP would result in a reduction in reimbursements to us.  Amendments to or repeal of ACP in whole or in part and/or decisions by the FCC could affect us and the manner in which we are reimbursed by such programs, all of which could materially and adversely affect our business, results of operations and financial condition. Following the FCC’s announcement, ACP stopped accepting new applications and enrollments on February 7, 2024. Barring congressional action to fund ACP, funding may run out as soon as April 2024.

The risk of non-compliance with laws and regulations, including, but not limited to, the risk of changes to laws and regulations, could adversely affect our business.

Our business is regulated by numerous governmental agencies and other regulatory bodies, both domestically and internationally.  Violations of these laws and regulations could result in fines or penalties or other sanctions which could have a material adverse impact on our business. Additionally, our ability to operate and grow our business depends on laws and regulations that govern the frequency bands and/or orbital locations we operate in or may operate in in the future.

These laws and regulations are subject to the administrative and political process and do change from time to time. Our business could suffer a material adverse impact if laws and regulations change and we are not able to adapt to these changes efficiently.

If our internal controls are not effective, our business, EchoStar’s stock price and investor confidence in our financial results may be adversely affected.

We periodically evaluate and test our internal control over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. Our management has concluded that our internal control over financial reporting was effective as of December 31, 2023. We depend on our third-party vendors’ internal controls and rely on these controls when evaluating the effectiveness of our internal controls. If in the future we are unable to report that our internal control over financial reporting is effective, investors, subscribers and business partners could lose confidence in the accuracy of our financial reports, which could in turn have a material adverse effect on our business.

We may face other risks described from time to time in periodic and current reports we file with the SEC.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C.	CYBERSECURITY

We recognize the importance of assessing, identifying, reviewing and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational and legal risks including intellectual property theft or loss, fraud, extortion, harm to employees or customers and violation of data privacy or security laws. Our framework is informed in part by the National Institute of Standards and Technology (NIST) Cybersecurity Framework, although this does not imply that we meet all technical standards, specifications or requirements under NIST.

We have an enterprise-wide information security program designed to identify, protect against, detect, respond to, and recover from cybersecurity risks, threats and events. Our cyber risk management system contributes significantly to the overall resilience and integrity of our business by, among other things, integrating the risk identification process in all major company initiatives and deployment processes, implementing a unified approach to managing both digital and traditional business risks, making continuous improvements and regularly reporting to management and EchoStar’s Board of Directors as a whole to ensure accountability.

We regularly assess risks from cybersecurity and technology threats and monitor our information systems for potential vulnerabilities. We and certain third parties conduct regular reviews and tests of our information security program and also leverage, among other things, audits, tabletop exercises, penetration and vulnerability testing, red team exercises, simulations and other exercises to evaluate the effectiveness of our information security program and improve our security measures and planning. In addition, we evaluate third-party risks and perform third-party risk management to assess, identify and mitigate risks from third parties such as vendors, suppliers and other business partners.

We have experienced cyber-attacks or other malicious activities that disrupted our business in the past. Any future failure or disruption of our information technology infrastructure and communications systems or those of third parties that we use in our operations could harm our business in the future. On February 23, 2023, we experienced a network outage that affected its internal servers and IT telephony. We immediately activated our incident response and business continuity plans designed to contain, remediate and recover from the situation. We engaged the services of certain cyber-security experts and outside advisors to assist in the evaluation of the situation, and once we determined that the outage was due to a cybersecurity incident, we promptly notified appropriate law enforcement authorities. In addition, on February 28, 2023, we further disclosed that certain data had been extracted from the DISH Network IT systems.

After investigation and discussions with certain third parties, we determined that our customer databases were not accessed, however, we confirmed that certain employee-related records as well as a limited number of other records containing certain personal information were among the data extracted. We took steps to protect the affected records, received confirmation that the extracted data was deleted and notified individuals whose data was extracted.

The DISH TV, SLING TV and Retail Wireless services, along with our wireless and data networks remained operational at all times during the incident. As of March 31, 2023, all significant systems had been restored. We have no reason to believe that this cybersecurity incident has not been concluded.

We describe whether and how risks from identified cybersecurity threats, including, but not limited to, as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition included as part of our risk factor disclosures at Item 1A of this Annual Report on Form 10-K.

The Chief Information Security Officer (“CISO”) leads our information security organization responsible for overseeing our information security program. The CISO has over 25 years of experience in various roles involving information security, including risk management and security leadership. Team members who support our information security program have relevant education, professional certifications and industry experience, including but not limited to, holding similar positions at large technology companies. The team provides regular reports, no less frequently than monthly, to senior management and other relevant teams, including, but not limited to, the Chief Executive Officer (“CEO”), Chief Operating Officer (“COO”), Chief Information Officer (“CIO”) and Chief Legal Officer (“CLO”).

Preparation for and, where possible prevention of cybersecurity incidents involves regular and structured briefings to key management on risk remediation measures that should be taken to decrease, among other things, the likelihood and severability of incidents and to mitigate and manage their effects. The CEO, COO, CIO, CLO and other members of management receive detailed updates on cybersecurity risks on a regular basis, no less frequently than monthly, or when significant risks or incidents are identified. These briefings enable the management team to, among other things, stay informed of the latest threats, assess the effectiveness of current security measures and make timely decisions on strategic security initiatives. In addition, EchoStar’s Board of Directors is regularly briefed, no less frequently than quarterly, on cybersecurity risks as part of its oversight functions and to ensure that cybersecurity practices align with the company’s overall risk management framework and business objectives.

In connection with the Integration, we anticipate that we will continue to evaluate and address as needed our cyber security risk management, policies, structure, strategies and governance to meet our needs.

Item 2. PROPERTIES

The following table sets forth certain information concerning our principal properties related to our business segments as of December 31, 2023.

Leased From
Description/Use/Location	Segment(s) Using Property	Owned	EchoStar	Other Third Party
Corporate headquarters, Englewood, Colorado (1)	All		X
General offices, Littleton, Colorado	Retail Wireless/5G Network Deployment	X
Customer call center, warehouse, service, and remanufacturing center, El Paso, Texas	Pay-TV	X
Data Center, Cheyenne, Wyoming	Pay-TV/5G Network Deployment	X
Digital broadcast operations center, Cheyenne, Wyoming	Pay-TV	X
Digital broadcast operations center, Gilbert, Arizona	Pay-TV	X
Engineering offices and service center, Englewood, Colorado	Pay-TV	X
Warehouse, Denver, Colorado	Pay-TV	X
Warehouse and distribution center, Spartanburg, South Carolina	Pay TV/5G Network Deployment			X
Warehouse and distribution center, Denver, Colorado	Pay TV/5G Network Deployment			X
Warehouse and distribution center, Atlanta, Georgia	Pay TV/5G Network Deployment			X

(1)	See Note 17 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on our Related Party Transactions with our parent, EchoStar.

In addition to the principal properties listed above, we operate numerous facilities for, among other things, our in-home service operations, customer call centers and digital broadcast operations centers strategically located in regions throughout the United States. Furthermore, our Pay-TV segment owns or leases capacity on nine satellites, which are a major component of our DISH TV services. See Note 7 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Item 3. LEGAL PROCEEDINGS

See Note 13 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for information regarding certain legal proceedings in which we are involved.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of March 11, 2024, all 1,000 issued and outstanding shares of our common stock were held by EchoStar. There is currently no established trading market for our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

As a result of the merger with EchoStar effective December 31, 2023, this plan was terminated as all of the outstanding shares of the DISH Network are held by EchoStar.

The following table provides information regarding purchases of our Class A common stock made by us for the period from October 1, 2023 through December 31, 2023.

			Total Number of	Maximum Approximate
	Total		Shares Purchased	Dollar Value of Shares
	Number of	Average	as Part of Publicly	that May Yet be
	Shares	Price Paid	Announced	Purchased Under the
Period	Purchased	per Share	Programs	Programs (1)

	(In thousands, except share data)
October 1, 2023 - October 31, 2023	—	$—	—	$1,000,000
November 1, 2023 - November 30, 2023	—	$—	—	$1,000,000
December 1, 2023 - December 31, 2023	—	$—	—	$1,000,000
Total	—	$—	—	$1,000,000

(1)	DISH Network’s Board of Directors previously authorized stock repurchases of up to $1.0 billion of its outstanding Class A common stock. On October 21, 2023, DISH Network’s Board of Directors extended this authorization to repurchase up to $1.0 billion of its outstanding Class A common stock through and including December 31, 2024. However, this program expired December 31, 2023 as a result of DISH Network’s merger with EchoStar. During the three months ended December 31, 2023, there were no repurchases of DISH Network’s Class A common stock.

Item 6. [Reserved]

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

You should read the following management’s narrative analysis of our financial condition and results of operations together with the audited consolidated financial statements and notes to our financial statements included elsewhere in this Annual Report on Form 10-K. This management’s narrative analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed under the caption “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this Annual Report on Form 10-K and we expressly disclaim any obligation to update any forward-looking statements.

Overview

Recent Developments

Merger with EchoStar

On December 31, 2023, we completed the Merger with EchoStar. On the terms and subject to the conditions set forth in the Amended Merger Agreement, on December 31, 2023 at the Effective Time each share of DISH Network Common Stock outstanding immediately prior to the Effective Time, was converted into the right to receive a number of validly issued, fully paid and non-assessable shares of EchoStar Common Stock equal to the Exchange Ratio. Any shares of DISH Network Common Stock that were held in DISH Network’s treasury or held directly by EchoStar or Merger Sub immediately prior to the Effective Time were cancelled and cease to exist and no consideration was paid in respect thereof. All shares of the DISH Network Class A Common Stock were delisted from NASDAQ and deregistered under the Securities Exchange Act of 1934, as amended.

The EchoStar Common Stock issued to the Ergen DISH Stockholders (as defined in the Amended Merger Agreement) as Merger consideration was issued through a private placement exemption from registration under the Securities Act. At the Effective Time, each share of DISH Network Class A Common Stock owned by the Ergen DISH Stockholders immediately prior to the Effective Time was converted into the right to receive a number of shares of EchoStar Class A Common Stock equal to the Exchange Ratio, and (b) each share of DISH Network Class B Common Stock owned by the Ergen DISH Stockholders immediately prior to the Effective Time was converted into the right to receive a number of shares of EchoStar Class B Common Stock equal to the Exchange Ratio.

Concurrently with the entry into the Amended Merger Agreement, the Ergen Stockholders, EchoStar and DISH Network entered into the Amended Support Agreement.

In connection with the completion of the Merger, on December 31, 2023, EchoStar and the Ergen Stockholders entered into the Registration Rights Agreement. See Note 1 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

For more information and a copy of the Amended Merger Agreement, the Amended Support Agreement and the Registration Rights Agreement, see the Form 8-K of EchoStar filed on October 3, 2023 and the Form 8-K of EchoStar filed on January 2, 2024.

With the Merger complete, we are currently focused on the Integration.

Segments

We currently operate three primary business segments: (1) Pay-TV; (2) Retail Wireless; and (3) 5G Network Deployment.

Our Pay-TV segment business strategy is to be the best provider of video services in the United States by providing products with the best technology, outstanding customer service, and great value. We offer Pay-TV services under the DISH® brand and the SLING® brand. We promote our Pay-TV services by providing our subscribers with a better “price-to-value” relationship and experience than those available from other subscription television service providers. We market our SLING TV services to consumers who do not subscribe to traditional satellite and cable pay-TV services, as well as to current and recent traditional pay-TV subscribers who desire a lower cost alternative.

Our Retail Wireless segment offers Retail Wireless services as well as a competitive portfolio of wireless devices. We offer customers value by providing choice and flexibility in our Retail Wireless services. We offer competitive consumer plans with no annual service contracts. Our Retail Wireless business strategy is to expand our current target segments and profitably grow our subscriber base by acquiring and retaining high quality subscribers while we continue our 5G Network Deployment. We intend to acquire high quality subscribers by providing competitive offers, choice and outstanding customer service that better meet those subscribers’ needs and budget.

We are currently operating our Retail Wireless segment primarily as a MVNO as we continue our 5G Network Deployment and commercialize our 5G Network. We are transitioning our Retail Wireless segment to a MNO as our 5G Network becomes commercially available and we are currently activating subscribers onto our 5G Network in markets where we have reached VoNR. As an MVNO, today we depend on T-Mobile and AT&T to provide us with network services under the MNSA and the NSA, respectively. Under the NSA, we expect AT&T will become our primary network services provider.

Our 5G Network Deployment segment business strategy is to commercialize our Wireless spectrum licenses through the completion of our 5G Network Deployment. We have committed to deploy our 5G Network capable of serving increasingly larger portions of the U.S. population at different deadlines, including 20% of the U.S. population by June 2022 and 70% of the U.S. population by June 2023.  If by June 2023, we are offering 5G broadband service to at least 50% of the U.S. population but less than 70% of the U.S. population, the 70% June 2023 deadline will be extended automatically to June 2025; however, as a result, we may, under certain circumstances, potentially be subject to certain penalties. On June 14, 2022, we announced we had successfully reached our 20% population coverage requirement. In addition, we announced and certified to the FCC that as of June 14, 2023, we offer 5G broadband service to over 73% of the U.S. population, or more than 246 million Americans nationwide. On September 29, 2023, the FCC confirmed we have met all of our June 14, 2023 band-specific 5G deployment commitments, and two of our three nationwide 5G commitments.  The single remaining 5G commitment, that at least 70% of the U.S. population has access to average download speeds equal to 35 Mbps, was confirmed using the drive test methodology agreed to and approved by the FCC and overseen by an independent monitor. We now have the largest commercial deployment of 5G VoNR in the world reaching approximately 200 million Americans and 5G broadband service reaching approximately 250 million Americans.

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

Future Capital Requirements

We expect to fund our future working capital, capital expenditures, other investments, and debt service requirements from cash generated from operations, existing cash, restricted cash, cash equivalents and marketable investment securities balances, and cash generated through raising additional capital. We may need to make significant additional investments to, among other things, continue our 5G Network Deployment and further commercialize, build-out and integrate our Wireless spectrum licenses and related assets. The amount of capital required to fund our future working capital, capital expenditure and other investment needs varies, depending on, among other things, the rate at which we complete our 5G Network Deployment, the purchase of additional wireless spectrum licenses and the rate at which we acquire new subscribers and the cost of subscriber acquisition and retention. Certain of our capital expenditures for 2024 are expected to be driven by the rate of our 5G Network Deployment as well as costs associated with subscriber premises equipment. These expenditures are necessary for our 5G Network Deployment as well as to operate and maintain our DISH TV services. Consequently, we consider them to be non-discretionary.

We used our cash, cash equivalents and marketable investment securities, cash flow from operations and funds from certain strategic transactions, including the sale of our wholly-owned subsidiary which holds the 700 MHz Spectrum to a wholly-owned subsidiary of our parent, EchoStar, on March 12, 2024, to pay the March 2024 debt maturity. We do not currently have the necessary cash, cash equivalents and marketable investment securities and/or projected future cash flows to fund the November 2024 debt maturity. To address our capital needs, we are in active discussions with funding sources to raise additional capital and restructure our outstanding debt.

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

On November 15, 2021 the SNR Put Right was exercised. As of December 31, 2023, the aggregate value of SNR Management’s ownership interest in SNR HoldCo was $438 million, recorded as “Redeemable noncontrolling interests” on our Consolidated Balance Sheets.

Subsequent to December 31, 2023, the FCC consented to the sale of SNR Wireless Management, LLC’s (“SNR Management”) ownership interests in SNR HoldCo, which was purchased by our parent’s direct wholly-owned subsidiary EchoStar SNR HoldCo L.L.C. for a total of approximately $442 million on February 16, 2024. In addition, the remaining balance of $951 million on our 2 3/8% Convertible Notes matured on March 15, 2024 and was paid with our cash, cash equivalents and marketable investment securities, cash flow from operations and funds from certain strategic transactions including the sale of our wholly-owned subsidiary which holds the 700 MHz Spectrum to a wholly-owned subsidiary of our parent, EchoStar, on March 12, 2024. See Note 9 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

We have and expect to continue to incur expenditures in 2024 related to our 5G Network Deployment, including, but not limited to, capital expenditures associated with our 5G Network Deployment and the potential purchase of additional wireless spectrum licenses. The amount of capital required will also depend on, among other things, our available liquidity, the growth of our Retail Wireless segment and the levels of investment necessary to support potential strategic initiatives that may arise from time to time. These factors, including, but not limited to, a reduction in our available future cash flows as a result of our 5G Network Deployment, will require us to raise additional capital in the future, which may not be available on favorable terms.

Volatility in the financial markets has made it more difficult at times for issuers of high-yield indebtedness, such as us, to access capital markets at favorable terms. These developments may have a significant effect on our cost of financing and our liquidity position.

Other Developments

Cyber-Security Incident

On February 23, 2023, we experienced a network outage that affected our internal servers and IT telephony.  We immediately activated our incident response and business continuity plans designed to contain, remediate and recover from the situation.  We engaged the services of certain cyber-security experts and outside advisors to assist in the evaluation of the situation, and once we determined that the outage was due to a cyber-security incident, we promptly notified appropriate law enforcement authorities.

On February 28, 2023, we further disclosed that certain data had been extracted from our IT systems. Our investigation into the extent of the incident is now completed. We determined that our customer databases were not accessed, however, we confirmed that certain employee-related records as well as a limited number of other records containing certain personal information were among the data extracted. We took steps to protect the affected records, received confirmation that the extracted data was deleted and notified individuals whose data was extracted.

Our DISH TV, SLING TV and Retail Wireless services, along with our wireless and data networks remained operational at all times during the incident. As of March 31, 2023, all significant systems had been restored.

During the first quarter of 2023, we incurred substantially all of our cyber-security-related expenses for this matter, including, but not limited to, costs to remediate the incident and provide additional customer support. During the second, third and fourth quarters of 2023, we did not incur additional material expenses resulting from the cyber-security incident and do not expect to incur material expenses in future periods. During the year ended December 31, 2023, we incurred approximately $30 million in cyber-security-related expenses, which are recorded in “Cost of services” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Economic Environment

During 2022 and 2023, we experienced significant inflationary pressures in our commodity and labor costs resulting from the macroeconomic environment in the United States, which has significantly impacted our overall operating results.

Operational Liquidity

We make general investments in property such as, among others, satellites, wireless devices, set-top boxes, information technology and facilities that support our Pay-TV and Retail Wireless segments.  We are also making significant additional investments and may partner with others to, among other things, continue our 5G Network Deployment and further commercialize, build-out and integrate our Wireless spectrum licenses and related assets. Moreover, since we are primarily a subscriber-based company, we also make subscriber-specific investments to acquire new subscribers and retain existing subscribers.  While the general investments may be deferred without impacting the business in the short-term, the subscriber-specific investments are less discretionary.  Our overall objective is to generate sufficient cash flow over the life of each subscriber to provide an adequate return against the upfront investment.  Once the upfront investment has been made for each subscriber, the subsequent cash flow is generally positive, but there can be no assurance that over time we will recoup or earn a return on the upfront investment.

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

Finally, our future cash flow is impacted by, among other things, the rate at which we complete our 5G Network Deployment, incur litigation expense, and any cash flow from financing activities.  We anticipate operating expenditures for our 5G Network Deployment to increase during 2024 as we continue to, among other things, deploy cell sites and communication towers to commercialize our 5G Network. Since we reached our 5G Network Deployment milestone of 70% of the U.S. population, we expect our capital expenditures will decline in the near term. However, as we prepare for our next build-out requirements in 2025, we expect our capital expenditures to increase as we approach this deadline. As a result, our historical cash flow is not necessarily indicative of our future cash flows. As of December 31, 2023, as a result of, among other things, capital expenditures for our 5G Network Deployment, we experienced negative cash flow. We expect that this trend will continue in 2024 and in future periods. In addition, declines in our Pay-TV and Wireless subscriber base and any decrease in subscriber-related margins negatively impact our cash flow, and there can be no assurance that our subscriber declines will not continue.

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

During the year ended December 31, 2023, we repurchased approximately $49 million of our 2 3/8% Convertible Notes due 2024 in open market trades. The remaining balance of approximately $951 million matured and was redeemed on March 15, 2024.

During the year ended December 31, 2023, we repurchased approximately $17 million of our 5 7/8% Senior Notes due 2024 in open market trades. The remaining balance of approximately $1.983 billion matures on November 15, 2024.

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

Selling, general and administrative expenses. “Selling, general and administrative expenses” consists primarily of direct sales costs, advertising and selling costs, third-party commissions related to the acquisition of subscribers and employee-related costs associated with administrative services such as legal, information systems, and accounting and finance. In addition, “Selling, general and administrative expenses” includes costs related to the installation of equipment for our new Pay-TV subscribers and the cost of subsidized sales of Pay-TV equipment for new subscribers.

Impairment of long-lived assets and goodwill. “Impairment of long-lived assets and goodwill” includes our impairment losses related to our property and equipment, regulatory authorizations, goodwill and other intangible assets.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” primarily includes interest expense associated with our long-term debt (net of capitalized interest), prepayment premiums, amortization of debt discounts and debt issuance costs associated with our long-term debt, and interest expense associated with our finance lease obligations.

Other, net. The main components of “Other, net” are gains and losses realized on the sale and/or conversion of marketable and non-marketable investment securities and derivative instruments, impairment of marketable and non-marketable investment securities, unrealized gains and losses from changes in fair value of certain marketable and non-marketable investment securities and derivative instruments, foreign currency transaction gains and losses, and equity in earnings and losses of our affiliates.

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

Wireless average monthly revenue per subscriber (“Wireless ARPU”). We are not aware of any uniform standards for calculating ARPU and believe presentations of ARPU may not be calculated consistently by other companies in the same or similar businesses. We calculate average monthly revenue per Wireless subscriber, or Wireless ARPU, by dividing average monthly Retail Wireless segment “Service revenue” for the period by our average number of Wireless subscribers for the period. The average number of Wireless subscribers is calculated for the period by adding the average number of Wireless subscribers for each month and dividing by the number of months in the period. The average number of Wireless subscribers for each month is calculated by adding the beginning and ending Wireless subscribers for the month and dividing by two.

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

RESULTS OF OPERATIONS – Segments

Business Segments

We currently operate three primary business segments: (1) Pay-TV; (2) Retail Wireless; and (3) 5G Network Deployment. Revenue and operating income (loss) by segment are shown in the table below:

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022.

	For the Years Ended December 31,		Variance
	2023	2022	Amount	%

	(In thousands)
Revenue:
Pay-TV	$11,571,159	$12,505,392	$(934,233)	(7.5)
Retail wireless	3,692,372	4,135,129	(442,757)	(10.7)
5G network deployment	91,928	65,768	26,160	39.8
Eliminations	(60,371)	(26,882)	(33,489)	*
Total revenue	$15,295,088	$16,679,407	$(1,384,319)	(8.3)

Operating income (loss):
Pay-TV	$2,699,810	$2,933,898	$(234,088)	(8.0)
Retail wireless	(643,184)	(77,264)	(565,920)	*
5G network deployment	(1,881,369)	(810,968)	(1,070,401)	*
Total operating income (loss)	$175,257	$2,045,666	$(1,870,409)	(91.4)

* Percentage is not meaningful.

Total revenue. Our consolidated revenue totaled $15.295 billion for the year ended December 31, 2023, a decrease of $1.384 billion or 8.3% compared to the same period in 2022. The net decrease primarily resulted from the decrease in revenue from our Pay-TV and Retail Wireless segments.

Total operating income (loss). Our consolidated operating income totaled $175 million for the year ended December 31, 2023, a decrease of $1.870 billion or 91.4% compared to the same period in 2022. The net decrease primarily resulted from an increase in operating loss from our 5G Network Deployment and Retail Wireless segments and to a lesser extent a decrease in operating income (loss) from our Pay-TV segment. The year ended December 31, 2023 was adversely impacted by impairments of goodwill of: (1) $120 million from our 5G Network Deployment segment; (2) $99 million from our Retail Wireless segment; and (3) $6 million from our Pay-TV segment. See Note 2 to the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Pay-TV Segment

We offer Pay-TV services under the DISH brand and the SLING brand. As of December 31, 2023, we had 8.526 million Pay-TV subscribers in the United States, including 6.471 million DISH TV subscribers and 2.055 million SLING TV subscribers.

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

Our Pay-TV services also face increased competition from programmers and other companies who distribute video directly to consumers over the Internet, as well as traditional satellite television providers, cable companies and large telecommunications companies that are rapidly increasing their Internet-based video offerings and direct-to-consumer exclusive and non-exclusive content. We also face competition from providers of video content, many of which are providers of programming content to us, that distribute content over the Internet including services with live-linear television programming, as well as single programmer offerings and offerings of large libraries of on-demand content, including in certain cases original content. These product offerings include, but are not limited to, Netflix, Hulu, Apple+, Prime Video, YouTube TV, Disney+, ESPN+, Paramount+, Max, STARZ, Peacock, Fubo, Philo and Tubi and certain bundles of these offerings.

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

Programming

Our ability to compete successfully will depend, among other things, on our ability to continue to obtain desirable programming and deliver it to our subscribers at competitive prices. Programming costs represent a large percentage of our “Cost of services” and the largest component of our total expense. We expect these costs to continue to increase due to contractual price increases and the renewal of long-term programming contracts on less favorable pricing terms and certain programming costs are rising at a much faster rate than wages or inflation. In particular, the rates we are charged for retransmitting local broadcast channels have been increasing substantially and may exceed our ability to increase our prices to our subscribers. Our ability to provide services under these agreements and negotiate acceptable terms depends on, among other things, the number of subscribers we have, our actual, perceived or anticipated financial condition and our negotiating power against each programmer, which can vary depending on the size and scale of such programmer. Going forward, our margins may face pressure if we are unable to renew our long-term programming contracts on acceptable pricing and other economic terms or if we are unable to pass these increased programming costs on to our subscribers.

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

Other Developments

Adaptive Bitrate Streaming Patents

Through our subsidiaries, we hold dozens of issued United States and foreign patents that relate to Adaptive Bitrate Streaming.  On September 9, 2022, the chief administrative law judge at the United States International Trade Commission (“ITC”) issued an Initial Determination holding that the video streaming in certain Peloton, NordicTrack and Mirror exercise equipment infringes four of those patents, and recommended that the ITC prevent the importation of the infringing products.  On March 8, 2023, the ITC issued its Final Determination, which affirmed the Initial Determination for three of the four patents in all material aspects, and issued the recommended exclusion and cease and desist orders, which will become effective after a Presidential review period. On February 9, 2023, we entered into a confidential license agreement covering Mirror exercise equipment that resolves our litigation involving those products. On May 1, 2023, we entered into a $75 million license agreement covering Peloton exercise equipment that resolves our litigation involving those products. During the year ended December 31, 2023, we recorded the $75 million license agreement in “Equipment sales and other revenue” on our Consolidated Statements of Operations and Comprehensive Income (Loss). On March 6, 2024, we entered into a license agreement covering NordicTrack exercise equipment that resolves our litigation involving those products.

RESULTS OF OPERATIONS – Pay-TV Segment

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2023	2022	Amount	%

	(In thousands)
Revenue:
Service revenue	$11,385,961	$12,360,601	$(974,640)	(7.9)
Equipment sales and other revenue	185,198	144,791	40,407	27.9
Total revenue	11,571,159	12,505,392	(934,233)	(7.5)

Costs and expenses:
Cost of services	6,977,628	7,423,427	(445,799)	(6.0)
% of Service revenue	61.3%	60.1%
Cost of sales - equipment and other	91,164	97,315	(6,151)	(6.3)
Selling, general and administrative expenses	1,414,808	1,622,281	(207,473)	(12.8)
% of Total revenue	12.2%	13.0%
Depreciation and amortization	381,292	428,471	(47,179)	(11.0)
Impairment of long-lived assets and goodwill	6,457	—	6,457	*
Total costs and expenses	8,871,349	9,571,494	(700,145)	(7.3)

Operating income (loss)	$2,699,810	$2,933,898	$(234,088)	(8.0)

Other data:
Pay-TV subscribers, as of period end (in millions)	8.526	9.750	(1.224)	(12.6)
DISH TV subscribers, as of period end (in millions)	6.471	7.416	(0.945)	(12.7)
SLING TV subscribers, as of period end (in millions)	2.055	2.334	(0.279)	(12.0)
Pay-TV subscriber additions (losses), net (in millions)	(1.224)	(0.957)	(0.267)	(27.9)
DISH TV subscriber additions (losses), net (in millions)	(0.945)	(0.805)	(0.140)	(17.4)
SLING TV subscriber additions (losses), net (in millions)	(0.279)	(0.152)	(0.127)	(83.6)
Pay-TV ARPU	$104.56	$101.20	$3.36	3.3
DISH TV subscriber additions, gross (in millions)	0.464	0.634	(0.170)	(26.8)
DISH TV churn rate	1.69%	1.54%	0.15%	9.7
DISH TV SAC	$1,118	$1,044	$74	7.1
Purchases of property and equipment	$242,736	$131,093	$111,643	85.2
OIBDA	$3,081,102	$3,362,369	$(281,267)	(8.4)

* Percentage is not meaningful.

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 945,000 net DISH TV subscribers during the year ended December 31, 2023 compared to the loss of approximately 805,000 net DISH TV subscribers during the same period in 2022. This increase in net DISH TV subscriber losses primarily resulted from lower gross new DISH TV subscriber activations and a higher DISH TV churn rate.

SLING TV subscribers. We lost approximately 279,000 net SLING TV subscribers during the year ended December 31, 2023 compared to the loss of approximately 152,000 net SLING TV subscribers during the same period in 2022. The increase in net SLING TV subscriber losses were primarily related to lower SLING TV subscriber activations, partially offset by lower SLING TV subscriber disconnects in 2023. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers, many of which are providers of our content and offer football and other seasonal sports programming direct to subscribers on an a la carte basis.

DISH TV subscribers, gross. During the year ended December 31, 2023, we activated approximately 464,000 gross new DISH TV subscribers compared to approximately 634,000 gross new DISH TV subscribers during the same period in 2022, a decrease of 26.8%. This decrease in our gross new DISH TV subscriber activations was primarily related to the lack of demand, shifting consumer behavior, and lower marketing expenditures, as well as increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, and direct-to-consumer offerings by certain of our programmers. Our gross new DISH TV subscriber activations continue to be negatively impacted by an emphasis on acquiring higher quality subscribers.

DISH TV churn rate. Our DISH TV churn rate for the year ended December 31, 2023 was 1.69% compared to 1.54% for the same period in 2022. Our DISH TV churn rate for the year ended December 31, 2023 was briefly elevated due to the cyber-security incident. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, cord cutting, shifting consumer behavior and increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. Our DISH TV churn rate continues to be positively impacted by our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, our ability to control piracy and other forms of fraud, and the level of our retention efforts.

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

Service revenue. “Service revenue” totaled $11.386 billion for the year ended December 31, 2023, a decrease of $975 million or 7.9% compared to the same period in 2022. The decrease in “Service revenue” compared to the same period in 2022 was primarily related to lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU, discussed below.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $185 million for the year ended December 31, 2023, an increase of $40 million or 27.9% compared to the same period in 2022. The increase in “Equipment sales and other revenue” compared to the same period in 2022 was primarily related to a non-recurring $75 million license of our Adaptive Bitrate Streaming patents to Peloton covering certain Peloton products that resolves our litigation involving those products, partially offset by a decrease in equipment sales revenue.

Pay-TV ARPU. Pay-TV ARPU was $104.56 during the year ended December 31, 2023 versus $101.20 during the same period in 2022. The $3.36 or 3.3% increase in Pay-TV ARPU was primarily attributable to the DISH TV and SLING TV programming price increases. The DISH TV and SLING TV programming package price increases were effective in the fourth quarter of 2022 and 2023.

Cost of services. “Cost of services” totaled $6.978 billion during the year ended December 31, 2023, a decrease of $446 million or 6.0% compared to the same period in 2022. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base, partially offset by higher programming costs per subscriber and higher variable and retention costs per subscriber. Programming costs per subscriber increased during the year ended December 31, 2023 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. In addition, variable and retention costs per subscriber increased during the year ended December 31, 2023 due to, among other things, approximately $30 million in cyber-security-related expenses to remediate the incident and provide additional customer support. “Cost of services” represented 61.3% and 60.1% of “Service revenue” during the years ended December 31, 2023 and 2022, respectively.

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

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $1.415 billion during the year ended December 31, 2023, a $207 million or 12.8% decrease compared to the same period in 2022. This change was primarily driven by a decrease in subscriber acquisition costs resulting from lower marketing expenditures and lower gross new DISH TV subscriber activations, and a decrease in personnel costs, partially offset by Merger related costs.

Depreciation and amortization. “Depreciation and amortization” expense totaled $381 million during the year ended December 31, 2023, a $47 million or 11.0% decrease compared to the same period in 2022. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers and the EchoStar XI satellite which became fully depreciated during the second quarter of 2023.

Impairment of long-lived assets and goodwill. “Impairment of long-lived assets and goodwill” totaled $6 million for the year ended December 31, 2023. This impairment represents a noncash impairment charge for goodwill. See Note 2 to the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

DISH TV SAC.  DISH TV SAC was $1,118 during the year ended December 31, 2023 compared to $1,044 during the same period in 2022, an increase of $74 or 7.1%.  This change was primarily attributable to an increase in advertising costs per subscriber, higher installation costs due to an increase in labor and other installation costs, and a lower percentage of remanufactured receivers being activated on new subscriber accounts.

During the years ended December 31, 2023 and 2022, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $54 million and $55 million, respectively.

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

Retail Wireless Segment

We offer nationwide prepaid and postpaid Retail Wireless services to subscribers primarily under our Boost Mobile, Boost postpaid and Gen Mobile brands, as well as a competitive portfolio of wireless devices. Prepaid wireless subscribers generally pay in advance for monthly access to wireless talk, text, and data services. Postpaid wireless subscribers are qualified to pay after receiving wireless talk, text, and data services, and may also qualify for financing arrangements for wireless devices.

Boost postpaid. In the fourth quarter of 2022, we launched our Boost postpaid wireless service, to a limited number of customers who had signed up for early registration. During 2023, we launched our nationwide expansion of our Boost postpaid wireless service, and at the end of the third quarter of 2023, we began offering the iPhone 15 on our 5G Network and expanded our Boost postpaid offering through a distribution partnership with Amazon.

We are currently operating our Retail Wireless segment primarily as an MVNO as we continue our 5G Network Deployment and commercialize and grow customer traffic on our 5G Network. We are transitioning our Retail Wireless segment to an MNO as our 5G Network becomes commercially available. We are currently activating Boost Mobile and Boost postpaid subscribers with compatible devices onto our 5G Network in markets where we have launched 5G voice services. Within our MVNO operations, today we depend on T-Mobile and AT&T to provide us with network services under the MNSA and NSA, respectively. Under the NSA, we expect AT&T will become our primary network services provider.

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

During the second half of 2022, we began the process of migrating subscribers off the Transition Services Agreement (“TSA”) with T-Mobile, including the billing systems, and onto our own billing and operational support systems. The migration of subscribers to our new billing and operational support systems accelerated during the fourth quarter of 2022 and continued in the first and second quarters of 2023. The migration of subscribers during the first and second quarters of 2023 negatively impacted our Wireless churn rate and our results of operations. During the second quarter of 2023, we completed the migration of subscribers off the TSA with T-Mobile and onto our own billing and operational support systems. As of December 31, 2023, we had 7.378 million Wireless subscribers. Currently, we offer Wireless subscribers competitive consumer plans with no annual service contracts and monthly service plans including high-speed data and unlimited talk and text, and financing arrangements for wireless devices for certain qualified subscribers.

ACP Subscribers. A portion of our subscriber base and revenue is comprised of subscribers who receive benefits under ACP. The ACP program is expected to end unless Congress appropriates additional funding. As a result, the FCC has begun taking steps to wind down the ACP and has announced that ACP stopped accepting new applications and enrollments on February 7, 2024. The FCC projects that households enrolled in the ACP will continue to receive the benefit on their service through April 2024. This date is an estimate and may change. Without additional funding from Congress, the FCC anticipates that the current ACP funding is projected to run out in April 2024. Discontinuation, amendment or repeal of ACP, or replacement of ACP with one having different eligibility requirements and/or funding levels could negatively impact, among other things, our net Wireless subscriber activations and results of operations or impose additional costs on our business. If ACP funding is ultimately restored or replaced, there can be no assurance that the timing of the restoration or replacement will not lead to service interruptions and negatively impact, among other things, our net Wireless subscriber activations and results of operations. Generally, ACP subscribers have lower Wireless ARPU than other Wireless subscribers.

Other Developments

We regularly evaluate ways to enhance our business. As part of this process, we are in regular dialogue with interested parties who may assist us in accomplishing our goals, including ongoing conversations with CONX Corp. (an entity partially owned by Charles W. Ergen, our Chairman) regarding a transaction involving our Retail Wireless segment. There can be no assurance that these discussions will lead to a transaction nor as to the structure or terms of any such transaction.

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

Primary competitors to our Retail Wireless segment include, but are not limited to, Metro PCS (owned by T-Mobile), Cricket Wireless (owned by AT&T), Visible (owned by Verizon), Tracfone Wireless (owned by Verizon), and other MVNOs such as Consumer Cellular, Mint Mobile (T-Mobile has reached an agreement to acquire) and Xfinity Mobile.

RESULTS OF OPERATIONS – Retail Wireless Segment

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2023	2022	Amount	%

	(In thousands)
Revenue:
Service revenue	$3,337,240	$3,653,909	$(316,669)	(8.7)
Equipment sales and other revenue	355,132	481,220	(126,088)	(26.2)
Total revenue	3,692,372	4,135,129	(442,757)	(10.7)

Costs and expenses:
Cost of services	2,022,443	2,135,074	(112,631)	(5.3)
% of Service revenue	60.6%	58.4%
Cost of sales - equipment and other	1,133,377	1,193,645	(60,268)	(5.0)
Selling, general and administrative expenses	859,111	705,760	153,351	21.7
% of Total revenue	23.3%	17.1%
Depreciation and amortization	221,968	177,914	44,054	24.8
Impairment of long-lived assets and goodwill	98,657	—	98,657	*
Total costs and expenses	4,335,556	4,212,393	123,163	2.9

Operating income (loss)	$(643,184)	$(77,264)	$(565,920)	*

Other data:
Wireless subscribers, as of period end (in millions) **	7.378	7.983	(0.605)	(7.6)
Wireless subscriber additions, gross (in millions)	2.743	3.418	(0.675)	(19.7)
Wireless subscriber additions (losses), net (in millions) ***	(0.617)	(0.576)	(0.041)	(7.1)
Wireless ARPU	$36.15	$37.72	$(1.57)	(4.2)
Wireless churn rate	4.17%	4.46%	(0.29)%	(6.5)
OIBDA	$(421,216)	$100,650	$(521,866)	*

* Percentage is not meaningful.

**During the second quarter of 2022, we removed approximately 126,000 subscribers from our ending Wireless subscriber count representing Wireless subscribers who did not migrate off the CDMA network prior to the shutdown.  The effect of the removal of the 126,000 Wireless subscribers was excluded from the calculation of our net Wireless subscriber additions/losses and Wireless churn rate.  See “Retail Wireless Segment” for further information on the CDMA shutdown. In addition, during the third quarter of 2022, approximately 139,000 Boost Affiliate Subscribers were transferred to us and are included in our ending Wireless subscriber count and excluded from our gross new Wireless subscriber activations. See “Retail Wireless Segment” for further information on the amended MNSA.

***Includes ACP/Gen Mobile subscribers.

Wireless subscribers. We lost approximately 617,000 net Wireless subscribers during the year ended December 31, 2023 compared to the loss of approximately 576,000 net Wireless subscribers during the same period in 2022. This increase in net Wireless subscriber losses primarily resulted from lower gross new Wireless subscriber activations, partially offset by an increase in net ACP/Gen Mobile subscriber additions and a lower Wireless churn rate.

Wireless subscribers, gross. During the year ended December 31, 2023, we activated approximately 2.743 million gross new Wireless subscribers compared to approximately 3.418 million gross new Wireless subscribers during the same period in 2022, a decrease of 19.7%. This decrease in our gross new Wireless subscriber activations was primarily related to increased competitive pressures, including aggressive competitor marketing, discounted service plans and deeper wireless device subsidies. In addition, our gross new Wireless subscribers for the year ended December 31, 2023 was negatively impacted by our emphasis on acquiring and retaining higher quality subscribers.

Wireless churn rate. Our Wireless churn rate for the year ended December 31, 2023 was 4.17% compared to 4.46% for the same period in 2022. Our Wireless churn rate for the year ended December 31, 2023 was positively impacted by our emphasis on acquiring and retaining higher quality subscribers, partially offset by competitive pressures, including deeper wireless device subsidies. In addition, our Wireless churn rate for the year ended December 31, 2023 was negatively impacted by migrating subscribers off the TSA with T-Mobile and onto our new billing and operational support systems. Furthermore, our Wireless churn rate for the year ended December 31, 2022 was negatively impacted by the shutdown of the CDMA Network.

Service revenue. “Service revenue” totaled $3.337 billion for the year ended December 31, 2023, a decrease of $317 million or 8.7% compared to the same period in 2022. The decrease in “Service revenue” compared to the same period in 2022 was primarily related to a lower average Wireless subscriber base and a decrease in Wireless ARPU, discussed below.

Wireless ARPU. Wireless ARPU was $36.15 during the year ended December 31, 2023 versus $37.72 during the same period in 2022. The $1.57 or 4.2% decrease in Wireless ARPU was primarily attributable to, among other things, a shift in subscriber plan mix to lower priced service plans.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $355 million for the year ended December 31, 2023, a decrease of $126 million or 26.2% compared to the same period in 2022. The decrease in “Equipment sales and other revenue” compared to the same period in 2022 was primarily related to a decrease in units shipped and higher promotional subsidies, partially offset by higher revenue per unit shipped due to unit mix. During the year ended December 31, 2023, we shipped a higher percentage of devices that are compatible with our 5G Network and other devices that have a higher revenue per unit.

Cost of services. “Cost of services” totaled $2.022 billion for the year ended December 31, 2023, a decrease of $113 million or 5.3% compared to the same period in 2022. The decrease in “Cost of services” was primarily attributable to a lower average Wireless subscriber base, partially offset by higher monthly dealer incentive costs. During the year ended December 31, 2023, we realigned our commission structure with current business objectives to acquire higher quality, long-term subscribers, which resulted in elevated costs during the transition period.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $1.133 billion for the year ended December 31, 2023, a decrease of $60 million or 5.0% compared to the same period in 2022. The decrease in “Cost of sales – equipment and other” compared to the same period in 2022 was primarily related to a decrease in units shipped, partially offset by higher costs per unit shipped due to unit mix. During the year ended December 31, 2023, we shipped a higher percentage of devices that are compatible with our 5G Network and other devices that have a higher cost per unit.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $859 million during the year ended December 31, 2023, a $153 million or 21.7% increase compared to the same period in 2022. This change was primarily driven by higher marketing expenditures mainly related to the third quarter of 2023 nationwide expansion of our Boost postpaid wireless service and offering of the iPhone 15 on our 5G Network, partially offset by a decrease in costs to support the Retail Wireless segment. The year ended December 31, 2022 was negatively impacted by costs related to the development of our own billing and operational support systems as we prepared to migrate subscribers off the TSA with T-Mobile.

Impairment of long-lived assets and goodwill. “Impairment of long-lived assets and goodwill” totaled $99 million for the year ended December 31, 2023. This impairment represents a noncash impairment charge for goodwill. See Note 2 to the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

5G Network Deployment Segment

We have invested a total of over $30 billion in Wireless spectrum licenses, which includes over $10 billion in initial noncontrolling investments in certain entities. The $30 billion of investments related to Wireless spectrum licenses does not include $9 billion of capitalized interest related to the carrying value of such licenses.  See Note 2 and Note 13 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

We will need to raise additional capital in the future, which may not be available on favorable terms, to fund the efforts described below, as well as, among other things, make any potential Northstar Re-Auction Payment and SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC. There can be no assurance that we will be able to profitably deploy these Wireless spectrum licenses, which may affect the carrying amount of these assets and our future financial condition or results of operations. See Note 13 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

DISH Network Spectrum

We have invested a total of over $30 billion to acquire certain Wireless spectrum licenses. These Wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. We plan to commercialize our Wireless spectrum licenses through our 5G Network Deployment. We have committed to deploy our 5G Network capable of serving increasingly larger portions of the U.S. population at different deadlines, including 20% of the U.S. population by June 2022 and 70% of the U.S. population by June 2023.  If by June 2023, we are offering 5G broadband service to at least 50% of the U.S. population but less than 70% of the U.S. population, the 70% June 2023 deadline will be extended automatically to June 2025; however, as a result, we may, under certain circumstances, potentially be subject to certain penalties. On June 14, 2022, we announced we had successfully reached our 20% population coverage requirement. In addition, we announced and certified to the FCC that as of June 14, 2023, we offer 5G broadband service to over 73% of the U.S. population, or more than 246 million Americans nationwide. On September 29, 2023, the FCC confirmed we have met all of our June 14, 2023 band-specific 5G deployment commitments, and two of our three nationwide 5G commitments.  The single remaining 5G commitment, that at least 70% of the U.S. population has access to average download speeds equal to 35 Mbps, was confirmed using the drive test methodology agreed to and approved by the FCC and overseen by an independent monitor. We now have the largest commercial deployment of 5G VoNR in the world reaching approximately 200 million Americans, and 5G broadband service reaching approximately 250 million Americans. As a result of us providing 5G broadband service to over 50% of the U.S. population by June 14, 2023, the final build-out deadlines have been extended automatically to June 14, 2025 for us to offer 5G broadband service to at least 70% of the population in each Economic Area for the 700 MHz Licenses and AWS-4 Licenses and at least 75% of the population in each Economic Area for the H Block Licenses.

We may need to make significant additional investments or partner with others to, among other things, continue our 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as we continue our 5G Network Deployment, we have and may continue to incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure, software and third-party integration. As a result of these investments, among other factors, we plan to raise additional capital, which may not be available on favorable terms. We may also determine that additional wireless spectrum licenses may be required for our 5G Network Deployment and to compete effectively with other wireless service providers. See Note 13 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

DISH Network Noncontrolling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

During 2015, through our wholly-owned subsidiaries American AWS-3 Wireless II L.L.C. (“American II”) and American AWS-3 Wireless III L.L.C. (“American III”), we initially made over $10 billion in certain noncontrolling investments in Northstar Spectrum, LLC (“Northstar Spectrum”), the parent company of Northstar Wireless, L.L.C. (“Northstar Wireless,” and collectively with Northstar Spectrum, the “Northstar Entities”), and in SNR Wireless HoldCo, LLC (“SNR HoldCo”), the parent company of SNR Wireless LicenseCo, LLC (“SNR Wireless,” and collectively with SNR HoldCo, the “SNR Entities”), respectively. On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless and to SNR Wireless, respectively, which are recorded in “Regulatory authorizations, net” on our Consolidated Balance Sheets. Under the applicable accounting guidance in Accounting Standards Codification 810, Consolidation (“ASC 810”), Northstar Spectrum and SNR HoldCo are considered VIEs and, based on the characteristics of the structure of these entities and in accordance with the applicable accounting guidance, we consolidate these entities into our financial statements. On October 12, 2023, the FCC consented to the sale of Northstar Manager’s ownership interests in Northstar Spectrum, which we purchased for a total of approximately $109 million. This purchase resulted in the elimination of all of our redeemable noncontrolling interest as it related to Northstar Spectrum as of the purchase date and we continue to consolidate the Northstar Entities as wholly-owned subsidiaries. Subsequent to December 31, 2023, the FCC consented to the sale of SNR Management’s ownership interests in SNR HoldCo, which was purchased by our parent’s direct wholly-owned subsidiary EchoStar SNR HoldCo L.L.C. for a total of approximately $442 million on February 16, 2024. This purchase resulted in the conversion of our outstanding redeemable noncontrolling interest as it relates to SNR HoldCo to noncontrolling interest, which is now held by our parent, EchoStar, as of the purchase date. See Note 2 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

RESULTS OF OPERATIONS – 5G Network Deployment Segment

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2023	2022	Amount	%

	(In thousands)
Revenue:
Equipment sales and other revenue	$91,928	$65,768	$26,160	39.8
Total revenue	91,928	65,768	26,160	39.8

Costs and expenses:
Cost of sales - equipment and other	977,329	521,631	455,698	87.4
Selling, general and administrative expenses	255,380	223,539	31,841	14.2
Depreciation and amortization	620,685	131,566	489,119	*
Impairment of long-lived assets and goodwill	119,903	—	119,903	*
Total costs and expenses	1,973,297	876,736	1,096,561	*

Operating income (loss)	$(1,881,369)	$(810,968)	$(1,070,401)	*

Other data:
Purchases of property and equipment	$2,586,151	$2,596,209	$(10,058)	(0.4)
OIBDA	$(1,260,684)	$(679,402)	$(581,282)	(85.6)

* Percentage is not meaningful.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $977 million during the year ended December 31, 2023, an increase of $456 million compared to the same period in 2022. The increase primarily resulted from an increase in lease expense on communication towers, transport, cloud services, and other costs related to our 5G Network.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $255 million during the year ended December 31, 2023, a $32 million increase compared to the same period in 2022. This change was primarily driven by an increase in costs to support our 5G Network Deployment.

Depreciation and amortization. “Depreciation and amortization” expense totaled $621 million during the year ended December 31, 2023, a $489 million increase compared to the same period in 2022. This change was primarily driven by an increase in depreciation and amortization expense related to 5G Network Deployment assets being placed in service. We expect our depreciation and amortization expense to increase as we continue to place 5G Network Deployment assets into service.

Impairment of long-lived assets and goodwill. “Impairment of long-lived assets and goodwill” totaled $120 million for the year ended December 31, 2023. This impairment represents a noncash impairment charge for goodwill. See Note 2 to the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

OTHER CONSOLIDATED RESULTS

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2023	2022	Amount	%

	(In thousands)
Operating income (loss)	$175,257	$2,045,666	$(1,870,409)	(91.4)

Other income (expense):
Interest income	105,416	42,776	62,640	*
Interest expense, net of amounts capitalized	(38,881)	(22,781)	(16,100)	(70.7)
Other, net	(1,741,876)	1,038,982	(2,780,858)	*
Total other income (expense)	(1,675,341)	1,058,977	(2,734,318)	*

Income (loss) before income taxes	(1,500,084)	3,104,643	(4,604,727)	*
Income tax (provision) benefit, net	371,662	(731,736)	1,103,398	*
Effective tax rate	24.8%	23.6%
Net income (loss)	(1,128,422)	2,372,907	(3,501,329)	*
Less: Net income (loss) attributable to noncontrolling interests, net of tax	83,801	69,674	14,127	20.3
Net income (loss) attributable to DISH Network	$(1,212,223)	$2,303,233	$(3,515,456)	*

* Percentage is not meaningful.

Interest income. “Interest income” totaled $105 million during the year ended December 31, 2023, an increase of $63 million compared to the same period in 2022. This increase primarily resulted from higher percentage returns earned on our cash and marketable investment securities, partially offset by lower average cash and marketable investment securities balances during the year ended December 31, 2023.

Other, net. “Other, net” expense totaled $1.742 billion during the year ended December 31, 2023, compared to income of $1.039 billion during the same period in 2022. This change primarily resulted from a loss of approximately $1.793 billion (including the $100 million prepayment previously made to T-Mobile) as the probability weighted fair value of our option to purchase certain of T-Mobile’s 800 MHz spectrum licenses was reduced to zero compared to a $1.015 billion increase during the year ended December 31, 2022. In addition, the year ended December 31, 2023 was negatively impacted by a $22 million net decrease in gains on marketable and non-marketable investment securities. Furthermore, the year ended December 31, 2023 was positively impacted by $73 million in gains from the repurchases of our 3 3/8% Convertible Notes due 2026 (the “Convertible Notes due 2026”), our 2 3/8% Convertible Notes due 2024 (the “Convertible Notes due 2024”) and 0% Convertible Notes due 2025 (the “Convertible Notes due 2025,” and collectively with the Convertible Notes due 2026 and the Convertible Notes due 2024, the “Convertible Notes”) and our 5 7/8% Senior Notes due 2024. See Note 5 and 9 in the Notes to our Consolidated Financial Statements for further information.

Income tax (provision) benefit, net. Our income tax benefit was $372 million during the year ended December 31, 2023 compared to a provision of $732 million during the same period in 2022. The change was primarily related to a decrease in “Income (loss) before income taxes,” partially offset by an increase in our effective tax rate.

Non-GAAP Performance Measures and Reconciliation

It is management’s intent to provide non-GAAP financial information to enhance the understanding of our financial information in accordance with accounting principles generally accepted in the United States (“GAAP”), and it should be considered by the reader in addition to, but not instead of, the financial statements prepared in accordance with GAAP. Each non-GAAP financial measure is presented along with the corresponding GAAP measure so as not to imply that more emphasis should be placed on the non-GAAP measure. We believe that providing these non-GAAP measures in addition to the GAAP measures allows management, investors and other users of our financial information to more fully and accurately assess both consolidated and segment performance. The non-GAAP financial information presented may be determined or calculated differently by other companies and may not be directly comparable to that of other companies.

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

	For the Years Ended December 31,
	2023	2022

	(In thousands)
Net income (loss) attributable to DISH Network	$(1,212,223)	$2,303,233
Interest, net	(66,535)	(19,995)
Income tax provision (benefit), net	(371,662)	731,736
Depreciation and amortization	1,181,921	717,073
Consolidated EBITDA	$(468,499)	$3,732,047

The changes in Consolidated EBITDA during the year ended December 31, 2023, compared to the same period in 2022, were primarily a result of the factors described in connection with operating revenues and operating expenses, including the impact from changes in the probability weighted fair value of our option to purchase certain of T-Mobile’s 800 MHz spectrum licenses resulting in a loss of approximately $1.793 billion (including the $100 million prepayment previously made to T-Mobile) and the “Impairment of long-lived assets and goodwill” of $225 million.

Segment OIBDA

Segment OIBDA, which is presented below, is a non-GAAP measure and does not purport to be an alternative to operating income (loss) as a measure of operating performance.  We believe this measure is useful to management, investors and other users of our financial information in evaluating operating profitability of our business segments on a more variable cost basis as it excludes the depreciation and amortization expenses related primarily to capital expenditures and acquisitions for those business segments, as well as in evaluating operating performance in relation to our competitors. Segment OIBDA is calculated by adding back depreciation and amortization expense to business segments operating income (loss).  See Note 14 to the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

For the Year Ended December 31, 2023	Pay-TV	Retail Wireless	5G Network Deployment	Eliminations	Consolidated

	(In thousands)
Segment operating income (loss)	$2,699,810	$(643,184)	$(1,881,369)	$—	$175,257
Depreciation and amortization	381,292	221,968	620,685	(42,024)	1,181,921
OIBDA	$3,081,102	$(421,216)	$(1,260,684)	$(42,024)	$1,357,178

For the Year Ended December 31, 2022

Segment operating income (loss)	$2,933,898	$(77,264)	$(810,968)	$—	$2,045,666
Depreciation and amortization	428,471	177,914	131,566	(20,878)	717,073
OIBDA	$3,362,369	$100,650	$(679,402)	$(20,878)	$2,762,739

The changes in OIBDA during the year ended December 31, 2023, compared to the same period in 2022, were primarily a result of the factors described in connection with operating revenues and operating expenses and the “Impairment of long-lived assets and goodwill” of: (1) $120 million from our 5G Network Deployment segment; (2) $99 million from our Retail Wireless segment; and (3) $6 million from our Pay-TV segment.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks Associated with Financial Instruments

Our investments and debt are exposed to market risks, discussed below.

Cash, Cash Equivalents and Current Marketable Investment Securities

As of December 31, 2023, our cash, cash equivalents and current marketable investment securities had a fair value of $382 million. Of that amount, a total of $374 million was invested in: (a) cash; (b) money market funds; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, continue investing in our business, pursue acquisitions and other strategic transactions, fund ongoing operations, repay debt obligations and expand our business. Consequently, the size of this portfolio can fluctuate significantly as cash is received and used in our business for these or other purposes. The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would affect the fair value of our cash, cash equivalents and current marketable investment securities portfolio; however, we normally hold these investments to maturity. Based on our December 31, 2023 current non-strategic investment portfolio of $374 million, a hypothetical 10% change in average interest rates would not have a material impact on the fair value due to the limited duration of our investments.

Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the year ended December 31, 2023 of 5.0%. A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature. A hypothetical 10% decrease in average interest rates during 2023 would result in a decrease of approximately $10 million in annual interest income.

Strategic Marketable Investment Securities

As of December 31, 2023, we held investments in the publicly traded securities of several companies with a fair value of $8 million. These investments, which are held for strategic and financial purposes, are concentrated in a small number of companies, are highly speculative and have historically experienced, and continue to experience volatility. The fair value of these investments are subject to significant fluctuations in fair value and can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries and other factors. In general, our strategic marketable investment securities portfolio is not significantly impacted by interest rate fluctuations as it currently consists primarily of equity securities, the value of which is more closely related to factors specific to the underlying business. A hypothetical 10% adverse change in the market price of our public strategic equity investments during 2023 would have resulted in a decrease of $1 million in the fair value of these investments.

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of December 31, 2023, we had $109 million of restricted cash and marketable investment securities invested in: (a) cash; (b) money market funds; (c) debt instruments of the United States Government and its agencies; and/or (d) instruments with similar risk, duration and credit quality characteristics to commercial paper. Based on our December 31, 2023 investment portfolio, a hypothetical 10% increase in average interest rates would not have a material impact on the fair value of our restricted cash and marketable investment securities.

Long-Term Debt

As of December 31, 2023, we had long-term debt of $21.163 billion, excluding finance lease obligations and unamortized deferred financing costs and debt discounts, on our Consolidated Balance Sheets. We estimated the fair value of this debt to be approximately $16.540 billion using quoted market prices. The fair value of our debt is affected by fluctuations in interest rates. A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $648 million. To the extent interest rates increase, our future costs of financing would increase at the time of any future financings. As of December 31, 2023, all of our long-term debt consisted of fixed rate indebtedness.

Derivative Financial Instruments

From time to time, we invest in speculative financial instruments, including derivatives. As of December 31, 2023, we did not hold any material derivative financial instruments other than the option to purchase certain T-Mobile’s 800 MHz spectrum licenses under the Spectrum Purchase Agreement and certain contracts written on the equity of EchoStar. See Note 5 and Note 9 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Item 9B. OTHER INFORMATION

10b5-1 Trading Arrangements

None of the Company’s directors or Section 16 officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2023, as such terms are defined under Item 408(a) of Regulation S-K. As a result of the Merger, DISH Network’s stock is no longer traded and all the Company’s directors or Section 16 officers’ 10b5-1 Trading plans were terminated in accordance with the terms and conditions of such plans.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Appointment of Independent Registered Public Accounting Firm

Appointment of Independent Registered Public Accounting Firm for 2023. KPMG LLP served as our independent registered public accounting firm for the fiscal year ended December 31, 2023.

DISH Network’s Board of Directors, in its discretion, may direct the appointment of a different independent registered public accounting firm at any time during the year if the Board of Directors believes that a change would be in its best interests.

Fees Paid to KPMG LLP for 2023 and 2022

The following table presents fees for the aggregate professional audit services rendered by KPMG LLP for the audit of our annual financial statements for the years ended December 31, 2023 and 2022, and fees billed for other services rendered by KPMG LLP to us during those periods.

	For the Years Ended December 31,
	2023	2022
Audit Fees (1)	$5,774,758	$4,300,000
Audit-Related Fees	742,603	945,000
Tax Compliance Fees	452,061	413,195
All Other Fees (2)	115,000	133,161
Total Fees	$7,084,422	$5,791,356

(1)	Consists of fees paid by us for the audit of our consolidated financial statements included in our Annual Reports on Form 10-K, review of our unaudited financial statements included in our Quarterly Reports on Form 10-Q and fees in connection with the audit of our internal control over financial reporting.
(2)	Consists of fees for services related to review of contract compliance.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

DISH Network’s Board of Directors delegated to DISH Network’s Audit Committee the responsibility for appointing, setting compensation, retaining, and overseeing the work of its independent registered public accounting firm until December 31, 2023. Effective with the closing of the merger, this responsibility was delegated to EchoStar’s Audit Committee. EchoStar’s Audit Committee has established a process regarding pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm.

Requests are submitted to the Audit Committee of EchoStar in one of the following ways:

●	Request for approval of services at a meeting of the Audit Committee; or
●	Request for approval of services by members of the Audit Committee acting by written consent.

The request may be made with respect to either specific services or a type of service for predictable or recurring services. 100% of the fees paid to KPMG LLP for services rendered in 2023 and 2022 were pre-approved by DISH Network’s Audit Committee.

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

2.3*

Amended and Restated Agreement and Plan of Merger, dated as of October 2, 2023, by and among EchoStar Corporation, DISH Network Corporation and EAV Corp. (incorporated by reference from Exhibit 2.1 to EchoStar’s Current Report on Form 8-K filed on October 3, 2023).*

3.1*	Amended and Restated Articles of Incorporation of DISH Network Corporation (incorporated by reference from Exhibit 3.1 to DISH Network’s Current Report on Form 8-K filed on January 2, 2024).

3.2*	Amended and Restated Bylaws of DISH Network Corporation (incorporated by reference from Exhibit 3.2 to DISH Network’s Current Report on Form 8-K filed on January 2, 2024).

4.1*

Indenture, relating to the 5 7/8% Senior Notes due 2024, dated as of November 20, 2014 among DISH DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed November 21, 2014).

4.2*

Indenture, relating to the 7 3/4% Senior Notes due 2026, dated as of June 13, 2016, among DISH DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed June 13, 2016).

4.3*

Indenture, relating to the 3 3/8% Convertible Notes due 2026, dated as of August 8, 2016, by and between DISH Network Corporation and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed August 8, 2016).

4.4*

Indenture, relating to the 2 3/8% Convertible Notes due 2024, dated as of March 17, 2017, by and between DISH Network Corporation and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8 K of DISH Network Corporation filed March 20, 2017).

4.5*	Supplemental Indenture relating to the 5 7/8% Senior Notes due 2024 (incorporated by reference from Exhibit 4.15 to the Annual Report on Form 10-K of DISH DBS Corporation filed March 29, 2018).

4.6*	Supplemental Indenture relating to the 7 3/4% Senior Notes due 2026 (incorporated by reference from Exhibit 4.16 to the Annual Report on Form 10-K of DISH DBS Corporation filed March 29, 2018).

4.7*

Indenture, relating to the 7 3/8% Senior Notes due 2028, dated as of July 1, 2020, among DISH DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed July 1, 2020).

4.8*

Indenture, relating to the 0% Convertible Notes due 2025, dated as of December 21, 2020, by and between DISH Network Corporation and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed December 22, 2020).

4.9*

First Supplemental Indenture, relating to the DISH 3.375% Convertible Notes due 2026, dated as of December 29, 2023, among DISH Network Corporation, EchoStar Corporation and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K of EchoStar Corporation filed January 2, 2024).

4.10*

First Supplemental Indenture, relating to the DISH 2.375% Convertible Notes due 2024, dated as of December 29, 2023, among DISH Network Corporation, EchoStar Corporation and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee (incorporated by reference from Exhibit 4.4 to the Current Report on Form 8-K of EchoStar Corporation filed January 2, 2024).

4.11*

First Supplemental Indenture, relating to the DISH 0% Convertible Notes due 2025, dated as of December 29, 2023, among DISH Network Corporation, EchoStar Corporation and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee (incorporated by reference from Exhibit 4.6 to the Current Report on Form 8-K of EchoStar Corporation filed January 2, 2024).

4.12*

Indenture, relating to the 5 1/8% Senior Notes due 2029, dated as of May 24, 2021 among DISH DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank, National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed May 24, 2021).

4.13*

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

4.14*

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

4.17*

Security Agreement, dated as of November 15, 2022, among the secured guarantors named on the signature pages thereto and U.S. Bank Trust Company, National Association, as collateral agent (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K of DISH Network Corporation filed November 15, 2022).

10.1*	2002 Class B CEO Stock Option Plan (incorporated by reference from Appendix A to DISH Network Corporation’s Definitive Proxy Statement on Schedule 14A dated April 9, 2002). **

10.2*	Nonemployee Director Stock Option Agreement (incorporated by reference to Exhibit 99.6 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005). **

10.3*	DISH Network Corporation 2009 Stock Incentive Plan (incorporated by reference to Appendix A to DISH Network Corporation’s Definitive Proxy Statement on Form 14A filed September 19, 2014). **

10.4*

Amended and Restated DISH Network Corporation 2001 Nonemployee Director Stock Option Plan (incorporated by reference to Appendix B to DISH Network Corporation’s Definitive Proxy Statement on Form 14A filed March 31, 2009). **

10.5*

Amended and Restated DISH Network Corporation 1999 Stock Incentive Plan (incorporated by reference to Appendix C to DISH Network Corporation’s Definitive Proxy Statement on Form 14A filed March 31, 2009). **

10.6*

Guaranty of Certain Obligations to FCC, dated as of October 1, 2015, made by DISH Network Corporation in favor of the Federal Communications Commission (Northstar Wireless) (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K of DISH Network Corporation filed October 2, 2015).

10.7*

Guaranty of Certain Obligations to FCC, dated as of October 1, 2015, made by DISH Network Corporation in favor of the Federal Communications Commission (SNR Wireless) (incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K of DISH Network Corporation filed October 2, 2015).

10.8*	Form of Base/Additional Note Hedge Transaction Confirmation (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K of DISH Network Corporation filed August 8, 2016).

10.9*	Form of Base/Additional Warrant Transaction Confirmation (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K of DISH Network Corporation filed August 8, 2016).

10.10*	Description of the 2017 Long-Term Incentive Plan dated December 2, 2016 (incorporated by reference from the Current Report on Form 8-K of DISH Network Corporation filed December 8, 2016). **

10.11*	Description of the 2019 Long-Term Incentive Plan dated August 17, 2018 (incorporated by reference from the Current Report on Form 8-K of DISH Network Corporation filed August 23, 2018). **

10.12*	Incentive Stock Option Agreement (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation filed November 6, 2020). **

10.13*	Non-Qualified Stock Option Agreement (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation filed November 6, 2020). **

10.14*	Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q of DISH Network Corporation filed November 6, 2020). **

10.15*

Master Network Service Agreement, dated as of July 1, 2020, by and among DISH Network Corporation, DISH Purchasing Corporation, and T-Mobile USA, Inc. (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q of DISH Network Corporation filed November 6, 2020).

10.16*

License Purchase Agreement, dated as of July 1, 2020, by and among DISH Network Corporation and T-Mobile USA, Inc. (incorporated by reference from Exhibit 10.5 to the Quarterly Report on Form 10-Q of DISH Network Corporation filed November 6, 2020).

10.17*

Network Services Agreement, dated as of July 14, 2021, by and among DISH Wireless L.L.C. and AT&T Mobility LLC (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation filed November 4, 2021).***

10.18*

Amended and Restated Support Agreement, dated as of October 2, 2023, by and among DISH Network, EchoStar and the Ergen Stockholders (attached to the prospectus which forms a part of this registration statement as Annex B) (incorporated by reference from Exhibit 10.1 to the Amendment No. 1 on Form S-4 of EchoStar filed on November 6, 2023).

10.19*	Form of Warrant Amendment Letter Agreement (incorporated by reference from Exhibit 4.8 to EchoStar’s Current Report on Form 8-K filed on January 2, 2024).

10.20*	Form of Warrant Guarantee (incorporated by reference from Exhibit 4.9 to EchoStar’s Current Report on Form 8-K filed on January 2, 2024).

10.21*	Form of Note Hedge Amendment Letter Agreement (incorporated by reference from Exhibit 4.11 to EchoStar’s Current Report on Form 8-K filed on January 2, 2024).

21☐	Subsidiaries of DISH Network Corporation.

31.1☐	Section 302 Certification of Chief Executive Officer.

31.2☐	Section 302 Certification of Chief Financial Officer.

32.1☐	Section 906 Certification of Chief Executive Officer.

32.2☐	Section 906 Certification of Chief Financial Officer.

97.1*	Clawback Policy (incorporated by reference from Exhibit 97.1 to the Annual Report on Form 10-K of EchoStar Corporation filed on February 29, 2024).

99.1*	Department of Justice CDMA Letter to Defendants dated July 9, 2021 (incorporated by reference from Exhibit 99.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation filed August 9, 2021).

101☐

The following materials from the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2023, filed on March 29, 2024, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statement of Changes in Stockholder’s Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

104☐	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document).

◻	Filed herewith.

*	Incorporated by reference.

**	Constitutes a management contract or compensatory plan or arrangement.

***	Certain portions of the exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment.

Item 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISH NETWORK CORPORATION

By:	/s/ Paul W. Orban
Paul W. Orban
Executive Vice President and Chief Financial Officer, DISH

Date: March 29, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hamid Akhavan	President, Chief Executive Officer and Director	March 29, 2024
Hamid Akhavan	(Principal Executive Officer)

/s/ Paul W. Orban	Executive Vice President and Chief Financial Officer, DISH	March 29, 2024
Paul W. Orban	(Principal Financial Officer)

/s/ James S. Allen	Senior Vice President and Chief Accounting Officer	March 29, 2024
James S. Allen	(Principal Accounting Officer)

/s/ Charles W. Ergen	Chairman	March 29, 2024
Charles W. Ergen

/s/ Tom A. Ortolf	Director	March 29, 2024
Tom A. Ortolf

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

`

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of Directors
DISH Network Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of DISH Network Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), changes in stockholder’s equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements and supplemental information have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has debt maturing in 2024 and expects to use a substantial amount of cash in the next twelve months. This raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements and supplemental information do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Sufficiency of audit evidence over revenue

As discussed in Note 14 to the consolidated financial statements, the Company reported $15.3 billion in total revenue for the year ended December 31, 2023, which included Pay-TV and Retail Wireless revenue of $11.6 billion and $3.7 billion, respectively. These categories of revenue have multiple revenue streams and certain aspects of the Company’s processes and information technology (IT) systems differ among the revenue streams.

We identified the evaluation of sufficiency of audit evidence over certain revenue streams as a critical audit matter. Specifically, subjective auditor judgment was required to evaluate that revenue data was captured and aggregated throughout these various IT applications. Additionally, IT professionals with specialized skills and knowledge were required to evaluate the nature and extent of evidence obtained over certain revenue streams.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over revenue. For each revenue stream where procedures were performed, we evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s revenue recognition process, including recording of revenue. We also evaluated the design and tested the operating effectiveness of certain general IT and application controls. We involved IT professionals with specialized skills and knowledge, who assisted in testing certain IT applications used by the Company in its revenue recognition processes and the transfer of relevant revenue data between certain systems used in the revenue recognition processes.  For certain revenue streams, we assessed the recorded revenue by comparing total cash received during the year, adjusted for reconciling items, to the revenue recognized.  Such assessment also evaluated the relevance and reliability of reconciling items to underlying documentation, including the changes in accounts receivable and deferred revenue. For other revenue streams, we assessed the recorded amounts by sampling transactions or confirming the price and quantity of items sold with third-party customers. Additionally, for other revenue streams we performed a software-assisted data analysis to test relationships among certain revenue transactions. Through these procedures we then compared the amounts recognized for consistency with underlying documentation, including contracts or payment and transaction support.

We evaluated the sufficiency of audit evidence obtained by assessing the results of the procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Denver, Colorado

March 29, 2024

l4

DISH NETWORK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	As of December 31,
	2023	2022
Assets
Current Assets:
Cash and cash equivalents	$373,641	$1,785,056
Marketable investment securities	8,122	835,983
Trade accounts receivable, net of allowance for credit losses of $53,991 and $44,431, respectively	890,333	953,812
Inventory	497,058	502,373
Prepaids and other assets	572,199	530,806
Other current assets	2,308	2,080
Total current assets	2,343,661	4,610,110

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	108,879	104,614
Property and equipment, net	7,401,947	5,640,119
Regulatory authorizations, net	38,114,249	36,933,073
Other investments, net	168,825	168,200
Operating lease assets	2,934,862	2,687,522
Other noncurrent assets, net	181,118	1,897,815
Intangible assets, net	159,490	565,109
Total noncurrent assets	49,069,370	47,996,452
Total assets	$51,413,031	$52,606,562

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Trade accounts payable	$673,291	$924,438
Deferred revenue and other	638,471	711,474
Accrued programming	1,427,762	1,298,777
Accrued interest	258,603	258,799
Other accrued expenses and liabilities	1,552,610	1,283,570
Current portion of long-term debt and finance lease obligations (Note 9)	3,041,429	1,547,190
Total current liabilities	7,592,166	6,024,248

Long-Term Obligations, Net of Current Portion:
Long-term debt and finance lease obligations, net of current portion (Note 9)	18,178,288	19,801,948
Deferred tax liabilities, net	4,557,262	4,930,135
Operating lease liabilities	2,992,863	2,687,883
Long-term deferred revenue and other long-term liabilities	861,896	753,708
Total long-term obligations, net of current portion	26,590,309	28,173,674
Total liabilities	34,182,475	34,197,922

Commitments and Contingencies (Note 13)

Redeemable noncontrolling interests (Note 2)	438,382	464,359

Stockholder's Equity (Deficit):
Common stock, $0 par value, 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Class A common stock, $0.01 par value, 1,600,000,000 shares authorized, 292,660,308 shares issued and outstanding	—	2,927
Class B common stock, $0.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	—	2,384
Additional paid-in capital	4,916,120	4,851,392
Accumulated other comprehensive income (loss)	(2,676)	(3,029)
Accumulated earnings (deficit)	11,876,627	13,088,850
Total DISH Network stockholder's equity (deficit)	16,790,071	17,942,524
Noncontrolling interests	2,103	1,757
Total stockholder's equity (deficit)	16,792,174	17,944,281
Total liabilities and stockholder's equity (deficit)	$51,413,031	$52,606,562

The accompanying notes are an integral part of these consolidated financial statements.

DISH NETWORK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	For the Years Ended December 31,
	2023	2022	2021
Revenue:
Service revenue	$14,721,682	$16,014,284	$16,929,860
Equipment sales and other revenue	573,406	665,123	951,246
Total revenue	15,295,088	16,679,407	17,881,106

Costs and Expenses (exclusive of depreciation and amortization):
Cost of services	8,989,961	9,558,484	10,185,906
Cost of sales - equipment and other	2,201,870	1,812,591	1,552,377
Selling, general and administrative expenses	2,521,062	2,545,593	2,214,936
Depreciation and amortization	1,181,921	717,073	724,852
Impairment of long-lived assets and goodwill (Note 2)	225,017	—	—
Total costs and expenses	15,119,831	14,633,741	14,678,071

Operating income (loss)	175,257	2,045,666	3,203,035

Other Income (Expense):
Interest income	105,416	42,776	11,338
Interest expense, net of amounts capitalized	(38,881)	(22,781)	(16,174)
Other, net (Note 5)	(1,741,876)	1,038,982	20,557
Total other income (expense)	(1,675,341)	1,058,977	15,721

Income (loss) before income taxes	(1,500,084)	3,104,643	3,218,756
Income tax (provision) benefit, net	371,662	(731,736)	(762,810)
Net income (loss)	(1,128,422)	2,372,907	2,455,946
Less: Net income (loss) attributable to noncontrolling interests, net of tax	83,801	69,674	45,304
Net income (loss) attributable to DISH Network	$(1,212,223)	$2,303,233	$2,410,642

Comprehensive Income (Loss):
Net income (loss)	$(1,128,422)	$2,372,907	$2,455,946
Other comprehensive income (loss):
Foreign currency translation adjustments	356	(4,160)	1,787
Unrealized holding gains (losses) on available-for-sale debt securities	(267)	191	(208)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	304	(7)	(13)
Deferred income tax (expense) benefit, net	(40)	666	(430)
Total other comprehensive income (loss), net of tax	353	(3,310)	1,136
Comprehensive income (loss)	(1,128,069)	2,369,597	2,457,082
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	83,801	69,674	45,304
Comprehensive income (loss) attributable to DISH Network	$(1,211,870)	$2,299,923	$2,411,778

The accompanying notes are an integral part of these consolidated financial statements.

DISH NETWORK CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

(In thousands)

			Accumulated
	Class A and B	Additional	Other	Accumulated			Redeemable
	Common	Paid-In	Comprehensive	Earnings	Noncontrolling		Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Interests	Total	Interests
Balance, December 31, 2020	$5,261	$5,400,774	$(855)	$8,374,975	$490	$13,780,645	$350,648
Issuance of Class A common stock:
Exercise of stock awards	13	40,551	—	—	—	40,564	—
Employee benefits	9	30,312				30,321
Employee Stock Purchase Plan	6	17,733	—	—	—	17,739	—
Non-cash, stock-based compensation	—	51,680	—	—	—	51,680	—
Convertible debt reclassified per ASU 2020-06, net of deferred taxes of $245,778 (Note 2)	—	(805,566)	—	—	—	(805,566)	—
Other comprehensive income (loss)	—	—	1,136	—	—	1,136	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	730	730	44,574
Net income (loss) attributable to DISH Network	—	—	—	2,410,642	—	2,410,642	—
Balance, December 31, 2021	$5,289	$4,735,484	$281	$10,785,617	$1,220	$15,527,891	$395,222
Issuance of Class A common stock:
Exercise of stock awards	1	199	—	—	—	200	—
Employee benefits	8	26,340	—	—	—	26,348	—
Employee Stock Purchase Plan	13	17,919	—	—	—	17,932	—
Non-cash, stock-based compensation	—	71,450	—	—	—	71,450	—
Other comprehensive income (loss)	—	—	(3,310)	—	—	(3,310)	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	537	537	69,137
Net income (loss) attributable to DISH Network	—	—	—	2,303,233	—	2,303,233	—
Balance, December 31, 2022	$5,311	$4,851,392	$(3,029)	$13,088,850	$1,757	$17,944,281	$464,359
Issuance of Class A common stock:
Exercise of stock awards	7	(501)	—	—	—	(494)	—
Employee benefits	11	14,669	—	—	—	14,680	—
Employee Stock Purchase Plan	15	9,073	—	—	—	9,088	—
Non-cash, stock-based compensation	—	36,143	—	—	—	36,143	—
Other comprehensive income (loss)	—	—	353	—	—	353	—
Purchase of Northstar Manager, LLC's ownership interest in Northstar Spectrum	—	—	—	—	—	—	(109,432)
Extinguishment of stock related to the merger with EchoStar	(5,344)	5,344	—	—	—	—	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	346	346	83,455
Net income (loss) attributable to DISH Network	—	—	—	(1,212,223)	—	(1,212,223)	—
Balance, December 31, 2023	$—	$4,916,120	$(2,676)	$11,876,627	$2,103	$16,792,174	$438,382

The accompanying notes are an integral part of these consolidated financial statements.

DISH NETWORK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2023	2022	2021
Cash Flows From Operating Activities:
Net income (loss)	$(1,128,422)	$2,372,907	$2,455,946
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	1,181,921	717,073	724,852
Impairment of long-lived assets and goodwill (Note 2)	225,017	—	—
Realized and unrealized losses (gains) on investments, impairments and other	(77,109)	(25,264)	6,724
Realized and unrealized losses (gains) on derivatives	1,693,387	(1,015,387)	13,000
Non-cash, stock-based compensation	36,143	71,450	51,680
Deferred tax expense (benefit)	(374,910)	702,735	602,044
Changes in allowance for credit losses	9,560	5,819	(33,836)
Change in long-term deferred revenue and other long-term liabilities	24,436	86,039	(1,400)
Other, net	209,034	235,856	98,278
Changes in current assets and current liabilities, net
Trade accounts receivable	33,189	(24,234)	209,456
Prepaid and accrued income taxes	3,053	(36,115)	81,197
Inventory	2,658	36,722	(167,985)
Other current assets	(36,967)	27,992	(62,356)
Trade accounts payable	13,507	79,116	101,034
Deferred revenue and other	(73,003)	(52,105)	(98,808)
Accrued programming and other accrued expenses	255,545	(90,504)	51,425
Net cash flows from operating activities	1,997,039	3,092,100	4,031,251

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(1,383,102)	(898,326)	(4,687,033)
Sales and maturities of marketable investment securities	2,253,639	3,023,236	2,069,343
Purchases of property and equipment	(2,828,887)	(2,727,302)	(1,185,642)
Capitalized interest related to regulatory authorizations (Note 2)	(1,162,473)	(984,309)	(777,885)
Refund of regulatory authorizations deposit	—	—	337,490
Purchases of regulatory authorizations, including deposits	(2,009)	(7,206,865)	(122,657)
Other, net	14,075	6,527	(44,029)
Net cash flows from investing activities	(3,108,757)	(8,787,039)	(4,410,413)

Cash Flows From Financing Activities:
Repayment of long-term debt and finance lease obligations	(119,202)	(83,117)	(89,876)
Redemption and repurchases of senior notes	(1,460,635)	(2,056,821)	(2,000,000)
Proceeds from issuance of senior notes	1,500,000	2,000,000	6,750,000
Repurchases of convertible notes	(182,834)	—	—
Early debt extinguishment gains (losses)	73,024	—	—
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	8,594	18,132	58,303
Debt issuance costs and debt (discount) premium	21,635	(51,121)	(34,459)
Purchase of Northstar Manager, LLC's ownership interest in Northstar Spectrum	(109,432)	—	—
Other, net	(4,665)	(18,413)	(24,540)
Net cash flows from financing activities	(273,515)	(191,340)	4,659,428

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	(1,385,233)	(5,886,279)	4,280,266
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 5)	1,847,981	7,734,260	3,453,994
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 5)	$462,748	$1,847,981	$7,734,260

The accompanying notes are an integral part of these consolidated financial statements.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Business Activities

Principal Business

DISH Network Corporation is a holding company. Its subsidiaries (which together with DISH Network Corporation are referred to as “DISH Network,” the “Company,” “we,” “us” and/or “our,” unless otherwise required by the context). DISH Network is a wholly-owned subsidiary of EchoStar Corporation (“EchoStar”), a publicly traded company listed on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “SATS.”

Recent Developments

Merger with EchoStar

On December 31, 2023, EchoStar completed the acquisition of DISH Network pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of October 2, 2023 (the “Amended Merger Agreement”), by and among EchoStar, EAV Corp., a Nevada corporation and its wholly owned subsidiary (“Merger Sub”), and DISH Network, pursuant to which EchoStar acquired DISH Network by means of the merger of Merger Sub with and into DISH Network (the “Merger”), with DISH Network surviving the Merger as EchoStar’s wholly owned subsidiary.

On the terms and subject to the conditions set forth in the Amended Merger Agreement, on December 31, 2023, at 11:59 p.m. ET (the “Effective Time”), each share of DISH Network Class A common stock, par value $0.01 per share (“DISH Network Class A Common Stock”) and DISH Network Class C common stock, par value $0.01 per share (“DISH Network Class C Common Stock”) outstanding immediately prior to the Effective Time, was converted into the right to receive a number of validly issued, fully paid and non-assessable shares of EchoStar Class A common stock, par value $0.001 per share (“EchoStar Class A Common Stock”) equal to 0.350877 (the “Exchange Ratio”). On the terms and subject to the conditions set forth in the Amended Merger Agreement, at the Effective Time, each share of DISH Network Class B common stock, par value $0.01 per share (“DISH Network Class B Common Stock” and, together with DISH Network Class A Common Stock and DISH Network Class C Common Stock, “DISH Network Common Stock”), outstanding immediately prior to the Effective Time was converted into the right to receive a number of validly issued, fully paid and non-assessable shares of EchoStar Class B common stock, par value $0.001 per share (the “EchoStar Class B Common Stock” and, together with the EchoStar Class A Common Stock, the “EchoStar Common Stock”), equal to the Exchange Ratio. Any shares of DISH Network Common Stock that were held in DISH Network’s treasury or held directly by EchoStar or Merger Sub immediately prior to the Effective Time were cancelled and cease to exist and no consideration was paid in respect thereof. All shares of the DISH Network Class A Common Stock were delisted from the NASDAQ Global Select Market and deregistered under the Securities Exchange Act of 1934, as amended.

The EchoStar Common Stock issued to the Ergen DISH Stockholders (as defined in the Amended Merger Agreement) as Merger consideration was issued through a private placement exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”). At the Effective Time, each share of DISH Network Class A Common Stock owned by the Ergen DISH Stockholders immediately prior to the Effective Time was converted into the right to receive a number of shares of EchoStar Class A Common Stock equal to the Exchange Ratio, and (b) each share of DISH Network Class B Common Stock owned by the Ergen DISH Stockholders immediately prior to the Effective Time was converted into the right to receive a number of shares of EchoStar Class B Common Stock equal to the Exchange Ratio.

Concurrently with the entry into the Amended Merger Agreement, the Ergen EchoStar Stockholders (as defined in the Amended Merger Agreement), the Ergen DISH Stockholders (collectively, the “Ergen Stockholders”), EchoStar and DISH Network entered into an amended and restated support agreement (the “Amended Support Agreement”).

In connection with the completion of the Merger, and pursuant to the Amended and Restated Support Agreement, on December 31, 2023, EchoStar and the Ergen Stockholders entered into a registration rights agreement (the “Registration Rights Agreement”).

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Registration Rights Agreement provides the Ergen Stockholders, and their affiliates who become parties thereto, with certain registration rights relating to the shares of EchoStar Common Stock, which they beneficially own, including (i) the right to demand shelf registration as well as registration on long and short form registration statements and (ii) “piggyback” registration rights to be included in future registered offerings by us of our equity securities, in each case, subject to certain requirements and customary conditions. The Registration Rights Agreement sets forth customary registration procedures, including an agreement by EchoStar to make appropriate officers available to participate in roadshow presentations and cooperate as reasonably requested in connection with any underwritten offerings. EchoStar also agreed to indemnify the Ergen Stockholders and their affiliates with respect to liabilities resulting from untrue statements or omissions in any registration statement used in any such registration, other than untrue statements or omissions based on or contained in information furnished to EchoStar for use in a registration statement by a participating stockholder.

For more information and a copy of the Amended Merger Agreement, the Amended Support Agreement and the Registration Rights Agreement, see the Form 8-K of EchoStar filed on October 3, 2023 and the Form 8-K of EchoStar filed on January 2, 2024.

With the Merger complete, we are currently focused on the process of integrating our and EchoStar’s business in a manner that facilitates synergies, cost savings, growth opportunities and achieves other anticipated benefits (the “Integration”).

As a result of the merger with EchoStar effective December 31, 2023, all of our outstanding shares are held by EchoStar. Therefore, certain disclosures related to outstanding shares and equity have been omitted.

Future Capital Requirements

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Our cash and cash equivalents and marketable investment securities totaled $382 million as of December 31, 2023 (“Cash on Hand”). As reflected in the consolidated financial statements as of December 31, 2023, we have $951 million and $1.983 billion of debt maturing in March and November 2024, respectively, as well as a $438 million obligation related to the SNR put right and for calendar year 2024 we are forecasting negative cash flows. Our parent, EchoStar, satisfied the SNR obligation out of its cash and cash equivalents and marketable investment securities on February 16, 2024. The remaining balance of $951 million on our 2 3/8% Convertible Notes matured on March 15, 2024 and was paid with Cash on Hand, cash flow from operations and funds from certain strategic transactions including the sale of our wholly-owned subsidiary which holds the 700 MHz Spectrum to a wholly-owned subsidiary of our parent, EchoStar, on March 12, 2024. See Note 9 for further information.

Because we do not currently have committed financing to fund our operations for at least twelve months from the issuance of these consolidated financial statements, substantial doubt exists about our and our parent, EchoStar’s, ability to continue as a going concern. As discussed above, we used Cash on Hand, cash flow from operations and funds from certain strategic transactions including the sale of our wholly-owned subsidiary which holds the 700 MHz Spectrum to a wholly-owned subsidiary of our parent, EchoStar, to pay the March 2024 debt maturity. We do not currently have the necessary Cash on Hand and/or projected future cash flows to fund the November 2024 debt maturity. To address our capital needs, we are in active discussions with funding sources to raise additional capital and restructure our outstanding debt. We cannot provide assurances that we will be successful in obtaining such new financing and/or restructuring the existing debt obligations necessary for us to have sufficient liquidity. Further, if we are not successful in these endeavors, then capital expenditures to meet future FCC build out requirements and wireless customer growth initiatives will be adversely affected.

In addition, our parent, EchoStar, may not be able to provide additional liquidity in the future.

The consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we not continue as a going concern.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Segments

We currently operate three primary business segments: (1) Pay-TV; (2) Retail Wireless and (3) 5G Network Deployment.

Pay-TV

We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear and on-demand streaming over-the-top (“OTT”) Internet-based domestic, international, Latino and Freestream video programming services (“SLING TV”). As of December 31, 2023, we had 8.526 million Pay-TV subscribers in the United States, including 6.471 million DISH TV subscribers and 2.055 million SLING TV subscribers.

Retail Wireless

We offer nationwide prepaid and postpaid retail wireless services to subscribers primarily under our Boost Mobile®, Boost postpaid and Gen Mobile® brands (“Retail Wireless” services), as well as a competitive portfolio of wireless devices. Prepaid wireless subscribers generally pay in advance for monthly access to wireless talk, text, and data services. Postpaid wireless subscribers are qualified to pay after receiving wireless talk, text, and data services, and may also qualify for financing arrangements for wireless devices.

We are currently operating our Retail Wireless segment primarily as a mobile virtual network operator (“MVNO”) as we continue our 5G Network Deployment and commercialize our 5G Network, as defined below. We are transitioning our Retail Wireless segment to a mobile network operator (“MNO”) as our 5G Network becomes commercially available and we are currently activating subscribers onto our 5G Network in markets where we have reached voice over new radio (“VoNR”). As an MVNO, today we depend on T-Mobile and AT&T to provide us with network services under the amended Master Network Services Agreement (“MNSA”) and Network Services Agreement (the “NSA”), respectively. Under the NSA, we expect AT&T will become our primary network services provider. As of December 31, 2023, we had 7.378 million Wireless subscribers.

Other Developments

We regularly evaluate ways to enhance our business. As part of this process, we are in regular dialogue with interested parties who may assist us in accomplishing our goals, including ongoing conversations with CONX Corp. (an entity partially owned by Charles W. Ergen, our Chairman) regarding a transaction involving our Retail Wireless segment. There can be no assurance that these discussions will lead to a transaction nor as to the structure or terms of any such transaction.

5G Network Deployment

We have invested a total of over $30 billion in Wireless spectrum licenses, which includes over $10 billion in initial noncontrolling investments in certain entities. The $30 billion of investments related to Wireless spectrum licenses does not include $9 billion of capitalized interest related to the carrying value of such licenses.  See Note 2 and Note 13 for further information.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We will need to raise additional capital in the future, which may not be available on favorable terms, to fund the efforts described below, as well as, among other things, make any potential Northstar Re-Auction Payment and SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC. There can be no assurance that we will be able to profitably deploy these Wireless spectrum licenses, which may affect the carrying amount of these assets and our future financial condition or results of operations. See Note 13 for further information.

DISH Network Spectrum

We have invested a total of over $30 billion to acquire certain Wireless spectrum licenses. These Wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. We plan to commercialize our Wireless spectrum licenses through the completion of the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G network (our “5G Network Deployment”). We have committed to deploy a facilities-based 5G broadband network (our “5G Network”) capable of serving increasingly larger portions of the U.S. population at different deadlines, including 20% of the U.S. population by June 2022 and 70% of the U.S. population by June 2023. If by June 2023, we are offering 5G broadband service to at least 50% of the U.S. population but less than 70% of the U.S. population, the 70% June 2023 deadline will be extended automatically to June 2025; however, as a result, we may, under certain circumstances, potentially be subject to certain penalties. On June 14, 2022, we announced we had successfully reached our 20% population coverage requirement. In addition, we announced and certified to the FCC that as of June 14, 2023, we offer 5G broadband service to over 73% of the U.S. population, or more than 246 million Americans nationwide. On September 29, 2023, the FCC confirmed we have met all of our June 14, 2023 band-specific 5G deployment commitments, and two of our three nationwide 5G commitments.  The single remaining 5G commitment, that at least 70% of the U.S. population has access to average download speeds equal to 35 Mbps, was confirmed using the drive test methodology agreed to and approved by the FCC and overseen by an independent monitor. We now have the largest commercial deployment of 5G VoNR in the world reaching approximately 200 million Americans, and 5G broadband service reaching approximately 250 million Americans.

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

We may need to make significant additional investments or partner with others to, among other things, continue our 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as we continue our 5G Network Deployment, we have and may continue to incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure, software and third-party integration. As a result of these investments, among other factors, we plan to raise additional capital, which may not be available on favorable terms. We may also determine that additional wireless spectrum licenses may be required for our 5G Network Deployment and to compete effectively with other wireless service providers. See Note 13 for further information.

DISH Network Noncontrolling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

During 2015, through our wholly-owned subsidiaries American AWS-3 Wireless II L.L.C. (“American II”) and American AWS-3 Wireless III L.L.C. (“American III”), we initially made over $10 billion in certain noncontrolling investments in Northstar Spectrum, LLC (“Northstar Spectrum”), the parent company of Northstar Wireless, L.L.C. (“Northstar Wireless,” and collectively with Northstar Spectrum, the “Northstar Entities”), and in SNR Wireless HoldCo, LLC (“SNR HoldCo”), the parent company of SNR Wireless LicenseCo, LLC (“SNR Wireless,” and collectively with SNR HoldCo, the “SNR Entities”), respectively. On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless and to SNR Wireless, respectively, which are recorded in “Regulatory authorizations, net” on our Consolidated Balance Sheets.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Under the applicable accounting guidance in Accounting Standards Codification 810, Consolidation (“ASC 810”), Northstar Spectrum and SNR HoldCo are considered variable interest entities (“VIEs”) and, based on the characteristics of the structure of these entities and in accordance with the applicable accounting guidance, we consolidate these entities into our financial statements. On October 12, 2023, the FCC consented to the sale of Northstar Manager, LLC’s (“Northstar Manager”) ownership interests in Northstar Spectrum, which we purchased for a total of approximately $109 million. This purchase resulted in the elimination of all of our redeemable noncontrolling interest as it related to Northstar Spectrum as of the purchase date and we continue to consolidate the Northstar Entities as wholly-owned subsidiaries. Subsequent to December 31, 2023, the FCC consented to the sale of SNR Wireless Management, LLC’s (“SNR Management”) ownership interests in SNR HoldCo, which was purchased by our parent’s direct wholly-owned subsidiary EchoStar SNR HoldCo L.L.C. for a total of approximately $442 million on February 16, 2024. This purchase resulted in the conversion of our outstanding redeemable noncontrolling interest as it relates to SNR HoldCo to noncontrolling interest, which is now held by our parent, EchoStar, as of the purchase date. See Note 2 for further information.

Other Developments

Cyber-Security Incident

On February 23, 2023, we experienced a network outage that affected our internal servers and IT telephony.  We immediately activated our incident response and business continuity plans designed to contain, remediate and recover from the situation.  We engaged the services of certain cyber-security experts and outside advisors to assist in the evaluation of the situation, and once we determined that the outage was due to a cyber-security incident, we promptly notified appropriate law enforcement authorities.

On February 28, 2023, we further disclosed that certain data had been extracted from our IT systems. Our investigation into the extent of the incident is now completed. We determined that our customer databases were not accessed, however, we confirmed that certain employee-related records as well as a limited number of other records containing certain personal information were among the data extracted. We took steps to protect the affected records, received confirmation that the extracted data was deleted and notified individuals whose data was extracted.

Our DISH TV, SLING TV and Retail Wireless services, along with our wireless and data networks remained operational at all times during the incident. As of March 31, 2023, all significant systems had been restored.

During the first quarter of 2023, we incurred substantially all of our cyber-security-related expenses for this matter, including, but not limited to, costs to remediate the incident and provide additional customer support. During the second, third and fourth quarters of 2023, we did not incur additional material expenses resulting from the cyber-security incident and do not expect to incur material expenses in future periods. During the year ended December 31, 2023, we incurred approximately $30 million in cyber-security-related expenses, which are recorded in “Cost of services” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

2.     Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include all balances and results of operations of DISH Network and our consolidated subsidiaries and are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). We consolidate all majority owned subsidiaries, investments in entities in which we have controlling influence and VIEs where we have been determined to be the primary beneficiary. Minority interests are recorded as noncontrolling interests or redeemable noncontrolling interests. See below for further information. Non-consolidated investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the investee. When we do not have the ability to significantly influence the operating decisions of an investee, these equity securities are classified as either marketable investment securities or other investments, which will be initially recorded at cost, and based on observable market prices, will be adjusted to their fair value. We record fair value adjustments in “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.

Redeemable Noncontrolling Interests

Northstar Wireless. Northstar Wireless is a wholly-owned subsidiary of Northstar Spectrum, which is an entity owned by Northstar Manager and us. Under the applicable accounting guidance in ASC 810, Northstar Spectrum is considered a VIE and, based on the characteristics of the structure of this entity and in accordance with the applicable accounting guidance, we consolidate Northstar Spectrum into our financial statements. The Northstar Operative Agreements, as amended, provide for, among other things, that Northstar Manager has the ability, but not the obligation, to require Northstar Spectrum to purchase Northstar Manager’s ownership interests in Northstar Spectrum (the “Northstar Put Right”) for a purchase price that equals its equity contribution to Northstar Spectrum plus a fixed annual rate of return.

The First Northstar Put Window closed in the first quarter of 2021. On October 21, 2022, we, through our wholly-owned subsidiary American II received notice that Northstar Manager exercised the Northstar Put Right effective as of October 21, 2022. As of December 31, 2022, the aggregate value of the Northstar Put Right accrued to $96 million. On October 12, 2023, the FCC consented to the sale of Northstar Manager’s ownership interests in Northstar Spectrum, which we purchased for a total of approximately $109 million. This purchase resulted in the elimination of all of our redeemable noncontrolling interest as it related to Northstar Spectrum as of the purchase date and we continue to consolidate the Northstar Entities as wholly-owned subsidiaries.

Northstar Spectrum does not have a call right with respect to Northstar Manager’s ownership interests in Northstar Spectrum. Although Northstar Manager is the sole manager of Northstar Spectrum, Northstar Manager’s ownership interest was considered temporary equity under the applicable accounting guidance and was recorded as part of “Redeemable noncontrolling interests” in the mezzanine section of our Consolidated Balance Sheets. Northstar Manager’s ownership interest in Northstar Spectrum was initially accounted for at fair value. Subsequently, Northstar Manager’s ownership interest in Northstar Spectrum was increased by the fixed annual rate of return through “Redeemable noncontrolling interests” on our Consolidated Balance Sheets, with the offset recorded in “Net income (loss) attributable to noncontrolling interests, net of tax” on our Consolidated Statements of Operations and Comprehensive Income (Loss). The operating results of Northstar Spectrum attributable to Northstar Manager were recorded as “Redeemable noncontrolling interests” on our Consolidated Balance Sheets, with the offset recorded in “Net income (loss) attributable to noncontrolling interests, net of tax” on our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 13 for further information.

SNR Wireless. SNR Wireless is a wholly-owned subsidiary of SNR HoldCo, which is an entity owned by SNR Management and us. Under the applicable accounting guidance in ASC 810, SNR HoldCo is considered a VIE and, based on the characteristics of the structure of this entity and in accordance with the applicable accounting guidance, we consolidate SNR HoldCo into our financial statements. The SNR Operative Agreements, as amended, provide for, among other things, that SNR Management has the ability, but not the obligation, to require SNR HoldCo to purchase SNR Management’s ownership interests in SNR HoldCo (the “SNR Put Right”) for a purchase price that equals its equity contribution to SNR HoldCo plus a fixed annual rate of return.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The First SNR Put Window closed in the first quarter of 2021. On November 15, 2021, we, through our wholly-owned subsidiary American III received notice that SNR Management exercised the SNR Put Right effective as of November 15, 2021. As of December 31, 2023 and 2022, the aggregate value of the SNR Put Right had accrued to approximately $438 million and $368 million, respectively. Subsequent to December 31, 2023, the FCC consented to the sale of SNR Management’s ownership interests in SNR HoldCo, which was purchased by our parent’s direct wholly-owned subsidiary EchoStar SNR HoldCo L.L.C. for a total of approximately $442 million on February 16, 2024. This purchase resulted in the conversion of our outstanding redeemable noncontrolling interest as it relates to SNR HoldCo to noncontrolling interest, which is now held by our parent, EchoStar, as of the purchase date.

SNR HoldCo does not have a call right with respect to SNR Management’s ownership interests in SNR HoldCo. Although SNR Management is the sole manager of SNR HoldCo, SNR Management’s ownership interest is considered temporary equity under the applicable accounting guidance and is thus recorded as part of “Redeemable noncontrolling interests” in the mezzanine section of our Consolidated Balance Sheets. SNR Management’s ownership interest in SNR HoldCo was initially accounted for at fair value. Subsequently, SNR Management’s ownership interest in SNR HoldCo is increased by the fixed annual rate of return through “Redeemable noncontrolling interests” on our Consolidated Balance Sheets, with the offset recorded in “Net income (loss) attributable to noncontrolling interests, net of tax” on our Consolidated Statements of Operations and Comprehensive Income (Loss). The operating results of SNR HoldCo attributable to SNR Management are recorded as “Redeemable noncontrolling interests” on our Consolidated Balance Sheets, with the offset recorded in “Net income (loss) attributable to noncontrolling interests, net of tax” on our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 13 for further information.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period. Estimates are based on historical experience, observable market inputs, and other reasonable assumptions in accounting for, among other things, allowances for credit losses (including those related to our installment billing programs), self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under EchoStar’s stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, the fair value of our option to purchase T-Mobile’s 800 MHz spectrum, inputs used to recognize revenue over time, including the relative standalone selling prices of performance obligations, finance leases, asset impairments, estimates of future cash flows used to evaluate and recognize impairments, useful lives of property, equipment and intangible assets, incremental borrowing rate (“IBR”) on lease right of use assets, nonrefundable upfront fees, independent third-party retailer incentives, programming expenses and subscriber lives. Economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above. Actual results may differ from previously estimated amounts, and such differences may be material to our consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

Cash and Cash Equivalents

We consider all liquid investments purchased with a remaining maturity of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents as of December 31, 2023 and 2022 may consist of money market funds, government bonds, corporate notes and commercial paper. The amortized cost of these investments approximates their fair value.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Concentration of Credit Risk

Cash and cash equivalents are maintained with several financial institutions domestically and internationally. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions with investment-grade credit ratings. We routinely assess the financial strength of significant customers, and this assessment, combined with the large number and geographical diversity of its customers, limits our concentration of risk with respect to receivables from contracts with customers.

Marketable Investment Securities

All equity securities are carried at fair value, with changes in fair value recognized in “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

All debt securities are classified as available-for-sale and are recorded at fair value. We report the temporary unrealized gains and losses related to changes in market conditions of marketable debt securities as a separate component of “Accumulated other comprehensive income (loss)” within “Stockholder’s Equity (Deficit),” net of related deferred income tax on our Consolidated Balance Sheets. The changes in the fair value of marketable debt securities, which are determined to be company specific credit losses are recorded in “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss). Interest income from available for sale debt securities is reported in “Interest income, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Receivables and Related Allowance for Credit Losses

General Accounts Receivable

Trade accounts receivable represent our unconditional rights to consideration arising from our performance under our customer contracts and are recorded at cost less an allowance for expected credit losses that are not expected to be recovered. We maintain allowances for credit losses resulting from the expected failure or inability of our customers to make required payments. We recognize the allowance for expected credit losses at inception and reassess quarterly based on management’s expectation of the asset’s collectability. Management estimates credit losses on financial assets, including our trade accounts receivable, utilizing a current expected credit loss impairment model. We estimate the expected credit losses, measured over the contractual life of an asset considering relevant historical loss information, credit quality of the customer base, current economic conditions and forecasts of future economic conditions.

In determining the allowance for credit losses, management groups similar types of financial assets with consistent risk characteristics. Pools identified by management include, but are not limited to residential customers, commercial customers and advertising services. The risk characteristics of the financial asset portfolios are monitored by management and reviewed periodically. The forecasts for future economic conditions are based on several factors including, but not limited to, changes in the unemployment rate, external economic forecasts and current collection rates. Our estimates of the allowance for credit losses may not be indicative of our actual credit losses requiring additional charges to be incurred to reflect the actual amount collected. Past due trade accounts receivable balances are written off against our allowance for credit losses when our internal collection efforts have been unsuccessful.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Installments Receivable

We offer Boost postpaid customers the option to pay for their devices and other equipment in installments generally over a period of 36 months. Installments receivable are presented on our Consolidated Balance Sheets at their amortized cost basis (i.e., the receivables’ unpaid balance as adjusted for any written-off amounts due to impairment and unamortized discounts), net of the allowance for credit losses. At the time of an installment sale, we impute a discount for interest if the term exceeds 12 months as there is no stated rate of interest on the receivables. The receivables are recorded at their present value, which is determined by discounting expected future cash payments at the imputed interest rate. The current portion of installments receivable is included in “Trade accounts receivable, net” and the long-term portion of installments receivable is included in “Other noncurrent assets, net” on our Consolidated Balance Sheets. This adjustment results in a discount or reduction in the transaction price of the contract with a customer, which is allocated to the performance obligations of the arrangement such as Equipment and other revenues on our Consolidated Statements of Operations and Comprehensive Income (Loss). The imputed discount rate reflects a current market interest rate and is predominately comprised of the estimated credit risk underlying the installment receivable, reflecting the estimated credit worthiness of the customer. The imputed discount on receivables is amortized over the financed installment term using the effective interest method and recognized in “Equipment and other revenues” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. The cost of manufactured inventory includes the cost of materials, labor, freight-in, royalties and manufacturing overhead. Net realizable value is calculated as the estimated selling price less reasonable costs necessary to complete, sell, transport and dispose of the inventory. We record write downs for inventory for obsolete and slow moving items based on trends and experience. We enter into arrangements with distributors where physical delivery of a product to a distributor has occurred, but we maintain control of the product until such time it is sold to an end consumer. For these arrangements, we account for the products as consigned inventory.

Property and Equipment

Property and equipment, including capitalized expenditures related to our wireless projects, 5G Network Deployment and satellites, are stated at cost less depreciation and impairment losses, if any. Capitalized expenditures include the cost of long-lived assets, plus the cost to construct the asset such as labor and overhead directly benefiting the asset. Interest is capitalized when pre-construction activity commences and ends once the asset is ready for its intended purpose. Our equipment leased to customers is generally capitalized when they are installed in customers’ homes. We have certain assets acquired under finance leases. The recorded costs of those assets are the present values of all lease payments. We amortize our finance lease right of use (“ROU”) assets over their respective lease terms.

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

Internal Use Software

We capitalize certain costs related to developing or acquiring internal use software. Capitalization of software costs begins once the preliminary project stage is completed and we commit to funding the software project. Capitalizing ceases when the software project is ready for its intended use. Capitalized software costs are recorded in “Property and equipment, net” on our Consolidated Balance Sheets and are amortized over the estimated useful life of the software.

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

Other Investments

Equity Method Investments

We use the equity method to account for investments when we have the ability to exercise significant influence on the operating decisions of the affiliate. Such investments are initially recorded at cost and subsequently adjusted for our proportionate share of the net earnings or loss of the investee, which is reported in “Other, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss). The carrying amount of such investments includes a component of goodwill when the cost of our investment exceeds the fair value of the underlying identifiable assets and liabilities of the affiliate. Dividends received from these affiliates reduces the carrying amount of our investment.

Cost Method Investments

We generally measure investments in non-publicly traded equity instruments without a readily determinable fair value at cost adjusted for observable price changes in orderly transactions for the identical or similar securities of the same issuer and changes resulting from impairments, if any. Other equity instruments are measured to determine their value based on observable market information. When we adjust the carrying amount of an investment to its estimated fair value, the gain or loss is recorded in “Other, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Impairment Considerations

We periodically evaluate all of our other investments to determine whether events or changes in circumstances have occurred that may have a significant adverse effect on the fair value of the investment. We consider information if provided to us by our investees such as current financial statements, business plans, investment documentation, capitalization tables, liquidation waterfalls, and board materials; and we may make additional inquiries of investee management.

Indicators of impairment may include, but are not limited to, unprofitable operations, material loss contingencies, changes in business strategy, changes in market trends or market conditions, changes in the investees’ enterprise value and changes in the investees’ investment pricing. When we determine that one of our other investments is impaired we reduce its carrying value to its estimated fair value and recognize the impairment loss in “Other, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Derivative Instruments

We may purchase and hold derivative financial instruments for, among other reasons, strategic or speculative purposes. We record derivative financial instruments on our Consolidated Balance Sheets at fair value as either assets or liabilities. Changes in the fair values of derivative financial instruments are recognized in our results of operations and included in “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss). We have not designated any derivative financial instrument for hedge accounting.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We have the option to purchase certain of T-Mobile’s 800 MHz spectrum licenses from T-Mobile at a fixed price in the future as part of the Boost Mobile Acquisition and have written certain contracts on the equity of EchoStar. See Note 5 and Note 9 for further information.

Impairment of Long-Lived Assets and Finite-Lived Intangible Assets

We review our long-lived assets and identifiable finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets that have finite lives are amortized over their estimated useful lives. For assets which are held and used in operations, the asset would be impaired if the carrying amount of the asset (or asset group) exceeded its undiscounted future net cash flows. When an impairment is determined, the actual impairment recognized is the difference between the carrying amount and the fair value as estimated using one of the following approaches: income, cost and/or market. In the event of an impairment, a loss is recorded in “Impairment of long-lived assets and goodwill” on our Consolidated Statements of Operations and Comprehensive Income (Loss) based on the amount by which the carrying amount exceeds the fair value of the long-lived asset or asset group. Assets which are to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

DBS Satellites

We currently evaluate our DBS satellite fleet for impairment as one asset group whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We do not believe any triggering event has occurred which would indicate impairment as of December 31, 2023 and 2022. We will continue to monitor the DBS satellite fleet for indicators of impairment.

Finite-Lived Intangible Assets

Intangible assets include customer relationships, trademarks, and certain below market contracts. These assets are amortized over their respective useful lives. We do not believe any triggering event has occurred which would indicate impairment as of December 31, 2023 and 2022.

Indefinite-Lived Intangible Assets and Goodwill

We do not amortize indefinite-lived intangible assets and goodwill but test these assets for impairment annually, during the fourth quarter or more often if indicators of impairment arise. We have the option to first perform a qualitative assessment to determine whether it is necessary to perform a quantitative impairment test. However, we may elect to bypass the qualitative assessment in any period and proceed directly to performing the quantitative impairment test. Our intangible assets with indefinite lives primarily consist of FCC licenses and certain other contractual or regulatory rights to use spectrum at specified orbital locations. Generally, we have determined that our FCC licenses have indefinite useful lives due to the following:

●	FCC licenses are a non-depleting asset;
●	existing FCC licenses are integral to our business segments and will contribute to cash flows indefinitely;
●	replacement satellite applications are generally authorized by the FCC subject to certain conditions, without substantial cost under a stable regulatory, legislative and legal environment;
●	maintenance expenditures to obtain future cash flows are not significant;
●	FCC licenses are not technologically dependent; and
●	we intend to use these assets indefinitely.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DBS Licenses

We combine all of our indefinite-lived DBS licenses that we currently utilize or plan to utilize in the future into a single unit of accounting. For 2023, 2022 and 2021, management performed a qualitative assessment to determine whether it is more likely than not that the fair value of the DBS licenses exceeds the carrying amount. In our assessment, we considered several factors, including, among others, overall financial performance, industry and market considerations, and relevant company specific events. In contemplating all factors in their totality, we concluded that it is more likely than not that the fair value of the DBS licenses exceeds its carrying amount. As such, no further analysis was required.

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

In 2023 and 2022, we combined our 600 MHz, 700 MHz, AWS-4, H Block, High-Band Licenses, C-Band Licenses, 3.45–3.55 GHz Licenses and the Northstar Licenses and SNR Licenses into a single unit of accounting. In 2021, we combined our 600 MHz, 700 MHz, AWS-4, H Block, High-Band Licenses, C-Band Licenses and the Northstar Licenses and SNR Licenses into a single unit of accounting.

In 2023, we quantitatively assessed these licenses for impairment. Our quantitative assessment consisted of a market approach performed by a third party and reviewed by management.

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

As part of our impairment assessment we performed the market approach during the fourth quarter of 2023 and concluded that the fair value of these licenses are substantially in excess of their carrying value.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In 2022, management performed a quantitative assessment to determine whether the fair value of these licenses exceed the carrying amount. In our assessment, we performed the market approach and the income approach during the fourth quarter of 2022 and concluded that under both scenarios the fair value of these licenses are substantially in excess of their carrying value.

In 2021, management performed a qualitative assessment to determine whether it is more likely than not that the fair value of these licenses exceed the carrying amount. In our assessment, we considered several factors, including, among other things, the projected financial performance of our Wireless segment, the business enterprise value of our Wireless segment, and market transactions for wireless spectrum licenses including auction results. In assessing these factors, we considered both macroeconomic conditions and industry and market conditions. In contemplating all factors in their totality, we concluded that it is more likely than not that the fair value of these licenses exceeds their carrying amount.

During 2023, 2022, and 2021, our multichannel video distribution and data service (“MVDDS”) wireless spectrum licenses were assessed as a single unit of accounting.  For 2023, 2022 and 2021, management assessed these licenses qualitatively. Our qualitative assessment focused on recent auction results and historical market activity. We concluded that it is more likely than not that the fair value of these licenses exceeded their carrying amount.

Changes in circumstances or market conditions could result in a write-down of any of the above Wireless spectrum licenses in the future.

Goodwill

Goodwill represents the excess of the consideration transferred over the estimated fair values of assets acquired and liabilities assumed as of the acquisition date. We test goodwill for impairment at the reporting unit level, which includes, among others, the SLING TV, DISH TV, Retail Wireless and 5G Network Deployment reporting units. Historically the majority of our goodwill relates to the Retail Wireless and 5G Network Deployment segments.

We perform our annual impairment assessment for goodwill and other indefinite-lived intangible assets each year during the fourth quarter or more frequently if events or changes in circumstances indicate an impairment may be possible. We may consider qualitative factors to assess if it is more likely than not that the fair value for goodwill is below the carrying amount. If we determine in the qualitative assessment that it is more likely than not that the fair value is less than its carrying value, then we perform a quantitative assessment to determine the estimated fair value of the reporting unit. We may also elect to bypass the qualitative assessment and perform a quantitative assessment.

Our assessment process included, among other things, discounted cash flow analyses, consideration of fair values of tangible and indefinite-lived intangible assets held by the reporting units and our parent’s recent market capitalization. Our assessment indicated the goodwill attributed to certain acquisitions was no longer supported based on the sustained decrease in our parent’s market capitalization. As such, we recorded a total noncash impairment charge of approximately $225 million in “Impairment of long-lived assets and goodwill” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

No impairments were indicated for any reporting unit for the years ended December 31, 2022 and 2021.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents the changes in the carrying amounts of goodwill by operating segment:

Goodwill	Pay-TV	Retail Wireless	5G Network Deployment	Total

	(In thousands)

Balance as of December 31, 2021, net of accumulated impairment losses	$6,457	$98,657	$119,903	$225,017
Balance as of December 31, 2022, net of accumulated impairment losses	$6,457	$98,657	$119,903	$225,017
Impairment of goodwill	(6,457)	(98,657)	(119,903)	(225,017)
Balance as of December 31, 2023, net of accumulated impairment losses	$—	$—	$—	$—

Accumulated impairment losses as of December 31, 2023	$(6,457)	$(98,657)	$(119,903)	$(225,017)

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

We are currently commercializing our 5G Network Deployment. As a result, the interest expense related to the carrying amount of the 5G Network Deployment qualifying assets is being capitalized. Historically, the qualifying assets exceeded the carrying value of our long-term debt and finance lease obligations, therefore substantially all of our interest expense was being capitalized. However, as the qualifying assets, including certain bands of wireless spectrum licenses, are placed into service, we will no longer capitalize interest on those assets and we will begin to expense interest on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Business Combinations

When we acquire a business that is not subject to rules pertaining to common control, we allocate the purchase price to the various components of the acquisition based upon the fair value of each component using various valuation techniques, including the market approach, income approach and/or cost approach. The accounting standard for business combinations requires identifiable assets, liabilities, noncontrolling interests and goodwill acquired to be recorded at acquisition date fair values. Transaction costs related to the acquisition of the business are expensed as incurred. Costs associated with the issuance of debt associated with a business combination are capitalized and included as a yield adjustment to the underlying debt’s stated rate.

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

Fair Value Measurements

We determine fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Market or observable inputs are the preferred source of values, followed by unobservable inputs or assumptions based on hypothetical transactions in the absence of market inputs. We apply the following hierarchy in determining fair value:

●	Level 1, defined as observable inputs being quoted prices in active markets for identical assets;
●	Level 2, defined as observable inputs other than quoted prices included in Level 1, including quoted prices for similar assets and liabilities in active markets; and quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and
●	Level 3, defined as unobservable inputs for which little or no market data exists, consistent with reasonably available assumptions made by other participants therefore requiring assumptions based on the best information available.

As of December 31, 2023 and 2022, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses) and current liabilities (excluding the “Current portion of long-term debt and finance lease obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates.

Fair values of our marketable investment securities are measured on a recurring basis based on a variety of observable market inputs. For our investments in publicly traded equity securities and U.S. government securities, fair value ordinarily is determined based on Level 1 measurements that reflect quoted prices for identical securities in active markets. Fair values of our investments in other marketable debt securities are generally based on Level 2 measurements as the markets for such debt securities are less active. We consider trades of identical debt securities on or near the measurement date as a strong indication of fair value and matrix pricing techniques that consider par value, coupon rate, credit quality, maturity and other relevant features may also be used to determine fair value of our investments in marketable debt securities. Additionally, we use fair value measurements from time to time in connection with other investments, asset impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies. Those fair value measurements typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy. Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period. There were no transfers between levels during the years ended December 31, 2023 and 2022. See Note 5 for the fair value of our marketable investment securities and derivative instruments.

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

Convertible Long-Term Debt

Historically, for embedded conversion features, we valued and bifurcated the conversion option associated with convertible notes (the “equity component”) from the host debt instrument. The initial value of the equity component on the convertible notes was recorded in “Additional paid-in capital” within “Stockholder’s Equity (Deficit)” on our Consolidated Balance Sheets with the offset recorded as the debt discount. In accordance with ASU 2020-06 Debt – Debt with Conversion and Other Options and Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASU 2020-06”), which we adopted during the first quarter of 2021, the equity component related to our convertible notes of $1.051 billion has been reclassified from “Additional paid-in capital” within “Stockholder’s Equity (Deficit)” to “Long-term debt and finance lease obligations, net of current portion” and the associated deferred taxes of $246 million has been reclassified from “Additional paid-in capital” within “Stockholder’s Equity (Deficit)” to “Deferred tax liabilities, net” on our Consolidated Balance Sheets.  As a result of the merger with EchoStar, we have reassessed the classification of the embedded conversion features on all of our convertible debt. Historically, we concluded that these financial instruments were not derivatives. However, as a result in the change of equity issuer (from us to our parent EchoStar) we concluded that the financial instruments are no longer indexed to their own equity and now require derivative accounting.

Deferred Debt Issuance Costs and Debt Discounts

Costs of issuing debt, including premiums and discounts relative to par value, are generally deferred and amortized to “Interest expense, net of amounts capitalized” on our Consolidated Statements of Operations and Comprehensive Income (Loss) using the effective interest rate method over the terms of the respective notes. We report unamortized debt issuance costs as a reduction of the related long-term debt on our Consolidated Balance Sheets. See Note 9 for further information.

Revenue Recognition

Pay-TV Segment

Our Pay-TV segment revenue is primarily derived from Pay-TV subscriber revenue. We also generate revenue from equipment rental fees and other hardware related fees, including DVRs and fees from subscribers with multiple receivers; advertising services; fees earned from our in-home service operations; broadband services; warranty services; sales of digital receivers and related equipment to third-party pay-TV providers; satellite uplink and telemetry, tracking and control (“TT&C”) services; and revenue from in-home services. See Note 14 for further information, including revenue disaggregated by major source.

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

Retail Wireless Segment

Our Retail Wireless segment revenue is primarily derived from Wireless subscriber revenue and selling wireless devices to prepaid and postpaid subscribers. The majority of our subscribers are prepaid under the Boost Mobile and Gen Mobile brands with a smaller subset of postpaid subscribers serviced under the Boost postpaid brand. Prepaid subscribers prepay for their monthly service on a month-to-month contract. Our contracts with prepaid customers are determined to be one month. Postpaid subscribers are qualified to pay for their service after it has been provided and pay for their monthly service on a month-to-month contract. Our contracts with postpaid customers typically have an enforceable duration of one month. However, promotional bill credits offered to a customer on an equipment sale that are paid over time and are contingent on the customer maintaining a service contract may result in an extended service contract based on whether a substantive penalty is deemed to exist.

We have both an indirect sales channel, which includes third-party owned retail stores and big box stores, as well as online through Amazon, and a direct sales channel, which services customers online through each respective brand’s website. To deliver products to third-party retail stores through the indirect sales channel, we use direct distribution partners to facilitate product delivery. Our contracts with customers may involve more than one performance obligation, which include wireless services, wireless devices or a combination thereof, and we allocate the transaction price between each performance obligation based on its relative standalone selling price. Although our Retail Wireless segment offers both products and services, we have determined that not all contracts with customers are bundled arrangements as the wireless device and service are sometimes sold at different times, and in the case of certain sales arrangements through the indirect sales channel, have different customers. When control of the product is transferred to an intermediary other than the end customer in the indirect channel, the customer for the wireless device is the intermediary, such as the direct distribution partner, whereas for the service the subscriber is the end consumer. When control of the product is not transferred to the intermediary, in the indirect channel the product is accounted for as consigned inventory and the customer for both the wireless device and service is the end customer. Service revenues may also include other value added services to subscribers, which may be recorded either gross or net within our Consolidated Statements of Operations and Comprehensive Income (Loss) depending on whether we are deemed to be the principal or agent in the relationship with the subscriber. Service revenues are recognized when the service has been provided and no further obligation exists. Concessions given to subscribers are recorded as a reduction to revenue.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Equipment revenues are primarily related to the sale of wireless devices. Equipment revenue is recognized when control of the product is transferred to our customer, either the direct distribution partner or the end customer, as described above. We offer postpaid customers the option to pay for devices in installments, generally over 36 months. We recognize the effects of a financing component as a reduction of the transaction price in contracts where customers purchase their devices with an installment term of more than one year, including those financing components that are not considered to be significant to the contract. We have elected the practical expedient of not recognizing the effects of a significant financing component for contracts where we expect, at contract inception, that the period between the transfer of a performance obligation to a customer and the customer’s payment for that performance obligation will be one year or less. We may offer certain promotions that provide our customers on device installment plans with the right to upgrade to a new device after paying a specified portion of their device payment plan agreement amount and trading in their device in good working order. We account for this trade-in right as a guarantee obligation. The full amount of the trade-in right’s fair value is recognized as a guarantee liability and results in a reduction to the revenue recognized upon the sale of the device. The total transaction price is reduced by the guarantee, which is accounted for outside the scope of ASC 606, and the remaining transaction price is allocated between the performance obligations within the contract. Sales of equipment in the indirect sales channel often include credits subsequently paid to the direct distribution partner as a reimbursement for any discount promotions offered to the end consumer. These credits (payments to a customer) are accounted for as variable consideration when estimating the amount of revenue to recognize from the sales of equipment to indirect dealers and are estimated based on historical experience and other factors, such as expected promotional activity. For wireless devices sold with a right of return, we defer a portion of equipment revenue and cost of sales to reflect this variable consideration.

Governmental Funding. We participate in various United States federal and state programs, including the Affordable Connectivity Program (“ACP”) under which eligible low-income households may receive a discount off the cost of broadband service and certain connected devices, and participating providers can receive a reimbursement for such discounts. This revenue is included in “Service and other revenue” on our Consolidated Statements of Operations and Comprehensive Income (Loss). Corresponding receivables are recorded when services have been provided to the customers and costs incurred, but cash has not been received. These amounts are included in “Trade accounts receivable, net” on our Consolidated Balance Sheets.

Contract Balances

The timing of revenue recognition generally differs from the timing of invoicing to customers. A contract asset is recorded when revenue is recognized in advance of our right to receive consideration (i.e., we must perform additional services in order to receive consideration). Amounts are recorded as trade accounts receivable when our right to consideration is unconditional. When consideration is received, or we have an unconditional right to consideration in advance of delivery of goods or services, a contract liability is recorded. The transaction price can include nonrefundable upfront fees, which are allocated to the identifiable performance obligations. Our residential video subscribers are typically billed monthly, and the contract balances for those customers arise from the timing of the monthly billing cycle. Our current Wireless subscribers, the majority of which are prepaid, generate deferred revenue. We do not adjust the amount of consideration for financing impacts when we anticipate that the period between transfer of goods and services and eventual payment for those goods and services will be less than one year. Contract assets are included in “Trade accounts receivable, net” and contract liabilities are included in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Consolidated Balance Sheets. Contract balances are amortized over the contract term. See Note 15 for further information, including balance and activity detail about our allowance for credit losses and deferred revenue related to contracts with subscribers.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Assets Recognized Related to the Costs to Obtain a Contract with a Customer

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year.  We have determined that certain sales incentive programs in our Pay-TV and Retail Wireless segments, including those with our independent third-party retailers, meet the requirements to be capitalized, and payments made under these programs are capitalized and amortized to expense over the estimated customer life or the contract term.  These amounts are capitalized in “Prepaids and other assets” and “Other noncurrent assets, net” on our Consolidated Balance Sheets, and then amortized in “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Leases

Lessee Accounting

We enter into non-cancelable operating and finance leases for, among other things, communication towers, satellites, satellite-related ground infrastructure, data centers, office space, dark fiber and transport equipment, warehouses and distribution centers, vehicles and other equipment. Substantially all of our leases have remaining lease terms from one to 13 years, some of which include renewal options, and some of which include options to terminate the leases within one year. For certain arrangements (generally communication towers), the lease term includes the non-cancelable period plus the renewal period that we are reasonably certain to exercise.

We determine if an arrangement is a lease and classify that lease as either an operating or finance lease at inception. Operating leases are included in “Operating lease assets,” “Other accrued expenses and liabilities” and “Operating lease liabilities” on our Consolidated Balance Sheets. Finance leases are included in “Property and equipment, net,” “Current portion of long-term debt and finance lease obligations” and “Long-term debt and finance lease obligations, net of current portion” on our Consolidated Balance Sheets.  Leases with an initial term of 12 months or less are not recorded on the balance sheet and we recognize lease expense for these leases on a straight-line basis over the lease term on our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 8 for further information on our lease expenses.

Right of use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent the present value of our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The operating lease ROU asset also includes the impact of prepaid or deferred lease payments. When our leases do not provide an implicit rate, we use our IBR based on the information available at commencement date in determining the present value of lease payments. Our IBR is based on an estimated secured rate for the same term as the underlying lease plus a credit spread as secured by our assets. For leases denominated in a currency different than U.S. dollar, IBR is estimated using the collateralized borrowing rate in the foreign currency using the U.S. dollar and foreign currency swap spread, when available. The length of our lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

We have lease agreements with lease and non-lease components, which are generally accounted for separately. Our variable lease payments are immaterial and our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Lessor Accounting

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

For equipment leased to new and existing DISH TV subscribers, we made an accounting policy election to combine the equipment with our programming services as a single performance obligation in accordance with the revenue recognition guidance as the programming services are the predominant component. The non-lease service revenue related to equipment leased to new and existing DISH TV subscribers would have otherwise been accounted for as an operating lease.

Cost of Services

Pay-TV Segment

“Cost of services” on our Consolidated Statements of Operations and Comprehensive Income (Loss) principally includes programming expenses and other operating costs related to our Pay-TV segment. The cost of television programming distribution rights is generally incurred on a per subscriber basis and various upfront carriage payments are recognized when the related programming is distributed to subscribers. Long-term flat rate programming contracts are generally charged to expense using the straight-line method over the term of the agreement. The cost of television programming rights to distribute live sporting events for a season or tournament is charged to expense using the straight-line method over the course of the season or tournament.

Retail Wireless Segment

“Cost of services” on our Consolidated Statements of Operations and Comprehensive Income (Loss) principally includes costs incurred under the MNSA and NSA. Costs incurred under the MNSA and NSA are recognized as the services are performed or as incurred.

Cost of Sales – Equipment and Other

Pay-TV Segment

“Cost of sales – equipment and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss) principally includes costs related to the non-subsidized sales of Pay-TV equipment. Costs are generally recognized as products are delivered to customers and the related revenue is recognized.

Retail Wireless Segment

“Cost of sales – equipment and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss) principally includes the cost of wireless devices and other related items, certain direct costs of wireless mobile network operations to deliver wireless voice and data services. Costs are generally recognized as products are delivered to customers and the related revenue is recognized.

5G Network Deployment Segment

“Cost of sales – equipment and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss) principally includes the lease expense on communication towers and transport as well as cloud services. Lease costs are generally recognized on a straight-line basis over the lease term. Costs related to cloud services are either recognized ratably over the contract term or based on usage.

Advertising Costs

We recognize advertising expense when incurred as a component of “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss). Advertising expenses totaled $698 million, $633 million and $535 million for the years ended December 31, 2023, 2022 and 2021, respectively.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Research and Development

Research and development costs, not incurred in connection with customer requirements, are expensed as incurred and are included as a component of “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss). Research and development costs totaled $42 million, $45 million and $29 million for the years ended December 31, 2023, 2022 and 2021, respectively.

New Accounting Pronouncements

Joint Ventures. On August 23, 2023, the FASB issued ASU 2023-05, Business Combinations — Joint Venture Formations (Subtopic 805-60) (“ASU 2023-05”), which requires an entity that qualifies as either a joint venture or a corporate joint venture as defined in the FASB Accounting Standards Codification (ASC) master glossary to apply a new basis of accounting upon the formation of the joint venture. This standard will be effective for all joint venture formations with a formation date on or after January 1, 2025. A joint venture that was formed before January 1, 2025 may elect to apply the amendments retrospectively if it has sufficient information. Early adoption is permitted in any interim or annual period in which financial statements have not yet been issued or made available for issuance. We are evaluating the impact the adoption of ASU 2023-05 will have on our Consolidated Financial Statements and related disclosures.

Segment Reporting. On November 27, 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reporting Segment Disclosures (“ASU 2023-07”), which will enhance financial reporting by providing additional information about a public company’s significant segment expenses and more timely and detailed segment information reporting throughout the fiscal period. This standard will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are evaluating the impact the adoption of ASU 2023-07 will have on our Consolidated Financial Statements and related disclosures.

Income Taxes. On December 14, 2023, the FASB issued ASU 2023-9, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will enhance income tax disclosures. ASU 2023-09 requires among other items disaggregated information in a reporting entity’s rate reconciliation table, clarification on uncertain tax positions and the related financial statement impact as well as information on income taxes paid on a disaggregated basis. This standard will be effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. We are evaluating the impact the adoption of ASU 2023-09 will have on our Consolidated Financial Statements and related disclosures.

3.     Supplemental Data - Statements of Cash Flows

The following table presents certain supplemental cash flow and other non-cash data. See Note 8 for supplemental cash flow and non-cash data related to leases.

	For the Years Ended December 31,
	2023	2022	2021

	(In thousands)
Cash paid for interest (including capitalized interest)	$1,301,783	$1,044,276	$781,874
Cash received for interest	18,542	8,145	5,455
Cash paid for income taxes, net of (refunds)	(8,138)	57,278	72,476
Capitalized interest (1)	1,291,290	1,040,971	821,455
Employee benefits paid in Class A common stock	14,680	26,348	30,321
Convertible debt reclassified per ASU 2020-06	—	—	1,051,344
Deferred taxes reclassified per ASU 2020-06	—	—	245,778
Vendor financing	87,343	108,048	26,627
FCC licenses reclassification	—	122,657	915,449
Accrued capital expenditures	219,200	397,137	449,093
Asset retirement obligation	74,189	122,390	50,765
Revaluation of contingent liabilities	—	47,916	—

(1)	See Note 2 for further information.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

4.     Other Comprehensive Income (Loss)

The following table presents the tax effect on each component of “Other comprehensive income (loss).”

	For the Years Ended December 31,
	2023			2022			2021
	Before	Tax	Net	Before	Tax	Net	Before	Tax	Net
	Tax	(Expense)	of Tax	Tax	(Expense)	of Tax	Tax	(Expense)	of Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount	Amount	Benefit	Amount

	(In thousands)
Foreign currency translation adjustments	$356	$(31)	$325	$(4,160)	$710	$(3,450)	$1,787	$(482)	$1,305
Unrealized holding gains (losses) on available-for-sale securities	(267)	65	(202)	191	(46)	145	(208)	49	(159)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	304	(74)	230	(7)	2	(5)	(13)	3	(10)
Other comprehensive income (loss)	$393	$(40)	$353	$(3,976)	$666	$(3,310)	$1,566	$(430)	$1,136

The “Accumulated other comprehensive income (loss)” is detailed in the following table, net of tax:

	Foreign	Unrealized/
	Currency	Recognized
	Translation	Gains
Accumulated Other Comprehensive Income (Loss)	Adjustment	(Losses)	Total

	(In thousands)
Balance as of December 31, 2021	$446	$(165)	$281
Foreign currency translation adjustments	(3,450)	—	(3,450)
Other comprehensive income (loss) before reclassification	—	145	145
Amounts reclassified from accumulated other comprehensive income (loss)	—	(5)	(5)
Balance as of December 31, 2022	$(3,004)	$(25)	$(3,029)
Foreign currency translation adjustments	325	—	325
Other comprehensive income (loss) before reclassification	—	(202)	(202)
Amounts reclassified from accumulated other comprehensive income (loss)	—	230	230
Balance as of December 31, 2023	$(2,679)	$3	$(2,676)

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

5.     Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	December 31,	December 31,
	2023	2022

	(In thousands)
Marketable investment securities:
Current marketable investment securities:
Strategic - available-for-sale	$144	$144
Strategic - trading/equity	7,799	655
Other	179	835,184
Total current marketable investment securities	8,122	835,983
Restricted marketable investment securities (1)	19,772	41,689
Total marketable investment securities	27,894	877,672

Restricted cash and cash equivalents (1)	89,107	62,925

Other investment securities, net:
Equity method investments	126,179	129,655
Cost method investments	3,448	750
Fair value method investments	39,198	37,795
Total other investment securities, net	168,825	168,200

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$285,826	$1,108,797

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash, cash equivalents and marketable investment securities” on our Consolidated Balance Sheets.

Marketable Investment Securities

Our marketable investment securities portfolio may consist of debt and equity instruments. All equity securities are carried at fair value, with changes in fair value recognized in “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss). All debt securities are classified as available-for-sale and are recorded at fair value. We report the temporary unrealized gains and losses related to changes in market conditions of marketable debt securities as a separate component of “Accumulated other comprehensive income (loss)” within “Stockholder’s Equity (Deficit),” net of related deferred income tax on our Consolidated Balance Sheets. The corresponding changes in the fair value of marketable debt securities, which are determined to be company specific credit losses are recorded in “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 2 for further information.

Current Marketable Investment Securities - Strategic

Our current strategic marketable investment securities portfolio includes and may include strategic and financial debt and/or equity investments in private and public companies that are highly speculative and have experienced and continue to experience volatility. As of December 31, 2023, this portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers. The fair value of certain of the debt and equity securities in this portfolio can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of December 31, 2023 and 2022, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit and trusts.

Other Investments, net

We have strategic investments in certain debt and/or equity securities that are included in noncurrent “Other investments, net” on our Consolidated Balance Sheets. Our debt securities are classified as available-for-sale and are recorded at fair value. Generally, our debt investments in non-publicly traded debt instruments without a readily determinable fair value are recorded at amortized cost. Our equity investments where we have the ability to exercise significant influence over the investee are accounted for using the equity method of accounting. Certain of our equity method investments are detailed below.

NagraStar L.L.C. We own a 50% interest in NagraStar L.L.C. (“NagraStar”), a joint venture that is our primary provider of encryption and related security systems intended to assure that only authorized customers have access to our programming. The three main technologies NagraStar provides to its customers are microchips, set-top box software, and uplink computer systems. NagraStar also provides end-to-end platform security testing services.

Invidi Technologies Corporation. We own a 35% interest in Invidi Technologies Corporation (“Invidi”), an entity that provides proprietary software for the addressable advertising market. Invidi contracts with multichannel video programming distributers to include its software in their respective set-top boxes and DVRs in order to deliver targeted advertisements based on a variety of demographic attributes selected by the advertisers. Invidi has also developed a cloud-based solution for internet protocol-based platforms.

TerreStar Solutions, Inc.  We own a 40% interest in TerreStar Solutions, Inc. (“TSI”), an entity that provides wireless mobile communication coverage in Canada using a satellite user terminal.  TSI’s wireless communications system is based on a satellite and ground-based technology, which provides communication services in hard-to-reach areas and provides a nationwide interoperable, survivable and critical communications infrastructure. TSI also holds and leases certain 2 GHz wireless spectrum licenses in Canada.

We also hold investments that are not accounted for using the equity method of accounting, which are measured at fair value. Investments in equity securities without readily determinable fair values are accounted for at cost, less impairment, and adjusted for observable price changes for identical or similar investments of the same issuer.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	December 31, 2023				December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(In thousands)
Cash equivalents (including restricted)	$347,976	$304,410	$43,566	$—	$1,620,458	$174,050	$1,446,408	$—

Debt securities (including restricted):
U.S. Treasury and agency securities	$7,567	$7,567	$—	$—	$22,824	$22,824	$—	$—
Commercial paper	7,500	—	7,500	—	696,324	—	696,324	—
Corporate securities	4,705	—	4,705	—	156,380	—	156,380	—
Other	323	—	179	144	1,489	—	1,345	144
Equity securities	7,799	7,799	—	—	655	655	—	—
Total	$27,894	$15,366	$12,384	$144	$877,672	$23,479	$854,049	$144

As of December 31, 2023, restricted and non-restricted marketable investment securities included debt securities of $20 million with contractual maturities within one year. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Derivative Instruments

We have the option to purchase certain of T-Mobile’s 800 MHz spectrum licenses from T-Mobile at a fixed price.  This instrument meets the definition of a derivative and is valued based upon, among other things, our estimate of the underlying asset price, the expected term, volatility, the risk free rate of return and the probability of us exercising the option. The instrument acquisition date fair value was $713 million. The derivative is remeasured quarterly. As of December 31, 2023 and 2022, the derivative’s fair value was zero and $1.693 billion, respectively, and is included in “Other noncurrent assets, net” on our Consolidated Balance Sheets. The change in the derivative’s carrying value was primarily driven by a decrease in our estimated probability of exercising the option to zero. All changes in the derivative’s fair value are recorded in “Other, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss). See the table below.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Throughout 2023, we were actively involved in negotiations with counterparties to obtain the financing necessary to exercise the 800 MHz purchase option. However, we have been unsuccessful in our attempts to reach terms for a definitive financing agreement. Due to the relatively short time remaining before the 800 MHz purchase option’s expiration on April 1, 2024, we no longer believe it is probable that we will exercise the option. Therefore, we reduced the probability weighted value of the spectrum option to zero. As a result of the probability weighted derivative’s fair value being zero, during the fourth quarter and the year ended December 31, 2023, a loss of $1.601 billion and $1.793 billion, respectively, (both including the $100 million prepayment previously made to T-Mobile) was recorded in “Other, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss). We still maintain the right to exercise the purchase option until it expires on April 1, 2024. If we elect to exercise the option and purchase these licenses, we will record the licenses at fair value at that date in “Regulatory authorizations, net” on our Consolidated Balance Sheets and record a corresponding gain, net of our exercise price, on our Consolidated Statements of Operations and Comprehensive Income (Loss).

We account for our option to purchase certain T-Mobile’s 800 MHz spectrum licenses under the License Purchase Agreement as a Level 3 instrument within the fair value hierarchy.

Gains and Losses on Sales and Changes in Carrying Amounts of Investments and Other

“Other, net” within “Other Income (Expense)” included on our Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Years Ended December 31,
Other, net:	2023	2022	2021

	(In thousands)
Marketable and non-marketable investment securities - realized and unrealized gains (losses)	$4,085	$26,186	$(3,137)
Derivative instruments - net realized and/or unrealized gains (losses) (1)	(1,793,387)	1,015,387	(13,000)
Gains (losses) related to early redemption of debt (2)	73,024	(922)	(3,587)
Equity in earnings (losses) of affiliates	(3,835)	2,616	(1,051)
Other	(21,763)	(4,285)	41,332
Total	$(1,741,876)	$1,038,982	$20,557

(1)	The change in the derivative’s carrying value for the year ended December 31, 2023 was primarily driven by a decrease in our estimated probability of exercising the option. This amount includes the $100 million prepayment previously made to T-Mobile.
(2)	This change primarily resulted from repurchases of our Convertible Notes and 5 7/8% Senior Notes due 2024 during the year ended December 31, 2023. See Note 9 for further information.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

6.     Inventory

Inventory consisted of the following:

	As of
	December 31,	December 31,
	2023	2022

	(In thousands)
Finished goods	$407,620	$447,322
Work-in-process and service repairs	35,464	19,351
Consignment (1)	47,723	14,792
Raw materials	6,251	20,908
Total inventory	$497,058	$502,373

(1)	This change primarily resulted from a distribution agreement related to certain Boost postpaid wireless devices.

7.     Property and Equipment and Intangible Assets

Property and Equipment

Property and equipment consisted of the following:

	Depreciable			As of
	Life			December 31,	December 31,
	(In Years)			2023	2022

				(In thousands)
Equipment leased to customers	2	-	5	$1,181,193	$1,318,272
Satellites	6	-	15	1,718,865	1,718,865
Satellites acquired under finance lease agreements		15		344,447	344,447
Furniture, fixtures, equipment and other	2	-	20	908,924	903,190
5G Network Deployment equipment (1)	3	-	15	4,263,327	770,153
Software and computer equipment	2	-	6	2,111,305	1,666,962
Buildings and improvements	5	-	40	381,757	380,519
Land		-		17,513	17,513
Construction in progress		-		1,802,000	3,170,623
Total property and equipment				12,729,331	10,290,544
Accumulated depreciation				(5,327,384)	(4,650,425)
Property and equipment, net				$7,401,947	$5,640,119

(1)	Includes 5G Network Deployment assets acquired under finance lease agreements.

Construction in progress consisted of the following:

	As of
	December 31,	December 31,
	2023	2022

	(In thousands)
Pay-TV	$162,055	$36,936
Retail Wireless	—	—
5G Network Deployment	1,639,945	3,133,687
Total construction in progress	$1,802,000	$3,170,623

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Depreciation and amortization expense consisted of the following:

	For the Years Ended December 31,
	2023	2022	2021

	(In thousands)
Equipment leased to customers	$166,950	$191,746	$244,755
Satellites	134,948	148,051	189,126
Buildings, furniture, fixtures, equipment and other	91,942	40,703	25,279
5G Network Deployment equipment	371,640	29,992	8,263
Software and computer equipment	235,820	153,040	93,119
Intangible assets and other amortization expense	180,621	153,541	164,310
Total depreciation and amortization	$1,181,921	$717,073	$724,852

Cost of sales and operating expense categories included in our accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation and amortization expense related to satellites, equipment leased to customers, or our 5G Network Deployment equipment and software.

Activity relating to our asset retirement obligations was as follows:

	As of December 31,
	2023	2022

	(In thousands)
Balance at beginning of period	$183,135	$51,551
Liabilities incurred	74,189	124,822
Accretion expense	20,963	6,762
Revision to estimated cash flows	—	—
Balance at end of period	$278,287	$183,135

Total included in Other long-term liabilities	$278,287	$183,135

The corresponding assets, net of accumulated depreciation, related to asset retirement obligations were $217 million and $162 million as of December 31, 2023 and 2022, respectively.

Satellites Pay-TV Segment

Our Pay-TV segment currently utilizes nine satellites in geostationary orbit approximately 22,300 miles above the equator, seven of which we own and depreciate over their estimated useful life. We also lease two satellites from third parties: Anik F3, which is accounted for as an operating lease, and Nimiq 5, which is accounted for as a finance lease and is depreciated over its economic life. As of July 2023, we no longer lease the Ciel II satellite.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 31, 2023, our Pay-TV segment satellite fleet consisted of the following:

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

Satellite Under Construction

EchoStar XXV. On March 20, 2023, we entered into a contract with Maxar Space LLC for the construction of EchoStar XXV, a DBS satellite that is capable of providing service to the continental United States (“CONUS”) and is intended to be used at the 110 degree orbital location. During the fourth quarter of 2023, we entered into an agreement with Space Exploration Technologies Corp (“SpaceX”) for launch services for this satellite, which is expected to be launched during 2026.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Intangible Assets

As of December 31, 2023 and 2022, our identifiable intangibles subject to amortization consisted of the following:

	As of December 31,
	2023		2022
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization

	(In thousands)
Technology-based	$63,766	$(60,590)	$63,545	$(60,022)
Trademarks	135,134	(71,640)	135,134	(61,007)
Contract-based	41,500	(41,500)	41,500	(41,500)
Customer relationships	628,598	(535,778)	628,598	(366,357)
Total	$868,998	$(709,508)	$868,777	$(528,886)

These identifiable intangibles are included in “Intangible assets, net” on our Consolidated Balance Sheets. Amortization of these intangible assets is recorded on a straight-line basis over an average finite useful life primarily ranging from approximately two to 20 years. Amortization was $181 million, $154 million and $164 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Estimated future amortization of our identifiable intangible assets as of December 31, 2023 is as follows (in thousands):

For the Years Ended December 31,
(In thousands)
2024	$95,641
2025	13,534
2026	11,838
2027	11,355
2028	10,872
Thereafter	16,029
Total	$159,269

Goodwill

Goodwill represents the excess of the consideration transferred over the estimated fair values of assets acquired and liabilities assumed as of the acquisition date and is not subject to amortization but is subject to impairment testing annually or whenever indicators of impairment arise.

During the year ended December 31, 2023 we recorded a noncash impairment charge for goodwill of $225 million in “Impairment of long-lived assets and goodwill” on our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 2 for further information. The non-recurring measurement of fair value of goodwill is classified as Level 3 in the fair value hierarchy.

As of December 31, 2023 and 2022, our goodwill consisted of the following:

	As of
	December 31,	December 31,
	2023	2022

	(In thousands)
Pay-TV	$—	$6,457
Retail Wireless	—	98,657
5G Network Deployment	—	119,903
Total goodwill	$—	$225,017

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Regulatory Authorizations – Pay-TV and 5G Network Deployment Segments

As of December 31, 2023 and 2022, our Regulatory Authorizations with indefinite lives consisted of the following:

	As of December 31,
	2023	2022

	(In thousands)
Owned:
DBS Licenses	$677,409	$677,409
700 MHz Licenses	711,871	711,871
AWS-4 Licenses	1,940,000	1,940,000
H Block Licenses	1,671,506	1,671,506
600 MHz Licenses	6,213,335	6,212,579
MVDDS Licenses	24,000	24,000
28 GHz Licenses	2,883	2,883
24 GHz Licenses	11,772	11,772
37 GHz, 39 GHz & 47 GHz Licenses	202,533	202,533
3550-3650 MHz Licenses	912,939	912,939
3.7-3.98 GHz Licenses	2,969	2,688
3.45-3.55 GHz Licenses	7,327,989	7,327,989
1695-1710 MHz, 1755-1780 MHz, and 2155-2180 MHz	972	—
AWS-3	5,618,930	5,618,930
Subtotal	25,319,108	25,317,099
Noncontrolling Investments:
SNR	4,271,459	4,271,459

Capitalized Interest (1)	8,523,682	7,344,515
Total	$38,114,249	$36,933,073

(1)	See Note 2 for further information.

8.Leases

Lessee Accounting

We enter into non-cancelable operating and finance leases for, among other things, communication towers, satellites, office space, dark fiber and transport equipment, warehouses and distribution centers, vehicles and other equipment. Substantially all of our leases have remaining lease terms from one to 13 years, some of which include renewal options, and some of which include options to terminate the leases within one year. For certain arrangements (generally communication towers), the lease term includes the non-cancelable period plus the renewal period that we are reasonably certain to exercise.

Through the first quarter of 2022, our Anik F3 and Nimiq 5 satellites were accounted for as finance leases within our Pay-TV segment. However, during April 2022, we extended the Anik F3 lease and as a result it is currently accounted for as an operating lease. Substantially all of our remaining leases are accounted for as operating leases.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The components of lease expense were as follows:

	For the Years Ended December 31,
	2023	2022	2021
	(In thousands)
Operating lease cost (1)	$516,920	$332,385	$89,565

Short-term lease cost (2)	10,521	13,328	12,956

Finance lease cost:
Amortization of right-of-use assets (3)	66,966	28,037	65,967
Interest on lease liabilities (3)	14,090	12,145	14,693
Total finance lease cost (3)	81,056	40,182	80,660
Total lease costs	$608,497	$385,895	$183,181

(1)	The increase in operating lease cost is primarily related to communication tower leases.
(2)	Leases that have terms of 12 months or less.
(3)	The decrease in finance lease cost for the year ended December 31, 2022 is primarily related to the QuetzSat-1 finance lease, which expired in November 2021, as well as the Anik F3 finance lease that was extended in April 2022 and as a result is currently accounted for as an operating lease. The increase in finance lease cost for the year ended December 31, 2023 is primarily related to equipment for our 5G Network Deployment.

Supplemental cash flow information related to leases was as follows:

	For the Years Ended December 31,
	2023	2022	2021

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$346,091	$163,320	$72,479
Operating cash flows from finance leases	$13,400	$11,053	$12,868
Financing cash flows from finance leases	$53,467	$42,617	$62,679

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$741,017	$1,398,050	$1,467,983
Finance leases	$53,771	$66,312	$—

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Supplemental balance sheet information related to leases was as follows:

	As of December 31,
	2023	2022

	(In thousands)
Operating Leases:
Operating lease assets (1)	$2,934,862	$2,687,522

Other current liabilities (1)	$301,172	$194,030
Operating lease liabilities (1)	2,992,863	2,687,883
Total operating lease liabilities (1)	$3,294,035	$2,881,913

Finance Leases:
Property and equipment, gross	$465,549	$411,778
Accumulated depreciation	(370,768)	(303,802)
Property and equipment, net	$94,781	$107,976

Other current liabilities	$56,459	$48,066
Other long-term liabilities	67,199	75,287
Total finance lease liabilities	$123,658	$123,353

Weighted Average Remaining Lease Term:
Operating leases	10.7 years	11.8 years
Finance leases	2.2 years	2.7 years

Weighted Average Discount Rate:
Operating leases	9.5%	7.3%
Finance leases	9.7%	9.8%

(1)	In the fourth quarter of 2023, we revised certain terms with a vendor supplying communication towers. The revision in terms resulted in a lease modification, which was not accounted for as a separate contract. On the measurement date, we reassessed the terms of the original agreement, including but not limited to the timing of future cash flows, the remaining economic life of the underlying asset, the discount rate and the lease classification. This resulted in a reduction to both the operating lease asset and operating lease liability by approximately $227 million, which is included in “Operating lease assets,” and “Operating lease liabilities” on our Consolidated Balance Sheets.

Maturities of lease liabilities as of December 31, 2023 were as follows:

	Maturities of Lease Liabilities
	Operating	Finance
For the Years Ending December 31,	Leases	Leases	Total

	(In thousands)
2024	$423,347	$66,073	$489,420
2025	463,276	35,392	498,668
2026	495,472	36,588	532,060
2027	495,786	2,574	498,360
2028	454,612	—	454,612
Thereafter	3,067,035	—	3,067,035
Total lease payments	5,399,528	140,627	5,540,155
Less: Imputed interest	(2,105,493)	(16,969)	(2,122,462)
Total	3,294,035	123,658	3,417,693
Less: Current portion	(301,172)	(56,459)	(357,631)
Long-term portion of lease obligations	$2,992,863	$67,199	$3,060,062

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

9.     Long-Term Debt and Finance Lease Obligations

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of December 31, 2023 and 2022:

		As of
		December 31, 2023		December 31, 2022
	Issuer	Carrying Amount	Fair Value	Carrying Amount	Fair Value

		(In thousands)
5% Senior Notes due 2023 (1)	DDBS	$—	$—	$1,443,179	$1,441,635
2 3/8% Convertible Notes due 2024 (2)	DISH	951,168	944,034	1,000,000	906,970
5 7/8% Senior Notes due 2024 (3)	DDBS	1,982,544	1,872,275	2,000,000	1,870,940
0% Convertible Notes due 2025 (4)	DISH	1,957,197	1,228,141	2,000,000	1,287,540
7 3/4% Senior Notes due 2026	DDBS	2,000,000	1,388,060	2,000,000	1,620,280
3 3/8% Convertible Notes due 2026 (5)	DISH	2,908,801	1,570,753	3,000,000	1,894,230
5 1/4% Senior Secured Notes due 2026	DDBS	2,750,000	2,366,073	2,750,000	2,336,813
11 3/4% Senior Secured Notes due 2027 (6)	DISH	3,500,000	3,668,980	2,000,000	2,071,240
7 3/8% Senior Notes due 2028	DDBS	1,000,000	600,160	1,000,000	708,320
5 3/4% Senior Secured Notes due 2028	DDBS	2,500,000	2,013,125	2,500,000	2,013,675
5 1/8% Senior Notes due 2029	DDBS	1,500,000	774,600	1,500,000	976,755
Other notes payable		113,564	113,564	138,303	138,303
Subtotal		21,163,274	$16,539,765	21,331,482	$17,266,700
Unamortized deferred financing costs and other debt discounts, net		(67,215)		(105,697)
Finance lease obligations (7)		123,658		123,353
Total long-term debt and finance lease obligations (including current portion)		$21,219,717		$21,349,138

(1)	We had repurchased or redeemed the principal balance of our 5% Senior Notes due 2023 as of March 15, 2023, the instrument’s maturity date.
(2)	During the year ended December 31, 2023, we repurchased approximately $49 million of our 2 3/8% Convertible Notes due 2024 in open market trades. The remaining balance of approximately $951 million matured and was redeemed on March 15, 2024.
(3)	During the year ended December 31, 2023, we repurchased approximately $17 million of our 5 7/8% Senior Notes due 2024 in open market trades. The remaining balance of approximately $1.983 billion matures on November 15, 2024 and is included in “Current portion of long-term debt and finance lease obligations” on our Consolidated Balance Sheets as of December 31, 2023.
(4)	During the year ended December 31, 2023, we repurchased approximately $43 million of our 0% Convertible Notes due 2025 in open market trades. The remaining balance of approximately $1.957 billion matures on December 15, 2025.
(5)	During the year ended December 31, 2023, we repurchased approximately $91 million of our 3 3/8% Convertible Notes due 2026 in open market trades. The remaining balance of approximately $2.909 billion matures on August 15, 2026.
(6)	On January 26, 2023, we issued an additional $1.5 billion aggregate principal amount of our 11 3/4% Senior Secured Notes due 2027.
(7)	Disclosure regarding fair value of finance leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DISH DBS Unsecured Senior Notes

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

Convertible Notes

Merger with EchoStar

In connection with the completion of the Merger, on December 31, 2023, at the Effective Time, the right of the holders of the Convertible Notes that were outstanding as of the completion of the Merger to convert each $1,000 principal amount of such Convertible Notes into shares of DISH Class A Common Stock was changed into a right to convert such principal amount of Convertible Notes into the number of shares of EchoStar Class A Common Stock that a holder of a number of shares of DISH Class A Common Stock equal to the applicable initial conversion rate (as defined in the applicable Indenture) would have been entitled to receive upon the completion of the Merger. Upon the completion of the Merger, each then-outstanding share of DISH Class A Common Stock was converted into the right to receive 0.350877 shares of EchoStar Common Stock, resulting in an adjusted initial conversion rate of 4.2677 for the 2 3/8% Convertible Notes due 2024, 8.5657 for the 0% Convertible Notes due 2025 and 5.3835 for the 3 3/8% Convertible Notes due 2026 for each $1,000 principal amount.

As a result of the merger with EchoStar, we have reassessed the classification of the conversion features on all of our convertible debt, the note hedge and warrant transactions associated with the convertible notes due 2026. Historically we concluded that these financial instruments were not derivatives. However, as a result in the change of equity issuer (from us to our parent EchoStar) we concluded that the financial instruments are no longer indexed to their own equity and now require derivative accounting. Due to the conversion ratio associated with the merger, the strike prices on all associated financial instruments are significantly out of the money and have nominal value. We will reassess the value of these derivatives on a quarterly basis and record the change in fair value through “Other, net” within “Other Income (Expense)” included on our Consolidated Statements of Operations and Comprehensive Income (Loss).

All amounts below represent the adjusted conversion rate.

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

Subject to the terms of the related indenture, the Convertible Notes due 2025 may be converted at an initial conversion rate of 8.566 shares of EchoStar’s Class A common stock per $1,000 principal amount of the Convertible Notes due 2025 (equivalent to an initial conversion price of approximately $116.74 per share of EchoStar’s Class A common stock) (the “Initial Conversion Rate”), at any time on or after July 15, 2025 through the second scheduled trading day preceding the maturity date. Holders of the Convertible Notes due 2025 will also have the right to convert the Convertible Notes due 2025 at the Initial Conversion Rate prior to July 15, 2025, but only upon the occurrence of specified events described in the related indenture. The conversion rate is subject to anti-dilution adjustments if certain events occur. Upon any conversion, EchoStar will settle its conversion obligation in cash, shares of EchoStar’s Class A common stock or a combination of cash and shares of EchoStar’s Class A common stock, at its election.

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

Subject to the terms of the related indenture, the Convertible Notes due 2026 may be converted at an initial conversion rate of 5.383 shares of EchoStar’s Class A common stock per $1,000 principal amount of Convertible Notes due 2026 (equivalent to an initial conversion price of approximately $185.76 per share of EchoStar’s Class A common stock) (the “Initial Conversion Rate”), at any time on or after March 15, 2026 through the second scheduled trading day preceding the maturity date. Holders of the Convertible Notes due 2026 will also have the right to convert the Convertible Notes due 2026 at the Initial Conversion Rate prior to March 15, 2026, but only upon the occurrence of specified events described in the related indenture. The conversion rate is subject to anti-dilution adjustments if certain events occur. Upon any conversion, EchoStar will settle its conversion obligation in cash, shares of EchoStar’s Class A common stock or a combination of cash and shares of EchoStar’s Class A common stock, at its election.

Convertible Note Hedge and Warrant Transactions

Merger with EchoStar. In connection with the completion of the Merger, on December 31, 2023, we and EchoStar entered into a note hedge amendment letter agreement with each option counterparty pursuant to which, at the Effective Time, our right to purchase shares of DISH Class A Common Stock pursuant to the terms of the applicable convertible note hedge transactions was changed into a right to purchase shares of EchoStar Class A Common Stock.

In addition, in connection with the completion of the Merger, on December 31, 2023, we and EchoStar entered into a warrant amendment letter agreement and warrant guarantee with each option counterparty, pursuant to which, at the Effective Time, each counterparty’s right to purchase shares of DISH Network Class A Common Stock pursuant to the applicable warrant transactions was changed into a right to purchase shares of EchoStar Class A Common Stock, and EchoStar guaranteed all of our obligations under the applicable warrant transactions.

In connection with the offering of the Convertible Notes due 2026, we entered into convertible note hedge transactions with certain option counterparties. The convertible note hedge transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the Convertible Notes due 2026, the number of shares of our Class A Common Stock underlying the Convertible Notes due 2026, which initially gives us the option to purchase approximately 46 million shares of our Class A Common Stock at a price of approximately $65.18 per share, which in connection with the completion of the Merger converted into approximately 16 million shares of EchoStar Class A Common Stock at a price of approximately $185.76 per share. The total cost of the original convertible note hedge transactions was $635 million. Concurrently with entering into the convertible note hedge transactions, we also entered into warrant transactions with each option counterparty whereby we sold to such option counterparty warrants to purchase, subject to customary anti-dilution adjustments, up to the same number of shares of our Class A common stock, which initially gives the option counterparties the option to purchase approximately 46 million shares of our Class A common stock at a price of approximately $86.08 per share, which in connection with the completion of the Merger converted into approximately 16 million shares of EchoStar Class A Common Stock at price ranges of approximately $185.75 to $245.33 per share. We received $376 million in cash proceeds from the original sale of these warrants. In accordance with accounting guidance on hedge and warrant transactions, the net cost incurred in connection with the convertible note hedge and warrant transactions are recorded as a reduction in “Additional paid-in capital” within “Stockholders’ Equity (Deficit)” on our Consolidated Balance Sheets as of December 31, 2016.

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

Intercompany Loan

The net proceeds from the offering of our 5 1/4% Senior Secured Notes due 2026 and our 5 3/4% Senior Secured Notes due 2028 (the “Senior Notes”) issued on November 26, 2021 were used by DISH DBS to make an intercompany loan to DISH Network pursuant to a Loan and Security Agreement dated November 26, 2021 (together with potential future advances to DISH Network, the “Intercompany Loan”) between DISH DBS and DISH Network in order to finance the purchase of wireless spectrum licenses and for general corporate purposes, including our 5G Network Deployment. The Intercompany Loan will mature in two tranches, with the first tranche maturing on December 1, 2026 (the “2026 Tranche”) and the second tranche maturing on December 1, 2028 (the “2028 Tranche”). DISH DBS may make additional advances to DISH Network under the Intercompany Loan, and on February 11, 2022, DISH DBS advanced an additional $1.5 billion to DISH Network under the Intercompany Loan 2026 Tranche. Interest accrues and is payable semiannually, and interest payments with respect to the Intercompany Loan are, at our option, payable in kind for the first two years. In the third year, a minimum of 50% of each interest payment due with respect to each tranche of the Intercompany Loan must be paid in cash. Thereafter, interest payments must be paid in cash. Interest will accrue: (a) when paid in cash, at a fixed rate of 0.25% per annum in excess of the interest rate applicable to, in the case of the 2026 Tranche, the 5 1/4% Senior Secured Notes due 2026, and in the case of the 2028 Tranche, the 5 3/4% Senior Secured Notes due 2028 (each, the “Cash Accrual Rate” with respect to the applicable tranche); and (b) when paid in kind, at a rate of 0.75% per annum in excess of the Cash Accrual Rate for the applicable tranche. As of December 31, 2023, the total Intercompany Loan amount outstanding plus interest paid in kind was $7.496 billion. As of December 31, 2023, interest payments for the Intercompany Loan paid in cash totaled $105 million. In January 2024, the 2026 Tranche of $4.7 billion was assigned to EchoStar Intercompany Receivable Company L.L.C., our parent, EchoStar’s, direct wholly-owned subsidiary, such that amounts owed in respect of the 2026 Tranche will now be paid by DISH Network to EchoStar Intercompany Receivable L.L.C. See Note 18 for further information.

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

DISH Network Senior Secured Notes

Our DISH Network Senior Secured Notes are:

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

The indenture related to our DISH Network Senior Secured Notes contain restrictive covenants that, among other things, impose limitations on our ability and certain of our subsidiaries to:

●	incur additional debt;
●	pay dividends or make distributions on our capital stock or repurchase our capital stock;
●	make certain investments of Spectrum Collateral;
●	create liens or enter into sale and leaseback transactions;
●	enter into transactions with affiliates;
●	merge or consolidate with another company; and
●	transfer or sell assets.

In the event of a change of control, as defined in the related indenture, we would be required to make an offer to repurchase all or any part of a holder’s DISH Network Senior Secured Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

11 3/4% Senior Secured Notes due 2027

On November 15, 2022 and January 26, 2023, we issued $2.0 billion and $1.5 billion, respectively, aggregate principal amount of our 11 3/4% Senior Secured Notes due November 15, 2027. Interest accrues at an annual rate of 11 3/4% and is payable semi-annually in cash, in arrears on May 15 and November 15 of each year, commencing on May 15, 2023.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Interest on Long-Term Debt

			Annual
		Semi-Annual	Debt Service
	Issuer	Payment Dates	Requirements
			(In thousands)
2 3/8% Convertible Notes due 2024 (1)	DISH	March 15 and September 15	$23,750
5 7/8% Senior Notes due 2024 (2)	DDBS	May 15 and November 15	$117,500
7 3/4% Senior Notes due 2026	DDBS	January 1 and July 1	$155,000
3 3/8% Convertible Notes due 2026	DISH	February 15 and August 15	$101,250
5 1/4% Senior Secured Notes due 2026	DDBS	June 1 and December 1	$144,375
11 3/4% Senior Secured Notes due 2027	DISH	May 15 and November 15	$411,250
7 3/8% Senior Notes due 2028	DDBS	January 1 and July 1	$73,750
5 3/4% Senior Secured Notes due 2028	DDBS	June 1 and December 1	$143,750
5 1/8% Senior Notes due 2029	DDBS	June 1 and December 1	$76,875

(1)	Our 2 3/8% Convertible Notes due 2024 matured and were redeemed on March 15, 2024.
(2)	Our 5 7/8% Senior Notes due 2024 mature on November 15, 2024 and have been reclassified to “Current portion of long-term debt and finance lease obligations” on our Consolidated Balance Sheets as of December 31, 2023.

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

Other Long-Term Debt and Finance Lease Obligations

Other long-term debt and finance lease obligations consisted of the following:

	As of December 31,
	2023	2022

	(In thousands)
Satellites and other finance lease obligations	$123,658	$123,353
Notes payable related to satellite vendor financing and other debt payable in installments through 2032 with interest rates ranging from approximately 0% to 11.4%	113,564	138,303
Total	237,222	261,656
Less: current portion	(107,717)	(104,011)
Other long-term debt and finance lease obligations, net of current portion	$129,505	$157,645

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

Nimiq 5. On May 19, 2019, we entered into an agreement pursuant to which, on September 10, 2019, the satellite service agreement for Nimiq 5 was transferred to us. Nimiq 5 was launched in September 2009 and commenced commercial operation at the 72.7 degree west longitude orbital location during October 2009. This satellite is accounted for as a finance lease and depreciated over the term of the satellite service agreement. We lease 100% of the capacity on Nimiq 5, and this lease expires in September 2024.

Ciel II. Ciel II, a Canadian DBS satellite, was launched in December 2008 and commenced commercial operation in February 2009. This satellite was previously accounted for as a finance lease and depreciated over the term of the satellite service agreement, however, as a result of an amendment, which was effective during the first quarter 2019, Ciel II is now accounted for as an operating lease. We lease 100% of the capacity on Ciel II. The initial ten-year term expired in January 2019 and as a result of an amendment, we renewed this lease through July 2023. As of July 2023, we no longer lease the Ciel II satellite.

Dell Finance Lease. On July 17, 2020, we entered into a master agreement with Dell to lease certain components of our 5G Network Deployment infrastructure, including certain equipment.

The summary of future maturities of our outstanding long-term debt as of December 31, 2023 is included in the commitments table in Note 13.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

As of December 31, 2023, we had $267 million net operating loss carryforwards (“NOLs”) for federal income tax purposes and $286 million of NOL carryforwards for state income tax purposes, which are partially offset by a valuation allowance. In addition, there are $83 million of tax benefits related to credit carryforwards which are partially offset by a valuation allowance. Portions of the state NOL and credit carryforwards expired in 2023.

The components of the (benefit from) provision for income taxes were as follows:

	For the Years Ended December 31,
	2023	2022	2021

	(In thousands)
Current (benefit) provision:
Federal	$(29,307)	$(23,571)	$126,435
State	29,254	59,690	31,944
Foreign	3,301	(7,118)	2,387
Total current (benefit) provision	3,248	29,001	160,766

Deferred (benefit) provision:
Federal	(293,666)	615,323	509,405
State	(152,725)	85,045	86,822
Increase (decrease) in valuation allowance	71,481	2,367	5,817
Total deferred (benefit) provision	(374,910)	702,735	602,044
Total (benefit) provision	$(371,662)	$731,736	$762,810

Our $1.5 billion loss of “Income (loss) before income taxes” on our Consolidated Statements of Operations and Comprehensive Income (Loss) included income of $2 million related to our foreign operations.

The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal tax rate:

	For the Years Ended December 31,
	2023	2022	2021

	% of pre-tax income/(loss)
Statutory rate	(21.0)	21.0	21.0
State income taxes, net of federal benefit	(5.0)	3.1	2.9
Rates different than statutory	0.1	—	—
Increase (decrease) in valuation allowance	4.8	—	0.2
Tax credits	(2.7)	(0.5)	(0.3)
Impairments	0.7	—	—
Other, net	(1.7)	-	(0.1)
Total (benefit) provision for income taxes	(24.8)	23.6	23.7

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Deferred taxes arise because of the differences in the book and tax bases of certain assets and liabilities. Significant components of deferred tax assets and liabilities were as follows:

	As of December 31,
	2023	2022

	(In thousands)
Deferred tax assets:
NOL, interest, credit and other carryforwards	$1,054,749	$445,389
Accrued and prepaid expenses	866,277	672,854
Stock-based compensation	20,934	23,738
Unrealized (gains) losses on available for sale and other investments (1)	198,587	—
Discount on convertible notes and convertible note hedge transaction, net	46,636	64,643
Deferred revenue	13,197	6,903
Total deferred tax assets	2,200,380	1,213,527
Valuation allowance	(153,453)	(81,972)
Deferred tax asset after valuation allowance	2,046,927	1,131,555

Deferred tax liabilities:
Depreciation	(1,554,517)	(1,374,276)
Unrealized (gains) losses on available for sale and other investments (1)	—	(244,397)
Regulatory authorizations and other intangible amortization	(3,869,784)	(3,400,772)
Bases differences in partnerships and cost method investments (2)	(1,179,888)	(1,042,245)
Total deferred tax liabilities	(6,604,189)	(6,061,690)
Net deferred tax asset (liability)	$(4,557,262)	$(4,930,135)

(1)	Included in this line item are deferred taxes related to, among other things, changes in the probability weighted fair value of our option to purchase certain of T-Mobile’s 800 MHz spectrum licenses. See Note 5 for further information.
(2)	Included in this line item are deferred taxes related to, among other things, our noncontrolling investments in Northstar Spectrum and SNR HoldCo, including deferred taxes created by the tax amortization of the Northstar Licenses and SNR Licenses. See Note 2 for further information.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits included in “Long-term deferred revenue and other long-term liabilities” on our Consolidated Balance Sheets was as follows:

	For the Years Ended December 31,
Unrecognized tax benefit	2023	2022	2021

	(In thousands)
Balance as of beginning of period	$431,640	$388,837	$378,467
Additions based on tax positions related to the current year	3,601	35,180	303
Additions based on tax positions related to prior years	9,292	14,723	12,095
Reductions based on tax positions related to prior years	(7,219)	(7,100)	(1,400)
Reductions based on tax positions related to settlements with taxing authorities	(834)	—	—
Reductions based on tax positions related to the lapse of the statute of limitations	(352)	—	(628)
Balance as of end of period	$436,128	$431,640	$388,837

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We have $366 million in unrecognized tax benefits that, if recognized, could favorably affect our effective tax rate. We do not expect any material portion of this amount to be paid or settled within the next 12 months. Accrued interest and penalties on uncertain tax positions are recorded as a component of “Interest expense, net of amounts capitalized” and “Other, net,” respectively, on our Consolidated Statements of Operations and Comprehensive Income (Loss). During the years ended December 31, 2023, 2022 and 2021, we recorded $39 million, $22 million and $16 million in net interest and penalty expense to earnings, respectively. Accrued interest and penalties were $164 million and $126 million at December 31, 2023 and 2022, respectively. The above table excludes these amounts.

11.    Employee Benefit Plans

Employee Stock Purchase Plan

Our employees may participate in the EchoStar employee stock purchase plan (the “ESPP”), in which EchoStar is authorized to issue up to 5.0 million shares of Class A common stock. At December 31, 2023, EchoStar had 0.5 million shares of Class A common stock which remain available for issuance under the ESPP. Substantially all full-time employees who have been employed by EchoStar for at least one calendar quarter are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase EchoStar’s capital stock under all of EchoStar’s stock purchase plans at a rate which would exceed $25,000 in fair value of capital stock in any one year. The purchase price of the stock is 85% of the closing price of EchoStar’s Class A common stock on the last business day of each calendar quarter in which such shares of EchoStar’s Class A common stock are deemed sold to an employee under the ESPP.

401(k) Employee Savings Plans

EchoStar sponsors a 401(k) Employee Savings Plan (the “DISH Network 401(k) Plan”) for our eligible employees. Voluntary employee contributions to the DISH Network 401(k) Plan may be matched 50% by EchoStar, subject to a maximum annual contribution of $2,500 per employee. Forfeitures of unvested participant balances which are retained by the DISH Network 401(k) Plan may be used to fund matching and discretionary contributions. EchoStar’s Board of Directors may also authorize an annual discretionary contribution to the DISH Network 401(k) Plan, subject to the maximum deductible limit provided by the Internal Revenue Code of 1986, as amended. These contributions may be made in cash or in EchoStar’s stock.

The following table summarizes the expense associated with our matching contributions and discretionary contributions:

	For the Years Ended December 31,
Expense Recognized Related to the 401(k) Plan	2023	2022	2021

	(In thousands)
Matching contributions, net of forfeitures	$14,532	$12,800	$8,912
Discretionary stock contributions, net of forfeitures	$70	$14,564	$26,383

12.    Stock-Based Compensation

Merger with EchoStar

Upon the completion of the Merger with EchoStar, EchoStar adopted all of DISH Network’s stock compensation plans. In addition, in connection with the Merger, EchoStar assumed the share reserve under each of the DISH Network Corporation 2019 Stock Incentive Plan and the Amended and Restated DISH Network Corporation 2001 Nonemployee Director Stock Option Plan to employees and directors who were employed by, or provided services to, DISH Network immediately prior to the effective time of the Merger.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

At the Effective Time, each DISH Network stock option outstanding immediately prior to the Effective Time was converted automatically into an EchoStar stock option on substantially the same terms and conditions (including, if applicable, with respect to any performance-based vesting, subject to certain adjustments that may be made pursuant to the terms of the Amended Merger Agreement and to the extent necessary to reflect the consummation of the Merger and the other transactions contemplated by the Amended Merger Agreement), with respect to a number of shares of EchoStar Class A Common Stock equal to (i) the number of shares of DISH Network Common Stock subject to the corresponding DISH Network stock option immediately prior to the Effective Time, multiplied by (ii) the Exchange Ratio (with the resulting number rounded down to the nearest whole share), at an exercise price (rounded up to the nearest whole cent) equal to the exercise price of the corresponding DISH Network stock option immediately prior to the Effective Time divided by the Exchange Ratio.

At the Effective Time, each DISH Network restricted stock unit award outstanding immediately prior to the Effective Time was converted automatically into an EchoStar restricted stock unit award on substantially the same terms and conditions, with respect to a number of shares of EchoStar Class A Common Stock equal to (i) the number of shares of DISH Network Common Stock subject to the corresponding DISH Network restricted stock unit award immediately prior to the Effective Time, multiplied by (ii) the Exchange Ratio (with the resulting number rounded to the nearest whole share).

Stock Incentive Plans

All information below includes the Merger conversion discussed above.

EchoStar maintains stock incentive plans to attract and retain officers, directors and key employees. Our employees participate in the EchoStar stock incentive plans. Stock awards under these plans include both performance/market and non-performance based stock incentives. As of December 31, 2023, EchoStar had outstanding under these plans stock options to acquire 9.9 million shares of EchoStar’s Class A common stock and 49 thousand restricted stock units and awards associated with our employees. Stock options granted on or prior to December 31, 2023 were granted with exercise prices equal to or greater than the market value of EchoStar’s Class A common stock at the date of grant and with a maximum term of approximately ten years. EchoStar accounts for forfeitures as they are incurred. While historically EchoStar has issued stock awards subject to vesting, typically at the rate of 20% per year, certain stock awards have been granted with immediate vesting and certain other stock awards vest only upon the achievement of certain EchoStar-specific subscriber, operational and/or financial goals. In addition, the Ergen 2020 Performance Award is subject to the achievement of specified EchoStar Class A common stock price targets. As of December 31, 2023, EchoStar had 17.2 million shares of its Class A common stock available for future grant under the DISH Network stock incentive plans.

Exchange offer. On June 24, 2022, DISH Network commenced a tender offer to our eligible employees (which excludes our co-founders and the independent members of our Board of Directors, at that time) to exchange eligible stock options (which excludes the Ergen 2020 Performance Award) for new options as detailed in our Schedule TO filed June 23, 2022 with the Securities and Exchange Commission (the “Exchange Offer”), to, among other things, further align our employee incentives with the current market. The Exchange Offer expired on July 22, 2022. As a result of the Exchange Offer, the exercise price of approximately 13 million stock options, affecting approximately 700 eligible employees, was adjusted during the third quarter of 2022 to $20.00.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Stock Award Activity

EchoStar stock option activity associated with our employees was as follows:

	For the Year Ended December 31, 2023
	Options	Weighted- Average Exercise Price	Aggregate intrinsic value (In thousands)	Weighted- Average Remaining Contractual Life
Total options outstanding, beginning of period	10,494,032	$74.66
Granted	790,526	$28.24
Exercised	—	$—
Forfeited and cancelled (1)	(1,397,228)	$78.85
Total options outstanding, end of period	9,887,330	$70.36	$—	7.21
Performance/market based options outstanding, end of period (2)	4,631,083	$84.20
Exercisable at end of period	2,893,380	$65.85	$—	6.85

(1)	Includes the cancellation of the 2013 LTIP. See discussion below.
(2)	These stock options are included in the caption “Total options outstanding, end of period.” See discussion of the 2017 LTIP, 2019 LTIP, 2022 Incentive Plan, Ergen 2020 Performance Award and Other Employee Performance Awards below.

We realized tax benefits from stock awards exercised as follows:

	For the Years Ended December 31,
	2023	2022	2021

	(In thousands)
Tax benefit from stock awards exercised	$1,384	$573	$4,153

EchoStar restricted stock unit and award activity associated with our employees was as follows:

	For the Year Ended December 31, 2023
	Restricted Stock Units/Awards	Weighted- Average Grant Date Fair Value
Total restricted stock units/awards outstanding, beginning of period	502,804	$101.03
Granted	5,776	$17.50
Vested	(275,100)	$93.32
Forfeited and cancelled	(184,835)	$110.50
Total restricted stock units/awards outstanding, end of period	48,645	$98.78

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes additional information about EchoStar stock options and restricted stock units and awards associated with our employees:

	For the Years Ended December 31,
	2023	2022	2021

	(In thousands, except per share amounts)
Stock options:
Weighted-average grant date fair value of options granted	$28.24	$63.90	$112.76
Intrinsic value of options exercised (1)	$—	$98	$16,029

Restricted stock units and awards:
Weighted-average grant date fair value of units and awards granted	$17.50	$88.39	$120.86
Fair value of units and rewards vested (1)	$5,612	$2,212	$980

(1) Intrinsic value and fair value is based on the closing market price of EchoStar’s Class A Common Stock on December 31, 2023.

Long-Term Performance-Based Plans

2013 LTIP. During 2013, EchoStar adopted a long-term, performance-based stock incentive plan (the “2013 LTIP”). The 2013 LTIP provides stock options and restricted stock units in combination, which vest based on certain EchoStar-specific subscriber and financial performance conditions. Exercise of the stock awards is contingent on achieving these performance conditions by September 30, 2022. This plan expired on January 1, 2023 which resulted in the cancellation of 276,147 stock options and 137,449 restricted stock units and awards.

2017 LTIP. On December 2, 2016, EchoStar adopted a long-term, performance-based stock incentive plan (the “2017 LTIP”). The 2017 LTIP provided stock options, which were subject to vesting based on certain EchoStar-specific subscriber and financial performance conditions. Awards were initially granted under the 2017 LTIP as of January 1, 2017. Exercise of the stock awards was contingent on achieving these performance conditions by December 31, 2020, however, none of the performance conditions were achieved. This plan will expire on January 1, 2027 which as of December 31, 2023, would result in the cancellation of 471,727 stock options.

2019 LTIP.  On August 17, 2018, EchoStar adopted a long-term, performance-based stock incentive plan (the “2019 LTIP”).  The 2019 LTIP provides stock options, which vest based on certain EchoStar-specific subscriber, operational and/or financial performance conditions.  Vesting of the stock awards is contingent on achieving these conditions by December 31, 2023.

Although no awards vest until EchoStar attains the performance conditions described above, compensation related to the 2019 LTIP will be recorded based on EchoStar’s assessment of the probability of meeting the performance conditions. If the performance conditions are probable of being achieved, we will begin recognizing the associated non-cash, stock-based compensation expense on our Consolidated Statements of Operations and Comprehensive Income (Loss) over the estimated period to achieve the performance condition.

During the years ended December 31, 2023, 2022 and 2021, EchoStar determined that 85%, 89% and 90%, respectively, of the 2019 LTIP performance conditions were probable of achievement. As a result, non-cash, stock-based compensation expense was recorded for the years ended December 31, 2023, 2022 and 2021, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.” As of December 31, 2023, 2022 and 2021, approximately 78%, 75% and 69%, respectively, of the 2019 LTIP awards had vested. No additional awards will vest in future periods for the 2019 LTIP.

2022 Incentive Plan. On December 30, 2021, EchoStar adopted a performance-based incentive plan (the “2022 Incentive Plan”).  The 2022 Incentive Plan provides stock options, which vest based on certain EchoStar-specific operational and/or financial performance conditions. Awards were initially granted under the 2022 Incentive Plan as of February 1, 2022. Exercise of the stock awards is contingent on achieving these conditions by December 31, 2026.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Although no awards vest until EchoStar attains the performance conditions described above, compensation related to the 2022 Incentive Plan will be recorded based on EchoStar’s assessment of the probability of meeting the performance conditions. If the performance conditions are probable of being achieved, we will begin recognizing the associated non-cash, stock-based compensation expense on our Consolidated Statements of Operations and Comprehensive Income (Loss) over the estimated period to achieve the performance condition.

During the year ended December 31, 2023, EchoStar determined that 100% of the 2022 Incentive Plan performance conditions were probable of achievement. As a result, non-cash, stock-based compensation expense was recorded for the years ended December 31, 2023 as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.” As of December 31, 2023 and 2022, approximately 17% and 33%, respectively, of the 2022 Incentive Plan awards had vested.

Ergen 2020 Performance Award. On November 4, 2020, our Executive Compensation Committee of the Board of Directors, at that time, approved an award to Charles W. Ergen, our Chairman, of long-term performance-based options (the “Ergen 2020 Performance Award”) to purchase up to 4,385,962 shares of EchoStar’s Class A common stock.  The award is subject to the achievement of specified EchoStar Class A common stock price targets during the approximate ten-year period following the date of grant.  The award was granted on November 6, 2020 and will expire on February 6, 2031.

Although no awards will vest until the market conditions are satisfied, as of December 31, 2020, we began recording non-cash, stock-based compensation expense for each vesting tranche based on the estimated achievement date of the specified stock price target.  The valuation and probability of achievement for each tranche is determined using a Monte Carlo simulation.  The same Monte Carlo simulation is used as the basis for determining the expected achievement date.  As the probability of achievement is factored in as part of the Monte Carlo simulation, the expense for these tranches will be recognized concurrently over each tranche’s estimated achievement date even if some or all of the options never vest.  If the related milestone for a tranche is achieved earlier than is expected, all unamortized expense for such tranche will be recognized immediately. Non-cash, stock-based compensation expense was recorded for the years ended December 31, 2023, 2022 and 2021, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.” As of December 31, 2023, 2022 and 2021, approximately 20% of the Ergen 2020 Performance Award awards had vested.

Other Employee Performance Awards. In addition to the above long-term, performance stock incentive plans, EchoStar has other stock awards that vest based on certain other EchoStar-specific subscriber, operational and/or financial performance conditions. Exercise of these stock awards is contingent on achieving certain performance conditions.

Additional compensation related to these awards will be recorded based on EchoStar’s assessment of the probability of meeting the remaining performance conditions. If the remaining performance conditions are probable of being achieved, we will begin recognizing the associated non-cash, stock-based compensation expense on our Consolidated Statements of Operations and Comprehensive Income (Loss) over the estimated period to achieve the performance condition. See the table below titled “Estimated Remaining Non-Cash, Stock-Based Compensation Expense.”

Although no awards vest until the performance conditions are attained, EchoStar determined that certain performance conditions described above were probable of achievement and, as a result, we recorded non-cash, stock-based compensation expense for the years ended December 31, 2023, 2022 and 2021, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The non-cash, stock-based compensation expense associated with these awards for our employees was as follows:

	For the Years Ended December 31,
Non-Cash, Stock-Based Compensation Expense Recognized (1)	2023	2022	2021

	(In thousands)
2022 Incentive Plan	$7,346	$19,088	$—
2019 LTIP	(1,903)	(97)	489
2013 LTIP	—	—	(13,610)
Ergen 2020 Performance Award	12,308	12,308	34,513
Other employee performance awards	462	4,502	9,033
Total non-cash, stock-based compensation expense recognized for performance based awards	$18,213	$35,801	$30,425

(1)“Non-Cash, Stock-Based Compensation Expense Recognized” includes actual forfeitures.

Estimated Remaining Non-Cash, Stock-Based Compensation Expense	2022 Incentive Plan	2019 LTIP	Ergen 2020 Performance Award	Other Employee Performance Awards

	(In thousands)
Expense estimated to be recognized during 2024	$2,119	$—	$10,816	$—
Estimated contingent expense subsequent to 2024	1,114	—	16,913	—
Total estimated remaining expense over the term of the plan	$3,233	$—	$27,729	$—

Given the competitive nature of EchoStar’s business, small variations in subscriber churn, gross new subscriber activation rates and certain other factors can significantly impact subscriber growth. Consequently, while it was determined that achievement of certain other EchoStar-specific subscriber, operational and/or financial performance conditions were not probable as of December 31, 2023, that assessment could change in the future.

Of the 9.9 million stock options and 49 thousand restricted stock units and awards outstanding under the EchoStar stock incentive plans associated with our employees as of December 31, 2023, the following awards were outstanding pursuant to the performance-based stock incentive plans:

	As of December 31, 2023
Performance Based Stock Options	Number of Awards	Weighted- Average Grant Price
2022 Incentive Plan	401,828	$50.78
2019 LTIP	248,758	$60.04
2017 LTIP	471,727	$164.20
Ergen 2020 Performance Award	3,508,770	$78.98
Total	4,631,083	$84.20

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Stock-Based Compensation

Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the years ended December 31, 2023, 2022 and 2021 and was allocated to the same expense categories as the base compensation for such employees:

	For the Years Ended December 31,
	2023	2022	2021

	(In thousands)
Cost of services	$2,609	$6,511	$4,365
Selling, general and administrative	33,534	64,939	47,315
Total non-cash, stock-based compensation	$36,143	$71,450	$51,680

As of December 31, 2023, our total unrecognized compensation cost related to our non-performance based unvested stock awards was $50 million and will be recognized over a weighted-average period of approximately 8.6 years. Share-based compensation expense is recognized based on stock awards ultimately expected to vest.

Valuation

The fair value of each stock option granted (excluding the Ergen 2020 Performance Award) for the years ended December 31, 2023, 2022 and 2021 was estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

	For the Years Ended December 31,
Stock Options	2023			2022			2021
Risk-free interest rate	3.58%	-	4.61%	1.35%	-	4.02%	0.48%	-	1.11%
Volatility factor	34.30%	-	41.25%	32.67%	-	34.84%	29.91%	-	34.51%
Expected term of options in years	4.1	-	6.6	4.1	-	6.0	4.0	-	5.9
Fair value of options granted	$7.40	-	$7.77	$5.97	-	$9.27	$6.20	-	$8.32

While EchoStar currently does not intend to declare dividends on its Class A common stock, EchoStar may elect to do so from time to time. Accordingly, the dividend yield percentage used in the Black-Scholes option valuation model was set at zero for all periods. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded stock options which have no vesting restrictions and are fully transferable. Consequently, our estimate of fair value may differ from other valuation models. Further, the Black-Scholes option valuation model requires the input of highly subjective assumptions. Changes in these subjective input assumptions can materially affect the fair value estimate.

We will continue to evaluate the assumptions used to derive the estimated fair value of EchoStar’s stock options as new events or changes in circumstances become known.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

13.    Commitments and Contingencies

Commitments

As of December 31, 2023, future maturities of our long-term debt, finance lease and contractual obligations are summarized as follows:

	Payments due by period
	Total	2024	2025	2026	2027	2028	Thereafter

	(In thousands)
Long-term debt obligations	$21,163,274	$2,984,970	$1,985,772	$7,669,305	$3,511,107	$3,502,529	$1,509,591
Interest expense on long-term debt	4,490,593	1,237,046	1,106,622	1,105,276	707,126	294,971	39,552
Finance lease obligations (1)	123,658	56,459	30,381	34,290	2,528	—	—
Interest expense on finance lease obligations (1)	16,969	9,614	5,011	2,298	46	—	—
Other long-term obligations (2)	13,406,816	2,886,529	2,198,229	1,913,876	1,158,515	1,013,256	4,236,411
Operating lease obligations (1)	5,399,528	423,347	463,276	495,472	495,786	454,612	3,067,035
Purchase obligations	2,086,259	2,052,898	27,268	5,756	337	—	—
Total	$46,687,097	$9,650,863	$5,816,559	$11,226,273	$5,875,445	$5,265,368	$8,852,589

(1)	See Note 8 for further information on leases.
(2)	Represents minimum contractual commitments related to communication tower obligations, certain 5G Network Deployment commitments, obligations under the NSA with AT&T and the MNSA with T-Mobile, certain wireless device purchases and marketing obligations, radios, software and integration services and satellite related and other obligations.

In certain circumstances the dates on which we are obligated to make these payments could be delayed.

The table above does not include $436 million of liabilities associated with unrecognized tax benefits that were accrued, as discussed in Note 10 and are included on our Consolidated Balance Sheets as of December 31, 2023. We do not expect any portion of this amount to be paid or settled within the next 12 months.

The table above does not include all potential expenses we expect to incur for our 5G Network Deployment. We currently expect capital expenditures, excluding capitalized interest, for our 5G Network Deployment to be approximately $10 billion, including amounts incurred in 2021, 2022 and 2023, of which approximately $1.557 billion is included in the table above in “Other long-term obligations.”

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Wireless – 5G Network Deployment

We have invested a total of over $30 billion in Wireless spectrum licenses, which includes over $10 billion in initial noncontrolling investments in certain entities. The $30 billion of investments related to Wireless spectrum licenses does not include $9 billion of capitalized interest related to the carrying value of such licenses.  See Note 2 for further information on capitalized interest.

We will need to raise additional capital in the future, which may not be available on favorable terms, to fund the efforts described below, as well as, among other things, make any potential Northstar Re-Auction Payment and SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC. There can be no assurance that we will be able to profitably deploy these Wireless spectrum licenses, which may affect the carrying amount of these assets and our future financial condition or results of operations.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Wireless Spectrum Licenses

These Wireless spectrum licenses are subject to certain build-out requirements, as well as certain renewal requirements that are summarized in the table below:

	Carrying	Build-Out Deadlines		Expiration
	Amount	Interim	Final	Date
	(In thousands)
Owned:
DBS Licenses (1)	$677,409
700 MHz Licenses (2)	711,871		June 14, 2025 (3)	June 2033
AWS-4 Licenses (2)	1,940,000		June 14, 2025 (3)	June 2033
H Block Licenses (2)	1,671,506		June 14, 2025 (4)	June 2033
600 MHz Licenses	6,213,335		June 14, 2025 (5)	June 2029
MVDDS Licenses (1)	24,000			July 2024
LMDS Licenses (1)	—			September 2028
28 GHz Licenses	2,883		October 2, 2029 (6)	October 2029
24 GHz Licenses	11,772		December 11, 2029 (6)	December 2029
37 GHz, 39 GHz and 47 GHz Licenses	202,533		June 4, 2030 (6)	June 2030
3550-3650 MHz Licenses	912,939		March 12, 2031 (6)	March 2031
3.7-3.98 GHz Licenses	2,969	July 23, 2029 (6)	July 23, 2033 (6)	July 2036
3.45–3.55 GHz Licenses	7,327,989	May 4, 2026 (6)	May 4, 2030 (6)	May 2037
1695-1710 MHz, 1755-1780 MHz, and 2155-2180 MHz (2)	972			March 2026
AWS-3 (8)	5,618,930		October 2025 (7)	October 2025 (7)
Subtotal	25,319,108
Noncontrolling Investments:
SNR (9)	4,271,459		October 2025 (7)	October 2025 (7)

Capitalized Interest (10)	8,523,682
Total as of December 31, 2023	$38,114,249

(1)	The build-out deadlines for these licenses have been met.
(2)	The interim build-out deadlines for these licenses are in the past.
(3)	In a July 14, 2023 filing to the FCC, we certified that we were offering 5G broadband service to at least 70% of the United States population as of June 14, 2023, and certified to meeting other FCC related commitments. As a result of us providing 5G broadband service to over 50% of the U.S. population by June 14, 2023, the final build-out deadlines have been extended automatically to June 14, 2025. For these licenses, we must offer 5G broadband service to at least 70% of the population in each Economic Area (which is a service area established by the FCC). On September 29, 2023, the FCC confirmed we have met all of our June 14, 2023 band-specific 5G deployment commitments, and two of our three nationwide 5G commitments. The single remaining 5G commitment, that at least 70% of the U.S. population has access to average download speeds equal to 35 Mbps, was confirmed using the drive test methodology agreed to and approved by the FCC and overseen by an independent monitor.
(4)	In a July 14, 2023 filing to the FCC, we certified that we were offering 5G broadband service to at least 70% of the United States population as of June 14, 2023, and certified to meeting other FCC related commitments. As a result of us providing 5G broadband service to over 50% of the U.S. population by June 14, 2023, the final build-out deadlines have been extended automatically to June 14, 2025. For these licenses, we must offer 5G broadband service to at least 75% of the population in each Economic Area (which is a service area established by the FCC). On September 29, 2023, the FCC confirmed we have met all of our June 14, 2023 band-specific 5G deployment commitments, and two of our three nationwide 5G commitments. The single remaining 5G commitment, that at least 70% of the U.S. population has access to average download speeds equal to 35 Mbps, was confirmed using the drive test methodology agreed to and approved by the FCC and overseen by an independent monitor.
(5)	For these licenses, we must offer 5G broadband service to at least 75% of the population in each Partial Economic Area (which is a service area established by the FCC) by this date. We have also acquired certain additional 600 MHz licenses through private transactions. These licenses are currently subject to their original FCC buildout deadlines.
(6)	There are a variety of build-out options and associated build-out metrics associated with these licenses.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(7)	For these licenses, we must provide reliable signal coverage and offer service to at least 75% of the population of each license area by this date. The AWS-3 interim build-out requirement was not met and as a result, the AWS-3 expiration date and the AWS-3 final build-out requirement have been accelerated by two years (from October 2027 to October 2025) for each AWS-3 License area for which we did not meet the requirement.
(8)	On October 12, 2023, the FCC consented to the sale of Northstar Manager’s ownership interests in Northstar Spectrum, which we purchased for a total of approximately $109 million. This purchase resulted in the elimination of all of our noncontrolling investment as it related to Northstar Spectrum as of the purchase date and we continue to consolidate the Northstar Entities as wholly-owned subsidiaries.
(9)	Subsequent to December 31, 2023, the FCC consented to the sale of SNR Wireless Management’s ownership interests in SNR HoldCo, which was purchased by our parent’s direct wholly-owned subsidiary EchoStar SNR HoldCo L.L.C. for a total of approximately $442 million on February 16, 2024. This purchase resulted in the conversion of our outstanding redeemable noncontrolling interest as it relates to SNR HoldCo to noncontrolling interest, which is now held by our parent, EchoStar, as of the purchase date.
(10)	See Note 2 for further information.

Commercialization of Our Wireless Spectrum Licenses and Related Assets. We plan to commercialize our Wireless spectrum licenses through our 5G Network Deployment. We have committed to deploy our 5G Network capable of serving increasingly larger portions of the U.S. population at different deadlines, including 20% of the U.S. population by June 2022 and 70% of the U.S. population by June 2023.  If by June 2023, we are offering 5G broadband service to at least 50% of the U.S. population but less than 70% of the U.S. population, the 70% June 2023 deadline will be extended automatically to June 2025; however, as a result, we may, under certain circumstances, potentially be subject to certain penalties. On June 14, 2022, we announced we had successfully reached our 20% population coverage requirement. In addition, we announced and certified to the FCC that as of June 14, 2023, we offer 5G broadband service to over 73% of the U.S. population, or more than 246 million Americans nationwide. On September 29, 2023, the FCC confirmed we have met all of our June 14, 2023 band-specific 5G deployment commitments, and two of our three nationwide 5G commitments. The single remaining 5G commitment, that at least 70% of the U.S. population has access to average download speeds equal to 35 Mbps, was confirmed using the drive test methodology agreed to and approved by the FCC and overseen by an independent monitor. We now have the largest commercial deployment of 5G VoNR in the world reaching approximately 200 million Americans and 5G broadband service reaching approximately 250 million Americans. We currently expect capital expenditures, excluding capitalized interest, for our 5G Network Deployment to be approximately $10 billion, including amounts incurred in 2021, 2022 and 2023. See Note 2 for further information.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DISH Network Noncontrolling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

Noncontrolling Investments

Recent Developments. On October 12, 2023, the FCC consented to the sale of Northstar Manager’s ownership interests in Northstar Spectrum, which we purchased for a total of approximately $109 million. This purchase resulted in the elimination of all of our redeemable noncontrolling interest as it related to Northstar Spectrum as of the purchase date and we continue to consolidate the Northstar Entities as wholly-owned subsidiaries. Subsequent to December 31, 2023, the FCC consented to the sale of SNR Management’s ownership interests in SNR HoldCo, which was purchased by our parent’s direct wholly-owned subsidiary EchoStar SNR HoldCo L.L.C. for a total of approximately $442 million on February 16, 2024. This purchase resulted in the conversion of our outstanding redeemable noncontrolling interest as it relates to SNR HoldCo to noncontrolling interest, which is now held by our parent, EchoStar, as of the purchase date.

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

FCC Licenses. On October 27, 2015, the FCC granted the Northstar Licenses to Northstar Wireless and the SNR Licenses to SNR Wireless, respectively, which are recorded in “Regulatory authorizations, net” on our Consolidated Balance Sheets. The AWS-3 Licenses are subject to certain interim and final build-out requirements. By October 2021, Northstar Wireless and SNR Wireless must provide reliable signal coverage and offer service to at least 40% of the population in each area covered by an individual AWS-3 License (the “AWS-3 Interim Build-Out Requirement”). By October 2027, Northstar Wireless and SNR Wireless must provide reliable signal coverage and offer service to at least 75% of the population in each area covered by an individual AWS-3 License (the “AWS-3 Final Build-Out Requirement”). The AWS-3 Interim Build-Out Requirement was not met and as a result, the AWS-3 License term and the AWS-3 Final Build-Out Requirement have been accelerated by two years (from October 2027 to October 2025) for each AWS-3 License area in which Northstar Wireless and SNR Wireless did not meet the requirement.

If the AWS-3 Final Build-Out Requirement is not met, the authorization for each AWS-3 License area in which Northstar Wireless and SNR Wireless do not meet the requirement may terminate. These wireless spectrum licenses expire in October 2027 unless they are renewed by the FCC.  There can be no assurance that the FCC will renew these wireless spectrum licenses.

Qui Tam. On September 23, 2016, the United States District Court for the District of Columbia unsealed a qui tam complaint that was filed by Vermont National Telephone Company (“Vermont National”) against us; our wholly-owned subsidiaries, American AWS-3 Wireless I L.L.C., American II, American III, and DISH Wireless Holding L.L.C.; Charles W. Ergen (our Chairman) and Cantey M. Ergen (a member of our Board of Directors, at that time); Northstar Wireless; Northstar Spectrum; Northstar Manager; SNR Wireless; SNR HoldCo; SNR Management; and certain other parties. See “Contingencies – Litigation – Vermont National Telephone Company” for further information.

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

On October 21, 2022, we, through our wholly-owned subsidiary American II received notice that Northstar Manager exercised the Northstar Put Right effective as of October 21, 2022. On October 12, 2023, the FCC consented to the sale of Northstar Manager’s ownership interests in Northstar Spectrum, which we purchased for a total of approximately $109 million. This purchase resulted in the elimination of all of our redeemable noncontrolling interest as it related to Northstar Spectrum as of the purchase date and we continue to consolidate the Northstar Entities as wholly-owned subsidiaries.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On November 15, 2021, we, through our wholly-owned subsidiary American III received notice that SNR Management exercised the SNR Put Right effective as of November 15, 2021. Subsequent to December 31, 2023, the FCC consented to the sale of SNR Management’s ownership interests in SNR HoldCo, which was purchased by our parent’s direct wholly-owned subsidiary EchoStar SNR HoldCo L.L.C. for a total of approximately $442 million on February 16, 2024. This purchase resulted in the conversion of our outstanding redeemable noncontrolling interest as it relates to SNR HoldCo to noncontrolling interest, which is now held by our parent, EchoStar, as of the purchase date.

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

Purchase Obligations

Our 2024 purchase obligations primarily consist of binding purchase orders for certain fixed contractual commitments to purchase programming content, receiver systems and related equipment, broadband equipment, digital broadcast operations, transmission costs, streaming delivery technology and infrastructure, engineering services, and other products and services. In addition, our 2024 purchase obligations also include wireless devices related to our Retail Wireless business. Our purchase obligations may fluctuate significantly from period to period due to, among other things, management’s timing of payments and inventory purchases, which can materially impact our future operating asset and liability balances, and our future working capital requirements. Furthermore, our 2023 purchase obligations related to certain 5G Network Deployment commitments are included in “Other long-term obligations” in the “Commitments” table above.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

ClearPlay, Inc.

On March 13, 2014, ClearPlay, Inc. (“ClearPlay”) filed a complaint against EchoStar, us and our wholly-owned subsidiary DISH Network L.L.C., and EchoStar’s then wholly-owned subsidiary EchoStar Technologies L.L.C., in the United States District Court for the District of Utah. The complaint alleges willful infringement of United States Patent Nos. 6,898,799 (the “799 patent”), entitled “Multimedia Content Navigation and Playback”; 7,526,784 (the “784 patent”), entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; 7,543,318 (the “318 patent”), entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; 7,577,970 (the “970 patent”), entitled “Multimedia Content Navigation and Playback”; and 8,117,282 (the “282 patent”), entitled “Media Player Configured to Receive Playback Filters From Alternative Storage Mediums.” ClearPlay alleges that the AutoHop™ feature of our Hopper® set-top box infringes the asserted patents. On February 11, 2015, the case was stayed pending various third-party challenges before the United States Patent and Trademark Office regarding the validity of certain of the patents asserted in the action.

In those third-party challenges, the United States Patent and Trademark Office found that all claims of the 282 patent are unpatentable, and that certain claims of the 784 patent and 318 patent are unpatentable. ClearPlay appealed as to the 784 patent and the 318 patent, and on August 23, 2016, the United States Court of Appeals for the Federal Circuit affirmed the findings of the United States Patent and Trademark Office. On October 31, 2016, the stay was lifted, and in May 2017, ClearPlay agreed to dismiss EchoStar and us as defendants, leaving DISH Network L.L.C. and DISH Technologies L.L.C. as the sole defendants.

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

In an order dated January 31, 2023, the Court granted in part and denied in part DISH Network L.L.C.’s and DISH Technologies L.L.C.’s motion for summary judgment. Thereafter, ClearPlay narrowed its case to three asserted claims: one under the 799 patent and two under the 970 patent. Following a two-week trial, on March 10, 2023, the jury returned a verdict that DISH Network L.L.C. and DISH Technologies L.L.C. infringed each of the asserted patent claims (though not willfully), and awarded damages of $469 million. That verdict became moot on March 21, 2023, when the trial court indicated that it would grant DISH Network L.L.C.’s and DISH Technologies L.L.C.’s motion for judgment as a matter of law, thus effectively vacating the jury award. On June 2, 2023, the Court entered its formal order granting judgment as a matter of law. On December 12, 2023, the Court denied ClearPlay’s motion to alter or amend the judgment. ClearPlay has filed a notice of appeal to the United States Court of Appeals for the Federal Circuit.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Data Breach Class Actions

On May 9, 2023, Susan Owen-Brooks, an alleged customer, filed a putative class action complaint against us in the United States District Court for the District of Colorado. She purports to represent a nationwide class of all individuals in the United States who allegedly had private information stolen as a result of the February 23, 2023 Cyber-security Incident (and a North Carolina statewide subclass of the same individuals). On behalf of the nationwide class, she alleges claims for contractual breaches, negligence and unjust enrichment (and, on behalf of the North Carolina subclass only, violation of the North Carolina Deceptive Trade Practices Act), and seeks monetary damages, injunctive relief and a declaratory judgment. Since that filing, ten additional putative class action complaints have been filed in the United States District Court for the District of Colorado, purporting to represent the same nationwide class of people, and Owen-Brooks has filed an amended complaint. On August 2, 2023, the Court issued an order consolidating the first ten cases (the eleventh was dismissed) and, on November 16, 2023, the plaintiffs filed a consolidated amended class action complaint.

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

In May 2023, DISH Network L.L.C. and DISH Technologies L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of all claims of the 710 patent and the 122 patent and, on December 11, 2023, the United States Patent and Trademark Office entered decisions instituting each petition.

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

Entropic Communications, LLC (second action)

On February 10, 2023, Entropic filed a second lawsuit against us and our wholly-owned subsidiaries DISH Network L.L.C., Dish Network Service L.L.C. and Dish Network California Service Corporation in the United States District Court for the Central District of California. The complaint alleges infringement of U.S. Patent No. 7,295,518 (the “518 patent”), entitled “Broadband network for coaxial cable using multi-carrier modulation”; U.S. Patent No. 7,594,249 (the “249 patent”), entitled “Network interface device and broadband local area network using coaxial cable”; U.S. Patent Nos. 7,889,759 (the “759 patent”), entitled “Broadband cable network utilizing common bit-loading”; U.S. Patent No. 8,085,802 (the “802 Patent”), entitled “Multimedia over coaxial cable access protocol”; U.S. Patent No. 9,838,213 (the “213 patent”), entitled “Parameterized quality of service architecture in a network”; U.S. Patent No. 10,432,422 (the “422 patent”), entitled “Parameterized quality of service architecture in a network”; U.S. Patent No. 8,631,450 (the “450 patent”), entitled “Broadband local area network”; U.S. Patent No. 8,621,539 (the “539 patent”), entitled “Physical layer transmitter for use in a broadband local area network”; U.S. Patent No. 8,320,566 (the “0,566 patent”), entitled “Method and apparatus for performing constellation scrambling in a multimedia home network”; U.S. Patent No. 10,257,566 (the “7,566 patent”), entitled “Broadband local area network”; U.S. Patent No. 8,228,910 (the “910 Patent”), entitled “Aggregating network packets for transmission to a destination mode”; and U.S. Patent No. 8,363,681 (the “681 patent”), entitled “Method and apparatus for using ranging measurements in a multimedia home network.” Generally, the patents relate to Multimedia over Coax Alliance standards and the manner in which we provide a whole-home DVR network over an on-premises coaxial cable network. Entropic has asserted the same patents in the same court against Comcast, Cox and DirecTV. On September 7, 2023, the Court granted the motion of DISH Network L.L.C., Dish Network Service L.L.C. and Dish Network California Service Corporation to dismiss the claims arising from the 7,566 patent and the 910 patent on the grounds that they claimed in eligible subject matter. In January and February 2024, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of the 249 patent, the 518 patent, the 759 patent, the 450 patent, the 539 patent, the ’0,566 patent, and the ’681 patent.

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

Jones 401(k) Litigation

On December 20, 2021, four former employees filed a class action complaint in the United States District Court for the District of Colorado against us, our Board of Directors at that time, and our Retirement Plan Committee at that time alleging fiduciary breaches arising from the management of our 401(k) Plan. The putative class, comprised of all participants in the Plan on or after January 20, 2016, alleges that the Plan had excessive recordkeeping and administrative expenses and that it maintained underperforming funds. On February 1, 2023, a Magistrate Judge issued a recommendation that the defendants’ motion to dismiss the complaint be granted, and on March 27, 2023, the district court judge granted the motion. As permitted by the Court’s order, the plaintiffs filed an amended complaint on April 10, 2023, which is limited to allegations regarding the alleged underperformance of the Fidelity Freedom Funds. On November 7, 2023, a Magistrate Judge issued a recommendation that the defendants’ motion to dismiss the amended complaint be denied as to the duty to prudently monitor fund performance, but be granted as to the duty of loyalty and, on November 27, 2023, the district court judge entered an order adopting the recommendation.

We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Lingam Securities Class Action (formerly Jaramillo)

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In August 2023, the Court appointed a new lead plaintiff and lead plaintiff’s counsel, and, on October 20, 2023, they filed an amended complaint that abandoned the original allegations. In their amended complaint, plaintiffs allege that, during the class period, the defendants concealed problems concerning the 5G network buildout that prevented scaling and commercializing the network to obtain enterprise customers. The amended complaint adds as individual defendants James S. Allen, our Senior Vice President and Chief Accounting Officer; John Swieringa, our President, Technology and Chief Operating Officer; Dave Mayo, our former Executive Vice President of Network Development; Marc Rouanne, our Executive Vice President and Chief Network Officer; and Stephen Bye, our former Executive Vice President and Chief Commercial Officer. After the defendants filed a motion to dismiss, the plaintiffs filed a further amended complaint, asserting the same theory, on February 23, 2024. The new complaint drops Erik Carlson, John Swieringa, Paul Orban and James Allen as individual defendants.

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

Realtime alleges that our, Sling TV L.L.C.’s, Sling Media L.L.C.’s and Arris Group, Inc.’s streaming video products and services compliant with various versions of the H.264 video compression standard infringe the 897 patent, the 610 patent and the 535 patent, and that the data compression system in HNS’ products and services infringes the 204 patent, the 728 patent, the 867 patent, the 707 patent and the 759 patent.

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

As a result, neither we nor any of our subsidiaries is a defendant in the Original Texas Action; the Court has dismissed without prejudice the Second Texas Action and the Third Texas Action; and our wholly-owned subsidiaries DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C. as well as Arris Group, Inc., are defendants in the Colorado Action, which now has Realtime Adaptive Streaming as the named plaintiff. Following settlements with the plaintiff, EchoStar and HNS were dismissed from the Original Texas Action in February 2019, and Arris Group, Inc. was dismissed from the Colorado Action in March 2021.

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

On July 30, 2021, the District Court granted summary judgment in favor of DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C., holding that the remaining asserted patent, the 610 patent, is invalid because it claims patent-ineligible abstract subject matter. Realtime Adaptive Streaming appealed that ruling to the United States Court of Appeals for the Federal Circuit, and on May 11, 2023, that Court affirmed the District Court’s summary judgment order. Independently, on September 21, 2021, in connection with an ex parte reexamination of the validity of the 610 patent, an examiner at the United States Patent and Trademark Office issued a final office action rejecting each asserted claim of the 610 patent as invalid over the cited prior art. On April 19, 2023, the Patent Trial and Appeal Board rejected Realtime Adaptive Streaming’s appeal and affirmed the examiner’s rejection of the asserted claims of the 610 patent. Realtime did not further appeal the Patent Trial and Appeal Board’s determination and, thus, the asserted claims of the 610 patent were canceled. As a result, DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C. no longer face any possible exposure from this matter, and the liability phase of this case is concluded.

On January 21, 2022, the District Court granted the motion by DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C. to have the case declared “exceptional,” and on September 20, 2022, awarded them $3.9 million in attorneys’ fees. Realtime Adaptive Streaming filed a notice of appeal to the United States Court of Appeals for the Federal Circuit from the exceptionality and fee award orders, and that appeal is now fully briefed and scheduled for oral argument on April 2, 2024.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

SafeCast Limited

On June 27, 2022, SafeCast Limited filed a complaint against us in the United States District Court for the Western District of Texas. The complaint alleges that we infringe U.S. Patent No. 9,392,302, entitled “System for providing improved facilities in time-shifted broadcasts” (the “302 patent”). On the same day, it brought complaints in the same court asserting infringement of the same patent against AT&T, Google, HBO, NBCUniversal, Paramount and Verizon. On October 24, 2022, in response to the parties’ joint motion, the Court ordered the case against us transferred to the United States District Court for the District of Colorado. On December 1, 2022, SafeCast filed an amended complaint naming our wholly-owned subsidiaries DISH Network L.L.C. and DISH Technologies L.L.C. as defendants and withdrawing the allegations as to us. On June 22, 2023, DISH Network L.L.C. and DISH Technologies L.L.C. filed a petition with the United States Patent and Trademark Office challenging the validity of the asserted claims of the 302 patent. On August 28, 2023, the Court stayed the case pending resolution of the petition.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On April 20, 2022, DISH Network L.L.C., DISH Technologies L.L.C. and Sling TV L.L.C. filed a petition with the United States Patent and Trademark Office requesting ex parte reexamination of the validity of one of the asserted claims of the 213 patent, and reexamination was ordered on June 16, 2022. On January 18, 2023, they filed another petition requesting ex parte reexamination of the validity of the four additional asserted claims of the 213 patent, and reexamination was ordered on April 17, 2023. On November 13, 2023, the United States Patent and Trademark Office confirmed the patentability of the claim challenged in our first petition.

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

State of Illinois ex rel. Rodriguez

In March 2020, two private “relators” filed this case in the Circuit Court of Cook County Illinois, County Department, Law Division, under the Illinois False Claims Act against DISH Wireless, Sprint and more than 60 Boost Mobile retailers in Illinois. The defendants only became aware of the lawsuit after it was unsealed in March 2022. The operative Second Amended Complaint alleges that the retailer defendants should have collected sales tax under the Retailers’ Occupation Tax Act on any amounts that Sprint or DISH Network rebated them to facilitate handset price discounts to Illinois consumers (“Prepaid Phone Rebates”) and on any phone activation fees the retailers charged to customers (“Device Setup Charges”). It further alleges that DISH Wireless and Sprint are liable for the alleged violations arising from the Device Setup Charges because of the way they allegedly managed the point-of-sale system that the retailer defendants used. The Plaintiffs seek to recover triple the amount of allegedly unpaid taxes, fines for each alleged violation, and attorneys’ fees and costs. On June 13, 2023, the Court denied the defendants’ motions to dismiss the complaint, but on January 2, 2024, it granted reconsideration and dismissed the complaint as to DISH Wireless and Sprint, with leave to amend. The Plaintiffs filed a Third Amended Complaint on February 2, 2024.

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

On December 28, 2020, the United States Patent and Trademark Office issued a final written decision upholding the validity of the challenged claims of the 273 patent. Sling TV L.L.C. appealed that decision to the United States Court of Appeals for the Federal Circuit, and on February 2, 2022, the Federal Circuit vacated the final written decision and remanded to the United States Patent and Trademark Office to reconsider its ruling. On remand, on September 7, 2022, the United States Patent and Trademark Office issued a revised final written decision finding all challenged claims of the 273 patent invalid. On November 9, 2022, Uniloc filed a notice of appeal of that revised final written decision and briefing was completed on August 11, 2023.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Vermont National Telephone Company

On September 23, 2016, the United States District Court for the District of Columbia unsealed a qui tam complaint that, on May 13, 2015, Vermont National filed against us; our wholly-owned subsidiaries, American AWS-3 Wireless I L.L.C., American II, American III, and DISH Wireless Holding L.L.C.; Charles W. Ergen (our Chairman) and Cantey M. Ergen (a member of our Board of Directors, at that time); Northstar Wireless; Northstar Spectrum; Northstar Manager; SNR Wireless; SNR HoldCo; SNR Management; and certain other parties. The complaint alleges violations of the federal civil False Claims Act (the “FCA”) based on, among other things, allegations that Northstar Wireless and SNR Wireless falsely claimed bidding credits of 25% in the AWS-3 Auction when they were allegedly under the de facto control of DISH Network and, therefore, were not entitled to the bidding credits as designated entities under applicable FCC rules. Vermont National participated in the AWS-3 Auction through its wholly-owned subsidiary, VTel Wireless. The complaint was unsealed after the United States Department of Justice notified the District Court that it had declined to intervene in the action. Vermont National seeks to recover on behalf of the United States government approximately $10 billion, which reflects the $3.3 billion in bidding credits that Northstar Wireless and SNR Wireless claimed in the AWS-3 Auction, trebled under the FCA. Vermont National also seeks civil penalties of not less than $5,500 and not more than $11,000 for each violation of the FCA. On March 2, 2017, the United States District Court for the District of Columbia entered a stay of the litigation until such time as the United States Court of Appeals for the District of Columbia (the “D.C. Circuit”) issued its opinion in SNR Wireless LicenseCo, LLC, et al. v. F.C.C. The D.C. Circuit issued its opinion on August 29, 2017 and remanded the matter to the FCC for further proceedings. See “Commitments – DISH Network Noncontrolling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” above for further information.

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

On August 25, 2023, the FCC provided a sworn declaration stating that “the FCC considers … SNR and Northstar to have fully and timely satisfied their obligations to pay money to the Government arising from the AWS-3 Auction.” On that basis, on September 22, 2023, the Defendants filed a motion seeking partial summary judgment of no damages. On September 26, 2023, the Court denied the motion as premature. On March 8, 2024, the United States filed a motion to exercise its statutory prerogative to intervene in the case for the purpose of moving to dismiss it with prejudice, stating that the case is “unlikely to vindicate the United States’ interests and would needlessly expend the Government’s and this Court’s resources.”

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

14.    Segment Reporting

Operating segments are components of an enterprise for which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Operating income is the primary measure used by our chief operating decision maker to evaluate segment operating performance. We currently operate three primary business segments: (1) Pay-TV; (2) Retail Wireless and (3) 5G Network Deployment. See Note 1 for further information.

All other and eliminations primarily include intersegment eliminations related to intercompany debt and the related interest income and interest expense, which are eliminated in consolidation.

The total assets, revenue and operating income, and purchases of property and equipment (including capitalized interest related to Regulatory authorizations) by segment were as follows:

	As of December 31,
	2023	2022

	(In thousands)
Total assets:
Pay-TV	$49,437,958	$46,295,495
Retail Wireless	777,957	2,798,561
5G Network Deployment (1)	46,793,378	43,462,443
Eliminations (1)	(45,596,262)	(39,949,937)
Total assets	$51,413,031	$52,606,562

(1)	The increase primarily resulted from intercompany advances for capital expenditures related to our 5G Network Deployment.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

				All
			5G Network	Other &	Consolidated
	Pay-TV	Retail Wireless	Deployment	Eliminations	Total

	(In thousands)
Year Ended December 31, 2023
Total revenue	$11,571,159	$3,692,372	$91,928	$(60,371)	$15,295,088
Depreciation and amortization	381,292	221,968	620,685	(42,024)	1,181,921
Operating income (loss)	2,699,810	(643,184)	(1,881,369)	—	175,257
Interest income	2,604,599	27	3,041	(2,502,251)	105,416
Interest expense, net of amounts capitalized	(1,290,099)	(64,565)	(1,186,468)	2,502,251	(38,881)
Other, net	74,114	(1,793,387)	(22,603)	—	(1,741,876)
Income tax (provision) benefit, net	(578,739)	201,091	749,310	—	371,662
Net income (loss)	3,509,685	(2,300,018)	(2,338,089)	—	(1,128,422)

Year Ended December 31, 2022
Total revenue	$12,505,392	$4,135,129	$65,768	$(26,882)	$16,679,407
Depreciation and amortization	428,471	177,914	131,566	(20,878)	717,073
Operating income (loss)	2,933,898	(77,264)	(810,968)	—	2,045,666
Interest income	1,872,645	5	—	(1,829,874)	42,776
Interest expense, net of amounts capitalized	(1,036,829)	(49,123)	(766,703)	1,829,874	(22,781)
Other, net	1,264	1,012,147	25,571	—	1,038,982
Income tax (provision) benefit, net	(911,955)	(219,720)	399,939	—	(731,736)
Net income (loss)	2,859,023	666,045	(1,152,161)	—	2,372,907

Year Ended December 31, 2021
Total revenue	$12,928,707	$4,897,205	$73,889	$(18,695)	$17,881,106
Depreciation and amortization	538,836	176,833	23,005	(13,822)	724,852
Operating income (loss)	3,075,579	343,785	(216,329)	—	3,203,035
Interest income	1,346,502	6	—	(1,335,170)	11,338
Interest expense, net of amounts capitalized	(819,510)	(1,309)	(530,525)	1,335,170	(16,174)
Other, net	(2,917)	26,695	(3,221)	—	20,557
Income tax (provision) benefit, net	(853,362)	(95,982)	186,534	—	(762,810)
Net income (loss)	2,746,292	273,195	(563,541)	—	2,455,946

		Retail	5G Network
	Pay-TV	Wireless	Deployment	Total

	(In thousands)
Year Ended December 31, 2023
Purchases of property and equipment (including capitalized interest related to regulatory authorizations)	$242,736	$—	$3,748,624	$3,991,360

Year Ended December 31, 2022
Purchases of property and equipment (including capitalized interest related to regulatory authorizations)	$131,093	$—	$3,580,518	$3,711,611

Year Ended December 31, 2021
Purchases of property and equipment (including capitalized interest related to regulatory authorizations)	$173,485	$—	$1,790,042	$1,963,527

Geographic Information. Revenue is attributed to geographic regions based upon the customer billing location. Long-lived assets are associated with the geographic regions based upon the location where the asset resides.  All revenue was derived from North America, with all service revenue coming from the United States. Substantially all of our long-lived assets reside in the United States.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Years Ended December 31,
Category:	2023	2022	2021

	(In thousands)
Pay-TV subscriber and related revenue	$11,385,961	$12,360,601	$12,787,485
Retail wireless services and related revenue	3,337,240	3,653,909	4,142,883
Pay-TV equipment sales and other revenue	185,198	144,791	141,222
Retail wireless equipment sales and other revenue	355,132	481,220	754,322
5G network deployment equipment sales and other revenue	91,928	65,768	73,889
Eliminations	(60,371)	(26,882)	(18,695)
Total	$15,295,088	$16,679,407	$17,881,106

15.    Revenue Recognition

Contract Balances

Our valuation and qualifying accounts as of December 31, 2023, 2022 and 2021 were as follows:

	For the Years Ended December 31,
	2023	2022	2021

	(In thousands)
Balance at beginning of period	$44,431	$38,534	$72,278
Current period provision for expected credit losses	67,302	79,664	54,083
Write-offs charged against allowance	(57,742)	(73,845)	(87,919)
Acquisitions	—	78	92
Balance at end of period	$53,991	$44,431	$38,534

Contract liabilities arise when we bill our customers and receive consideration in advance of providing the service. Contract liabilities are recognized as revenue when the service has been provided to the customer. Contract liabilities are recorded in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Consolidated Balance Sheets.

The following table summarizes our contract liability balances:

	As of December 31,
	2023	2022

	(In thousands)
Contract liabilities	$586,867	$672,757

Our beginning of period contract liability recorded as customer contract revenue during 2023 was $642 million.

Performance Obligations

Pay-TV and Retail Wireless Segments

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Contract Acquisition Costs

The following table presents the activity in our contract acquisition costs, net:

	For the Years Ended December 31,
	2023	2022	2021

	(In thousands)
Balance at beginning of period	$381,401	$458,006	$456,255
Additions	278,077	346,577	393,109
Amortization expense	(372,202)	(423,182)	(391,358)
Balance at end of period	$287,276	$381,401	$458,006

16.    Quarterly Financial Data (Unaudited)

Our quarterly results of operations are summarized as follows:

	For the Three Months Ended
	March 31	June 30	September 30	December 31

	(In thousands)
Year ended December 31, 2023:
Total revenue	$3,956,982	$3,911,577	$3,704,516	$3,722,013
Operating income (loss)	323,423	206,334	(41,806)	(312,694)
Net income (loss)	243,238	222,424	(116,839)	(1,477,245)
Net income (loss) attributable to DISH Network	222,705	200,323	(139,185)	(1,496,066)

Year ended December 31, 2022:
Total revenue	$4,330,620	$4,209,963	$4,095,451	$4,043,373
Operating income (loss)	550,360	692,935	427,029	375,342
Net income (loss)	448,846	540,007	429,585	954,469
Net income (loss) attributable to DISH Network	432,651	522,832	412,230	935,520

17.    Related Party Transactions

Related Party Transactions with EchoStar, our Parent.

On January 1, 2008, DISH Network completed the distribution of its technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar. Following the Spin-off, DISH Network and EchoStar operated as separate publicly-traded companies until the Merger on December 31, 2023. See Note 1 for more information. After the Spin-off and prior to the Merger, we and EchoStar entered into certain agreements pursuant to which we obtain certain products, services and rights from EchoStar and EchoStar obtains certain products, services and rights from us.

On February 28, 2017, we and EchoStar and certain of our respective subsidiaries completed a transaction (the “Share Exchange Agreement”) pursuant to which certain assets that were transferred to EchoStar in the Spin-off were transferred back to us. On September 10, 2019, we and EchoStar and certain of our respective subsidiaries completed the transactions contemplated by the Master Transaction Agreement (the “Master Transaction Agreement”) pursuant to which certain assets that were transferred to EchoStar in the Spin-off were transferred back to us. On December 31, 2023, EchoStar completed the acquisition of DISH Network.

The following is a summary of the terms of our principal agreements with EchoStar that may have an impact on our financial condition and results of operations.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

“Trade accounts receivable”

As of December 31, 2023 and 2022, trade accounts receivable from EchoStar was $4 million and $1 million, respectively. These amounts are recorded in “Trade accounts receivable” on our Consolidated Balance Sheets.

“Trade accounts payable”

As of December 31, 2023 and 2022, trade accounts payable to EchoStar was $13 million and $4 million, respectively. These amounts are recorded in “Trade accounts payable” on our Consolidated Balance Sheets.

“Service revenue”

During the years ended December 31, 2023, 2022 and 2021, we received $5 million, $4 million and $4 million, respectively, for services provided to EchoStar. These amounts are recorded in “Service revenue” on our Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these revenues are discussed below.

TT&C Agreement – Master Transaction Agreement. In September 2019, we entered into an agreement pursuant to which we provide TT&C services to EchoStar for a period ending in September 2021, with the option for EchoStar to renew for a one-year period upon written notice at least 90 days prior to the initial expiration (the “MTA TT&C Agreement”). The fees for services provided under the MTA TT&C Agreement are calculated at either: (i) a fixed fee or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided. Either party is able to terminate the MTA TT&C Agreement for any reason upon 12 months’ notice. In June 2021, we amended the MTA TT&C Agreement to extend the term until September 2022 and added the option for EchoStar to renew for three one-year renewal terms. In August 2022, EchoStar exercised its first renewal option for a period ending in September 2023. In June 2023, EchoStar exercised its second renewal option for a period ending in September 2024.

“Equipment sales and other revenue”

During the years ended December 31, 2023, 2022 and 2021, we received $3 million, $2 million and $2 million, respectively, for services provided to EchoStar. These amounts are recorded in “Equipment sales and other revenue” on our Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these revenues are discussed below.

Real Estate Lease Agreements. We have entered into lease agreements pursuant to which we lease certain real estate to EchoStar. The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic areas, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises. The term of each lease is set forth below:

●	El Paso Lease Agreement. During 2012, we began leasing certain space at 1285 Joe Battle Blvd., El Paso, Texas to EchoStar for an initial period ending on August 1, 2015, which also provides EchoStar with renewal options for four consecutive three-year terms. During the second quarter of 2015, EchoStar exercised its first renewal option for a period ending on August 1, 2018 and in April 2018 EchoStar exercised its second renewal option for a period ending in July 2021 and in May 2021 EchoStar exercised its third renewal option for a period ending in July 2024.

●	90 Inverness Lease Agreement. Effective March 1, 2017, EchoStar leases certain space from us at 90 Inverness Circle East, Englewood, Colorado for a period ending in February 2023. EchoStar has the option to renew this lease for four three-year periods. EchoStar exercised its renewal option for a period ending in February 2025.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

●	Cheyenne Lease Agreement. Effective March 1, 2017, EchoStar began leasing certain space from us at 530 EchoStar Drive, Cheyenne, Wyoming for a period ending in February 2019. In August 2018, EchoStar exercised its option to renew this lease for a one-year period ending in February 2020. EchoStar has the option to renew this lease for 12 one-year periods. During September 2019, we and EchoStar amended this lease to provide EchoStar with certain space for a period ending in September 2023, with the option for EchoStar to renew for a one-year period upon 180 days’ written notice prior to the end of the term. This lease was not renewed and terminated in September 2023.

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

Also in September 2019, we entered into an agreement pursuant to which we provide HNS with antenna space and power in Cheyenne, Wyoming for a period of five years commencing no later than October 2020, with four three-year renewal terms, with prior written notice no more than 120 days but no less than 90 days prior to the end of the then-current term.

“Cost of services”

During the years ended December 31, 2023, 2022 and 2021, we incurred $8 million, $12 million and $15 million, respectively, of costs for services provided to us by EchoStar.  These amounts are recorded in “Cost of services” on our Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

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

EchoStar IX. We leased certain satellite capacity from EchoStar on EchoStar IX. Subject to availability, we generally had the right to continue to lease satellite capacity from EchoStar on EchoStar IX on a month-to-month basis. This lease expired on December 31, 2022.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

“Cost of sales – equipment and other”

During the years ended December 31, 2023, 2022 and 2021, we incurred $5 million, $5 million and $6 million, respectively, for satellite hosting, operations and maintenance services as well as transmission of certain data.  These amounts are recorded in “Cost of sales – equipment and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

“Selling, general and administrative expenses”

During the years ended December 31, 2023, 2022 and 2021, we incurred $12 million, $14 million and $19 million, respectively, for selling, general and administrative expenses for services provided to us by EchoStar. These amounts are recorded in “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

Real Estate Lease Agreements. We have entered into lease agreements pursuant to which we lease certain real estate from EchoStar. The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area, and we are responsible for our portion of the taxes, insurance, utilities and maintenance of the premises. The term of each lease is set forth below:

●	Meridian Lease Agreement. We lease all of 9601 S. Meridian Blvd. in Englewood, Colorado for a period ending on December 31, 2024.

●	100 Inverness Lease Agreement. Effective March 1, 2017, we lease certain space from EchoStar at 100 Inverness Terrace East, Englewood, Colorado for a period ending in December 2024. This agreement may be terminated by either party upon 180 days’ prior notice.

Professional Services Agreement. Prior to 2010, we entered into various agreements with EchoStar including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired on January 1, 2010 and were replaced by a Professional Services Agreement. During 2009, we and EchoStar agreed that EchoStar shall continue to have the right, but not the obligation, to receive the following services from us, among others, certain of which were previously provided under the Transition Services Agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services. Additionally, we and EchoStar agreed that we shall continue to have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for us and receive logistics, procurement and quality assurance services from EchoStar and other support services.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On February 28, 2017, DISH Network and EchoStar amended the Professional Services Agreement to, among other things, provide certain transition services to each other. In addition, we and EchoStar amended the Professional Services Agreement effective September 10, 2019 to, among other things, provide certain transition services to each other and to remove certain services no longer necessary. During March 2020, we and EchoStar added a service under the Professional Services Agreement whereby we provide EchoStar with rights to use certain satellite capacity in exchange for certain credits to amounts owed by us to EchoStar under the TerreStar Agreement described above. The Professional Services Agreement renewed on January 1, 2024 for an additional one-year period until January 1, 2025 and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days’ notice. However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days’ notice.

Revenue for services provided by us to EchoStar under the Professional Services Agreement is recorded in “Service revenue” and “Equipment sales and other revenue” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

In light of the Tax Sharing Agreement, among other things, and in connection with our consolidated federal income tax returns for certain tax years prior to and for the year of the Spin-off, during 2013, we and EchoStar agreed upon a supplemental allocation of the tax benefits arising from certain tax items resolved in the course of the IRS’ examination of these consolidated tax returns. As a result, we agreed to pay EchoStar $82 million of the tax benefit we received or will receive. Any payment to EchoStar, including accrued interest, will be made at such time as EchoStar would have otherwise been able to realize such tax benefit. As of December 31, 2023, we have paid $13 million of the tax benefit received, leaving $69 million remaining to be paid.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Amendment also contained provisions related to the term of the State Tax Arrangement. As discussed in prior filings, beginning in 2020, DISH Network and EchoStar no longer files a combined state tax return in any state. All requirements under the State Tax Arrangement were fulfilled in 2022.

As a result of the Merger discussed above, DISH Network and EchoStar are analyzing requirements to determine if combined returns are appropriate for tax years beginning in 2024.

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

Hughes Broadband Master Services Agreement.  In March 2017, DISH Network L.L.C. (“DNLLC”) and HNS entered into the MSA pursuant to which DNLLC, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders for the Hughes broadband satellite service and related equipment; and (ii) installs Hughes service equipment with respect to activations generated by DNLLC.  Under the MSA, HNS will make certain payments to DNLLC for each Hughes service activation generated, and installation performed, by DNLLC.  Payments from HNS for services provided are recorded in “Service revenue” on our Consolidated Statements of Operations and Comprehensive Income (Loss). For the years ended December 31, 2023, 2022 and 2021, these payments were $2 million, $8 million and $9 million, respectively. The MSA has an initial term of five years with automatic renewal for successive one year terms.  After the first anniversary of the MSA, either party has the ability to terminate the MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party.  Upon expiration or termination of the MSA, HNS will continue to provide the Hughes service to subscribers and make certain payments to DNLLC pursuant to the terms and conditions of the MSA. For the years ended December 31, 2023, 2022 and 2021, we purchased broadband equipment from HNS of zero, $7 million and $7 million, respectively, under the MSA.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Intellectual Property and Technology License Agreement – Master Transaction Agreement. Effective September 10, 2019, we and EchoStar entered into an IPTLA (the “MTA IPTLA”), pursuant to which we and EchoStar license to each other certain intellectual property and technology. The MTA IPTLA will continue in perpetuity, unless mutually terminated by the parties. Pursuant to the MTA IPTLA, EchoStar granted to us a license to its intellectual property and technology for use by us, among other things, in connection with our continued operation of the BSS Business acquired pursuant to the Master Transaction Agreement, including a limited license to use the “ESS” and “ECHOSTAR SATELLITE SERVICES” trademarks during a transition period. EchoStar retains full ownership of the “ESS” and “ECHOSTAR SATELLITE SERVICES” trademarks. In addition, we granted a license back to EchoStar, among other things, for the continued use of all intellectual property and technology transferred to us pursuant to the Master Transaction Agreement that is used in EchoStar’s retained businesses.

Related Party Transactions with NagraStar L.L.C.

We own a 50% interest in NagraStar, a joint venture that is our primary provider of encryption and related security systems intended to assure that only authorized customers have access to our programming. Certain payments related to NagraStar are recorded in “Cost of services” on our Consolidated Statements of Operations and Comprehensive Income (Loss). In addition, certain other payments are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Consolidated Balance Sheets or expensed as “Selling, general and administrative expenses” or “Cost of services” on our Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed. We record all payables in “Trade accounts payable” or “Other accrued expenses and liabilities” on our Consolidated Balance Sheets. Our investment in NagraStar is accounted for using the equity method.

The table below summarizes our transactions with NagraStar.

	For the Years Ended December 31,
	2023	2022	2021

	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$37,068	$43,416	$45,944

		As of December 31,
		2023	2022

		(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar		$9,821	$7,422
Commitments to NagraStar		$1,727	$3,272

18. Subsequent Events

Asset Transfers

On January 10, 2024, we transferred certain of our wireless spectrum licenses, including AWS-4, H-Block, CBRS, C-Band - Cheyenne, 12GHz, LMDS, 24 GHz, 28 GHz, 37GHz, 39GHz and 47GHz to EchoStar Wireless Holding L.L.C., EchoStar’s direct wholly-owned subsidiary (the “Spectrum Transfer”). We retained ownership of certain other wireless spectrum licenses, including 600 MHz, 700 MHz, 3.45 GHz and AWS-3, of which 700 MHz and AWS-3 remain unencumbered, and DISH DBS. Prior to the Spectrum Transfer, DISH DBS designated a newly formed subsidiary of DISH Network L.L.C. (the “DBS Subscriber Subsidiary”) as an unrestricted subsidiary. DBS Subscriber Subsidiary holds approximately 3.0 million DISH TV subscribers immediately following the unrestricting of the entity.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In addition, DISH DBS, in its capacity as “Lender” under the terms of the Loan and Security Agreement related to the Intercompany Loan between DISH Network and DISH DBS, has consummated the assignment pursuant to such terms, without any modification or amendment thereto, of its receivable in respect to the 2026 Tranche of $4.7 billion to DBS Intercompany Receivable L.L.C. DBS Intercompany Receivable L.L.C. has subsequently assigned its rights as lender thereunder to EchoStar Intercompany Receivable Company L.L.C., our parent, EchoStar’s direct wholly-owned subsidiary, such that amounts owed in respect of the 2026 Tranche will now be paid by DISH Network to EchoStar Intercompany Receivable L.L.C.

DISH Network Exchange Offers

On January 12, 2023, EchoStar commenced offers (“the DISH Network Exchange Offers”) to exchange the 0% Convertible Notes due 2025 and the 3 3/8% Convertible Notes due 2026 issued by its subsidiary DISH Network, each for 10.00% Senior Secured Notes due 2030 to be issued by EchoStar, in each case, pursuant to the terms described in a preliminary prospectus and consent solicitation statement, dated January 12, 2024. On February 12, 2024, EchoStar announced the expiration and termination of the DISH Exchange Offers.

DISH DBS Exchange Offers

On January 16, 2024, EchoStar announced its wholly-owned subsidiary DISH DBS Issuer LLC (“DBS Issuer”) commenced offers (“the DISH DBS Exchange Offers”) to eligible holders to exchange the 5 7/8% Senior Notes due 2024 (the “DBS 2024 Notes”), the 7 3/4% Senior Notes due 2026, the 7 3/8% Senior Notes due 2028 (the “DBS 2028 Notes”) and the 5 1/8% Senior Notes due 2029 (the “DBS 2029 Notes,” and together with the DBS 2024 Notes, the DBS 2026 Notes and the DBS 2028 Notes, the “DISH DBS Unsecured Senior Notes” issued by DISH DBS), in the amounts and subject to the terms, in each case, described in the exchange offer memorandum and consent solicitation statement, dated January 16, 2024 (the “Exchange Offer Memorandum”). On January 29, 2024, EchoStar announced its wholly-owned subsidiary DISH DBS Issuer elected in its sole discretion to terminate the DBS Exchange Offers.

EchoStar Exchange Offer

On March 4, 2024, EchoStar commenced a tender offer to eligible employees (which excludes EchoStar’s and our co-founders and the independent members of EchoStar’s Board of Directors) to exchange eligible stock options (which excludes the Ergen 2020 Performance Award) for new options as detailed in its Schedule TO filed March 4, 2024 with the Securities and Exchange Commission (the “Exchange Offer”), to, among other things, further align employee incentives with the current market.

Asset Sale to EchoStar

On March 12, 2024, we sold our wholly-owned subsidiary which holds the 700 MHz Spectrum to a wholly-owned subsidiary of our parent, EchoStar, for approximately $1 billion. The proceeds were used to pay the remaining balance of $951 million on our 2 3/8% Convertible Note which matured on March 15, 2024.