Form 10-Q
period 2024-03-31
DISH Network CORP
filed 2024-05-15
CIK 1001082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024.

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☒

As of May 8, 2024, the registrant’s outstanding common stock consisted of 1,000 shares of common stock, $0 par value per share.

The registrant meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

*This item has been omitted pursuant to the reduced disclosure format as set forth in General Instructions (H)(2) of Form 10-Q.

PART I — FINANCIAL INFORMATION

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Unless otherwise required by the context, in this report, the words “DISH Network,” “DISH,” the “Company,” “we,” “our” and “us” refer to DISH Network Corporation and its subsidiaries, “EchoStar” refers to EchoStar Corporation, our parent company, and its subsidiaries, including us, and “DISH DBS” and “DDBS” refers to DISH DBS Corporation, our wholly-owned, indirect subsidiary and its subsidiaries.

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

SUMMARY OF RISK FACTORS

Risks Related to the Integration

●	Although we expect that the Merger will result in synergies and other benefits, those synergies and benefits may not be realized in the amounts anticipated, or may not be realized within the expected timeframe, or at all, and risks associated with the foregoing may also result from any extended delay in the Integration.

Competition and Economic Risks

●	We face intense and increasing competition from providers of video, broadband and/or wireless services. Changing consumer behavior and new technologies in our Pay-TV and/or Wireless business may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.
●	We face certain risks competing in the wireless services industry and operating a facilities-based wireless services business.
●	Our pay-TV competitors may be able to leverage their relationships with programmers to reduce their programming costs and/or offer exclusive content that will place them at a competitive advantage to us.
●	Through the MNSA and the NSA, we depend on T-Mobile and AT&T to provide network services to our Wireless subscribers. Our failure to effectively manage these relationships, including without limitation, our minimum commitments, any system failure in their wireless networks, interruption in the services provided to us, and/or the termination of the MNSA or the NSA could have a material adverse effect on our business, financial condition and results of operations.
●	We compete with the MNOs whose networks we rely on to provide wireless services to our customers, and they may seek to limit, reduce or terminate our network access to the extent that it becomes competitively advantageous to do so.
●	If we are unable to take advantage of technological developments on a timely basis, or at all, we may experience a decline in demand for our services or face challenges in implementing or evolving our business strategy.

i

Operational and Service Delivery Risks

●	Any deterioration in our operational performance, subscriber activations and churn rate and subscriber satisfaction could adversely affect our business, financial condition and results of operations.
●	We depend on others to provide the programming that we offer to our Pay-TV subscribers and, if we fail to obtain or lose access to certain programming, our Pay-TV subscriber activations and our subscriber churn rate may be negatively impacted.
●	We have limited satellite capacity and any failures or reduced capacity, caused by, among other things, operational and environmental risks, could adversely affect our business, financial condition and results of operations.
●	Extreme weather may result in risk of damage to our infrastructure and therefore our ability to provide services, and may lead to changes in federal, state and foreign government regulation, all of which could materially and adversely affect our business, results of operations and financial condition.
●	We rely on a single vendor or a limited number of vendors to provide certain key products or services to us, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.
●	We depend on independent third parties to solicit orders for our services that represent a meaningful percentage of our total gross new subscriber activations.

Risks Related to our Human Capital

●	We rely on highly skilled personnel for our business, and any inability to hire and retain key personnel or to hire qualified personnel may negatively affect our business, financial condition and results of operations.
●	Our business growth and customer retention strategies rely in part on the work of technically skilled employees.

Risks Related to our Products and Technology

●	Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.
●	We are, and may become, party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.
●	If our products contain defects, we could be subject to significant costs to correct such defects and our product and network service contracts could be delayed or cancelled, which could adversely affect our revenue.

Risks Related to Cybersecurity

●	We have experienced and may experience in the future consistent cyber-attacks and attempts to gain unauthorized access to our systems and any failure or inadequacy of our information technology infrastructure and communications systems or those of third parties that we use in our operations could disrupt or harm our business.
●	The confidentiality, integrity, and availability of our services and products depends on the continuing operation of our information technology and other enabling systems.

Acquisition and Capital Structure Risks

●	We have substantial debt outstanding and may incur additional debt and covenants in our Indentures could limit our ability to undertake certain types of activities and adversely affect our liquidity.

ii

●	We may pursue acquisitions, dispositions, capital expenditures, the development, acquisition and launch of new satellites and other strategic initiatives to complement or expand our business, which may not be successful and we may lose a portion or all of our investment in these acquisitions and transactions.
●	We have made substantial investments to acquire certain wireless spectrum licenses and other related assets, and we may be unable to realize a return on these assets.
●	We will need additional capital, which may not be available on favorable terms, to fund current obligations, to continue investing in our business and to finance acquisitions and other strategic transactions.
●	Our parent, EchoStar, is controlled by one principal stockholder, who is also our Chairman.

Risks Related to the Regulation of Our Business

●	Our services depend on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

Other factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption “Risk Factors” in Part I, Item 1A of our most recent Annual Report on Form 10-K (the “10-K”) filed with the SEC, those discussed in “Management’s Narrative Analysis of Results of Operations” herein and in the 10-K and those discussed in other documents we file with the SEC.  All cautionary statements made or referred to herein should be read as being applicable to all forward-looking statements wherever they appear.  Investors should consider the risks and uncertainties described or referred to herein and should not place undue reliance on any forward-looking statements.  The forward-looking statements speak only as of the date made, and we expressly disclaim any obligation to update these forward-looking statements.

iii

Item 1. FINANCIAL STATEMENTS

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	March 31,	December 31,
	2024	2023
Assets
Current Assets:
Cash and cash equivalents	$279,373	$373,641
Marketable investment securities	442	8,122
Trade accounts receivable, net of allowance for credit losses of $62,102 and $53,991, respectively (Note 12)	1,045,022	890,333
Inventory	463,421	497,058
Prepaids and other assets	603,950	572,199
Other current assets	2,412	2,308
Total current assets	2,394,620	2,343,661

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	110,303	108,879
Property and equipment, net	7,265,893	7,401,947
Regulatory authorizations, net	30,282,338	38,114,249
Other investments, net	131,834	168,825
Operating lease assets	2,965,490	2,934,862
Other noncurrent assets, net	172,726	181,118
Intangible assets, net	114,839	159,490
Total noncurrent assets	41,043,423	49,069,370
Total assets	$43,438,043	$51,413,031

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Trade accounts payable	$491,859	$673,291
Deferred revenue and other	611,312	638,471
Accrued programming	1,485,798	1,427,762
Accrued interest	392,602	258,603
Intercompany Loan 2026 Tranche - Interest payable in cash (Note 8)	43,054	—
Other accrued expenses and liabilities	1,582,761	1,552,610
Current portion of long-term debt and finance lease obligations (Note 8)	2,084,090	3,041,429
Total current liabilities	6,691,476	7,592,166

Long-Term Obligations, Net of Current Portion:
Long-term debt and finance lease obligations, net of current portion (Note 8)	18,160,172	18,178,288
Intercompany Loan 2026 Tranche (Note 8)	4,696,836	—
Deferred tax liabilities, net	8,373,097	4,557,262
Operating lease liabilities	3,033,390	2,992,863
Long-term deferred revenue and other long-term liabilities	867,728	861,896
Intercompany Loan 2026 Tranche - Interest payable in kind (Note 8)	46,968	—
Total long-term obligations, net of current portion	35,178,191	26,590,309
Total liabilities	41,869,667	34,182,475

Commitments and Contingencies (Note 9)

Redeemable noncontrolling interests (Note 2)	—	438,382

Stockholder's Equity (Deficit):
Common stock, $0 par value, 1,000 shares authorized, 1,000 shares issued and outstanding
Additional paid-in capital	1,267,147	4,916,120
Accumulated other comprehensive income (loss)	(2,279)	(2,676)
Accumulated earnings (deficit)	(140,479)	11,876,627
Total DISH Network stockholder's equity (deficit)	1,124,389	16,790,071
Noncontrolling interests	443,987	2,103
Total stockholder's equity (deficit)	1,568,376	16,792,174
Total liabilities and stockholder's equity (deficit)	$43,438,043	$51,413,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
Revenue:		.
Service revenue	$3,505,432	$3,811,588
Equipment sales and other revenue	134,457	145,394
Total revenue	3,639,889	3,956,982

Costs and Expenses (exclusive of depreciation and amortization):
Cost of services	2,427,503	2,331,115
Cost of sales - equipment and other	306,534	469,895
Selling, general and administrative expenses	512,799	586,852
Depreciation and amortization	367,074	245,697
Total costs and expenses	3,613,910	3,633,559

Operating income (loss)	25,979	323,423

Other Income (Expense):
Interest income	12,653	40,533
Interest expense, net of amounts capitalized	(170,635)	(7,772)
Other, net (Note 4)	127,342	(30,521)
Total other income (expense)	(30,640)	2,240

Income (loss) before income taxes	(4,661)	325,663
Income tax (provision) benefit, net	(5,570)	(82,425)
Net income (loss)	(10,231)	243,238
Less: Net income (loss) attributable to noncontrolling interests, net of tax	3,648	20,533
Net income (loss) attributable to DISH Network	$(13,879)	$222,705

Comprehensive Income (Loss):
Net income (loss)	$(10,231)	$243,238
Other comprehensive income (loss):
Foreign currency translation adjustments	18	632
Unrealized holding gains (losses) on available-for-sale debt securities	1,748	(24)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(1,749)	(1)
Deferred income tax (expense) benefit, net	—	(126)
Total other comprehensive income (loss), net of tax	17	481
Comprehensive income (loss)	(10,214)	243,719
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	3,648	20,533
Comprehensive income (loss) attributable to DISH Network	$(13,862)	$223,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

(In thousands)

(Unaudited)

			Accumulated
	Class A and B	Additional	Other	Accumulated			Redeemable
	Common	Paid-In	Comprehensive	Earnings	Noncontrolling		Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Interests	Total	Interests
Balance, December 31, 2022	$5,311	$4,851,392	$(3,029)	$13,088,850	$1,757	$17,944,281	$464,359
Issuance of Class A common stock:
Exercise of stock awards	—	(386)	—	—	—	(386)	—
Employee Stock Purchase Plan	4	3,249	—	—	—	3,253	—
Non-cash, stock-based compensation	—	12,037	—	—	—	12,037	—
Other comprehensive income (loss)	—	—	481	—	—	481	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	127	127	20,405
Net income (loss) attributable to DISH Network	—	—	—	222,705	—	222,705	—
Balance, March 31, 2023	$5,315	$4,866,292	$(2,548)	$13,311,555	$1,884	$18,182,498	$484,764

			Accumulated
		Additional	Other	Accumulated			Redeemable
	Common	Paid-In	Comprehensive	Earnings	Noncontrolling		Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Interests	Total	Interests
Balance, December 31, 2023	$—	$4,916,120	$(2,676)	$11,876,627	$2,103	$16,792,174	$438,382
Non-cash, stock-based compensation	—	6,115	—	—	—	6,115	—
Other comprehensive income (loss) and other	—	(62)	17	—	—	(45)	—
Asset Transfer to EchoStar, net of deferred taxes of $3,775,370	—	(3,775,370)	380	(12,003,227)	(146)	(15,778,363)	—
Sale of Assets to EchoStar, net of deferred taxes of $3,857	—	5,513	—	—	—	5,513	—
700 MHz Spectrum Sale to EchoStar, net of deferred taxes of $37,681	—	114,831	—	—	—	114,831	—
Conversion of outstanding redeemable noncontrolling interest in SNR HoldCo to noncontrolling interest	—	—	—	—	441,998	441,998	(441,998)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	32	32	3,616
Net income (loss) attributable to DISH Network	—	—	—	(13,879)	—	(13,879)	—
Balance, March 31, 2024	$—	$1,267,147	$(2,279)	$(140,479)	$443,987	$1,568,376	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
Cash Flows From Operating Activities:
Net income (loss)	$(10,231)	$243,238
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	367,074	245,697
Realized and unrealized losses (gains) on investments, impairments and other	870	259
Realized and unrealized losses (gains) on derivatives	—	28,961
Realized losses (gains) on Sale of Assets to EchoStar (Note 1)	(128,788)	—
Non-cash, stock-based compensation	6,115	12,037
Deferred tax expense (benefit)	(1,073)	70,745
Changes in allowance for credit losses	8,111	171
Change in long-term deferred revenue and other long-term liabilities	16,054	1,214
Other, net	48,293	38,579
Changes in current assets and current liabilities, net	54,261	96,473
Net cash flows from operating activities	360,686	737,374

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(10,730)	(368,091)
Sales and maturities of marketable investment securities	15,748	914,422
Purchases of property and equipment	(415,579)	(707,210)
Capitalized interest related to regulatory authorizations (Note 2)	(93,300)	(199,395)
Purchases of regulatory authorizations, including deposits	(1,104)	(1,771)
Sale of Assets to EchoStar (Note 1)	160,000	—
700 MHz Spectrum Sale to EchoStar (Note 1)	889,000	—
Other, net	(23,352)	1,067
Net cash flows from investing activities	520,683	(360,978)

Cash Flows From Financing Activities:
Repayment of long-term debt and finance lease obligations	(24,851)	(25,626)
Redemption and repurchases of senior notes	(951,168)	(1,443,179)
Proceeds from issuance of senior notes	—	1,500,000
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	—	2,867
Debt issuance costs and debt (discount) premium	—	21,635
Proceeds from accrued interest in conjunction with the issuance of senior notes	—	34,760
Other, net	(62)	(5,073)
Net cash flows from financing activities	(976,081)	85,384

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	(94,712)	461,780
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 4)	462,748	1,847,981
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 4)	$368,036	$2,309,761

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

Recent Developments

Sale and Transfer of Assets to EchoStar

In accordance with Accounting Standards Codification 805-50 Business Combinations – Related Issues, for transactions among entities under common control, generally the assets transferred and/or sold are recorded at the net carrying value of the assets. The difference between the net carrying value and the fair value of the assets transferred and/or sold is recorded in “Additional paid-in capital” or “Accumulated earnings (deficit)” on our Condensed Consolidated Balance Sheets. If an asset transferred and/or sold among entities under common control is determined to be a financial asset, any gain or loss on the sale of the financial asset is recorded in “Other, net” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). All transactions detailed below are transactions among entities under common control.

Sale of Assets to EchoStar. On January 10, 2024, we sold certain assets and equity interests to EchoStar, which included the sale of a financial asset (the “Sale of Assets to EchoStar”), for fair value of approximately $246 million, of which $160 million was paid in cash and the remaining balance is recorded in “Trade accounts receivable” on our Condensed Consolidated Balance Sheets. The difference between our net carrying value of the assets sold to their fair value was $138 million, of which $6 million, net of deferred tax, was recorded in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets as of March 31, 2024 and a $129 million gain related to the financial asset was recorded in “Other, net” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2024.

Asset Transfer to EchoStar. On January 10, 2024, we transferred our wholly-owned subsidiaries that hold certain of our wireless spectrum licenses, including AWS-4, H-Block, CBRS (3550-3650 MHz), C-Band – Cheyenne (3.7-3.98 GHz), 12GHz (MVDDS), LMDS, 24 GHz, 28 GHz, 37GHz, 39GHz and 47GHz to EchoStar Wireless Holding L.L.C., a direct wholly-owned subsidiary of our parent, EchoStar (together with the “Intercompany Loan 2026 Tranche” defined below, the “Asset Transfer to EchoStar”). In addition, DISH DBS, in its capacity as “Lender” under the terms of the Loan and Security Agreement related to the Intercompany Loan between DISH Network and DISH DBS, has consummated the assignment pursuant to such terms, without any modification or amendment thereto, of its receivable in respect to the 2026 Tranche of $4.7 billion (the “Intercompany Loan 2026 Tranche”) to DBS Intercompany Receivable L.L.C. DBS Intercompany Receivable L.L.C. has subsequently assigned its rights as lender thereunder to EchoStar Intercompany Receivable Company L.L.C., our parent, EchoStar’s direct wholly-owned subsidiary, such that amounts owed in respect of the 2026 Tranche will now be paid by us to EchoStar Intercompany Receivable L.L.C. The transferred amount equals our historical net carrying value of these assets, which was $12.003 billion with the offset recorded as a dividend in “Accumulated earnings (deficit)” on our Condensed Consolidated Balance Sheets as of March 31, 2024.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Tax Associated with the Asset Transfer to EchoStar. During the three months ended March 31, 2024, we recorded $3.775 billion in “Deferred tax liabilities, net” on our Condensed Consolidated Balance Sheets resulting from the step up in basis due to the difference in the fair value compared to the book value of the Asset Transfer to EchoStar, with the offset recorded in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets.

700 MHz Spectrum Sale to EchoStar. On March 12, 2024, we sold our wholly-owned subsidiary which holds the 700 MHz spectrum to a wholly-owned subsidiary of our parent, EchoStar (the “700 MHz Spectrum Sale to EchoStar”), for fair value of approximately $1.037 billion, of which $889 million was paid in cash and the remaining balance is recorded in “Trade accounts receivable” on our Condensed Consolidated Balance Sheets. The difference between our net carrying value of the assets sold to their fair value of $115 million, net of deferred tax, was recorded in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets as of March 31, 2024. The proceeds were used to pay the remaining balance of $951 million on our 2 3/8% Convertible Note which matured on March 15, 2024.

The Sale of Assets to EchoStar, Asset Transfer to EchoStar and 700 MHz Spectrum Sale to EchoStar together are referred to as (the “Sale and Transfer of Assets to EchoStar”).

Merger with EchoStar

On December 31, 2023, EchoStar completed the acquisition of DISH Network pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of October 2, 2023 (the “Amended Merger Agreement”), by and among EchoStar, EAV Corp., a Nevada corporation and its wholly owned subsidiary (“Merger Sub”), and DISH Network, pursuant to which EchoStar acquired DISH Network by means of the merger of Merger Sub with and into DISH Network (the “Merger”), with DISH Network surviving the Merger as EchoStar’s wholly owned subsidiary. For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.

With the Merger complete, we are currently focused on the process of integrating our and EchoStar’s business in a manner that facilitates synergies, cost savings, growth opportunities and achieves other anticipated benefits (the “Integration”).

Future Capital Requirements

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Our cash and cash equivalents and marketable investment securities totaled $280 million as of March 31, 2024 (“Cash on Hand”).  As reflected in the condensed consolidated financial statements as of March 31, 2024, we have $1.983 billion of debt maturing in November 2024, and we are forecasting negative cash flows for the remainder of the calendar year 2024.

Because we do not currently have committed financing to fund our operations for at least twelve months from the issuance of these condensed consolidated financial statements, substantial doubt exists about our and our parent, EchoStar’s, ability to continue as a going concern. We do not currently have the necessary Cash on Hand and/or projected future cash flows to fund fourth quarter operations or the November 2024 debt maturity. To address our capital needs, we are in active discussions with funding sources to raise additional capital. We cannot provide assurances that we will be successful in obtaining such new financing necessary for us to have sufficient liquidity.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Further, if we are not successful in these endeavors, then capital expenditures to meet future FCC build-out requirements and wireless customer growth initiatives will be adversely affected.

In addition, our parent, EchoStar, may not be able to provide additional liquidity in the future.

The condensed consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we not continue as a going concern.

Segments

We currently operate three primary business segments:  (1) Pay-TV; (2) Retail Wireless and (3) 5G Network Deployment.

Pay-TV

We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear and on-demand streaming over-the-top (“OTT”) Internet-based domestic, international, Latino and Freestream video programming services (“SLING TV”). As of March 31, 2024, we had 8.178 million Pay-TV subscribers in the United States, including 6.258 million DISH TV subscribers and 1.920 million SLING TV subscribers.

Retail Wireless

We offer nationwide prepaid and postpaid retail wireless services to subscribers primarily under our Boost Mobile® and Gen Mobile® brands (“Retail Wireless” services), as well as a competitive portfolio of wireless devices. Prepaid wireless subscribers generally pay in advance for monthly access to wireless talk, text and data services. Postpaid wireless subscribers are qualified to pay after receiving wireless talk, text and data services, and may also qualify for device financing arrangements.

We are currently operating our Retail Wireless segment primarily as a mobile virtual network operator (“MVNO”) as we continue our 5G Network Deployment and commercialize and grow customer traffic on our 5G Network, as defined below. We are transitioning our Retail Wireless segment to a mobile network operator (“MNO”) as our 5G Network has become commercially available and we grow customer traffic on our 5G Network. We are currently activating Boost Mobile subscribers with compatible devices onto our 5G Network in markets where we have reached voice over new radio (“VoNR”). We currently provide 5G VoNR reaching approximately 200 million Americans. Within our MVNO operations, today we depend on T-Mobile and AT&T to provide us with network services under the amended Master Network Services Agreement (“MNSA”) and Network Services Agreement (the “NSA”), respectively. Under the NSA, we expect AT&T will become our primary network services provider. As of March 31, 2024, we had 7.297 million Wireless subscribers.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

5G Network Deployment

We initially invested a total of over $30 billion in Wireless spectrum licenses, and a portion of these licenses were included in the Sale and Transfer of Assets to EchoStar. We currently have $24 billion of investments related to Wireless spectrum licenses, which does not include $6 billion of capitalized interest related to the carrying value of such licenses. See Note 1, Note 2 and Note 9 for further information.

We will need to raise additional capital in the future, which may not be available on favorable terms, to fund the efforts described below, as well as, among other things, make any potential Northstar Re-Auction Payment and SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC. There can be no assurance that we will be able to profitably deploy our Wireless spectrum licenses, which may affect the carrying amount of these assets and our future financial condition or results of operations. See Note 9 for further information.

Our Wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. We plan to commercialize our Wireless spectrum licenses through the completion of the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G network (our “5G Network Deployment”). We have committed to deploy a facilities-based 5G broadband network (our “5G Network”) capable of serving increasingly larger portions of the U.S. population at different deadlines. On September 29, 2023, the FCC confirmed we have met all of our June 14, 2023 band-specific 5G deployment commitments, and two of our three nationwide 5G commitments. The single remaining 5G commitment, that at least 70% of the U.S. population has access to average download speeds equal to 35 Mbps, was achieved in March 2024 using the drive test methodology previously agreed upon by us and the FCC and overseen by an independent monitor. We now have the largest commercial deployment of 5G VoNR in the world reaching approximately 200 million Americans and 5G broadband service reaching approximately 250 million Americans.

We may need to make significant additional investments or partner with others to, among other things, continue our 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as we continue our 5G Network Deployment, we have and may continue to incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure, software and third-party integration. As a result of these investments, among other factors, we plan to raise additional capital, which may not be available on favorable terms. We may also determine that additional wireless spectrum licenses may be required for our 5G Network Deployment and to compete effectively with other wireless service providers. See Note 9 for further information.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. Certain prior period amounts have been reclassified to conform to the current period presentation.

“Cost of services.” Historically, as we built-out our 5G Network, certain direct costs related to our 5G Network Deployment, including lease expense on communication towers, transport, cloud services and other costs, were presented within “Cost of sales – equipment and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as our 5G Network service had not commenced. As we have commenced utilizing our 5G Network for commercial traffic, such amounts now represent costs of operating our 5G Network and are, beginning on January 1, 2024, presented within the “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The change has no impact on net income. For the three months ended March 31, 2023, the direct costs related to our 5G Network Deployment included within the “Cost of sales – equipment and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) were $183 million.

Principles of Consolidation

We consolidate all majority owned subsidiaries, investments in entities in which we have controlling influence and VIEs where we have been determined to be the primary beneficiary. Minority interests are recorded as noncontrolling interests or redeemable noncontrolling interests. See below for further information. Non-consolidated investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the investee. When we do not have the ability to significantly influence the operating decisions of an investee, these equity securities are classified as either marketable investment securities or other investments, which will be initially recorded at cost, and based on observable market prices, will be adjusted to their fair value. We record fair value adjustments in “Other, net” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.

Redeemable Noncontrolling Interests

Northstar Wireless. Northstar Wireless, L.L.C. (“Northstar Wireless”) is a wholly-owned subsidiary of Northstar Spectrum, LLC (“Northstar Spectrum”), which is an entity wholly-owned by us and, prior to October 12, 2023, by us and Northstar Manager, LLC (“NorthStar Manager”). On October 12, 2023, the FCC consented to the sale of Northstar Manager’s ownership interests in Northstar Spectrum, which we purchased for a total of approximately $109 million This purchase resulted in the elimination of all of our redeemable noncontrolling interest as it related to Northstar Spectrum as of the purchase date and we continue to consolidate the Northstar Entities as wholly-owned subsidiaries.

SNR Wireless. SNR Wireless LicenseCo, LLC (“SNR Wireless”) is a wholly-owned subsidiary of SNR Wireless HoldCo, LLC (“SNR HoldCo”), which is an entity owned by us and our parent’s direct wholly-owned subsidiary, EchoStar SNR Holdco L.L.C. and, prior to February 16, 2024, by us and SNR Wireless Management, LLC (“SNR Management”). On February 16, 2024, the FCC consented to the sale of SNR Management’s ownership interests in SNR HoldCo, which was purchased by EchoStar SNR HoldCo L.L.C. for a total of approximately $442 million. This purchase resulted in the conversion of our outstanding redeemable noncontrolling interest as it relates to SNR HoldCo to noncontrolling interest, which is now held by our parent, EchoStar, as of the purchase date and we continue to consolidate the SNR Entities into our financial statements.

For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period. Estimates are based on historical experience, observable market inputs, and other reasonable assumptions in accounting for, among other things, allowances for credit losses (including those related to our installment billing programs), self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, inputs used to recognize revenue over time, including the relative standalone selling prices of performance obligations, finance leases, asset impairments, estimates of future cash flows used to evaluate and recognize impairments, useful lives of property, equipment and intangible assets, incremental borrowing rate (“IBR”) on lease right of use assets, nonrefundable upfront fees, independent third-party retailer incentives, programming expenses and subscriber lives. Economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above. Actual results may differ from previously estimated amounts, and such differences may be material to our condensed consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

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

We are currently commercializing our 5G Network Deployment. As a result, the interest expense related to the carrying amount of the 5G Network Deployment qualifying assets is being capitalized. Historically, the qualifying assets exceeded the carrying value of our long-term debt and finance lease obligations, therefore substantially all of our interest expense was being capitalized. As the qualifying assets, including certain bands of wireless spectrum licenses, have been placed into service with the deployment of our 5G Network, we no longer capitalize substantially all interest on those assets. We expect this trend to continue.

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

As of March 31, 2024 and December 31, 2023, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses) and current liabilities (excluding the “Current portion of long-term debt and finance lease obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates.

Fair values of our marketable investment securities are measured on a recurring basis based on a variety of observable market inputs. For our investments in publicly traded equity securities and U.S. government securities, fair value ordinarily is determined based on Level 1 measurements that reflect quoted prices for identical securities in active markets. Fair values of our investments in other marketable debt securities are generally based on Level 2 measurements as the markets for such debt securities are less active. We consider trades of identical debt securities on or near the measurement date as a strong indication of fair value and matrix pricing techniques that consider par value, coupon rate, credit quality, maturity and other relevant features may also be used to determine fair value of our investments in marketable debt securities. Additionally, we use fair value measurements from time to time in connection with other investments, asset impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies. Those fair value measurements typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy. Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period. There were no transfers between levels during the three months ended March 31, 2024 and 2023. See Note 4 for the fair value of our marketable investment securities and derivative instruments.

Furthermore, for any sale of a financial asset in a transaction among entities under common control the difference between the net carrying value and the fair value of the assets sold, if any, is recorded as a gain or loss on the sale of the financial asset in “Other, net” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Assets Recognized Related to the Costs to Obtain a Contract with a Customer

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year.  We have determined that certain sales incentive programs in our Pay-TV and Retail Wireless segments, including those with our independent third-party retailers, meet the requirements to be capitalized, and payments made under these programs are capitalized and amortized to expense over the estimated customer life or the contract term.  These amounts are capitalized in “Prepaids and other assets” and “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets, and then amortized in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Advertising Costs

We recognize advertising expense when incurred as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Advertising expenses totaled $123 million and $129 million for the three months ended March 31, 2024 and 2023, respectively.

Research and Development

Research and development costs, not incurred in connection with customer requirements, are expensed as incurred and are included as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Research and development costs totaled $7 million and $11 million for the three months ended March 31, 2024 and 2023, respectively.

New Accounting Pronouncements

Joint Ventures. On August 23, 2023, the FASB issued ASU 2023-05, Business Combinations — Joint Venture Formations (Subtopic 805-60) (“ASU 2023-05”), which requires an entity that qualifies as either a joint venture or a corporate joint venture as defined in the FASB Accounting Standards Codification (ASC) master glossary to apply a new basis of accounting upon the formation of the joint venture. This standard will be effective for all joint venture formations with a formation date on or after January 1, 2025. A joint venture that was formed before January 1, 2025 may elect to apply the amendments retrospectively if it has sufficient information. Early adoption is permitted in any interim or annual period in which financial statements have not yet been issued or made available for issuance. We are evaluating the impact the adoption of ASU 2023-05 will have on our Condensed Consolidated Financial Statements and related disclosures.

Segment Reporting. On November 27, 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reporting Segment Disclosures (“ASU 2023-07”), which will enhance financial reporting by providing additional information about a public company’s significant segment expenses and more timely and detailed segment information reporting throughout the fiscal period. This standard will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are evaluating the impact the adoption of ASU 2023-07 will have on our Condensed Consolidated Financial Statements and related disclosures.

Income Taxes. On December 14, 2023, the FASB issued ASU 2023-9, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will enhance income tax disclosures. ASU 2023-09 requires among other items disaggregated information in a reporting entity’s rate reconciliation table, clarification on uncertain tax positions and the related financial statement impact as well as information on income taxes paid on a disaggregated basis.  This standard will be effective for fiscal years beginning after December 15, 2024.  Early adoption is permitted.  We are evaluating the impact the adoption of ASU 2023-09 will have on our Condensed Consolidated Financial Statements and related disclosures.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

3.Supplemental Data - Statements of Cash Flows

The following table presents certain supplemental cash flow and other non-cash data. See Note 7 for supplemental cash flow and non-cash data related to leases.

	For the Three Months Ended
	March 31,
	2024	2023

	(In thousands)
Cash paid for interest (including capitalized interest)	$179,164	$218,224
Cash received for interest	3,440	4,556
Cash paid for income taxes, net of (refunds)	(42,042)	1,071
Capitalized interest (1)	222,455	325,323
Vendor financing	—	54,774
Accrued capital expenditures	143,601	488,850
Asset retirement obligation	4,308	31,554
Asset Transfer to EchoStar, net of deferred taxes of $3,775,370 (2)	15,778,363	—
Conversion of outstanding redeemable noncontrolling interest in SNR HoldCo to noncontrolling interest	441,998	—

(1)	See Note 2 for further information.
(2)	See Note 1 for further information.

Beginning in 2024, DISH Network and its domestic subsidiaries join with EchoStar in filing U.S. consolidated federal income tax returns and, in some states, combined or consolidated returns. The federal and state income tax provisions or benefits recorded by DISH Network are generally those that would have been recorded if DISH Network and its domestic subsidiaries had filed returns as a consolidated group independent of EchoStar. Cash is due and paid to EchoStar based on amounts that would be payable based on DISH Network consolidated or combined group filings. Amounts are receivable from EchoStar on a basis similar to when they would be receivable from the IRS or other state taxing authorities. During the three months ended March 31, 2024, no payments were made to EchoStar for income taxes.

EchoStar Exchange Offer

On March 4, 2024, EchoStar commenced a tender offer to eligible employees (which excludes EchoStar’s and our co-founders and the non-executive/non-employee members of EchoStar’s Board of Directors) to exchange eligible stock options (which excludes the Ergen 2020 Performance Award) for new options as detailed in its Schedule TO filed March 4, 2024 with the Securities and Exchange Commission (the “Exchange Offer”), to, among other things, further align employee incentives with the current market. The Exchange Offer expired on April 1, 2024 and EchoStar accepted for exchange approximately 7 million stock options. As a result of the Exchange Offer, subsequent to March 31, 2024, the exercise price of approximately 3 million new stock options associated with our employees, affecting approximately 800 eligible employees, was adjusted to $14.04. The total incremental non-cash stock-based compensation expense resulting from the Exchange Offer is $11 million, which will be recognized over the remaining vesting period of the applicable options.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

4.Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investments

Our marketable investment securities, restricted cash and cash equivalents, and other investments consisted of the following:

	As of
	March 31,	December 31,
	2024	2023

	(In thousands)
Marketable investment securities:
Current marketable investment securities:
Strategic - available-for-sale	$149	$144
Strategic - trading/equity	56	7,799
Other	237	179
Total current marketable investment securities	442	8,122
Restricted marketable investment securities (1)	21,640	19,772
Total marketable investment securities	22,082	27,894

Restricted cash and cash equivalents (1)	88,663	89,107

Other investments, net:
Equity method investments (2)	86,988	126,179
Cost method investments	5,648	3,448
Fair value method investments	39,198	39,198
Total other investments, net	131,834	168,825

Total marketable investment securities, restricted cash and cash equivalents, and other investments, net	$242,579	$285,826

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash, cash equivalents and marketable investment securities” on our Condensed Consolidated Balance Sheets.
(2)	This change primarily resulted from the Sale and Transfer of Assets to EchoStar. See Note 1 for further information.

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

Current Marketable Investment Securities – Strategic

Our current strategic marketable investment securities portfolio includes and may include strategic and financial debt and/or equity investments in private and public companies that are highly speculative and have experienced and continue to experience volatility. As of March 31, 2024, this portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers. The fair value of certain of the debt and equity securities in this portfolio can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of March 31, 2024 and December 31, 2023, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit and trusts.

Other Investments, net

We have strategic investments in certain debt and/or equity securities that are included in noncurrent “Other investments, net” on our Condensed Consolidated Balance Sheets.  Our debt securities are classified as available-for-sale and are recorded at fair value.  Generally, our debt investments in non-publicly traded debt instruments without a readily determinable fair value are recorded at amortized cost.  Our equity investments where we have the ability to exercise significant influence over the investee are accounted for using the equity method of accounting. Certain of our equity method investments are detailed below.

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

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	March 31, 2024				December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(In thousands)
Cash equivalents (including restricted)	$136,678	$107,317	$29,361	$—	$347,976	$304,410	$43,566	$—

Debt securities (including restricted):
U.S. Treasury and agency securities	$8,013	$8,013	$—	$—	$7,567	$7,567	$—	$—
Commercial paper	6,100	—	6,100	—	7,500	—	7,500	—
Corporate securities	7,527	—	7,527	—	4,705	—	4,705	—
Other	386	—	237	149	323	—	179	144
Equity securities	56	56	—	—	7,799	7,799	—	—
Total	$22,082	$8,069	$13,864	$149	$27,894	$15,366	$12,384	$144

As of March 31, 2024, restricted and non-restricted marketable investment securities included debt securities of $22 million with contractual maturities within one year. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Derivative Instruments

We had the option to purchase certain of T-Mobile’s 800 MHz spectrum licenses from T-Mobile at a fixed price pursuant to the License Purchase Agreement, as defined and detailed in our Annual Report on Form 10-K for the year ended December 31, 2023. This instrument met the definition of a derivative and was valued based upon, among other things, our estimate of the underlying asset price, the expected term, volatility, the risk free rate of return and the probability of us exercising the option. As of March 31, 2024 and December 31, 2023, the derivative’s fair value was zero on our Condensed Consolidated Balance Sheets. All changes in the derivative’s fair value were recorded in “Other, net” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). See the table below.

We did not exercise the option to purchase the 800 MHz spectrum licenses pursuant to the License Purchase Agreement, which expired on its own terms on April 1, 2024. As a result, the Amended Final Judgment, as defined and detailed in our Annual Report on Form 10-K for the year ended December 31, 2023, requires T-Mobile to auction the spectrum licenses. We expected to take part in this auction, but T-Mobile has unilaterally barred our participation.

We accounted for our option to purchase certain T-Mobile’s 800 MHz spectrum licenses under the License Purchase Agreement as a Level 3 instrument within the fair value hierarchy.

Gains and Losses on Sales and Changes in Carrying Amounts of Investments and Other

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months Ended
	March 31,
Other, net:	2024	2023

	(In thousands)
Marketable and non-marketable investment securities - realized and unrealized gains (losses)	$(870)	$(308)
Sale of Assets to EchoStar - realized gains (losses)	128,788	—
Derivative instruments - net realized and/or unrealized gains (losses)	—	(28,961)
Gains (losses) related to early redemption of debt	—	49
Equity in earnings (losses) of affiliates	(708)	(1,451)
Other	132	150
Total	$127,342	$(30,521)

5.Inventory

Inventory consisted of the following:

	As of
	March 31,	December 31,
	2024	2023

	(In thousands)
Finished goods	$378,614	$407,620
Work-in-process and service repairs	32,639	35,464
Consignment	44,746	47,723
Raw materials	7,422	6,251
Total inventory	$463,421	$497,058

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

6.Property and Equipment and Intangible Assets

Property and Equipment

Property and equipment consisted of the following:

	Depreciable			As of
	Life			March 31,	December 31,
	(In Years)			2024	2023

				(In thousands)
Equipment leased to customers	2	-	5	$1,135,665	$1,181,193
Satellites	6	-	15	1,718,865	1,718,865
Satellites acquired under finance lease agreements		15		344,447	344,447
Furniture, fixtures, equipment and other (1)	2	-	12	798,939	908,924
5G Network Deployment equipment (2)	3	-	15	4,475,376	4,263,327
Software and computer equipment	2	-	6	2,241,612	2,111,305
Buildings and improvements (1)	5	-	40	331,010	381,757
Land (1)		-		12,041	17,513
Construction in progress (1)		-		1,689,133	1,802,000
Total property and equipment				12,747,088	12,729,331
Accumulated depreciation				(5,481,195)	(5,327,384)
Property and equipment, net				$7,265,893	$7,401,947

(1)	The change primarily relates to the Sale and Transfer of Assets to EchoStar. See Note 1 for further information.
(2)	Includes 5G Network Deployment assets acquired under finance lease agreements.

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended
	March 31,
	2024	2023

	(In thousands)
Equipment leased to customers	$36,866	$46,716
Satellites	32,955	36,082
Buildings, furniture, fixtures, equipment and other	5,108	11,247
5G Network Deployment equipment	166,822	61,151
Software and computer equipment	80,669	44,836
Intangible assets and other amortization expense	44,654	45,665
Total depreciation and amortization	$367,074	$245,697

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Activity relating to our asset retirement obligations was as follows:

	For the Three Months Ended
	March 31,
	2024	2023

	(In thousands)
Balance at beginning of period	$278,287	$183,135
Liabilities incurred	4,308	31,554
Accretion expense	6,464	4,106
Revision to estimated cash flows	—	—
Balance at end of period	$289,059	$218,795

Total included in Other long-term liabilities	$289,059	$218,795

The corresponding assets, net of accumulated depreciation, related to asset retirement obligations were $216 million and $217 million as of March 31, 2024 and December 31, 2023, respectively.

Satellites

Pay-TV Segment.  Our Pay-TV segment currently utilizes nine satellites in geostationary orbit approximately 22,300 miles above the equator, seven of which we own and depreciate over their estimated useful life.  We also lease two satellites from third parties:  Anik F3, which is accounted for as an operating lease, and Nimiq 5, which is accounted for as a finance lease and is depreciated over its economic life.

As of March 31, 2024, our Pay-TV segment satellite fleet in service consisted of the following:

		Degree	Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar X	February 2006	110	N/A
EchoStar XI	July 2008	110	N/A
EchoStar XIV	March 2010	119	N/A
EchoStar XV	July 2010	61.5	N/A
EchoStar XVI	November 2012	61.5	N/A
EchoStar XVIII	June 2016	61.5	N/A
EchoStar XXIII	March 2017	110	N/A

Under Construction:
EchoStar XXV (1)	2026	110	N/A

Leased from Other Third-Party:
Anik F3	April 2007	118.7	April 2025
Nimiq 5	September 2009	72.7	September 2024

(1)	EchoStar XXV. On March 20, 2023, we entered into a contract with Maxar Space LLC for the construction of EchoStar XXV, a DBS satellite that is capable of providing service to the continental United States (“CONUS”) and is intended to be used at the 110 degree orbital location. During the fourth quarter of 2023, we entered into an agreement with Space Exploration Technologies Corp (“SpaceX”) for launch services for this satellite, which is expected to be launched during 2026. The EchoStar XXV contract was included in the Sale and Transfer of Assets to EchoStar. See Note 1 for further information. We plan to ultimately use this satellite for our Pay-TV segment.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

7.Leases

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

Our Nimiq 5 satellite is accounted for as finance lease within our Pay-TV segment. Substantially all of our remaining leases are accounted for as operating leases, including our Anik F3 satellite lease.

The components of lease expense were as follows:

	For the Three Months Ended
	March 31,
	2024	2023

	(In thousands)
Operating lease cost (1)	$160,794	$111,433

Short-term lease cost (2)	2,928	2,718

Finance lease cost:
Amortization of right-of-use assets	13,945	27,056
Interest on lease liabilities	2,792	3,570
Total finance lease cost	16,737	30,626
Total lease costs	$180,459	$144,777

(1)	The increase in operating lease cost is primarily related to communication tower leases.
(2)	Leases that have terms of 12 months or less.

Supplemental cash flow information related to leases was as follows:

	For the Three Months Ended
	March 31,
	2024	2023

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$112,238	$67,223
Operating cash flows from finance leases	$2,824	$2,397
Financing cash flows from finance leases	$15,134	$8,713

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$199,300	$231,868
Finance leases	$—	$51,110

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Supplemental balance sheet information related to leases was as follows:

	As of
	March 31,	December 31,
	2024	2023

	(In thousands)
Operating Leases:
Operating lease assets	$2,965,490	$2,934,862

Other current liabilities	$324,985	$301,172
Operating lease liabilities	3,033,390	2,992,863
Total operating lease liabilities	$3,358,375	$3,294,035

Finance Leases:
Property and equipment, gross	$465,549	$465,549
Accumulated depreciation	(384,201)	(370,768)
Property and equipment, net	$81,348	$94,781

Other current liabilities	$48,391	$56,459
Other long-term liabilities	60,133	67,199
Total finance lease liabilities	$108,524	$123,658

Weighted Average Remaining Lease Term:
Operating leases	10.0 years	10.7 years
Finance leases	2.1 years	2.2 years

Weighted Average Discount Rate:
Operating leases	9.9%	9.5%
Finance leases	9.6%	9.7%

Maturities of lease liabilities as of March 31, 2024 were as follows:

	Maturities of Lease Liabilities
	Operating	Finance
For the Years Ending December 31,	Leases	Leases	Total

	(In thousands)
2024 (remaining nine months)	$332,186	$48,115	$380,301
2025	476,917	35,392	512,309
2026	510,430	36,588	547,018
2027	511,954	2,574	514,528
2028	470,151	—	470,151
Thereafter	3,165,185	—	3,165,185
Total lease payments	5,466,823	122,669	5,589,492
Less: Imputed interest	(2,108,448)	(14,145)	(2,122,593)
Total	3,358,375	108,524	3,466,899
Less: Current portion	(324,985)	(48,391)	(373,376)
Long-term portion of lease obligations	$3,033,390	$60,133	$3,093,523

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

8.Long-Term Debt and Finance Lease Obligations

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of March 31, 2024 and December 31, 2023:

		As of
		March 31, 2024		December 31, 2023
	Issuer	Carrying Amount	Fair Value	Carrying Amount	Fair Value

		(In thousands)
2 3/8% Convertible Notes due 2024 (1)	DISH	—	—	951,168	944,034
5 7/8% Senior Notes due 2024	DDBS	1,982,544	1,905,621	1,982,544	1,872,275
0% Convertible Notes due 2025	DISH	1,957,197	1,418,968	1,957,197	1,228,141
7 3/4% Senior Notes due 2026	DDBS	2,000,000	1,390,000	2,000,000	1,388,060
3 3/8% Convertible Notes due 2026	DISH	2,908,801	1,830,799	2,908,801	1,570,753
5 1/4% Senior Secured Notes due 2026	DDBS	2,750,000	2,158,750	2,750,000	2,366,073
11 3/4% Senior Secured Notes due 2027	DISH	3,500,000	3,578,750	3,500,000	3,668,980
7 3/8% Senior Notes due 2028	DDBS	1,000,000	489,200	1,000,000	600,160
5 3/4% Senior Secured Notes due 2028	DDBS	2,500,000	1,718,750	2,500,000	2,013,125
5 1/8% Senior Notes due 2029	DDBS	1,500,000	629,250	1,500,000	774,600
Intercompany Loan 2026 Tranche (2)		4,696,836	4,696,836	—	—
Other notes payable		101,135	101,135	113,564	113,564
Subtotal		24,896,513	$19,918,059	21,163,274	$16,539,765
Unamortized deferred financing costs and other debt discounts, net		(63,939)		(67,215)
Finance lease obligations (3)		108,524		123,658
Total long-term debt and finance lease obligations (including current portion)		$24,941,098		$21,219,717

(1)	We repurchased or redeemed the principal balance of our 2 3/8% Convertible Notes due 2024 as of March 15, 2024, the instrument’s maturity date.
(2)	In January 2024, DISH DBS assigned the Intercompany Loan 2026 Tranche of $4.7 billion to EchoStar Intercompany Receivable Company L.L.C., our parent, EchoStar’s, direct wholly-owned subsidiary, such that amounts owed in respect of the Intercompany Loan 2026 Tranche will now be paid by us to EchoStar Intercompany Receivable L.L.C. The Intercompany Loan 2026 Tranche was previously eliminated in consolidation and held by DISH DBS. The Intercompany Loan 2026 Tranche is not publicly traded and therefore the carrying value is the fair value.
(3)	Disclosure regarding fair value of finance leases is not required.

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

Convertible Note Hedge and Warrant Transactions

Merger with EchoStar. As defined and detailed in our Annual Report on Form 10-K for the year ended December 31, 2023, in connection with the completion of the Merger, on December 31, 2023, we and EchoStar entered into a note hedge amendment letter agreement with each option counterparty pursuant to which, at the Effective Time, our right to purchase shares of DISH Class A Common Stock pursuant to the terms of the applicable convertible note hedge transactions was changed into a right to purchase shares of EchoStar Class A Common Stock.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

In connection with the offering of the Convertible Notes due 2026, we entered into convertible note hedge transactions with certain option counterparties. The convertible note hedge transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the Convertible Notes due 2026, the number of shares of DISH Network Class A Common Stock underlying the Convertible Notes due 2026, which initially gives us the option to purchase approximately 46 million shares of DISH Network Class A Common Stock at a price of approximately $65.18 per share, which in connection with the completion of the Merger converted into approximately 16 million shares of EchoStar Class A Common Stock at a price of approximately $185.76 per share. The total cost of the original convertible note hedge transactions was $635 million. Concurrently with entering into the convertible note hedge transactions, we also entered into warrant transactions with each option counterparty whereby we sold to such option counterparty warrants to purchase, subject to customary anti-dilution adjustments, up to the same number of shares of DISH Network Class A common stock, which initially gives the option counterparties the option to purchase approximately 46 million shares of DISH Network Class A common stock at a price of approximately $86.08 per share, which in connection with the completion of the Merger converted into approximately 16 million shares of EchoStar Class A Common Stock at price ranges of approximately $185.75 to $245.33 per share. We received $376 million in cash proceeds from the original sale of these warrants. In accordance with accounting guidance on hedge and warrant transactions, the net cost incurred in connection with the convertible note hedge and warrant transactions are recorded as a reduction in “Additional paid-in capital” within “Stockholder’s Equity (Deficit)” on our Condensed Consolidated Balance Sheets as of December 31, 2016.

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

Intercompany Loan

The net proceeds from the offering of our 5 1/4% Senior Secured Notes due 2026 and our 5 3/4% Senior Secured Notes due 2028 (the “Senior Notes”) issued on November 26, 2021 were used by DISH DBS to make an intercompany loan to DISH Network pursuant to a Loan and Security Agreement dated November 26, 2021 (together with potential future advances to DISH Network, the “Intercompany Loan”) between DISH DBS and DISH Network in order to finance the purchase of wireless spectrum licenses and for general corporate purposes, including our 5G Network Deployment. The Intercompany Loan will mature in two tranches, with the first tranche maturing on December 1, 2026 (the “Intercompany Loan 2026 Tranche”) and the second tranche maturing on December 1, 2028 (the “Intercompany Loan 2028 Tranche”). DISH DBS may make additional advances to DISH Network under the Intercompany Loan, and on February 11, 2022, DISH DBS advanced an additional $1.5 billion to DISH Network under the Intercompany Loan 2026 Tranche. Interest accrues and is payable semiannually, and interest payments with respect to the Intercompany Loan are, at our option, payable in kind for the first two years from the issuance date of November 2021.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

After two years post issuance date, a minimum of 50% of each interest payment due with respect to each tranche of the Intercompany Loan must be paid in cash. Thereafter, interest payments must be paid in cash. Interest will accrue: (a) when paid in cash, at a fixed rate of 0.25% per annum in excess of the interest rate applicable to, in the case of the 2026 Tranche, the 5 1/4% Senior Secured Notes due 2026, and in the case of the 2028 Tranche, the 5 3/4% Senior Secured Notes due 2028 (each, the “Cash Accrual Rate” with respect to the applicable tranche); and (b) when paid in kind, at a rate of 0.75% per annum in excess of the Cash Accrual Rate for the applicable tranche.

As of March 31, 2024, the total Intercompany Loan amount outstanding plus interest paid in kind was $7.496 billion. For the three months ended March 31, 2024, there were no interest payments for the Intercompany Loan paid in cash.

Intercompany Loan 2026 Tranche. In January 2024, DISH DBS assigned the 2026 Tranche of $4.7 billion to EchoStar Intercompany Receivable Company L.L.C., our parent, EchoStar’s, direct wholly-owned subsidiary, such that amounts owed in respect of the 2026 Tranche will now be paid by us to EchoStar Intercompany Receivable L.L.C. The Intercompany Loan 2026 Tranche was previously eliminated in consolidation and held by DISH DBS. As of March 31, 2024, the total “Intercompany Loan 2026 Tranche” amount outstanding plus interest paid in kind was $4.697 billion, not including “Intercompany Loan 2026 Tranche Interest payable in cash” of $43 million and “Intercompany Loan 2026 Tranche Interest payable in kind” of $47 million, recorded on our Condensed Consolidated Balance Sheets. During the three months ended March 31 2024, we recorded $61 million of “Interest expense, net of amounts capitalized” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The Intercompany Loan is secured by Weminuche’s interest in the wireless spectrum licenses for the 3.45-3.55 GHz Licenses with such cash proceeds up to the total loan amount outstanding including interest paid in kind. Under certain circumstances, DISH Network wireless spectrum licenses (valued based upon a third-party valuation) may be substituted for the collateral. The Intercompany Loan is not included as collateral for the Senior Secured Notes, and the Senior Secured Notes are subordinated to DISH DBS’s existing and certain future unsecured notes with respect to certain realizations under the Intercompany Loan and any collateral pledged as security for the Intercompany Loan.

9.Commitments and Contingencies

Commitments

5G Network Deployment

We initially invested a total of over $30 billion in Wireless spectrum licenses, and a portion of these licenses were included in the Sale and Transfer of Assets to EchoStar. We currently have $24 billion of investments related to Wireless spectrum licenses, which does not include $6 billion of capitalized interest related to the carrying value of such licenses. See Note 1 and Note 2 for further information.

We will need to raise additional capital in the future, which may not be available on favorable terms, to fund the efforts described below, as well as, among other things, make any potential Northstar Re-Auction Payment and SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC. There can be no assurance that we will be able to profitably deploy our Wireless spectrum licenses, which may affect the carrying amount of these assets and our future financial condition or results of operations.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Wireless Spectrum Licenses

Our Wireless spectrum licenses are subject to certain build-out requirements, as well as certain renewal requirements that are summarized in the table below:

	Carrying	Build-Out Deadlines		Expiration
	Amount	Interim	Final	Date
	(In thousands)
Owned:
DBS Licenses (1)	$677,409
600 MHz Licenses	6,213,335		June 14, 2025 (3)	June 2029
3.45–3.55 GHz Licenses	7,329,093	May 4, 2026 (4)	May 4, 2030 (4)	May 2037
1695-1710 MHz, 1755-1780 MHz, and 2155-2180 MHz (2)	972			March 2026
AWS-3	5,618,930		October 2025 (5)	October 2025 (5)
Subtotal owned	19,839,739

Noncontrolling Investments:
SNR	4,271,459		October 2025 (5)	October 2025 (5)

Capitalized Interest (6)	6,171,140
Total Regulatory authorizations, net	$30,282,338

Leased from EchoStar (7):
700 MHz Licenses (2)	711,871		June 14, 2025 (8)	June 2033
AWS-4 Licenses (2)	1,940,000		June 14, 2025 (8)	June 2033
H Block Licenses (2)	1,671,506		June 14, 2025 (9)	June 2033
MVDDS Licenses (1)	24,000			July 2024
LMDS Licenses (1)	—			September 2028
28 GHz Licenses	2,883		October 2, 2029 (4)	October 2029
24 GHz Licenses	11,772		December 11, 2029 (4)	December 2029
37 GHz, 39 GHz and 47 GHz Licenses	202,533		June 4, 2030 (4)	June 2030
3550-3650 MHz Licenses	912,939		March 12, 2031 (4)	March 2031
3.7-3.98 GHz Licenses	2,969	July 23, 2029 (4)	July 23, 2033 (4)	July 2036
Total Leased from EchoStar	$5,480,473

(1)	The build-out deadlines for these licenses have been met.
(2)	The interim build-out deadlines for these licenses are in the past.
(3)	For these licenses, we must offer 5G broadband service to at least 75% of the population in each Partial Economic Area (which is a service area established by the FCC) by this date. We have also acquired certain additional 600 MHz licenses through private transactions. These licenses are currently subject to their original FCC buildout deadlines.
(4)	There are a variety of build-out options and associated build-out metrics associated with these licenses.
(5)	For these licenses, we must provide reliable signal coverage and offer service to at least 75% of the population of each license area by this date.
(6)	See Note 2 for further information.
(7)	See Note 1 for further information on the Sale and Transfer of Assets to EchoStar and see Note 12 for Related Party Transactions with EchoStar.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(8)	For these licenses, we must offer 5G broadband service to at least 70% of the population in each Economic Area (which is a service area established by the FCC). On September 29, 2023, the FCC confirmed we have met all of our June 14, 2023 band-specific 5G deployment commitments, and two of our three nationwide 5G commitments. The single remaining 5G commitment, that at least 70% of the U.S. population has access to average download speeds equal to 35 Mbps, was achieved in March 2024 using the drive test methodology previously agreed upon by us and the FCC and overseen by an independent monitor.
(9)	For these licenses, we must offer 5G broadband service to at least 75% of the population in each Economic Area (which is a service area established by the FCC). On September 29, 2023, the FCC confirmed we have met all of our June 14, 2023 band-specific 5G deployment commitments, and two of our three nationwide 5G commitments. The single remaining 5G commitment, that at least 70% of the U.S. population has access to average download speeds equal to 35 Mbps, was achieved in March 2024 using the drive test methodology previously agreed upon by us and the FCC and overseen by an independent monitor.

Commercialization of Our Wireless Spectrum Licenses and Related Assets. We plan to commercialize our Wireless spectrum licenses through our 5G Network Deployment. We have committed to deploy our 5G Network capable of serving increasingly larger portions of the U.S. population at different deadlines. On September 29, 2023, the FCC confirmed we have met all of our June 14, 2023 band-specific 5G deployment commitments, and two of our three nationwide 5G commitments. The single remaining 5G commitment, that at least 70% of the U.S. population has access to average download speeds equal to 35 Mbps, was achieved in March 2024 using the drive test methodology previously agreed upon by us and the FCC and overseen by an independent monitor. We now have the largest commercial deployment of 5G VoNR in the world reaching approximately 200 million Americans and 5G broadband service reaching approximately 250 million Americans. We currently expect capital expenditures, excluding capitalized interest, for our 5G Network Deployment to be approximately $10 billion, including amounts incurred in 2021, 2022, 2023 and the first three months of 2024. See Note 2 for further information on capitalized interest.

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

AWS-3 Auction

Northstar Wireless is a wholly-owned subsidiary of Northstar Spectrum, which is an entity wholly-owned by us and, prior to October 12, 2023, by us and Northstar Manager. SNR Wireless is a wholly-owned subsidiary of SNR HoldCo, which is an entity owned by us and our parent’s direct wholly-owned subsidiary EchoStar SNR HoldCo L.L.C. and, prior to February 16, 2024, by us and SNR Management. See Note 2 for further information.

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

Letters Exchanged between Northstar Wireless and the FCC Wireless Bureau. As outlined in letters exchanged between Northstar Wireless and the Wireless Telecommunications Bureau of the FCC (the “FCC Wireless Bureau”), Northstar Wireless paid the gross winning bid amounts for 261 AWS-3 Licenses and notified the FCC that it would not be paying the gross winning bid amounts for 84 AWS-3 Licenses. As a result of the nonpayment of those gross winning bid amounts, the FCC retained those licenses.

If the winning bids from re-auction or other award of the AWS-3 licenses retained by the FCC are greater than or equal to the winning bids of Northstar Wireless, no additional amounts will be owed to the FCC by Northstar Wireless. However, if those winning bids are less than the winning bids of Northstar Wireless, then we will be responsible for the difference less any overpayment of the Northstar interim payment, detailed below (which will be recalculated as 15% of the winning bids from re-auction or other award) (the “Northstar Re-Auction Payment”). For example, if the winning bids in a re-auction are $1, the Northstar Re-Auction Payment would be approximately $1.892 billion, which is calculated as the difference between $2.226 billion (the Northstar winning bid amounts) and $1 (the winning bids from re-auction) less the resulting $334 million overpayment of the Northstar interim payment. We cannot predict with any degree of certainty the timing or outcome of any re-auction or the amount of any Northstar Re-Auction Payment.

Letters Exchanged between SNR Wireless and the FCC Wireless Bureau. As outlined in letters exchanged between SNR Wireless and the FCC Wireless Bureau, SNR Wireless paid the gross winning bid amounts for 244 AWS-3 Licenses and notified the FCC that it would not be paying the gross winning bid amounts for 113 AWS-3 Licenses. As a result of the nonpayment of those gross winning bid amounts, the FCC retained those licenses.

If the winning bids from re-auction or other award of the AWS-3 licenses retained by the FCC are greater than or equal to the winning bids of SNR Wireless, no additional amounts will be owed to the FCC by SNR Wireless. However, if those winning bids are less than the winning bids of SNR Wireless, then we and our parent, EchoStar, will be responsible for the difference less any overpayment of the SNR interim payment, detailed below (which will be recalculated as 15% of the winning bids from re-auction or other award) (the “SNR Re-Auction Payment”). For example, if the winning bids in a re-auction are $1, the SNR Re-Auction Payment would be approximately $1.029 billion, which is calculated as the difference between $1.211 billion (the SNR winning bid amounts) and $1 (the winning bids from re-auction) less the resulting $182 million overpayment of the SNR interim payment. We cannot predict with any degree of certainty the timing or outcome of any re-auction or the amount of any SNR Re-Auction Payment.

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

For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Data Breach Class Actions

On May 9, 2023, Susan Owen-Brooks, an alleged customer, filed a putative class action complaint against us in the United States District Court for the District of Colorado. She purports to represent a nationwide class of all individuals in the United States who allegedly had private information stolen as a result of the February 23, 2023 Cyber-security Incident (and a North Carolina statewide subclass of the same individuals). On behalf of the nationwide class, she alleges claims for contractual breaches, negligence and unjust enrichment (and, on behalf of the North Carolina subclass only, violation of the North Carolina Deceptive Trade Practices Act), and seeks monetary damages, injunctive relief and a declaratory judgment. Since that filing, ten additional putative class action complaints have been filed in the United States District Court for the District of Colorado, purporting to represent the same nationwide class of people, and Owen-Brooks has filed an amended complaint. On August 2, 2023, the Court issued an order consolidating the first ten cases (the eleventh was dismissed) and, on November 16, 2023 and January 16, 2024, the plaintiffs filed consolidated amended class action complaints.

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

In May 2023, DISH Network L.L.C. and DISH Technologies L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of all claims of the 710 patent and the 122 patent and, on December 11, 2023, the United States Patent and Trademark Office entered decisions instituting each petition. On May 9, 2024, a magistrate judge issued an order granting the defendants’ motion to stay the case pending the petitions before the United States Patent and Trademark Office and any related appeals.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Generally, the patents relate to Multimedia over Coax Alliance standards and the manner in which we provide a whole-home DVR network over an on-premises coaxial cable network. Entropic has asserted the same patents in the same court against Comcast, Cox and DirecTV. On September 7, 2023, the Court granted the motion of DISH Network L.L.C., Dish Network Service L.L.C. and Dish Network California Service Corporation to dismiss the claims arising from the 7,566 patent and the 910 patent on the grounds that they claimed in eligible subject matter. In January and February 2024, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of the 249 patent, the 518 patent, the 759 patent, the 450 patent, the 539 patent, the ‘0,566 patent, and the ‘681 patent.

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

Freedom Patents

On April 7, 2023, Freedom Patents LLC filed a complaint against us and our wholly-owned subsidiaries DISH Network L.L.C. and Dish Network Service L.L.C. in the United States District Court for the Eastern District of Texas. The complaint alleges infringement of U.S. Patent No. 8,284,686 (the “686 Patent”), entitled “Antenna/Beam Selection Training in MIMO Wireless LANS with Different Sounding Frames”; U.S. Patent No. 8,374,096 (the “096 Patent”), entitled “Method for Selecting Antennas and Beams in MIMO Wireless LANs”; and U.S. Patent No. 8,514,815 (the “815 Patent”), entitled “Training Signals for Selecting Antennas and Beams in MIMO Wireless LANs.” Similar complaints were also filed against Acer, Altice, Charter, Comcast and Verizon. In general, the asserted patents relate to the 802.11 wireless standard, and the products accused of infringement are the Wireless Joey, its access point, and certain Ring, Nest and Linksys products that we sell. On March 15, 2024, the Court denied the defendants’ motion to transfer the case to the United States District Court for the District of Colorado. The parties have reached a settlement under which we, DISH Network L.L.C. and Dish Network Service L.L.C. will pay a non-material sum in exchange for dismissal of the litigation and a license to the asserted patents.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

In August 2023, the Court appointed a new lead plaintiff and lead plaintiff’s counsel, and, on October 20, 2023, they filed an amended complaint that abandoned the original allegations. In their amended complaint, plaintiffs allege that, during the class period, the defendants concealed problems concerning the 5G network buildout that prevented scaling and commercializing the network to obtain enterprise customers. The amended complaint adds as individual defendants James S. Allen, our Senior Vice President and Chief Accounting Officer; John Swieringa, our President, Technology and Chief Operating Officer; Dave Mayo, our former Executive Vice President of Network Development; Marc Rouanne, our former Executive Vice President and Chief Network Officer; and Stephen Bye, our former Executive Vice President and Chief Commercial Officer. After the defendants filed a motion to dismiss, the plaintiffs filed a further amended complaint, asserting the same theory, on February 23, 2024. The new complaint drops Erik Carlson, John Swieringa, Paul Orban and James Allen as individual defendants.

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

On January 21, 2022, the District Court granted the motion by DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C. to have the case declared “exceptional,” and on September 20, 2022, awarded them $3.9 million in attorneys’ fees. Realtime Adaptive Streaming filed a notice of appeal to the United States Court of Appeals for the Federal Circuit from the exceptionality and fee award orders, and that court heard oral argument on April 2, 2024.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

U.S. Bank Trust Company

On April 26, 2024, U.S. Bank Trust Company, in its capacity as Trustee under the Indentures for DISH DBS Corporation’s 5.75% Senior Secured Notes due 2028 and 7.75% Senior Notes due 2026, filed an action in state court in New York City against DISH DBS Corporation, DISH Network L.L.C., EchoStar Intercompany Receivable Company L.L.C., DISH DBS Issuer LLC, and DBS Intercompany Receivable L.L.C. In its complaint, the Trustee contends that certain intracompany asset transfers in January 2024 breached the Indentures for those Notes, and that the transfers were intentional and constructive fraudulent transfers under the Colorado Uniform Fraudulent Transfer Act. The Trustee seeks a declaratory judgment that DISH DBS Corporation breached the Indentures and that an Event of Default occurred under the DBS Indentures. It further asks the Court to unwind certain intracompany asset transfers and to award damages. On May 13, 2024, the defendants removed the case to the United States District Court for the Southern District of New York.

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

The total assets, revenue and operating income, and purchases of property and equipment, net of refunds, (including capitalized interest related to Regulatory authorizations) by segment were as follows:

	As of
	March 31,	December 31,
	2024	2023

	(In thousands)
Total assets:
Pay-TV	$49,325,095	$49,437,958
Retail Wireless	750,328	777,957
5G Network Deployment (1)	39,403,966	46,793,378
Eliminations	(46,041,346)	(45,596,262)
Total assets	$43,438,043	$51,413,031

(1)	This change primarily resulted from the Sale and Transfer of Assets to EchoStar. See Note 1 for further information.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023

	(In thousands)
Revenue:
Pay-TV	$2,726,578	$2,972,131
Retail Wireless	905,850	974,866
5G Network Deployment	28,928	18,907
Eliminations	(21,467)	(8,922)
Total revenue	$3,639,889	$3,956,982

Operating income (loss):
Pay-TV	$670,243	$675,233
Retail Wireless	(74,417)	(18,207)
5G Network Deployment	(570,034)	(333,603)
Eliminations	187	—
Total operating income (loss)	$25,979	$323,423

Purchases of property and equipment, net of refunds, (including capitalized interest related to regulatory authorizations):
Pay-TV	$27,877	$35,563
Retail Wireless	—	—
5G Network Deployment	481,002	871,042
Total purchases of property and equipment, net of refunds, (including capitalized interest related to regulatory authorizations)	$508,879	$906,605

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Three Months Ended
	March 31,
Category:	2024	2023

	(In thousands)
Pay-TV subscriber and related revenue	$2,701,179	$2,944,482
Retail wireless services and related revenue	804,265	867,111
5G network deployment services and related revenue	4	—
Pay-TV equipment sales and other revenue	25,399	27,649
Retail wireless equipment sales and other revenue	101,585	107,755
5G network deployment equipment sales and other revenue	28,924	18,907
Eliminations	(21,467)	(8,922)
Total	$3,639,889	$3,956,982

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

11.Revenue Recognition

Contract Balances

Our valuation and qualifying accounts as of March 31, 2024 were as follows:

For the Three Months Ended
March 31, 2024
(In thousands)
Balance at beginning of period	$53,991
Current period provision for expected credit losses	17,370
Write-offs charged against allowance	(9,259)
Acquisitions	—
Balance at end of period	$62,102

Contract liabilities arise when we bill our customers and receive consideration in advance of providing the service. Contract liabilities are recognized as revenue when the service has been provided to the customer. Contract liabilities are recorded in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets.

The following table summarizes our contract liability balances:

	As of
	March 31,	December 31,
	2024	2023

	(In thousands)
Contract liabilities	$556,448	$586,867

Our beginning of period contract liability recorded as customer contract revenue during 2024 was $557 million.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Contract Acquisition Costs

The following table presents the activity in our contract acquisition costs, net:

	For the Three Months Ended
	March 31,
	2024	2023

	(In thousands)
Balance at beginning of period	$287,276	$381,401
Additions	52,275	84,214
Amortization expense	(81,454)	(97,557)
Balance at end of period	$258,097	$368,058

12.Related Party Transactions

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

“Trade accounts receivable”

As of March 31, 2024 and December 31, 2023, trade accounts receivable from EchoStar was $233 million and $4 million, respectively. These amounts are recorded in “Trade accounts receivable” on our Condensed Consolidated Balance Sheets. See Note 1 for further information on the Sale and Transfer of Assets to EchoStar.

“Trade accounts payable”

As of March 31, 2024 and December 31, 2023, trade accounts payable to EchoStar was $22 million and $4 million, respectively. These amounts are recorded in “Trade accounts payable” on our Condensed Consolidated Balance Sheets.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

“Service revenue”

During both the three months ended March 31, 2024 and 2023, we received $1 million for services provided to EchoStar. These amounts are recorded in “Service revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these revenues are discussed below.

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

“Equipment sales and other revenue”

During both the three months ended March 31, 2024 and 2023, we received $1 million for services provided to EchoStar. These amounts are recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these revenues are discussed below.

Real Estate Lease Agreements. We have entered into lease agreements pursuant to which we lease certain real estate to EchoStar. The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic areas, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises. The term of each lease is set forth below:

●	El Paso Lease Agreement. During 2012, we began leasing certain space at 1285 Joe Battle Blvd., El Paso, Texas to EchoStar for an initial period ending on August 1, 2015, which also provides EchoStar with renewal options for four consecutive three-year terms. EchoStar exercised its renewal option for a period ending in July 2024.

●	90 Inverness Lease Agreement. Effective March 1, 2017, EchoStar leases certain space from us at 90 Inverness Circle East, Englewood, Colorado with an initial term that ended in February 2023 and renewal options for four consecutive three-year terms ending in February 2027. EchoStar exercised its renewal option for a period ending in February 2025.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

●	Cheyenne Lease Agreement. Effective March 1, 2017, EchoStar began leasing certain space from us at 530 EchoStar Drive, Cheyenne, Wyoming for a period ending in February 2019. In August 2018, EchoStar exercised its option to renew this lease for a one-year period ending in February 2020. EchoStar has the option to renew this lease for 12 one-year periods. During September 2019, we and EchoStar amended this lease to provide EchoStar with certain space for a period ending in September 2023, with the option for EchoStar to renew for a one-year period upon 180 days’ written notice prior to the end of the term. This lease was not renewed and terminated in September 2023.

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

“Cost of services”

During the three months ended March 31, 2024 and 2023, we incurred $1 million and $3 million, respectively, of costs for services provided to us by EchoStar. These amounts are recorded in “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

Spectrum Manager Lease Agreement. Effective January 10, 2024, we and EchoStar, on behalf of certain wholly-owned subsidiaries, entered into the Spectrum Manager Lease Agreement pursuant to which we have the right to lease the wireless spectrum licenses AWS-4, H-Block, CBRS (3550-3650 MHz), C-Band– Cheyenne (3.7-3.98 GHz), 12GHz (MVDDS), LMDS, 24 GHz, 28 GHz, 37GHz, 39GHz and 47GHz, and 700 MHz for a nominal fee. Under the applicable accounting guidance in Accounting Standards Codification 842, Leases (“ASC 842”), these wireless spectrum licenses are intangible assets, and therefore excluded from the scope of ASC 842 and are not reflected on our Condensed Consolidated Balance Sheets as right-of-use assets and lease liabilities. We have the right to use the wireless spectrum licenses for as long as EchoStar holds the licenses, subject to certain termination provisions.

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

“Cost of sales – equipment and other”

During the three months ended March 31, 2024 and 2023, we incurred zero and $2 million, respectively, for satellite hosting, operations and maintenance services as well as transmission of certain data to EchoStar.  These amounts are recorded in “Cost of sales – equipment and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

DBSD North America Agreement. On March 9, 2012, we completed the DBSD Transaction. During the second quarter of 2011, EchoStar acquired Hughes. Prior to our acquisition of DBSD North America and EchoStar’s acquisition of Hughes, DBSD North America and HNS entered into an agreement pursuant to which HNS provides, among other things, hosting, operations and maintenance services for DBSD North America’s satellite gateway and associated ground infrastructure. This agreement generally may be terminated by us at any time for convenience. DBSD North America was included in the Sale and Transfer of Assets to EchoStar. See Note 1 for further information.

TerreStar Agreements. On March 9, 2012, we completed the TerreStar Transaction. Prior to our acquisition of substantially all the assets of TerreStar and EchoStar’s acquisition of Hughes, TerreStar and HNS entered into various agreements pursuant to which HNS provides, among other things, hosting, operations and maintenance services for TerreStar’s satellite gateway and associated ground infrastructure. These agreements generally may be terminated by us at any time for convenience. TerreStar was included in the Sale and Transfer of Assets to EchoStar. See Note 1 for further information.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

“Selling, general and administrative expenses”

During the three months ended March 31, 2024 and 2023, we incurred $5 million and $3 million, respectively, for selling, general and administrative expenses for services provided to us by EchoStar. These amounts are recorded in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

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

Revenue for services provided by us to EchoStar under the Professional Services Agreement is recorded in “Service revenue” and “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Other Agreements – EchoStar

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

In light of the Tax Sharing Agreement, among other things, and in connection with our consolidated federal income tax returns for certain tax years prior to and for the year of the Spin-off, during 2013, we and EchoStar agreed upon a supplemental allocation of the tax benefits arising from certain tax items resolved in the course of the IRS’ examination of these consolidated tax returns. As a result, we agreed to pay EchoStar $82 million of the tax benefit we received or will receive. Any payment to EchoStar, including accrued interest, will be made at such time as EchoStar would have otherwise been able to realize such tax benefit. As of March 31, 2024, we have paid $13 million of the tax benefit received, leaving $69 million remaining to be paid.

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

Hughes Broadband Master Services Agreement.  In March 2017, DISH Network L.L.C. (“DNLLC”) and HNS entered into the MSA pursuant to which DNLLC, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders for the Hughes broadband satellite service and related equipment; and (ii) installs Hughes service equipment with respect to activations generated by DNLLC.  Under the MSA, HNS will make certain payments to DNLLC for each Hughes service activation generated, and installation performed, by DNLLC.  Payments from HNS for services provided are recorded in “Service revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). For the three months ended March 31, 2024 and 2023, these payments were less than $1 million and $1 million, respectively. The MSA has an initial term of five years with automatic renewal for successive one-year terms. After the first anniversary of the MSA, either party has the ability to terminate the MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party.  Upon expiration or termination of the MSA, HNS will continue to provide the Hughes service to subscribers and make certain payments to DNLLC pursuant to the terms and conditions of the MSA. For each of the three months ended March 31, 2024 and 2023, we purchased zero broadband equipment from HNS under the MSA.

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

Related Party Transactions with NagraStar L.L.C.

We own a 50% interest in NagraStar, a joint venture that is our primary provider of encryption and related security systems intended to assure that only authorized customers have access to our programming. Certain payments related to NagraStar are recorded in “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). In addition, certain other payments are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Condensed Consolidated Balance Sheets or expensed as “Selling, general and administrative expenses” or “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed. We record all payables in “Trade accounts payable” or “Other accrued expenses and liabilities” on our Condensed Consolidated Balance Sheets. Our investment in NagraStar is accounted for using the equity method.

The table below summarizes our transactions with NagraStar:

	For the Three Months Ended
	March 31,
	2024	2023

	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$8,602	$9,545

	As of
	March 31,	December 31,
	2024	2023

	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$6,452	$9,821
Commitments to NagraStar	$1,177	$1,727

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

You should read the following management’s narrative analysis of our results of operations together with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q. This management’s narrative analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2023 under the caption “Item 1A. Risk Factors.” Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation to update any forward-looking statements.

Overview

Recent Developments

Sale and Transfer of Assets to EchoStar

Sale of Assets to EchoStar. On January 10, 2024, we sold certain assets and equity interests to EchoStar, which included the sale of a financial asset (the “Sale of Assets to EchoStar”).

Asset Transfer to EchoStar. On January 10, 2024, we transferred our wholly-owned subsidiaries that hold certain of our wireless spectrum licenses, including AWS-4, H-Block, CBRS (3550-3650 MHz), C-Band – Cheyenne (3.7-3.98 GHz), 12GHz (MVDDS), LMDS, 24 GHz, 28 GHz, 37GHz, 39GHz and 47GHz to EchoStar Wireless Holding L.L.C., a direct wholly-owned subsidiary of our parent, EchoStar (together with the “Intercompany Loan 2026 Tranche” defined below, the “Asset Transfer to EchoStar”). In addition, DISH DBS, in its capacity as “Lender” under the terms of the Loan and Security Agreement related to the Intercompany Loan between DISH Network and DISH DBS, has consummated the assignment pursuant to such terms, without any modification or amendment thereto, of its receivable in respect to the 2026 Tranche of $4.7 billion (the “Intercompany Loan 2026 Tranche”) to DBS Intercompany Receivable L.L.C.  DBS Intercompany Receivable L.L.C. has subsequently assigned its rights as lender thereunder to EchoStar Intercompany Receivable Company L.L.C., our parent, EchoStar’s direct wholly-owned subsidiary, such that amounts owed in respect of the 2026 Tranche will now be paid by us to EchoStar Intercompany Receivable L.L.C.

700 MHz Spectrum Sale to EchoStar. On March 12, 2024, we sold our wholly-owned subsidiary which holds the 700 MHz spectrum to a wholly-owned subsidiary of our parent, EchoStar (the “700 MHz Spectrum Sale to EchoStar”).

The Sale of Assets to EchoStar, Asset Transfer to EchoStar and 700 MHz Spectrum Sale to EchoStar together are referred to as (the “Sale and Transfer of Assets to EchoStar”).

See Note 1 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Merger with EchoStar

On December 31, 2023, EchoStar completed the acquisition of DISH Network pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of October 2, 2023 (the “Amended Merger Agreement”), by and among EchoStar, EAV Corp., a Nevada corporation and its wholly owned subsidiary (“Merger Sub”), and DISH Network, pursuant to which EchoStar acquired DISH Network by means of the merger of Merger Sub with and into DISH Network (the “Merger”), with DISH Network surviving the Merger as EchoStar’s wholly owned subsidiary. For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.

With the Merger complete, we are currently focused on the process of integrating our and EchoStar’s business in a manner that facilitates synergies, cost savings, growth opportunities and achieves other anticipated benefits (the “Integration”).

Segments

We currently operate three primary business segments: (1) Pay-TV; (2) Retail Wireless; and (3) 5G Network Deployment.

Our Pay-TV segment business strategy is to be the best provider of video services in the United States by providing products with the best technology, outstanding customer service and great value. We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). We promote our Pay-TV services by providing our subscribers with a better “price-to-value” relationship and experience than those available from other subscription television service providers. The DISH branded pay-TV service consists of, among other things, FCC licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear and on-demand streaming over-the-top (“OTT”) Internet-based domestic, international, Latino and Freestream video programming services (“SLING TV”). We market our SLING TV services to consumers who do not subscribe to traditional satellite and cable pay-TV services, as well as to current and recent traditional pay-TV subscribers who desire a lower cost alternative.

We offer nationwide prepaid and postpaid retail wireless services to subscribers primarily under our Boost Mobile® and Gen Mobile® brands (“Retail Wireless” services), as well as a competitive portfolio of wireless devices. We offer customers value by providing choice and flexibility in our Retail Wireless services. We offer competitive consumer plans with no annual service contracts. Our Retail Wireless business strategy is to expand our current target segments and profitably grow our subscriber base by acquiring and retaining high quality subscribers while we continue our 5G Network Deployment. We intend to acquire high quality subscribers by providing competitive offers, choice and outstanding customer service that better meet those subscribers’ needs and budget.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

We are currently operating our Retail Wireless segment primarily as a mobile virtual network operator (“MVNO”) as we continue our 5G Network Deployment and commercialize and grow customer traffic on our 5G Network, as defined below. We are transitioning our Retail Wireless segment to a mobile network operator (“MNO”) as our 5G Network has become commercially available and we grow customer traffic on our 5G Network. We are currently activating Boost Mobile subscribers with compatible devices onto our 5G Network in markets where we have reached voice over new radio (“VoNR”). We currently provide 5G VoNR reaching approximately 200 million Americans. Within our MVNO operations, today we depend on T-Mobile and AT&T to provide us with network services under the amended Master Network Services Agreement (“MNSA”) and Network Services Agreement (the “NSA”), respectively. Under the NSA, we expect AT&T will become our primary network services provider.

Our 5G Network Deployment segment strategy is to commercialize our Wireless spectrum licenses through the completion of the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G network (our “5G Network Deployment”). We have committed to deploy a facilities-based 5G broadband network (our “5G Network”) capable of serving increasingly larger portions of the U.S. population at different deadlines. On September 29, 2023, the FCC confirmed we have met all of our June 14, 2023 band-specific 5G deployment commitments, and two of our three nationwide 5G commitments. The single remaining 5G commitment, that at least 70% of the U.S. population has access to average download speeds equal to 35 Mbps, was achieved in March 2024 using the drive test methodology previously agreed upon by us and the FCC and overseen by an independent monitor. We now have the largest commercial deployment of 5G VoNR in the world reaching approximately 200 million Americans and 5G broadband service reaching approximately 250 million Americans.

Future Capital Requirements

We expect to fund our future working capital, capital expenditures, other investments, and debt service requirements from cash generated from operations, existing cash, restricted cash, cash equivalents and marketable investment securities balances, and cash generated through raising additional capital. We may need to make significant additional investments to, among other things, continue our 5G Network Deployment and further commercialize, build-out and integrate our Wireless spectrum licenses and related assets. The amount of capital required to fund our future working capital, capital expenditure and other investment needs varies, depending on, among other things, the rate at which we complete our 5G Network Deployment, the potential purchase of additional wireless spectrum licenses and the rate at which we acquire new subscribers, and the cost of subscriber acquisition and retention. Certain of our capital expenditures for 2024 are expected to be driven by the rate of our 5G Network Deployment as well as costs associated with subscriber premises equipment. These expenditures are necessary for our 5G Network Deployment as well as to operate and maintain our DISH TV services. Consequently, we consider them to be non-discretionary.

We do not currently have the necessary cash, cash equivalents and marketable investment securities and/or projected future cash flows to fund fourth quarter operations or the November 2024 debt maturity. To address our capital needs, we are in active discussions with funding sources to raise additional capital.

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

Economic Environment

During 2023 and the first three months of 2024, we experienced inflationary pressures in our commodity and labor costs resulting from the macroeconomic environment in the United States, which has significantly impacted our overall operating results.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Finally, our future cash flow is impacted by, among other things, the rate at which we complete our 5G Network Deployment, incur litigation expense, and any cash flow from financing activities.  We anticipate operating expenditures for our 5G Network Deployment to increase during 2024 as we continue to, among other things, deploy cell sites and communication towers to commercialize our 5G Network. Since we reached our 5G Network Deployment milestone of 70% of the U.S. population, we expect our capital expenditures will decline in the near term. However, as we prepare for our next build-out requirements in 2025, we expect our capital expenditures to increase as we approach this deadline. As a result, our historical cash flow is not necessarily indicative of our future cash flows. As of March 31, 2024, as a result of, among other things, capital expenditures for our 5G Network Deployment, we experienced negative cash flow. We expect that this trend will continue in 2024 and in future periods. In addition, declines in our Pay-TV and Wireless subscriber base and any decrease in subscriber-related margins negatively impact our cash flow, and there can be no assurance that our subscriber declines will not continue.

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

Our 5 7/8% Senior Notes due 2024 with remaining balance of approximately $1.983 billion matures on November 15, 2024. We do not currently have the necessary cash, cash equivalents and marketable investment securities and/or projected future cash flows to fund the November 2024 debt maturity. To address our capital needs, we are in active discussions with funding sources to raise additional capital.

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

New Accounting Pronouncements

See Note 2 in the Notes to our Condensed Consolidated Financial Statements.

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

Cost of services. “Cost of services” principally includes Pay-TV programming expenses and other operating costs related to our Pay-TV segment and costs of Wireless services (including costs incurred under the MNSA and NSA). Beginning on January 1, 2024, as we have commenced utilizing our 5G Network for commercial traffic, cost of Wireless services includes certain direct costs related to our 5G Network Deployment, including lease expense on communication towers, transport, cloud services and other costs.

Cost of sales - equipment and other. “Cost of sales – equipment and other” principally includes the cost of wireless devices and other related items, as well as costs related to the non-subsidized sales of Pay-TV equipment. Costs are generally recognized as products are delivered to customers and the related revenue is recognized. In addition, prior to January 1, 2024, “Cost of sales – equipment and other” included certain direct costs related to our 5G Network Deployment, including lease expense on communication towers, transport, cloud services and other costs, which is now included in “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

SLING TV subscribers. We include customers obtained through direct sales and third-party marketing agreements in our SLING TV subscriber count. SLING TV subscriber additions are recorded net of disconnects. SLING TV customers receiving SLING TV Freestream service, or service for no charge, under certain new subscriber promotions, are excluded from our SLING TV subscriber count. For customers who subscribe to multiple SLING TV packages, each customer is only counted as one SLING TV subscriber.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Segments

Business Segments

We currently operate three primary business segments:  (1) Pay-TV; (2) Retail Wireless; and (3) 5G Network Deployment.  Revenue and operating income (loss) by segment are shown in the table below:

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023.

	For the Three Months Ended
	March 31,		Variance
	2024	2023	Amount	%

	(In thousands)
Revenue:
Pay-TV	$2,726,578	$2,972,131	$(245,553)	(8.3)
Retail Wireless	905,850	974,866	(69,016)	(7.1)
5G Network Deployment	28,928	18,907	10,021	53.0
Eliminations	(21,467)	(8,922)	(12,545)	*
Total revenue	$3,639,889	$3,956,982	$(317,093)	(8.0)

Operating income (loss):
Pay-TV	$670,243	$675,233	$(4,990)	(0.7)
Retail Wireless	(74,417)	(18,207)	(56,210)	*
5G Network Deployment	(570,034)	(333,603)	(236,431)	(70.9)
Eliminations	187	—	187	*
Total operating income (loss)	$25,979	$323,423	$(297,444)	(92.0)

*Percentage is not meaningful

Total revenue. Our consolidated revenue totaled $3.640 billion for the three months ended March 31, 2024, a decrease of $317 million or 8.0% compared to the same period in 2023. The net decrease primarily resulted from the decrease in revenue from our Pay-TV and Retail Wireless segments.

Total operating income (loss). Our consolidated operating income totaled $26 million for the three months ended March 31, 2024, a decrease of $297 million or 92.0% compared to the same period in 2023. This decrease primarily resulted from a decrease in operating income from our 5G Network Deployment and Retail Wireless segments.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV Segment

We offer Pay-TV services under the DISH brand and the SLING brand. As of March 31, 2024, we had 8.178 million Pay-TV subscribers in the United States, including 6.258 million DISH TV subscribers and 1.920 million SLING TV subscribers.

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

Mergers and acquisitions, joint ventures and alliances among cable television providers, telecommunications companies, programming providers and others may result in, among other things, greater scale and financial leverage and increase the availability of offerings from providers capable of bundling video, broadband and/or wireless services in competition with our services and may exacerbate the risks described under the caption “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 and elsewhere in our public filings. These transactions may affect us adversely by, among other things, making it more difficult for us to obtain access to certain programming networks on nondiscriminatory and fair terms, or at all.

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

Other Developments

Adaptive Bitrate Streaming Patents

Through our subsidiaries, we hold dozens of issued United States and foreign patents that relate to Adaptive Bitrate Streaming.  On September 9, 2022, the chief administrative law judge at the United States International Trade Commission (“ITC”) issued an Initial Determination holding that the video streaming in certain Peloton, NordicTrack and Mirror exercise equipment infringes four of those patents, and recommended that the ITC prevent the importation of the infringing products.  On March 8, 2023, the ITC issued its Final Determination, which affirmed the Initial Determination for three of the four patents in all material aspects, and issued the recommended exclusion and cease and desist orders, which will become effective after a Presidential review period. On February 9, 2023, we entered into a confidential license agreement covering Mirror exercise equipment that resolves our litigation involving those products. On May 1, 2023, we entered into a $75 million license agreement covering Peloton exercise equipment that resolves our litigation involving those products. During the second quarter of 2023, we recorded the $75 million license agreement in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). On March 6, 2024, we entered into a license agreement covering NordicTrack exercise equipment that resolves our litigation involving those products and received the initial payment.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Pay-TV Segment

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023.

	For the Three Months Ended
	March 31,		Variance
Statements of Operations Data	2024	2023	Amount	%

	(In thousands)
Revenue:
Service revenue	$2,701,179	$2,944,482	$(243,303)	(8.3)
Equipment sales and other revenue	25,399	27,649	(2,250)	(8.1)
Total revenue	2,726,578	2,972,131	(245,553)	(8.3)

Costs and expenses:
Cost of services	1,664,445	1,833,299	(168,854)	(9.2)
% of Service revenue	61.6%	62.3%
Cost of sales - equipment and other	16,992	21,065	(4,073)	(19.3)
Selling, general and administrative expenses	289,496	339,959	(50,463)	(14.8)
% of Total revenue	10.6%	11.4%
Depreciation and amortization	85,402	102,575	(17,173)	(16.7)
Total costs and expenses	2,056,335	2,296,898	(240,563)	(10.5)

Operating income (loss)	$670,243	$675,233	$(4,990)	(0.7)

Other data:
Pay-TV subscribers, as of period end (in millions)	8.178	9.198	(1.020)	(11.1)
DISH TV subscribers, as of period end (in millions)	6.258	7.098	(0.840)	(11.8)
SLING TV subscribers, as of period end (in millions)	1.920	2.100	(0.180)	(8.6)
Pay-TV subscriber additions (losses), net (in millions)	(0.348)	(0.552)	0.204	37.0
DISH TV subscriber additions (losses), net (in millions)	(0.213)	(0.318)	0.105	33.0
SLING TV subscriber additions (losses), net (in millions)	(0.135)	(0.234)	0.099	42.3
Pay-TV ARPU	$107.38	$102.71	$4.67	4.5
DISH TV subscriber additions, gross (in millions)	0.079	0.113	(0.034)	(30.1)
DISH TV churn rate	1.53%	1.98%	(0.45)%	(22.7)
DISH TV SAC	$1,054	$1,055	$(1)	(0.1)
Purchases of property and equipment, net of refunds	$27,877	$35,563	$(7,686)	(21.6)
OIBDA	$755,645	$777,808	$(22,163)	(2.8)

*  Percentage is not meaningful.

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 213,000 net DISH TV subscribers during the three months ended March 31, 2024 compared to the loss of approximately 318,000 net DISH TV subscribers during the same period in 2023. This decrease in net DISH TV subscriber losses primarily resulted from a lower DISH TV churn rate, partially offset by lower gross new DISH TV subscriber activations.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

SLING TV subscribers. We lost approximately 135,000 net SLING TV subscribers during the three months ended March 31, 2024 compared to the loss of approximately 234,000 net SLING TV subscribers during the same period in 2023. The decrease in net SLING TV subscriber losses was primarily related to lower SLING TV subscriber disconnects in 2024 due to our emphasis on acquiring higher quality subscribers, partially offset by lower SLING TV subscriber activations. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers, many of which are providers of our content and offer football and other seasonal sports programming direct to subscribers on an a la carte basis.

DISH TV subscribers, gross. During the three months ended March 31, 2024, we activated approximately 79,000 gross new DISH TV subscribers compared to approximately 113,000 gross new DISH TV subscribers during the same period in 2023, a decrease of 30.1%. This decrease in our gross new DISH TV subscriber activations was primarily related to the lack of demand, shifting consumer behavior and lower marketing expenditures, as well as increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, and direct-to-consumer offerings by certain of our programmers. Our gross new DISH TV subscriber activations continue to be negatively impacted by an emphasis on acquiring higher quality subscribers.

DISH TV churn rate. Our DISH TV churn rate for the three months ended March 31, 2024 was 1.53% compared to 1.98% for the same period in 2023. Our DISH TV churn rate for the three months ended March 31, 2024 was positively impacted by our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, cord cutting, shifting consumer behavior and increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, our ability to control piracy and other forms of fraud and the level of our retention efforts. In addition, our DISH TV churn rate for the three months ended March 31, 2023 was briefly elevated due to the cyber-security incident.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Service revenue. “Service revenue” totaled $2.701 billion for the three months ended March 31, 2024, a decrease of $243 million or 8.3% compared to the same period in 2023. The decrease in “Service revenue” compared to the same period in 2023 was primarily related to lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU, discussed below.

Pay-TV ARPU. Pay-TV ARPU was $107.38 during the three months ended March 31, 2024 versus $102.71 during the same period in 2023. The $4.67 or 4.5% increase in Pay-TV ARPU was primarily attributable to the DISH TV and SLING TV programming price increases and higher Pay-TV ad sales revenue. The DISH TV and SLING TV programming package price increases were effective in the fourth quarter of 2023.

Cost of services. “Cost of services” totaled $1.664 billion during the three months ended March 31, 2024, a decrease of $169 million or 9.2% compared to the same period in 2023. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base and lower variable and retention costs per subscriber, partially offset by higher programming costs per subscriber. Programming costs per subscriber increased during the three months ended March 31, 2024 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. Variable and retention costs per subscriber during the three months ended March 31, 2023 were negatively impacted by approximately $30 million in cyber-security-related expenses to remediate the incident and provide additional customer support. “Cost of services” represented 61.6% and 62.3% of “Service revenue” during the three months ended March 31, 2024 and 2023, respectively.

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

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $289 million during the three months ended March 31, 2024, a $50 million or 14.8% decrease compared to the same period in 2023. This change was primarily driven by a decrease in subscriber acquisition costs resulting from lower marketing expenditures and lower gross new DISH TV subscriber activations and a decrease in personnel costs.

Depreciation and amortization. “Depreciation and amortization” expense totaled $85 million during the three months ended March 31, 2024, a $17 million or 16.7% decrease compared to the same period in 2023. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers and the EchoStar XI satellite which became fully depreciated during the second quarter of 2023.

DISH TV SAC.  DISH TV SAC was $1,054 during the three months ended March 31, 2024 compared to $1,055 during the same period in 2023, a decrease of $1 or 0.1%.  This change was primarily attributable to a decrease in advertising costs per subscriber, partially offset by higher installation costs due to an increase in labor and other installation costs and higher commission costs due to our emphasis on acquiring higher quality subscribers.

During the three months ended March 31, 2024 and 2023, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $7 million and $15 million, respectively. This decrease in capital expenditures primarily resulted from a decrease in gross new DISH TV subscriber activations.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Retail Wireless Segment

We offer nationwide prepaid and postpaid Retail Wireless services to subscribers primarily under our Boost Mobile and Gen Mobile brands, as well as a competitive portfolio of wireless devices. Prepaid wireless subscribers generally pay in advance for monthly access to wireless talk, text and data services. Postpaid wireless subscribers are qualified to pay after receiving wireless talk, text and data services, and may also qualify for device financing arrangements.

Boost Mobile postpaid. During 2023, we launched our nationwide expansion of our Boost Mobile postpaid wireless service. At the end of the third quarter of 2023, we began offering the iPhone 15 on our 5G Network and expanded our Boost Mobile postpaid offering through a distribution partnership with Amazon. We currently offer a broad range of premium wireless devices on our 5G Network.

We are currently operating our Retail Wireless segment primarily as an MVNO as we continue our 5G Network Deployment and commercialize and grow customer traffic on our 5G Network. We are transitioning our Retail Wireless segment to an MNO as our 5G Network has become commercially available and we grow customer traffic on our 5G Network. We are currently activating Boost Mobile subscribers with compatible devices onto our 5G Network in markets where we have reached VoNR. We currently provide 5G VoNR reaching approximately 200 million Americans. Within our MVNO operations, today we depend on T-Mobile and AT&T to provide us with network services under MNSA and NSA, respectively. Under the NSA, we expect AT&T will become our primary network services provider.

As of March 31, 2024 we had 7.297 million Wireless subscribers. Currently, we offer Wireless subscribers competitive consumer plans with no annual service contracts and monthly service plans including high-speed data and unlimited talk and text, and device financing arrangements for certain qualified subscribers.

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

ACP Subscribers. A portion of our subscriber base and revenue is comprised of subscribers who receive benefits under ACP. The ACP program was projected to end in April 2024 unless Congress appropriated additional funding and the FCC began taking steps to wind down the ACP program and stopped accepting new applications and enrollments on February 7, 2024. Households enrolled in the ACP continued to receive the benefit on their service through April 2024. In May 2024, households may receive a partial benefit and after May 2024 ACP will end and households will no longer receive their benefit, unless Congress appropriates additional funding.

As of March 31, 2024, we had approximately 600,000 ACP subscribers, representing 8% of our Wireless subscriber base. We currently have plans in place to retain and/or migrate these subscribers to lower priced service plans. Generally, ACP subscribers have lower Wireless ARPU than other Wireless subscribers and as a result, any loss of ACP subscribers will have a nominal impact on pre-tax net income. We cannot predict with any certainty the impact of the loss of the ACP benefit to our Wireless subscriber base, net Wireless subscriber activations and results of operations.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

If ACP funding is ultimately restored or replaced, there can be no assurance that the timing of the restoration or replacement will not lead to service interruptions and negatively impact, among other things, our net Wireless subscriber activations and results of operations. In addition, the restoration or replacement of ACP with one having different eligibility requirements and/or funding levels could negatively impact, among other things, our net Wireless subscriber activations and results of operations or impose additional costs on our business.

Competition

Retail wireless is a mature market with moderate year over year organic growth. Competitors include, among others, providers who offer similar wireless communications services, such as talk, text and data. Competitive factors within the wireless communications services industry include, but are not limited to, pricing, market saturation, service and product offerings, customer experience and service quality. We compete with a number of national wireless carriers, including Verizon, AT&T and T-Mobile, all of which are significantly larger than us, serve a significant percentage of all wireless subscribers and enjoy scale advantages compared to us. Verizon, AT&T, and T-Mobile are currently the only nationwide MNOs in the United States.

Additional primary competitors to our Retail Wireless segment include, but are not limited to, Metro PCS (owned by T-Mobile), Cricket Wireless (owned by AT&T), Visible (owned by Verizon), Tracfone Wireless (owned by Verizon), and other MVNOs such as Consumer Cellular, Mint Mobile (T-Mobile has reached an agreement to acquire), Spectrum Mobile and Xfinity Mobile.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS –Retail Wireless Segment

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023.

	For the Three Months Ended
	March 31,		Variance
Statements of Operations Data	2024	2023	Amount	%

	(In thousands)
Revenue:
Service revenue	$804,265	$867,111	$(62,846)	(7.2)
Equipment sales and other revenue	101,585	107,755	(6,170)	(5.7)
Total revenue	905,850	974,866	(69,016)	(7.1)

Costs and expenses:
Cost of services	460,814	497,972	(37,158)	(7.5)
% of Service revenue	57.3%	57.4%
Cost of sales - equipment and other	289,542	263,833	25,709	9.7
Selling, general and administrative expenses	173,012	178,423	(5,411)	(3.0)
% of Total revenue	19.1%	18.3%
Depreciation and amortization	56,899	52,845	4,054	7.7
Total costs and expenses	980,267	993,073	(12,806)	(1.3)

Operating income (loss)	$(74,417)	$(18,207)	$(56,210)	*

Other data:
Wireless subscribers, as of period end (in millions)	7.297	7.913	(0.616)	(7.8)
Wireless subscriber additions, gross (in millions)	0.580	0.785	(0.205)	(26.1)
Wireless subscriber additions (losses), net (in millions) **	(0.081)	(0.081)	—	*
Wireless ARPU	$36.69	$36.43	$0.26	0.7
Wireless churn rate	3.05%	4.24%	(1.19)%	(28.1)
OIBDA	$(17,518)	$34,638	$(52,156)	*

*  Percentage is not meaningful.

**Includes ACP/Gen Mobile subscribers.

Wireless subscribers. We lost approximately 81,000 net Wireless subscribers during each of the three months ended March 31, 2024 and 2023. The three months ended March 31, 2024 was positively impacted by a lower Wireless churn rate, partially offset by lower gross new Wireless subscriber activations and lower net ACP/Gen Mobile subscriber additions compared to the same period in 2023.

Wireless subscribers, gross. During the three months ended March 31, 2024, we activated approximately 580,000 gross new Wireless subscribers compared to approximately 785,000 gross new Wireless subscribers during the same period in 2023, a decrease of 26.1%. This decrease in our gross new Wireless subscriber activations was primarily related to increased competitive pressures, including aggressive competitor marketing, discounted service plans and deeper wireless device subsidies. In addition, our gross new Wireless subscribers for the three months ended March 31, 2024 was negatively impacted by our emphasis on acquiring and retaining higher quality subscribers.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Wireless churn rate. Our Wireless churn rate for the three months ended March 31, 2024 was 3.05% compared to 4.24% for the same period in 2023. Our Wireless churn rate for the three months ended March 31, 2024 was positively impacted by our emphasis on acquiring and retaining higher quality subscribers, partially offset by competitive pressures, including deeper wireless device subsidies. In addition, our Wireless churn rate for the three months ended March 31, 2023 was negatively impacted by migrating subscribers off the TSA with T-Mobile and onto our new billing and operational support systems.

Service revenue. “Service revenue” totaled $804 million for the three months ended March 31, 2024, a decrease of $63 million or 7.2% compared to the same period in 2023. The decrease in “Service revenue” compared to the same period in 2023 was primarily related to a lower average Wireless subscriber base, partially offset by an increase in Wireless ARPU, discussed below.

Wireless ARPU. Wireless ARPU was $36.69 during the three months ended March 31, 2024 versus $36.43 during the same period in 2023. The $0.26 or 0.7% increase in Wireless ARPU was primarily attributable to, among other things, a shift in subscriber plan mix to higher priced service plans.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $102 million for the three months ended March 31, 2024, a decrease of $6 million or 5.7% compared to the same period in 2023. The decrease in “Equipment sales and other revenue” compared to the same period in 2023 was primarily related to a decrease in units shipped and higher promotional subsidies, partially offset by higher revenue per unit shipped due to unit mix. During the three months ended March 31, 2024, we shipped a higher percentage of devices that are compatible with our 5G Network and other devices that have a higher revenue per unit.

Cost of services. “Cost of services” totaled $461 million for the three months ended March 31, 2024, a decrease of $37 million or 7.5% compared to the same period in 2023. The decrease in “Cost of services” compared to the same period in 2023 was primarily attributable to a lower average Wireless subscriber base and lower network services costs per subscriber, partially offset by higher monthly dealer incentive costs. In the third quarter of 2023, we realigned our commission structure with current business objectives to acquire higher quality, long-term subscribers, which resulted in higher monthly dealer incentive costs. The three months ended March 31, 2023 was negatively impacted by the migration of subscribers off the TSA with T-Mobile and onto our new billing and operational support systems. We incurred duplicative costs related to our TSA with T-Mobile and our own billing and operational support systems as we migrated subscribers off the TSA with T-Mobile.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $290 million for the three months ended March 31, 2024, an increase of $26 million or 9.7% compared to the same period in 2023. The increase in “Cost of sales – equipment and other” compared to the same period in 2023 was primarily related to higher costs per unit shipped due to unit mix, partially offset by a decrease in units shipped and higher vendor rebates. During the three months ended March 31, 2024, we shipped a higher percentage of devices that are compatible with our 5G Network and other devices that have a higher cost per unit.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $173 million during the three months ended March 31, 2024, a $5 million or 3.0% decrease compared to the same period in 2023. This change was primarily driven by a decrease in costs to support the Retail Wireless segment and lower sales commissions, partially offset by higher marketing expenditures mainly related to the third quarter of 2023 nationwide expansion of our Boost Mobile postpaid wireless service and offering of the iPhone 15 on our 5G Network. The three months ended March 31, 2023 was negatively impacted by costs of migrating subscribers off the TSA with T-Mobile and onto our new billing and operational support systems.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

5G Network Deployment Segment

We initially invested a total of over $30 billion in Wireless spectrum licenses, and a portion of these licenses were included in the Sale and Transfer of Assets to EchoStar. We currently have $24 billion of investments related to Wireless spectrum licenses, which does not include $6 billion of capitalized interest related to the carrying value of such licenses. See Note 1, Note 2 and Note 9 in the Notes to our Condensed Consolidated Financial Statements for further information.

We will need to raise additional capital in the future, which may not be available on favorable terms, to fund the efforts described below, as well as, among other things, make any potential Northstar Re-Auction Payment and SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC. There can be no assurance that we will be able to profitably deploy our Wireless spectrum licenses, which may affect the carrying amount of these assets and our future financial condition or results of operations. See Note 9 in the Notes to our Condensed Consolidated Financial Statements for further information.

Our Wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. We plan to commercialize our Wireless spectrum licenses through our 5G Network Deployment. We have committed to deploy our 5G Network capable of serving increasingly larger portions of the U.S. population at different deadlines. On September 29, 2023, the FCC confirmed we have met all of our June 14, 2023 band-specific 5G deployment commitments, and two of our three nationwide 5G commitments. The single remaining 5G commitment, that at least 70% of the U.S. population has access to average download speeds equal to 35 Mbps, was achieved in March 2024 using the drive test methodology previously agreed upon by us and the FCC and overseen by an independent monitor. We now have the largest commercial deployment of 5G VoNR in the world reaching approximately 200 million Americans and 5G broadband service reaching approximately 250 million Americans.

We may need to make significant additional investments or partner with others to, among other things, continue our 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as we continue our 5G Network Deployment, we have and may continue to incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure, software and third-party integration. As a result of these investments, among other factors, we plan to raise additional capital, which may not be available on favorable terms. We may also determine that additional wireless spectrum licenses may be required for our 5G Network Deployment and to compete effectively with other wireless service providers. See Note 9 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS –5G Network Deployment Segment

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023.

	For the Three Months Ended
	March 31,		Variance
Statements of Operations Data	2024	2023	Amount	%

	(In thousands)
Revenue:
Service revenue	$4	$—	$4	*
Equipment sales and other revenue	28,924	18,907	$10,017	53.0
Total revenue	28,928	18,907	10,021	53.0

Costs and expenses:
Cost of services	311,154	—	311,154	*
Cost of sales - equipment and other	—	184,997	(184,997)	*
Selling, general and administrative expenses	50,622	69,886	(19,264)	(27.6)
Depreciation and amortization	237,186	97,627	139,559	*
Total costs and expenses	598,962	352,510	246,452	69.9

Operating income (loss)	$(570,034)	$(333,603)	$(236,431)	(70.9)

Other data:
OIBDA	$(332,848)	$(235,976)	$(96,872)	(41.1)
Purchases of property and equipment, net of refunds	$387,702	$671,647	$(283,945)	(42.3)

*  Percentage is not meaningful.

Cost of services and Cost of sales – equipment and other. “Cost of services” and “Cost of sales – equipment and other” totaled $311 million during the three months ended March 31, 2024, an increase of $126 million compared to the same period in 2023. Beginning on January 1, 2024, as we have commenced utilizing our 5G Network for commercial traffic, “Cost of services” includes certain direct costs related to our 5G Network Deployment, including lease expense on communication towers, transport, cloud services and other costs which were previously reported in “Cost of sales – equipment and other.” The increase primarily resulted from an increase in lease expense on communication towers, transport, cloud services and other costs related to our 5G Network. See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $51 million during the three months ended March 31, 2024, a $19 million or 27.6% decrease compared to the same period in 2023. This change was primarily driven by a decrease in costs to support the 5G Network Deployment segment.

Depreciation and amortization. “Depreciation and amortization” expense totaled $237 million during the three months ended March 31, 2024, a $140 million increase compared to the same period in 2023. This change was primarily driven by an increase in depreciation and amortization expense related to 5G Network Deployment assets being placed in service. We expect our depreciation and amortization expense to increase as we continue to place 5G Network Deployment assets into service.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

OTHER CONSOLIDATED RESULTS

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023.

	For the Three Months Ended
	March 31,		Variance
Statements of Operations Data	2024	2023	Amount	%

	(In thousands)
Operating income (loss)	$25,979	$323,423	$(297,444)	(92.0)

Other income (expense):
Interest income	12,653	40,533	(27,880)	(68.8)
Interest expense, net of amounts capitalized	(170,635)	(7,772)	(162,863)	*
Other, net	127,342	(30,521)	157,863	*
Total other income (expense)	(30,640)	2,240	(32,880)	*

Income (loss) before income taxes	(4,661)	325,663	(330,324)	*
Income tax (provision) benefit, net	(5,570)	(82,425)	76,855	93.2
Effective tax rate	(119.5)%	25.3%
Net income (loss)	(10,231)	243,238	(253,469)	*
Less: Net income (loss) attributable to noncontrolling interests, net of tax	3,648	20,533	(16,885)	(82.2)
Net income (loss) attributable to DISH Network	$(13,879)	$222,705	$(236,584)	*

*  Percentage is not meaningful.

Interest income. “Interest income” totaled $13 million during the three months ended March 31, 2024, a decrease of $28 million compared to the same period in 2023. This decrease primarily resulted from lower average cash and marketable investment securities balances and lower percentage returns earned on our cash and marketable investment securities during the three months ended March 31, 2024.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $171 million during the three months ended March 31, 2024, an increase of $163 million compared to the same period in 2023. This increase primarily resulted from the reduction of capitalized interest related to the qualifying assets being placed into service and the Sale and Transfer of Assets to EchoStar, which included the Intercompany Loan 2026 Tranche, which was previously eliminated in consolidation and held by DISH DBS. During the three months ended March 31, 2024, as the qualifying assets, including certain bands of wireless spectrum licenses, have been placed into service with the deployment of our 5G Network, we no longer capitalize substantially all interest on those assets and as a result, capitalized interest was reduced. See Note 1, Note 2 and Note 8 in the Notes to our Condensed Consolidated Financial Statements for further information.

Other, net. “Other, net” income totaled $127 million during the three months ended March 31, 2024, compared to expense of $31 million during the same period in 2023. This change primarily resulted from the $128 million gain on a sale of a financial asset to EchoStar. In addition, this change resulted from the $29 million decrease in the fair value of our option to purchase certain of T-Mobile’s 800 MHz spectrum licenses during the three months ended March 31, 2023 compared to no change during the three months ended March 31, 2024. See Note 1 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Income tax (provision) benefit, net. Our income tax provision was $6 million during the three months ended March 31, 2024, compared to $82 million during the same period in 2023. This change was primarily related to a decrease in “Income (loss) before income taxes” and the change in the effective tax rate. Our effective tax rate during the three months ended March 31, 2024 was impacted by federal and state valuation allowances and the sale of a financial asset to EchoStar. See Note 1 in the Notes to our Condensed Consolidated Financial Statements for further information.

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

	For the Three Months Ended
	March 31,
	2024	2023

	(In thousands)
Net income (loss) attributable to DISH Network	$(13,879)	$222,705
Interest, net	157,982	(32,761)
Income tax provision (benefit), net	5,570	82,425
Depreciation and amortization	367,074	245,697
Consolidated EBITDA	$516,747	$518,066

The changes in Consolidated EBITDA during the three months ended March 31, 2024, compared to the same period in 2023, were primarily a result of the factors described in connection with operating revenues and operating expenses, as well as the impact from changes in the fair value of our option to purchase certain of T - Mobile’s 800 MHz spectrum licenses during the three months ended March 31, 2023.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Segment OIBDA

Segment OIBDA, which is presented below, is a non-GAAP measure and does not purport to be an alternative to operating income (loss) as a measure of operating performance. We believe this measure is useful to management, investors and other users of our financial information in evaluating operating profitability of our business segments on a more variable cost basis as it excludes the depreciation and amortization expenses related primarily to capital expenditures and acquisitions for those business segments, as well as in evaluating operating performance in relation to our competitors. Segment OIBDA is calculated by adding back depreciation and amortization expense to business segments operating income (loss). See Note 10 to the Notes to our Condensed Consolidated Financial Statements for further information.

For the Three Months Ended March 31, 2024	Pay-TV	Retail Wireless	5G Network Deployment	Eliminations	Consolidated

	(In thousands)
Segment operating income (loss)	$670,243	$(74,417)	$(570,034)	$187	$25,979
Depreciation and amortization	85,402	56,899	237,186	(12,413)	367,074
OIBDA	$755,645	$(17,518)	$(332,848)	$(12,226)	$393,053

For the Three Months Ended March 31, 2023

Segment operating income (loss)	$675,233	$(18,207)	$(333,603)	$—	$323,423
Depreciation and amortization	102,575	52,845	97,627	(7,350)	245,697
OIBDA	$777,808	$34,638	$(235,976)	$(7,350)	$569,120

The changes in OIBDA during the three months ended March 31, 2024, compared to the same period in 2023, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

Item 1A.  RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2023 includes a detailed discussion of our risk factors.

Item 6.EXHIBITS

Exhibits.

31.1◻	Section 302 Certification of Chief Executive Officer.

31.2◻	Section 302 Certification of Chief Financial Officer.

32.1◻	Section 906 Certification of Chief Executive Officer.

32.2◻	Section 906 Certification of Chief Financial Officer.

101◻

The following materials from the Quarterly Report on Form 10-Q of DISH Network for the quarter ended March 31, 2024 filed on May 15, 2024, formatted in Inline eXtensible Business Reporting Language (“iXBRL”):  (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Stockholder’s Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

104◻	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document).

◻ Filed herewith.

* Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Im

DISH NETWORK CORPORATION

	By:	/s/ Hamid Akhavan
Hamid Akhavan
President and Chief Executive Officer
(Duly Authorized Officer)

	By:	/s/ Paul W. Orban
Paul W. Orban
Executive Vice President and Chief Financial Officer, DISH (Principal Financial Officer)

	By:	/s/ James S. Allen
James S. Allen
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date:  May 15, 2024