Form 10-Q
period 2024-06-30
DISH Network CORP
filed 2024-08-13
CIK 1001082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024.

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

As of August 9, 2024, the registrant’s outstanding common stock consisted of 1,000 shares of common stock, $0 par value per share.

The registrant meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

* This item has been omitted pursuant to the reduced disclosure format as set forth in General Instructions (H)(2) of Form 10-Q.

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

SUMMARY OF RISK FACTORS

Risks Related to the Integration

●	Although we expect that the Merger will result in synergies and other benefits, those synergies and benefits may not be realized in the amounts anticipated, or may not be realized within the expected timeframe, or at all, and risks associated with the foregoing may also result from any extended delay in the Integration.

Competition and Economic Risks

●	We face intense and increasing competition from providers of video, broadband and/or wireless services. Changing consumer behavior and new technologies in our Pay-TV and/or Wireless business may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.
●	We face certain risks competing in the wireless services industry and operating a facilities-based wireless services business.
●	Our pay-TV competitors may be able to leverage their relationships with programmers to reduce their programming costs and/or offer exclusive content that will place them at a competitive advantage to us.
●	Through the MNSA and the NSA, we depend on T-Mobile and AT&T to provide network services to our Wireless subscribers. Our failure to effectively manage these relationships, including without limitation, our minimum commitments, any system failure in their wireless networks, interruption in the services provided to us, and/or the termination of the MNSA or the NSA could have a material adverse effect on our business, financial condition and results of operations.
●	We compete with the MNOs whose networks we rely on to provide wireless services to our customers, and they may seek to limit, reduce or terminate our network access to the extent that it becomes competitively advantageous to do so.
●	If we are unable to take advantage of technological developments on a timely basis, or at all, we may experience a decline in demand for our services or face challenges in implementing or evolving our business strategy.

i

Operational and Service Delivery Risks

●	Any deterioration in our operational performance, subscriber activations and churn rate and subscriber satisfaction could adversely affect our business, financial condition and results of operations.
●	We depend on others to provide the programming that we offer to our Pay-TV subscribers and, if we fail to obtain or lose access to certain programming, our Pay-TV subscriber activations and our subscriber churn rate may be negatively impacted.
●	We have limited satellite capacity and any failures or reduced capacity, caused by, among other things, operational and environmental risks, could adversely affect our business, financial condition and results of operations.
●	Extreme weather may result in risk of damage to our infrastructure and therefore our ability to provide services, and may lead to changes in federal, state and foreign government regulation, all of which could materially and adversely affect our business, results of operations and financial condition.
●	We rely on a single vendor or a limited number of vendors to provide certain key products or services to us, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.
●	We depend on independent third parties to solicit orders for our services that represent a meaningful percentage of our total gross new subscriber activations.

Risks Related to our Human Capital

●	We rely on highly skilled personnel for our business, and any inability to hire and retain key personnel or to hire qualified personnel may negatively affect our business, financial condition and results of operations.
●	Our business growth and customer retention strategies rely in part on the work of technically skilled employees.

Risks Related to our Products and Technology

●	Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.
●	We are, and may become, party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.
●	If our products contain defects, we could be subject to significant costs to correct such defects and our product and network service contracts could be delayed or cancelled, which could adversely affect our revenue.

Risks Related to Cybersecurity

●	We have experienced and may experience in the future consistent cyber-attacks and attempts to gain unauthorized access to our systems and any failure or inadequacy of our information technology infrastructure and communications systems or those of third parties that we use in our operations could disrupt or harm our business.
●	The confidentiality, integrity, and availability of our services and products depends on the continuing operation of our information technology and other enabling systems.

Acquisition and Capital Structure Risks

●	We have substantial debt outstanding and may incur additional debt and covenants in our Indentures could limit our ability to undertake certain types of activities and adversely affect our liquidity.

ii

●	We may pursue acquisitions, dispositions, capital expenditures, the development, acquisition and launch of new satellites and other strategic initiatives to complement or expand our business, which may not be successful and we may lose a portion or all of our investment in these acquisitions and transactions.
●	We have made substantial investments to acquire certain wireless spectrum licenses and other related assets, and may be unable to realize a return on these assets.
●	We will need additional capital, which may not be available on favorable terms, to fund current obligations, to continue investing in our business and to finance acquisitions and other strategic transactions.
●	Our parent, EchoStar, is controlled by one principal stockholder, who is also our Chairman.

Risks Related to the Regulation of Our Business

●	Our services depend on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

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

iii

Item 1. FINANCIAL STATEMENTS

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	June 30,	December 31,
	2024	2023
Assets
Current Assets:
Cash and cash equivalents	$211,564	$373,641
Marketable investment securities	160	8,122
Trade accounts receivable, net of allowance for credit losses of $83,535 and $53,991, respectively (Note 12)	838,775	890,333
Inventory	393,624	497,058
Prepaids and other assets	562,337	572,199
Other current assets	2,011	2,308
Total current assets	2,008,471	2,343,661

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	121,392	108,879
Property and equipment, net	7,340,293	7,401,947
Regulatory authorizations, net	30,491,768	38,114,249
Other investments, net	67,613	168,825
Operating lease assets	3,006,163	2,934,862
Intangible assets, net	74,731	159,490
Other noncurrent assets, net	176,461	181,118
Total noncurrent assets	41,278,421	49,069,370
Total assets	$43,286,892	$51,413,031

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Trade accounts payable	$599,611	$673,291
Deferred revenue and other	587,914	638,471
Accrued programming	1,546,376	1,427,762
Accrued interest	251,135	258,603
Intercompany Loan 2026 Tranche - Interest payable in cash (Note 8)	21,850	—
Other accrued expenses and liabilities	1,583,228	1,552,610
Current portion of long-term debt and finance lease obligations (Note 8)	2,076,540	3,041,429
Total current liabilities	6,666,654	7,592,166

Long-Term Obligations, Net of Current Portion:
Long-term debt and finance lease obligations, net of current portion (Note 8)	18,143,119	18,178,288
Intercompany Loan 2026 Tranche (Note 8)	4,767,289	—
Deferred tax liabilities, net	8,328,501	4,557,262
Operating lease liabilities	2,985,682	2,992,863
Long-term deferred revenue and other long-term liabilities	891,703	861,896
Total long-term obligations, net of current portion	35,116,294	26,590,309
Total liabilities	41,782,948	34,182,475

Commitments and Contingencies (Note 9)

Redeemable noncontrolling interests (Note 2)	—	438,382

Stockholder's Equity (Deficit):
Common stock, $0 par value, 1,000 shares authorized, 1,000 shares issued and outstanding
Additional paid-in capital	1,414,580	4,916,120
Accumulated other comprehensive income (loss)	(2,320)	(2,676)
Accumulated earnings (deficit)	(352,328)	11,876,627
Total DISH Network stockholder's equity (deficit)	1,059,932	16,790,071
Noncontrolling interests	444,012	2,103
Total stockholder's equity (deficit)	1,503,944	16,792,174
Total liabilities and stockholder's equity (deficit)	$43,286,892	$51,413,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue:		.
Service revenue	$3,443,518	$3,724,608	$6,948,946	$7,536,196
Equipment sales and other revenue	124,752	186,969	259,213	332,363
Total revenue	3,568,270	3,911,577	7,208,159	7,868,559

Costs and Expenses (exclusive of depreciation and amortization):
Cost of services	2,383,125	2,262,062	4,810,628	4,593,177
Cost of sales - equipment and other	330,820	528,576	637,354	998,471
Selling, general and administrative expenses	494,986	648,595	1,007,785	1,235,447
Depreciation and amortization	391,110	266,010	758,184	511,707
Total costs and expenses	3,600,041	3,705,243	7,213,951	7,338,802

Operating income (loss)	(31,771)	206,334	(5,792)	529,757

Other Income (Expense):
Interest income	10,514	31,725	23,167	72,258
Interest expense, net of amounts capitalized	(164,561)	(9,434)	(335,196)	(17,206)
Other, net (Note 4)	(64,477)	61,292	62,865	30,771
Total other income (expense)	(218,524)	83,583	(249,164)	85,823

Income (loss) before income taxes	(250,295)	289,917	(254,956)	615,580
Income tax (provision) benefit, net	38,471	(67,493)	32,901	(149,918)
Net income (loss)	(211,824)	222,424	(222,055)	465,662
Less: Net income (loss) attributable to noncontrolling interests, net of tax	25	22,101	3,673	42,634
Net income (loss) attributable to DISH Network	$(211,849)	$200,323	$(225,728)	$423,028

Comprehensive Income (Loss):
Net income (loss)	$(211,824)	$222,424	$(222,055)	$465,662
Other comprehensive income (loss):
Foreign currency translation adjustments	(32)	98	(13)	730
Unrealized holding gains (losses) on available-for-sale debt securities	(9)	54	1,739	30
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	—	2	(1,750)	1
Deferred income tax (expense) benefit, net	—	(33)	—	(159)
Total other comprehensive income (loss), net of tax	(41)	121	(24)	602
Comprehensive income (loss)	(211,865)	222,545	(222,079)	466,264
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	25	22,101	3,673	42,634
Comprehensive income (loss) attributable to DISH Network	$(211,890)	$200,444	$(225,752)	$423,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

(In thousands)

(Unaudited)

			Accumulated
	Class A and B	Additional	Other	Accumulated			Redeemable
	Common	Paid-In	Comprehensive	Earnings	Noncontrolling		Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Interests	Total	Interests
Balance, December 31, 2022	$5,311	$4,851,392	$(3,029)	$13,088,850	$1,757	$17,944,281	$464,359
Issuance of Class A common stock	4	2,863	—	—	—	2,867	—
Non-cash, stock-based compensation	—	12,037	—	—	—	12,037	—
Other comprehensive income (loss)	—	—	481	—	—	481	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	127	127	20,405
Net income (loss) attributable to DISH Network	—	—	—	222,705	—	222,705	—
Balance, March 31, 2023	$5,315	$4,866,292	$(2,548)	$13,311,555	$1,884	$18,182,498	$484,764
Issuance of Class A common stock	23	17,934	—	—	—	17,957	—
Non-cash, stock-based compensation	—	9,894	—	—	—	9,894	—
Other comprehensive income (loss)	—	—	121	—	—	121	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	79	79	22,023
Net income (loss) attributable to DISH Network	—	—	—	200,323	—	200,323	—
Balance, June 30, 2023	$5,338	$4,894,120	$(2,427)	$13,511,878	$1,963	$18,410,872	$506,787

			Accumulated
		Additional	Other	Accumulated			Redeemable
	Common	Paid-In	Comprehensive	Earnings	Noncontrolling		Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Interests	Total	Interests
Balance, December 31, 2023	$—	$4,916,120	$(2,676)	$11,876,627	$2,103	$16,792,174	$438,382
Non-cash, stock-based compensation	—	6,115	—	—	—	6,115	—
Other comprehensive income (loss)	—	(62)	17	—	—	(45)	—
Asset Transfer to EchoStar, including deferred taxes of $3,775,370	—	(3,775,370)	380	(12,003,227)	(146)	(15,778,363)	—
Sale of Assets to EchoStar, net of deferred taxes of $3,857	—	5,513	—	—	—	5,513	—
700 MHz Spectrum Sale to EchoStar, net of deferred taxes of $37,681	—	114,831	—	—	—	114,831	—
Conversion of outstanding redeemable noncontrolling interest in SNR HoldCo to noncontrolling interest	—	—	—	—	441,998	441,998	(441,998)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	32	32	3,616
Net income (loss) attributable to DISH Network	—	—	—	(13,879)	—	(13,879)	—
Balance, March 31, 2024	$—	$1,267,147	$(2,279)	$(140,479)	$443,987	$1,568,376	$—
Non-cash, stock-based compensation	—	6,923	—	—	—	6,923	—
Other comprehensive income (loss)	—	—	(41)	—	—	(41)	—
Orbital II Transfer from EchoStar	—	140,510	—	—	—	140,510	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	25	25	—
Net income (loss) attributable to DISH Network	—	—	—	(211,849)	—	(211,849)	—
Balance, June 30, 2024	$—	$1,414,580	$(2,320)	$(352,328)	$444,012	$1,503,944	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2024	2023
Cash Flows From Operating Activities:
Net income (loss)	$(222,055)	$465,662
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	758,184	511,707
Realized and unrealized losses (gains) on investments, impairments and other	914	(69,498)
Realized and unrealized losses (gains) on derivatives	—	36,974
Realized losses (gains) on Sale of Assets to EchoStar (Note 1)	(128,788)	—
Non-cash, stock-based compensation	13,038	21,931
Deferred tax expense (benefit)	(45,666)	135,882
Changes in allowance for credit losses	29,544	667
Change in long-term deferred revenue and other long-term liabilities	74,388	8,997
Other, net	160,495	99,290
Changes in current assets and current liabilities, net	63,657	138,204
Net cash flows from operating activities	703,711	1,349,816

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(10,730)	(1,150,568)
Sales and maturities of marketable investment securities	31,618	1,253,987
Purchases of property and equipment (Note 6)	(692,352)	(1,576,360)
Capitalized interest related to regulatory authorizations (Note 2)	(398,824)	(581,766)
Purchases of regulatory authorizations, including deposits	(1,104)	(1,771)
Sale of Assets to EchoStar (Note 1)	245,800	—
700 MHz Spectrum Sale to EchoStar (Note 1)	1,024,857	—
Other, net (Note 6)	(37,733)	1,967
Net cash flows from investing activities	161,532	(2,054,511)

Cash Flows From Financing Activities:
Repayment of long-term debt and finance lease obligations	(49,652)	(51,055)
Redemption and repurchases of convertible and senior notes	(951,170)	(1,582,181)
Proceeds from issuance of senior notes	—	1,500,000
Early debt extinguishment gains (losses) of convertible and senior notes	—	68,086
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	—	6,153
Debt issuance costs and debt (discount) premium	—	21,635
Other, net	(61)	(4,710)
Net cash flows from financing activities	(1,000,883)	(42,072)

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	(135,640)	(746,767)
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 4)	462,748	1,847,981
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 4)	$327,108	$1,101,214

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

Sale of Assets to EchoStar. On January 10, 2024, we sold certain assets and equity interests to EchoStar, which included the sale of a financial asset (the “Sale of Assets to EchoStar”), for fair value of approximately $246 million. The difference between our net carrying value of the assets sold to their fair value was $138 million, of which $6 million, net of deferred tax, was recorded in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets as of June 30, 2024 and a $129 million gain related to the financial asset was recorded in “Other, net” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the six months ended June 30, 2024.

Asset Transfer to EchoStar. On January 10, 2024, we transferred our wholly-owned subsidiaries that hold certain assets, including the EchoStar XXV satellite currently under construction, and our wireless spectrum licenses, including AWS-4, H-Block, CBRS (3550-3650 MHz), C-Band – Cheyenne (3.7-3.98 GHz), 12GHz (MVDDS), LMDS, 24 GHz, 28 GHz, 37GHz, 39GHz and 47GHz to EchoStar Wireless Holding L.L.C., a direct wholly-owned subsidiary of our parent, EchoStar (together with the “Intercompany Loan 2026 Tranche” defined below, the “Asset Transfer to EchoStar”). In addition, DISH DBS, in its capacity as “Lender” under the terms of the Loan and Security Agreement related to the Intercompany Loan between DISH Network and DISH DBS, has consummated the assignment pursuant to such terms, without any modification or amendment thereto, of its receivable in respect to the 2026 Tranche of $4.7 billion (the “Intercompany Loan 2026 Tranche”) to DBS Intercompany Receivable L.L.C. DBS Intercompany Receivable L.L.C. has subsequently assigned its rights as lender thereunder to EchoStar Intercompany Receivable Company L.L.C., our parent, EchoStar’s direct wholly-owned subsidiary, such that amounts owed in respect of the 2026 Tranche will now be paid by us to EchoStar Intercompany Receivable L.L.C.

The transferred amount equals our historical net carrying value of these assets, which was $12.003 billion with the offset recorded as a dividend in “Accumulated earnings (deficit)” on our Condensed Consolidated Balance Sheets as of June 30, 2024.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Tax Associated with the Asset Transfer to EchoStar. During the six months ended June 30, 2024, we recorded $3.775 billion in “Deferred tax liabilities, net” on our Condensed Consolidated Balance Sheets resulting from the step up in basis due to the difference in the fair value compared to the book value of the Asset Transfer to EchoStar, with the offset recorded in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets.

700 MHz Spectrum Sale to EchoStar. On March 12, 2024, we sold our wholly-owned subsidiary which holds the 700 MHz spectrum to a wholly-owned subsidiary of our parent, EchoStar (the “700 MHz Spectrum Sale to EchoStar”), for fair value of approximately $1.037 billion, of which $1.025 billion was paid in cash as of June 30, 2024 and the remaining balance of $12 million is recorded in “Trade accounts receivable” on our Condensed Consolidated Balance Sheets. The difference between our net carrying value of the assets sold to their fair value of $115 million, net of deferred tax, was recorded in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets as of June 30, 2024. The proceeds were used to pay the remaining balance of $951 million on our 2 3/8% Convertible Note which matured on March 15, 2024.

The Sale of Assets to EchoStar, Asset Transfer to EchoStar and 700 MHz Spectrum Sale to EchoStar together are referred to as (the “Sale and Transfer of Assets to EchoStar”).

Orbital II Transfer from EchoStar. On May 2, 2024, EchoStar transferred certain assets to us, including the EchoStar XXV satellite currently under construction. The transferred amount equals our historical net carrying value of these assets, which was $141 million with the offset recorded as a capital contribution in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets as of June 30, 2024.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Our cash and cash equivalents and marketable investment securities totaled $212 million as of June 30, 2024 (“Cash on Hand”). As reflected in the condensed consolidated financial statements as of June 30, 2024, we have $1.983 billion of debt maturing in November 2024, and we are forecasting negative cash flows for the remainder of the calendar year 2024.

Because we do not currently have committed financing to fund our operations for at least twelve months from the issuance of these condensed consolidated financial statements, substantial doubt exists about our and our parent, EchoStar’s, ability to continue as a going concern. Based on our cash forecast, we do not currently have the necessary Cash on Hand and/or projected future cash flows to fund fourth quarter 2024 operations or the November 2024 debt maturity. Additionally, our cash forecast contains estimates and assumptions, and we cannot predict the timing of all cash receipts and expenditures with certainty. Variances in timing from our estimates and assumptions may adversely impact our liquidity prior to the fourth quarter. To address our capital needs, we and our parent, EchoStar, are in active discussions with funding sources to raise additional capital. We cannot provide assurances that we will be successful in obtaining such new financing necessary for us to have sufficient liquidity. Further, if we are not successful in these endeavors, our ability to fund the expenditures necessary to meet some of our future FCC build-out requirements and wireless customer growth initiatives will be adversely affected.

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

Segments

We currently operate three primary business segments: (1) Pay-TV; (2) Retail Wireless and (3) 5G Network Deployment.

Pay-TV

We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear and on-demand streaming over-the-top (“OTT”) Internet-based domestic, international, Latino and Freestream video programming services (“SLING TV”). As of June 30, 2024, we had 8.074 million Pay-TV subscribers in the United States, including 6.076 million DISH TV subscribers and 1.998 million SLING TV subscribers.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

We are currently operating our Retail Wireless segment primarily as a mobile virtual network operator (“MVNO”) as we continue our 5G Network Deployment and commercialize and grow customer traffic on our 5G Network, as defined below. We are transitioning our Retail Wireless segment to a mobile network operator (“MNO”) as our 5G Network has become commercially available and we grow customer traffic on our 5G Network. We are currently activating Boost Mobile subscribers with compatible devices onto our 5G Network in markets where we have reached voice over new radio (“VoNR”). We have deployed 5G VoNR covering over 200 million Americans. Within our MVNO operations, today we depend on T-Mobile and AT&T to provide us with network services under the amended Master Network Services Agreement (“MNSA”) and Network Services Agreement (the “NSA”), respectively. Under the NSA, we expect AT&T will become our primary network services provider. As of June 30, 2024, we had 7.281 million Wireless subscribers.

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

We will need to raise additional capital in the future, which may not be available on favorable terms, to fund the efforts described below, as well as, among other things, make any potential Northstar Re-Auction Payment and SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC. There can be no assurance that we will be able to complete all build-out requirements or profitably deploy our Wireless spectrum licenses, which may affect the carrying amount of these assets and our future financial condition or results of operations. See Note 9 for further information.

Our Wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. On September 29, 2023, the FCC confirmed we met all of our June 14, 2023 band-specific 5G deployment commitments, and two of our three nationwide 5G commitments. The single remaining 5G commitment, that at least 70% of the U.S. population has access to average download speeds equal to 35 Mbps, was achieved in March 2024 using the drive test methodology previously agreed upon by us and the FCC and overseen by an independent monitor. We now have the largest commercial deployment of 5G VoNR in the world covering over 200 million Americans and 5G broadband service covering over 250 million Americans. Our fully constructed facilities along with our construction in process will be sufficient to meet many of our build-out requirements over the next year, including our June 14, 2025 milestones. These facilities are for licenses comprising approximately 90% of the aggregate carrying value, including capitalized interest, for our 600 MHz, and our parent, EchoStar’s 700 MHz, H Block and AWS-4 licenses. However, for the remaining licenses that we have not yet constructed facilities sufficient to meet our June 14, 2025 final build-out requirements, we will need to raise additional capital to, among other things, continue our 5G Network Deployment. If we are unable to address our capital needs or encounter unanticipated construction delays, we may be unable to retain such spectrum licenses, which would result in an impairment of our owned licenses.

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

“Cost of services.” Historically, as we built-out our 5G Network, certain direct costs related to our 5G Network Deployment, including lease expense on communication towers, transport, cloud services and other costs, were presented within “Cost of sales – equipment and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as our 5G Network service had not commenced. As we have commenced utilizing our 5G Network for commercial traffic, such amounts now represent costs of operating our 5G Network and are, beginning on January 1, 2024, presented within the “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The change has no impact on net income. For the three and six months ended June 30, 2023, the direct costs related to our 5G Network Deployment included within the “Cost of sales – equipment and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) were $225 million and $410 million, respectively.

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

As a result of the change in the basis of our qualifying assets due to the Sale and Transfer of Assets to EchoStar and certain bands of wireless spectrum licenses that have been placed into service with the deployment of our 5G Network, we no longer capitalize substantially all interest on those assets. We expect this trend to continue.

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

As of June 30, 2024 and December 31, 2023, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses) and current liabilities (excluding the “Current portion of long-term debt and finance lease obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates.

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

Advertising Costs

We recognize advertising expense when incurred as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Advertising expenses totaled $126 million and $164 million for the three months ended June 30, 2024 and 2023, respectively. Advertising expenses totaled $249 million and $293 million for the six months ended June 30, 2024 and 2023, respectively.

Research and Development

Research and development costs, not incurred in connection with customer requirements, are expensed as incurred and are included as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Research and development costs totaled $7 million and $11 million for the three months ended June 30, 2024 and 2023, respectively. Research and development costs totaled $14 million and $22 million for the six months ended June 30, 2024 and 2023, respectively.

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

	For the Six Months Ended
	June 30,
	2024	2023

	(In thousands)
Cash paid for interest (including capitalized interest)	$629,947	$670,379
Cash paid for interest Intercompany Loan 2026 Tranche	64,582	—
Cash received for interest	5,454	8,454
Cash paid for income taxes, net of (refunds)	(26,520)	(13,980)
Cash paid for income taxes to EchoStar, net of (refunds)	—	—
Capitalized interest (1)	451,887	648,488
Employee benefits paid in Class A common stock	—	14,671
Vendor financing	—	57,930
Accrued capital expenditures	142,568	467,040
Asset retirement obligation	8,959	54,351
Asset Transfer to EchoStar, including deferred taxes of $3,775,370 (2)	15,778,363	—
Conversion of outstanding redeemable noncontrolling interest in SNR HoldCo to noncontrolling interest	441,998	—
Orbital II Transfer from EchoStar	140,510	—

(1)	See Note 2 for further information.
(2)	See Note 1 for further information.

Beginning in 2024, DISH Network and its domestic subsidiaries join with EchoStar in filing U.S. consolidated federal income tax returns and, in some states, combined or consolidated returns. The federal and state income tax provisions or benefits recorded by DISH Network are generally those that would have been recorded if DISH Network and its domestic subsidiaries had filed returns as a consolidated group independent of EchoStar. Cash is due and paid to EchoStar based on amounts that would be payable based on DISH Network consolidated or combined group filings. Amounts are receivable from EchoStar on a basis similar to when they would be receivable from the IRS or other state taxing authorities. During the three and six months ended June 30, 2024, no payments were made to EchoStar for income taxes.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

EchoStar Exchange Offer

On March 4, 2024, EchoStar commenced a tender offer to eligible employees (which excludes EchoStar’s and our co-founders and the non-executive/non-employee members of EchoStar’s Board of Directors) to exchange eligible stock options (which excludes the Ergen 2020 Performance Award) for new options as detailed in its Schedule TO filed March 4, 2024 with the Securities and Exchange Commission (the “Exchange Offer”), to, among other things, further align employee incentives with the current market. The Exchange Offer expired on April 1, 2024 and EchoStar accepted for exchange approximately 7 million stock options. As a result of the Exchange Offer, during the second quarter of 2024, the exercise price of approximately 3 million new stock options associated with our employees, affecting approximately 800 eligible employees, was adjusted to $14.04. The total incremental non-cash stock-based compensation expense resulting from the Exchange Offer is $11 million, which will be recognized over the remaining vesting period of the applicable options.

4.Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investments

Our marketable investment securities, restricted cash and cash equivalents, and other investments consisted of the following:

	As of
	June 30,	December 31,
	2024	2023

	(In thousands)
Marketable investment securities:
Current marketable investment securities:
Strategic - available-for-sale	$149	$144
Strategic - trading/equity	10	7,799
Other	1	179
Total current marketable investment securities	160	8,122
Restricted marketable investment securities (1)	5,848	19,772
Total marketable investment securities	6,008	27,894

Restricted cash and cash equivalents (1)	115,544	89,107

Other investments, net:
Equity method investments (2)	22,766	126,179
Cost method investments	5,648	3,448
Fair value method investments	39,199	39,198
Total other investments, net	67,613	168,825

Total marketable investment securities, restricted cash and cash equivalents, and other investments, net	$189,165	$285,826

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash, cash equivalents and marketable investment securities” on our Condensed Consolidated Balance Sheets.
(2)	This change primarily resulted from the Sale and Transfer of Assets to EchoStar, see Note 1 for further information, and the decrease in our investment in Invidi Technologies Corporation, discussed below.

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

Current Marketable Investment Securities – Strategic

Our current strategic marketable investment securities portfolio includes and may include strategic and financial debt and/or equity investments in private and public companies that are highly speculative and have experienced and continue to experience volatility. As of June 30, 2024, this portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers. The fair value of certain of the debt and equity securities in this portfolio can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of June 30, 2024 and December 31, 2023, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit, surety bonds and trusts.

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

Invidi Technologies Corporation. We own a 35% interest in Invidi Technologies Corporation (“Invidi”), an entity that provides proprietary software for the addressable advertising market. Invidi contracts with multichannel video programming distributers to include its software in their respective set-top boxes and DVRs in order to deliver targeted advertisements based on a variety of demographic attributes selected by the advertisers. Invidi has also developed a cloud-based solution for internet protocol-based platforms. During the three months ended June 30, 2024, Invidi impaired the goodwill on their financial statements and our portion of this impairment resulted in a $63 million loss in “Equity in earnings (losses) of affiliates” recorded in “Other, net” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) during the three months ended June 30, 2024.

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

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	June 30, 2024				December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(In thousands)
Cash equivalents (including restricted)	$230,168	$184,866	$45,302	$—	$347,976	$304,410	$43,566	$—

Debt securities (including restricted):
U.S. Treasury and agency securities	$5,848	$5,848	$—	$—	$7,567	$7,567	$—	$—
Commercial paper	—	—	—	—	7,500	—	7,500	—
Corporate securities	—	—	—	—	4,705	—	4,705	—
Other	150	—	1	149	323	—	179	144
Equity securities	10	10	—	—	7,799	7,799	—	—
Total	$6,008	$5,858	$1	$149	$27,894	$15,366	$12,384	$144

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

As of June 30, 2024, restricted and non-restricted marketable investment securities included debt securities of $6 million with contractual maturities within one year. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Derivative Instruments

We had the option to purchase certain of T-Mobile’s 800 MHz spectrum licenses from T-Mobile at a fixed price pursuant to the License Purchase Agreement, as defined and detailed in our Annual Report on Form 10-K for the year ended December 31, 2023. This instrument met the definition of a derivative and was valued based upon, among other things, our estimate of the underlying asset price, the expected term, volatility, the risk free rate of return and the probability of us exercising the option. As of June 30, 2024 and December 31, 2023, the derivative’s fair value was zero on our Condensed Consolidated Balance Sheets. All changes in the derivative’s fair value were recorded in “Other, net” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). See the table below. We did not exercise the option to purchase the 800 MHz spectrum licenses pursuant to the License Purchase Agreement, which expired on its own terms on April 1, 2024. As a result, the Amended Final Judgment, as defined and detailed in our Annual Report on Form 10-K for the year ended December 31, 2023, requires T-Mobile to auction the spectrum licenses.

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

Gains and Losses on Sales and Changes in Carrying Amounts of Investments and Other

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Other, net:	2024	2023	2024	2023

	(In thousands)
Marketable and non-marketable investment securities - realized and unrealized gains (losses)	$(44)	$1,720	$(914)	$1,412
Sale of Assets to EchoStar - realized gains (losses)	—	—	128,788	—
Derivative instruments - net realized and/or unrealized gains (losses)	—	(8,013)	—	(36,974)
Gains (losses) related to early redemption of debt	—	68,037	—	68,086
Equity in earnings (losses) of affiliates	(64,204)	(929)	(64,912)	(2,380)
Other	(229)	477	(97)	627
Total	$(64,477)	$61,292	$62,865	$30,771

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

5.Inventory

Inventory consisted of the following:

	As of
	June 30,	December 31,
	2024	2023

	(In thousands)
Finished goods	$329,050	$407,620
Work-in-process and service repairs	32,904	35,464
Consignment	27,431	47,723
Raw materials	4,239	6,251
Total inventory	$393,624	$497,058

6.Property and Equipment and Intangible Assets

Property and Equipment

Property and equipment consisted of the following:

	Depreciable			As of
	Life			June 30,	December 31,
	(In Years)			2024	2023

				(In thousands)
Equipment leased to customers	2	-	5	$1,088,332	$1,181,193
Satellites	6	-	15	1,718,865	1,718,865
Satellites acquired under finance lease agreements		15		344,447	344,447
Furniture, fixtures, equipment and other (1)	2	-	12	797,789	908,924
5G Network Deployment equipment (2)	3	-	15	4,650,124	4,263,327
Software and computer equipment	2	-	6	2,300,003	2,111,305
Buildings and improvements (1)	5	-	40	333,610	381,757
Land (1)		-		12,041	17,513
Construction in progress		-		1,850,336	1,802,000
Total property and equipment				13,095,547	12,729,331
Accumulated depreciation				(5,755,254)	(5,327,384)
Property and equipment, net				$7,340,293	$7,401,947

(1)	The change primarily relates to the Sale and Transfer of Assets to EchoStar. See Note 1 for further information.
(2)	Includes 5G Network Deployment assets acquired under finance lease agreements.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(In thousands)
Equipment leased to customers	$34,707	$44,891	$71,573	$91,607
Satellites	32,956	32,955	65,911	69,037
Buildings, furniture, fixtures, equipment and other	16,019	13,064	21,127	24,311
5G Network Deployment equipment	179,473	75,730	346,294	136,881
Software and computer equipment	87,845	54,148	168,514	98,984
Intangible assets and other amortization expense	40,110	45,222	84,765	90,887
Total depreciation and amortization	$391,110	$266,010	$758,184	$511,707

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation and amortization expense related to satellites, equipment leased to customers, or our 5G Network Deployment equipment and software.

Activity relating to our asset retirement obligations was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(In thousands)
Balance at beginning of period	$289,059	$218,795	$278,287	$183,135
Liabilities incurred	4,651	22,797	8,959	54,351
Accretion expense	6,765	5,064	13,229	9,170
Revision to estimated cash flows	—	—	—	—
Balance at end of period	$300,475	$246,656	$300,475	$246,656

Total included in Other long-term liabilities	$300,475	$246,656	$300,475	$246,656

The corresponding assets, net of accumulated depreciation, related to asset retirement obligations were $215 million and $217 million as of June 30, 2024 and December 31, 2023, respectively.

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

As of June 30, 2024, our Pay-TV segment satellite fleet in service consisted of the following:

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

Satellite Under Construction

EchoStar XXV. On March 20, 2023, we entered into a contract with Maxar Space LLC for the construction of EchoStar XXV, a DBS satellite that is capable of providing service to the continental United States (“CONUS”) and is intended to be used at the 110 degree orbital location. During the fourth quarter of 2023, we entered into an agreement with Space Exploration Technologies Corp (“SpaceX”) for launch services for this satellite, which is expected to be launched during 2026. The EchoStar XXV contract was included in the Sale and Transfer of Assets to EchoStar on January 10, 2024. Subsequently, on May 2, 2024, the EchoStar XXV contract was included in the Orbital II Transfer from EchoStar. For the six months ended June 30, 2024, capital expenditures for EchoStar XXV totaled $66 million, which includes $19 million for capital expenditures incurred after May 2, 2024, which is included in “Purchases of property and equipment,” and $47 million for capital expenditures incurred between the Sale and Transfer of Assets to EchoStar on January 10, 2024 and May 2, 2024, which is included in “Other, net” within “Net cash flows from investing activities” on our Condensed Consolidated Statements of Cash Flows. See Note 1 for further information.

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

The components of lease expense were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(In thousands)
Operating lease cost (1)	$150,330	$122,901	$311,124	$234,334

Short-term lease cost (2)	2,934	2,703	5,862	5,421

Finance lease cost:
Amortization of right-of-use assets	13,419	13,133	27,364	40,189
Interest on lease liabilities	2,397	3,824	5,189	7,394
Total finance lease cost	15,816	16,957	32,553	47,583
Total lease costs	$169,080	$142,561	$349,539	$287,338

(1)	The increase in operating lease cost is primarily related to communication tower leases.
(2)	Leases that have terms of 12 months or less.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Supplemental cash flow information related to leases was as follows:

	For the Six Months Ended
	June 30,
	2024	2023

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$220,891	$142,803
Operating cash flows from finance leases	$5,299	$6,796
Financing cash flows from finance leases	$29,627	$24,617

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$313,628	$407,195
Finance leases	$—	$51,110

Supplemental balance sheet information related to leases was as follows:

	As of
	June 30,	December 31,
	2024	2023

	(In thousands)
Operating Leases:
Operating lease assets	$3,006,163	$2,934,862

Other current liabilities	$446,843	$301,172
Operating lease liabilities	2,985,682	2,992,863
Total operating lease liabilities	$3,432,525	$3,294,035

Finance Leases:
Property and equipment, gross	$465,549	$465,549
Accumulated depreciation	(397,620)	(370,768)
Property and equipment, net	$67,929	$94,781

Other current liabilities	$41,571	$56,459
Other long-term liabilities	52,460	67,199
Total finance lease liabilities	$94,031	$123,658

Weighted Average Remaining Lease Term:
Operating leases	10.3 years	10.7 years
Finance leases	2.0 years	2.2 years

Weighted Average Discount Rate:
Operating leases	10.2%	9.5%
Finance leases	9.6%	9.7%

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Maturities of lease liabilities as of June 30, 2024 were as follows:

	Maturities of Lease Liabilities
	Operating	Finance
For the Years Ending December 31,	Leases	Leases	Total

	(In thousands)
2024 (remaining six months)	$213,125	$31,569	$244,694
2025	490,420	35,392	525,812
2026	525,265	36,588	561,853
2027	529,409	2,574	531,983
2028	488,566	—	488,566
Thereafter	3,287,760	—	3,287,760
Total lease payments	5,534,545	106,123	5,640,668
Less: Imputed interest	(2,102,020)	(12,092)	(2,114,112)
Total	3,432,525	94,031	3,526,556
Less: Current portion	(446,843)	(41,571)	(488,414)
Long-term portion of lease obligations	$2,985,682	$52,460	$3,038,142

8.Long-Term Debt and Finance Lease Obligations

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of June 30, 2024 and December 31, 2023:

		As of
		June 30, 2024		December 31, 2023
	Issuer	Carrying Amount	Fair Value	Carrying Amount	Fair Value

		(In thousands)
2 3/8% Convertible Notes due 2024 (1)	DISH	$—	$—	$951,168	$944,034
5 7/8% Senior Notes due 2024	DDBS	1,982,544	1,885,796	1,982,544	1,872,275
0% Convertible Notes due 2025	DISH	1,957,197	1,416,091	1,957,197	1,228,141
7 3/4% Senior Notes due 2026	DDBS	2,000,000	1,248,620	2,000,000	1,388,060
3 3/8% Convertible Notes due 2026	DISH	2,908,799	1,827,540	2,908,801	1,570,753
5 1/4% Senior Secured Notes due 2026	DDBS	2,750,000	2,179,375	2,750,000	2,366,073
11 3/4% Senior Secured Notes due 2027	DISH	3,500,000	3,444,700	3,500,000	3,668,980
7 3/8% Senior Notes due 2028	DDBS	1,000,000	427,500	1,000,000	600,160
5 3/4% Senior Secured Notes due 2028	DDBS	2,500,000	1,742,525	2,500,000	2,013,125
5 1/8% Senior Notes due 2029	DDBS	1,500,000	594,375	1,500,000	774,600
Intercompany Loan 2026 Tranche (2)		4,767,289	4,767,289	—	—
Other notes payable		90,828	90,828	113,564	113,564
Subtotal		24,956,657	$19,624,639	21,163,274	$16,539,765
Unamortized deferred financing costs and other debt discounts, net		(63,740)		(67,215)
Finance lease obligations (3)		94,031		123,658
Total long-term debt and finance lease obligations (including current portion)		$24,986,948		$21,219,717

(1)	We repurchased or redeemed the principal balance of our 2 3/8% Convertible Notes due 2024 as of March 15, 2024, the instrument’s maturity date.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(2)	In January 2024, DISH DBS assigned the Intercompany Loan 2026 Tranche of $4.7 billion to EchoStar Intercompany Receivable Company L.L.C., our parent, EchoStar’s, direct wholly-owned subsidiary, such that amounts owed in respect of the Intercompany Loan 2026 Tranche will now be paid by us to EchoStar Intercompany Receivable L.L.C. The Intercompany Loan 2026 Tranche was previously eliminated in consolidation and held by DISH DBS. The Intercompany Loan 2026 Tranche is not publicly traded and therefore the carrying value is the fair value.
(3)	Disclosure regarding fair value of finance leases is not required.

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

As of June 30, 2024, the total Intercompany Loan amount outstanding plus interest paid in kind was $7.612 billion. During the three and six months ended June 30, 2024, interest payments for the Intercompany Loan paid in cash totaled $107 million.

Intercompany Loan 2026 Tranche. In January 2024, DISH DBS assigned the 2026 Tranche of $4.7 billion to EchoStar Intercompany Receivable Company L.L.C., our parent, EchoStar’s, direct wholly-owned subsidiary, such that amounts owed in respect of the 2026 Tranche will now be paid by us to EchoStar Intercompany Receivable L.L.C. The Intercompany Loan 2026 Tranche was previously eliminated in consolidation and held by DISH DBS. As of June 30, 2024, the total “Intercompany Loan 2026 Tranche” amount outstanding plus interest paid in kind was $4.767 billion, not including “Intercompany Loan 2026 Tranche Interest payable in cash” of $22 million recorded on our Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2024, we recorded $67 million and $128 million, respectively, of “Interest expense, net of amounts capitalized” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

We will need to raise additional capital in the future, which may not be available on favorable terms, to fund the efforts described below, as well as, among other things, make any potential Northstar Re-Auction Payment and SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC. There can be no assurance that we will be able to complete all build-out requirements or profitably deploy our Wireless spectrum licenses, which may affect the carrying amount of these assets and our future financial condition or results of operations.

Wireless Spectrum Licenses

Our Wireless spectrum licenses are subject to certain build-out requirements, as well as certain renewal requirements that are summarized in the table below:

	Carrying	Build-Out Deadlines		Expiration
	Amount	Interim	Final	Date
	(In thousands)
Owned:
DBS Licenses (1)	$677,409
600 MHz Licenses	6,213,335		June 14, 2025 (3)	June 2029
3.45–3.55 GHz Licenses	7,329,093	May 4, 2026 (4)	May 4, 2030 (4)	May 2037
1695-1710 MHz, 1755-1780 MHz, and 2155-2180 MHz (2)	972			March 2026
AWS-3	5,618,930		October 2025 (5)	October 2025 (5)
Subtotal owned	19,839,739

Noncontrolling Investments:
SNR	4,271,459		October 2025 (5)	October 2025 (5)

Capitalized Interest (6)	6,380,570
Total Regulatory authorizations, net	$30,491,768

Leased from EchoStar (7):
700 MHz Licenses (2)	711,871		June 14, 2025 (8)	June 2033
AWS-4 Licenses (2)	1,940,000		June 14, 2025 (8)	June 2033
H Block Licenses (2)	1,671,506		June 14, 2025 (9)	June 2033
MVDDS Licenses (1)	24,000			July 2024 (10)
LMDS Licenses (1)	—			September 2028
28 GHz Licenses	2,883		October 2, 2029 (11)	October 2029
24 GHz Licenses	11,772		December 11, 2029 (11)	December 2029
37 GHz, 39 GHz and 47 GHz Licenses	202,533		June 4, 2030 (11)	June 2030
3550-3650 MHz Licenses	912,939		March 12, 2031 (11)	March 2031
3.7-3.98 GHz Licenses	2,969	July 23, 2029 (11)	July 23, 2033 (11)	July 2036
Total Leased from EchoStar	$5,480,473

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(1)	The build-out deadlines for these licenses have been met.
(2)	The interim build-out deadlines for these licenses are in the past.
(3)	For these licenses, we must offer 5G broadband service to at least 75% of the population in each Partial Economic Area (which is a service area established by the FCC) by this date. We have also acquired certain additional 600 MHz licenses through private transactions. These licenses are currently subject to their original FCC buildout deadlines.
(4)	There are a variety of build-out options and associated build-out metrics associated with these licenses. If the interim build-out requirement is not met, the final build-out requirement may be accelerated by one year from May 2030 to May 2029.
(5)	For these licenses, we must provide reliable signal coverage and offer service to at least 75% of the population of each license area by this date.
(6)	See Note 2 for further information.
(7)	See Note 1 for further information on the Sale and Transfer of Assets to EchoStar and see Note 12 for Related Party Transactions with EchoStar.
(8)	For these licenses, we must offer 5G broadband service to at least 70% of the population in each Economic Area (which is a service area established by the FCC). On September 29, 2023, the FCC confirmed we have met all of our June 14, 2023 band-specific 5G deployment commitments, and two of our three nationwide 5G commitments. The single remaining 5G commitment, that at least 70% of the U.S. population has access to average download speeds equal to 35 Mbps, was achieved in March 2024 using the drive test methodology previously agreed upon by us and the FCC and overseen by an independent monitor.
(9)	For these licenses, we must offer 5G broadband service to at least 75% of the population in each Economic Area (which is a service area established by the FCC). On September 29, 2023, the FCC confirmed we have met all of our June 14, 2023 band-specific 5G deployment commitments, and two of our three nationwide 5G commitments. The single remaining 5G commitment, that at least 70% of the U.S. population has access to average download speeds equal to 35 Mbps, was achieved in March 2024 using the drive test methodology previously agreed upon by us and the FCC and overseen by an independent monitor.
(10)	We have timely filed renewal applications for all these licenses.
(11)	There are a variety of build-out options and associated build-out metrics associated with these licenses.

Commercialization of Our Wireless Spectrum Licenses and Related Assets. On September 29, 2023, the FCC confirmed we have met all of our June 14, 2023 band-specific 5G deployment commitments, and two of our three nationwide 5G commitments. The single remaining 5G commitment, that at least 70% of the U.S. population has access to average download speeds equal to 35 Mbps, was achieved in March 2024 using the drive test methodology previously agreed upon by us and the FCC and overseen by an independent monitor. We now have the largest commercial deployment of 5G VoNR in the world covering over 200 million Americans and 5G broadband service covering over 250 million Americans. We currently expect capital expenditures, excluding capitalized interest, for our 5G Network Deployment to be approximately $10 billion, including amounts incurred in 2021, 2022, 2023 and the first six months of 2024. See Note 2 for further information. Our fully constructed facilities along with our construction in process will be sufficient to meet many of our build-out requirements over the next year, including our June 14, 2025 milestones. These facilities are for licenses comprising approximately 90% of the aggregate carrying value, including capitalized interest, for our 600 MHz and our parent, EchoStar’s 700 MHz, H Block and AWS-4 licenses. However, for the remaining licenses that we have not yet constructed facilities sufficient to meet our June 14, 2025 final build-out requirements, we will need to raise additional capital to, among other things, continue our 5G Network Deployment. If we are unable to address our capital needs or encounter unanticipated construction delays, we may be unable to retain such spectrum licenses, which would result in an impairment of our owned licenses.

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

FCC Order and October 2015 Arrangements. On August 18, 2015, the FCC released a Memorandum Opinion and Order, FCC 15-104 (the “Order”) in which the FCC determined, among other things, that DISH Network has a controlling interest in, and is an affiliate of, Northstar Wireless and SNR Wireless, and therefore DISH Network’s revenues should be attributed to them, which in turn makes Northstar Wireless and SNR Wireless ineligible to receive the 25% bidding credits (approximately $1.961 billion for Northstar Wireless and $1.370 billion for SNR Wireless). On November 23, 2020, the FCC released a Memorandum Opinion and Order on Remand, FCC 20-160, that found that Northstar Wireless and SNR Wireless are not eligible for bidding credits based on the FCC’s determination that they remain under DISH Network’s de facto control. Northstar Wireless and SNR Wireless appealed the FCC’s order to the D.C. Circuit Court of Appeals. On June 21, 2022, the United States Court of Appeals for the District of Columbia issued an Opinion rejecting this challenge. On January 17, 2023, Northstar Wireless filed a petition for a writ of certiorari asking the United States Supreme Court to hear a further appeal, but that petition was denied on June 30, 2023.

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

In an order dated January 31, 2023, the Court granted in part and denied in part DISH Network L.L.C.’s and DISH Technologies L.L.C.’s motion for summary judgment. Thereafter, ClearPlay narrowed its case to three asserted claims: one under the 799 patent and two under the 970 patent. Following a two-week trial, on March 10, 2023, the jury returned a verdict that DISH Network L.L.C. and DISH Technologies L.L.C. infringed each of the asserted patent claims (though not willfully), and awarded damages of $469 million. That verdict became moot on March 21, 2023, when the trial court indicated that it would grant DISH Network L.L.C.’s and DISH Technologies L.L.C.’s motion for judgment as a matter of law, thus effectively vacating the jury award. On June 2, 2023, the Court entered its formal order granting judgment as a matter of law. On December 12, 2023, the Court denied ClearPlay’s motion to alter or amend the judgment. ClearPlay has filed a notice of appeal to the United States Court of Appeals for the Federal Circuit, and briefing is underway.

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

In January and February of 2023, DISH Network L.L.C. and Dish Network Service L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of all claims of the 715 patent, all claims of the 008 patent, and 25 claims of the 576 patent, which includes all of its asserted claims. In August and September 2023, the Patent Office denied institution on the petitions challenging the 715 patent and the 576 patent. In September 2023, at the parties’ joint request, the Patent Office dismissed the petition challenging the 008 patent, as Entropic agreed to drop its claims against DISH Network on that patent. On July 12, 2024, the United States Patent and Trademark Office granted a request for reexamination of the 715 patent.

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

Generally, the patents relate to Multimedia over Coax Alliance standards and the manner in which we provide a whole-home DVR network over an on-premises coaxial cable network. Entropic has asserted the same patents in the same court against Comcast, Cox and DirecTV. On September 7, 2023, the Court granted the motion of DISH Network L.L.C., Dish Network Service L.L.C. and Dish Network California Service Corporation to dismiss the claims arising from the 7,566 patent and the 910 patent on the grounds that they claimed in eligible subject matter. In January and February 2024, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of the 249 patent, the 518 patent, the 759 patent, the 450 patent, the 539 patent, the 0,566 patent, and the 681 patent. In July 2024, the United States Patent and Trademark Office agreed to institute proceedings on the petitions challenging the 249 patent and the 518 patent, but denied institution on the petition challenging the 539 patent.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Freedom Patents

On April 7, 2023, Freedom Patents LLC filed a complaint against us and our wholly-owned subsidiaries DISH Network L.L.C. and Dish Network Service L.L.C. in the United States District Court for the Eastern District of Texas. The complaint alleges infringement of U.S. Patent No. 8,284,686 (the “686 Patent”), entitled “Antenna/Beam Selection Training in MIMO Wireless LANS with Different Sounding Frames”; U.S. Patent No. 8,374,096 (the “096 Patent”), entitled “Method for Selecting Antennas and Beams in MIMO Wireless LANs”; and U.S. Patent No. 8,514,815 (the “815 Patent”), entitled “Training Signals for Selecting Antennas and Beams in MIMO Wireless LANs.” Similar complaints were also filed against Acer, Altice, Charter, Comcast and Verizon. In general, the asserted patents relate to the 802.11 wireless standard, and the products accused of infringement are the Wireless Joey, its access point, and certain Ring, Nest and Linksys products that we sell. On March 15, 2024, the Court denied the defendants’ motion to transfer the case to the United States District Court for the District of Colorado. On May 24, 2024, the case was dismissed pursuant to a settlement under which DISH Network, DISH Network L.L.C. and Dish Network Service L.L.C. paid an immaterial amount. This matter is now concluded.

Jones 401(k) Litigation

On December 20, 2021, four former employees filed a class action complaint in the United States District Court for the District of Colorado against us, our Board of Directors, and our Retirement Plan Committee alleging fiduciary breaches arising from the management of our 401(k) Plan. The putative class, comprised of all participants in the Plan on or after January 20, 2016, alleges that the Plan had excessive recordkeeping and administrative expenses and that it maintained underperforming funds. On February 1, 2023, a Magistrate Judge issued a recommendation that the defendants’ motion to dismiss the complaint be granted, and on March 27, 2023, the district court judge granted the motion. As permitted by the Court’s order, the plaintiffs filed an amended complaint on April 10, 2023, which is limited to allegations regarding the alleged underperformance of the Fidelity Freedom Funds. On November 7, 2023, a Magistrate Judge issued a recommendation that the defendants’ motion to dismiss the amended complaint be denied as to the duty to prudently monitor fund performance, but be granted as to the duty of loyalty and, on November 27, 2023, the district court judge entered an order adopting the recommendation. On April 30, 2024, the parties filed a stipulation to certification of the proposed plaintiff class.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

In August 2023, the Court appointed a new lead plaintiff and lead plaintiff’s counsel, and, on October 20, 2023, they filed an amended complaint that abandoned the original allegations. In their amended complaint, plaintiffs allege that, during the class period, the defendants concealed problems concerning the 5G network buildout that prevented scaling and commercializing the network to obtain enterprise customers. The amended complaint added as individual defendants James S. Allen, our Senior Vice President and Chief Accounting Officer; John Swieringa, our President, Technology and Chief Operating Officer; Dave Mayo, our former Executive Vice President of Network Development; Marc Rouanne, our former Executive Vice President and Chief Network Officer; and Stephen Bye, our former Executive Vice President and Chief Commercial Officer. After the defendants filed a motion to dismiss, the plaintiffs filed a further amended complaint, asserting the same theory, on February 23, 2024. The new complaint drops Erik Carlson, John Swieringa, Paul Orban and James Allen as individual defendants.

We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Quantum Technology Innovations LLC

On June 5, 2024, Quantum Technology Innovations, LLC filed a complaint in the United States District Court for the Eastern District of Texas against us alleging infringement of United States Patent No. 7,650,376, entitled “Content Distribution System for Distributing Content Over a Network, with Particular Applicability to Distributing High-Bandwidth Content.” The plaintiff is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein. On August 8, 2024, Quantum Technology Innovations dismissed its complaint without prejudice. This matter is now concluded.

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

On January 21, 2022, the District Court granted the motion by DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C. to have the case declared “exceptional,” and on September 20, 2022, awarded them $3.9 million in attorneys’ fees. Realtime Adaptive Streaming filed a notice of appeal to the United States Court of Appeals for the Federal Circuit from the exceptionality and fee award orders, and that court heard oral argument on April 2, 2024 and has not yet ruled.

SafeCast Limited

On June 27, 2022, SafeCast Limited filed a complaint against us in the United States District Court for the Western District of Texas. The complaint alleges that we infringe U.S. Patent No. 9,392,302, entitled “System for providing improved facilities in time-shifted broadcasts” (the “302 patent”). On the same day, it brought complaints in the same court asserting infringement of the same patent against AT&T, Google, HBO, NBCUniversal, Paramount and Verizon. On October 24, 2022, in response to the parties’ joint motion, the Court ordered the case against us transferred to the United States District Court for the District of Colorado. On December 1, 2022, SafeCast filed an amended complaint naming our wholly-owned subsidiaries DISH Network L.L.C. and DISH Technologies L.L.C. as defendants and withdrawing the allegations as to us. The plaintiff is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein. On June 22, 2023, DISH Network L.L.C. and DISH Technologies L.L.C. filed a petition with the United States Patent and Trademark Office challenging the validity of the asserted claims of the 302 patent, and on June 26, 2024, the United States Patent and Trademark Office agreed to institute proceedings on that petition. On August 28, 2023, the Court stayed the case pending resolution of the petition.

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

On December 28, 2020, the United States Patent and Trademark Office issued a final written decision upholding the validity of the challenged claims of the 273 patent. Sling TV L.L.C. appealed that decision to the United States Court of Appeals for the Federal Circuit, and on February 2, 2022, the Federal Circuit vacated the final written decision and remanded to the United States Patent and Trademark Office to reconsider its ruling. On remand, on September 7, 2022, the United States Patent and Trademark Office issued a revised final written decision finding all challenged claims of the 273 patent invalid. Uniloc filed a notice of appeal of that revised final written decision to the United States Court of Appeals for the Federal Circuit, the appeal has been fully briefed, and it heard oral argument on August 8, 2024.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

U.S. Bank Trust Company

On April 26, 2024, U.S. Bank Trust Company, in its capacity as Trustee under the Indentures for DISH DBS Corporation’s 5.75% Senior Secured Notes due 2028 and 7.75% Senior Notes due 2026, filed an action in state court in New York City against DISH DBS Corporation, DISH Network L.L.C., EchoStar Intercompany Receivable Company L.L.C., DISH DBS Issuer LLC, and DBS Intercompany Receivable L.L.C. In its complaint, the Trustee contends that certain intracompany asset transfers in January 2024 breached the Indentures for those Notes, and that the transfers were intentional and constructive fraudulent transfers under the Colorado Uniform Fraudulent Transfer Act. The Trustee seeks a declaratory judgment that DISH DBS Corporation breached the Indentures and that an Event of Default occurred under the DBS Indentures. It further asks the Court to unwind certain intracompany asset transfers and to award damages. On May 13, 2024, the defendants removed the case to the United States District Court for the Southern District of New York and, on June 28, 2024, filed a motion to dismiss the complaint. Rather than opposing the motion, on July 18, 2024, the Trustee filed a first amended complaint, which adds a new declaratory judgment claim challenging certain intercompany advances and new factual allegations challenging a certification of compliance with the DBS Indentures.

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

The total assets, revenue and operating income, and purchases of property and equipment, net of refunds, (including capitalized interest related to Regulatory authorizations) by segment were as follows:

	As of
	June 30,	December 31,
	2024	2023

	(In thousands)
Total assets:
Pay-TV	$50,242,951	$49,437,958
Retail Wireless	652,011	777,957
5G Network Deployment (1)	39,353,115	46,793,378
Eliminations	(46,961,185)	(45,596,262)
Total assets	$43,286,892	$51,413,031

(1)	This change primarily resulted from the Sale and Transfer of Assets to EchoStar. See Note 1 for further information.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(In thousands)
Revenue:
Pay-TV	$2,676,284	$2,975,140	$5,402,862	$5,947,271
Retail Wireless	891,531	928,241	1,797,381	1,903,107
5G Network Deployment	34,892	19,079	63,820	37,986
Eliminations	(34,437)	(10,883)	(55,904)	(19,805)
Total revenue	$3,568,270	$3,911,577	$7,208,159	$7,868,559

Operating income (loss):
Pay-TV	$667,797	$720,792	$1,338,040	$1,396,025
Retail Wireless	(121,362)	(112,499)	(195,779)	(130,706)
5G Network Deployment	(578,206)	(401,959)	(1,148,240)	(735,562)
Eliminations	—	—	187	—
Total operating income (loss)	$(31,771)	$206,334	$(5,792)	$529,757

Purchases of property and equipment, net of refunds, (including capitalized interest related to regulatory authorizations):
Pay-TV	$37,877	$67,630	$65,754	$103,193
Retail Wireless	—	—	—	—
5G Network Deployment	544,420	1,183,891	1,025,422	2,054,933
Total purchases of property and equipment, net of refunds, (including capitalized interest related to regulatory authorizations)	$582,297	$1,251,521	$1,091,176	$2,158,126

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Category:	2024	2023	2024	2023

	(In thousands)
Pay-TV subscriber and related revenue	$2,658,381	$2,870,694	$5,359,560	$5,815,176
Retail wireless services and related revenue	785,136	853,918	1,589,401	1,721,029
5G network deployment services and related revenue	—	—	—	—
Pay-TV equipment sales and other revenue	17,903	104,446	43,302	132,095
Retail wireless equipment sales and other revenue	106,395	74,323	207,980	182,078
5G network deployment equipment sales and other revenue	34,892	19,079	63,820	37,986
Eliminations	(34,437)	(10,883)	(55,904)	(19,805)
Total	$3,568,270	$3,911,577	$7,208,159	$7,868,559

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

11.Revenue Recognition

Contract Balances

Our valuation and qualifying accounts as of June 30, 2024 were as follows:

For the Six Months Ended
June 30, 2024
(In thousands)
Balance at beginning of period	$53,991
Current period provision for expected credit losses	39,076
Write-offs charged against allowance	(9,532)
Acquisitions	—
Balance at end of period	$83,535

Contract liabilities arise when we bill our customers and receive consideration in advance of providing the service. Contract liabilities are recognized as revenue when the service has been provided to the customer. Contract liabilities are recorded in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets.

The following table summarizes our contract liability balances:

	As of
	June 30,	December 31,
	2024	2023

	(In thousands)
Contract liabilities	$554,547	$586,867

Our beginning of period contract liability recorded as customer contract revenue during 2024 was $559 million.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Contract Acquisition Costs

The following table presents the activity in our contract acquisition costs, net:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(In thousands)
Balance at beginning of period	$258,097	$368,058	$287,276	$381,401
Additions	57,201	82,262	109,476	166,476
Amortization expense	(72,425)	(96,135)	(153,879)	(193,692)
Balance at end of period	$242,873	$354,185	$242,873	$354,185

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

“Trade accounts receivable”

As of June 30, 2024 and December 31, 2023, trade accounts receivable from EchoStar was $12 million and $4 million, respectively. These amounts are recorded in “Trade accounts receivable” on our Condensed Consolidated Balance Sheets. See Note 1 for further information on the Sale and Transfer of Assets to EchoStar.

“Trade accounts payable”

As of June 30, 2024 and December 31, 2023, trade accounts payable to EchoStar was $24 million and $13 million, respectively. These amounts are recorded in “Trade accounts payable” on our Condensed Consolidated Balance Sheets.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

“Service revenue”

During both the three months ended June 30, 2024 and 2023, we received $1 million for services provided to EchoStar. During both the six months ended June 30, 2024 and 2023, we received $2 million for services provided to EchoStar. These amounts are recorded in “Service revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these revenues are discussed below.

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

“Equipment sales and other revenue”

During both the three months ended June 30, 2024 and 2023, we received less than $1 million for services provided to EchoStar. During both the six months ended June 30, 2024 and 2023, we received $1 million for services provided to EchoStar. These amounts are recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these revenues are discussed below.

Real Estate Lease Agreements. We have entered into lease agreements pursuant to which we lease certain real estate to EchoStar. The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic areas, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises. The term of each lease is set forth below:

●	El Paso Lease Agreement. During 2012, we began leasing certain space at 1285 Joe Battle Blvd., El Paso, Texas to EchoStar for an initial period ending on August 1, 2015, which also provides EchoStar with renewal options for four consecutive three-year terms. EchoStar exercised its renewal option for a period ending in July 2027.

●	90 Inverness Lease Agreement. Effective March 1, 2017, EchoStar leases certain space from us at 90 Inverness Circle East, Englewood, Colorado with an initial term that ended in February 2023 and renewal options for four consecutive three-year terms ending in February 2027. EchoStar exercised its renewal option for a period ending in February 2025.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

●	Cheyenne Lease Agreement. Effective March 1, 2017, EchoStar began leasing certain space from us at 530 EchoStar Drive, Cheyenne, Wyoming for a period ending in February 2019. In August 2018, EchoStar exercised its option to renew this lease for a one-year period ending in February 2020. EchoStar has the option to renew this lease for 12 one-year periods. During September 2019, we and EchoStar amended this lease to provide EchoStar with certain space for a period ending in September 2023, with the option for EchoStar to renew for a one-year period upon 180 days’ written notice prior to the end of the term. This lease was not renewed and terminated in September 2023.

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

“Cost of services”

During the three months ended June 30, 2024 and 2023, we incurred $1 million and $2 million, respectively, of costs for services provided to us by EchoStar. During the six months ended June 30, 2024 and 2023, we incurred $2 million and $5 million, respectively, of costs for services provided to us by EchoStar. These amounts are recorded in “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

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

“Cost of sales – equipment and other”

During the three months ended June 30, 2024 and 2023, we incurred zero and $1 million, respectively, for satellite hosting, operations and maintenance services as well as transmission of certain data to EchoStar.  During the six months ended June 30, 2024 and 2023, we incurred zero and $3 million, respectively, for satellite hosting, operations and maintenance services as well as transmission of certain data to EchoStar. These amounts are recorded in “Cost of sales – equipment and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

“Selling, general and administrative expenses”

During the three months ended June 30, 2024 and 2023, we incurred $6 million and $3 million, respectively, for selling, general and administrative expenses for services provided to us by EchoStar. During the six months ended June 30, 2024 and 2023, we incurred $11 million and $6 million, respectively, for selling, general and administrative expenses for services provided to us by EchoStar. These amounts are recorded in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

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

In light of the Tax Sharing Agreement, among other things, and in connection with our consolidated federal income tax returns for certain tax years prior to and for the year of the Spin-off, during 2013, we and EchoStar agreed upon a supplemental allocation of the tax benefits arising from certain tax items resolved in the course of the IRS’ examination of these consolidated tax returns. As a result, we agreed to pay EchoStar $82 million of the tax benefit we received or will receive. Any payment to EchoStar, including accrued interest, will be made at such time as EchoStar would have otherwise been able to realize such tax benefit. As of June 30, 2024, we have paid $13 million of the tax benefit received, leaving $69 million remaining to be paid.

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

Hughes Broadband Master Services Agreement.  In March 2017, DISH Network L.L.C. (“DNLLC”) and HNS entered into the MSA pursuant to which DNLLC, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders for the Hughes broadband satellite service and related equipment; and (ii) installs Hughes service equipment with respect to activations generated by DNLLC.  Under the MSA, HNS will make certain payments to DNLLC for each Hughes service activation generated, and installation performed, by DNLLC.  Payments from HNS for services provided are recorded in “Service revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). For both the three months ended June 30, 2024 and 2023, these payments were less than $1 million. For both the six months ended June 30, 2024 and 2023, these payments were $1 million. The MSA has an initial term of five years with automatic renewal for successive one-year terms. After the first anniversary of the MSA, either party has the ability to terminate the MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party.  Upon expiration or termination of the MSA, HNS will continue to provide the Hughes service to subscribers and make certain payments to DNLLC pursuant to the terms and conditions of the MSA. For each of the three and six months ended June 30, 2024 and 2023, we purchased zero broadband equipment from HNS under the MSA.

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

Related Party Transactions with CONX Corp.

CONX Corp. (“CONX”) is an entity partially owned by Charles W. Ergen, our Chairman (“CONX”). On May 1, 2024, we entered into an agreement to lease a commercial real estate property in Littleton, Colorado, comprising the corporate headquarters of DISH Wireless, from CONX for an initial 10 year term. During both the three and six months ended June 30, 2024, we recorded $1 million for this lease in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

The table below summarizes our transactions with NagraStar:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$8,526	$9,495	$17,127	$19,040

	As of
	June 30,	December 31,
	2024	2023

	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$5,912	$9,821
Commitments to NagraStar	$1,414	$1,727

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

13.Subsequent Events

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

The transaction has been approved by the FCC and DOJ and is expected to close in the third quarter of 2024. We will receive payments totaling $256 million over a three year period, including a $99 million upfront payment.

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

Overview

Recent Developments

Sale and Transfer of Assets

Sale of Assets to EchoStar. On January 10, 2024, we sold certain assets and equity interests to EchoStar, which included the sale of a financial asset (the “Sale of Assets to EchoStar”), for fair value of approximately $246 million. The difference between our net carrying value of the assets sold to their fair value was $138 million, of which $6 million, net of deferred tax, was recorded in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets as of June 30, 2024 and a $129 million gain related to the financial asset was recorded in “Other, net” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the six months ended June 30, 2024.

Asset Transfer to EchoStar. On January 10, 2024, we transferred our wholly-owned subsidiaries that hold certain assets, including the EchoStar XXV satellite currently under construction, and our wireless spectrum licenses, including AWS-4, H-Block, CBRS (3550-3650 MHz), C-Band – Cheyenne (3.7-3.98 GHz), 12GHz (MVDDS), LMDS, 24 GHz, 28 GHz, 37GHz, 39GHz and 47GHz to EchoStar Wireless Holding L.L.C., a direct wholly-owned subsidiary of our parent, EchoStar (together with the “Intercompany Loan 2026 Tranche” defined below, the “Asset Transfer to EchoStar”). In addition, DISH DBS, in its capacity as “Lender” under the terms of the Loan and Security Agreement related to the Intercompany Loan between DISH Network and DISH DBS, has consummated the assignment pursuant to such terms, without any modification or amendment thereto, of its receivable in respect to the 2026 Tranche of $4.7 billion (the “Intercompany Loan 2026 Tranche”) to DBS Intercompany Receivable L.L.C. DBS Intercompany Receivable L.L.C. has subsequently assigned its rights as lender thereunder to EchoStar Intercompany Receivable Company L.L.C., our parent, EchoStar’s direct wholly-owned subsidiary, such that amounts owed in respect of the 2026 Tranche will now be paid by us to EchoStar Intercompany Receivable L.L.C.

The transferred amount equals our historical net carrying value of these assets, which was $12.003 billion with the offset recorded as a dividend in “Accumulated earnings (deficit)” on our Condensed Consolidated Balance Sheets as of June 30, 2024.

Tax Associated with the Asset Transfer to EchoStar. During the six months ended June 30, 2024, we recorded $3.775 billion in “Deferred tax liabilities, net” on our Condensed Consolidated Balance Sheets resulting from the step up in basis due to the difference in the fair value compared to the book value of the Asset Transfer to EchoStar, with the offset recorded in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

700 MHz Spectrum Sale to EchoStar. On March 12, 2024, we sold our wholly-owned subsidiary which holds the 700 MHz spectrum to a wholly-owned subsidiary of our parent, EchoStar (the “700 MHz Spectrum Sale to EchoStar”), for fair value of approximately $1.037 billion, of which $1.025 billion was paid in cash as of June 30, 2024 and the remaining balance of $12 million is recorded in “Trade accounts receivable” on our Condensed Consolidated Balance Sheets. The difference between our net carrying value of the assets sold to their fair value of $115 million, net of deferred tax, was recorded in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets as of June 30, 2024. The proceeds were used to pay the remaining balance of $951 million on our 2 3/8% Convertible Note which matured on March 15, 2024.

The Sale of Assets to EchoStar, Asset Transfer to EchoStar and 700 MHz Spectrum Sale to EchoStar together are referred to as (the “Sale and Transfer of Assets to EchoStar”).

Orbital II Transfer from EchoStar. On May 2, 2024, EchoStar transferred certain assets to us, including the EchoStar XXV satellite currently under construction. The transferred amount equals our historical net carrying value of these assets, which was $141 million with the offset recorded as a capital contribution in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets as of June 30, 2024.

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

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

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

We are currently operating our Retail Wireless segment primarily as a mobile virtual network operator (“MVNO”) as we continue our 5G Network Deployment and commercialize and grow customer traffic on our 5G Network, as defined below. We are transitioning our Retail Wireless segment to a mobile network operator (“MNO”) as our 5G Network has become commercially available and we grow customer traffic on our 5G Network. We are currently activating Boost Mobile subscribers with compatible devices onto our 5G Network in markets where we have reached voice over new radio (“VoNR”). We have deployed 5G VoNR covering over 200 million Americans. Within our MVNO operations, today we depend on T-Mobile and AT&T to provide us with network services under the amended Master Network Services Agreement (“MNSA”) and Network Services Agreement (the “NSA”), respectively. Under the NSA, we expect AT&T will become our primary network services provider.

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

On September 29, 2023, the FCC confirmed we have met all of our June 14, 2023 band-specific 5G deployment commitments, and two of our three nationwide 5G commitments. The single remaining 5G commitment, that at least 70% of the U.S. population has access to average download speeds equal to 35 Mbps, was achieved in March 2024 using the drive test methodology previously agreed upon by us and the FCC and overseen by an independent monitor. We now have the largest commercial deployment of 5G VoNR in the world covering over 200 million Americans and 5G broadband service covering over 250 million Americans. Our fully constructed facilities along with our construction in process will be sufficient to meet many of our build-out requirements over the next year, including our June 14, 2025 milestones. These facilities are for licenses comprising approximately 90% of the aggregate carrying value, including capitalized interest, for our 600 MHz and our parent, EchoStar’s 700 MHz, H Block and AWS-4 licenses. However, for the remaining licenses that we have not yet constructed facilities sufficient to meet our June 14, 2025 final build-out requirements, we will need to raise additional capital to, among other things, continue our 5G Network Deployment. If we are unable to address our capital needs or encounter unanticipated construction delays, we may be unable to retain such spectrum licenses, which would result in an impairment of our owned licenses.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

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

We do not currently have the necessary cash, cash equivalents and marketable investment securities and/or projected future cash flows to fund fourth quarter operations or the November 2024 debt maturity. To address our capital needs, we and our parent, EchoStar, are in active discussions with funding sources to raise additional capital.

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

Economic Environment

During 2023 and the first six months of 2024, we experienced inflationary pressures in our commodity and labor costs resulting from the macroeconomic environment in the United States, which has significantly impacted our overall operating results.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

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

There are a number of factors that impact our future cash flow compared to the cash flow we generate at a given point in time.  The first factor is our churn rate and how successful we are at retaining our current subscribers.  To the extent we lose subscribers from our existing base, the positive cash flow from that base is correspondingly reduced.  The second factor is how successful we are at maintaining our service margins.  To the extent our “Cost of services” grow faster than our “Service revenue,” the amount of cash flow that is generated per existing subscriber is reduced.  Our Pay-TV service margins have been reduced by, among other things, higher programming costs.  Our Retail Wireless service margins are impacted by, among other things, our MNSA agreement with T-Mobile and our NSA agreement with AT&T and the speed with which we are able to migrate Wireless subscribers onto our 5G Network.  The third factor is the rate at which we acquire new subscribers. The faster we acquire new subscribers, the more our positive ongoing cash flow from existing subscribers is offset by the negative upfront cash flow associated with acquiring new subscribers.  Conversely, the slower we acquire subscribers, the more our operating cash flow is enhanced in that period.

Finally, our future cash flow is impacted by, among other things, the rate at which we complete our 5G Network Deployment, incur litigation expense, and any cash flow from financing activities.  We anticipate operating expenditures for our 5G Network Deployment to increase for the remainder of 2024 as we continue to, among other things, deploy cell sites and communication towers to commercialize our 5G Network. Since we reached our 5G Network Deployment milestone of 70% of the U.S. population, we expect our capital expenditures will decline in the near term. However, as we prepare for our next build-out requirements in 2025, we expect our capital expenditures to increase as we approach this deadline. As a result, our historical cash flow is not necessarily indicative of our future cash flows. As of June 30, 2024, as a result of, among other things, capital expenditures for our 5G Network Deployment, we experienced negative cash flow. We expect that this trend will continue in 2024 and in future periods. In addition, declines in our Pay-TV and Wireless subscriber base and any decrease in subscriber-related margins negatively impact our cash flow, and there can be no assurance that our subscriber declines will not continue.

Availability of Credit and Effect on Liquidity

The ability to raise capital has generally existed for us despite economic weakness and uncertainty. While modest fluctuations in the cost of capital will not likely impact our current operational plans, significant fluctuations could have a material adverse effect on our business, results of operations and financial condition.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Debt Issuances and Maturity

We repurchased or redeemed the principal balance of our 2 3/8% Convertible Notes due 2024 as of March 15, 2024, the instrument’s maturity date.

Our 5 7/8% Senior Notes due 2024 with remaining balance of approximately $1.983 billion mature on November 15, 2024. We do not currently have the necessary cash, cash equivalents and marketable investment securities and/or projected future cash flows to fund the November 2024 debt maturity. To address our capital needs, we are in active discussions with funding sources to raise additional capital.

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

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

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

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

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

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Wireless subscribers. We include prepaid and postpaid customers obtained through direct sales, independent third-party retailers and other independent third-party distribution relationships in our Wireless subscriber count. Our Wireless subscriber count includes all Government subsidized subscribers discussed below. Our gross new Wireless subscriber activations exclude all Government subsidized subscribers as we record these subscribers net of disconnects, as discussed below.

Government subsidized wireless subscribers and other wireless subscribers (“Government subsidized subscribers”). Our Government subsidized subscribers have different subscriber economics than our core Wireless subscribers, including a significantly higher churn rate and lower subscriber acquisition costs. Therefore, our Government subsidized subscriber additions are recorded net of disconnects. Our Government subsidized subscriber count includes Wireless subscribers that participate in government subsidized programs, including the ACP program and Lifeline program, defined below, and other subscribers acquired under the Gen Mobile brand. The Affordable Connectivity Program (“ACP”) is a federal program offering broadband services and devices discounts to help low-income individuals that meet certain eligibility criteria. The ACP program funding concluded on June 1, 2024. The Lifeline Program is a federal program offering broadband services discounts to help low-income individuals that meet certain eligibility criteria. Certain states also offer a separate Lifeline program.

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

Wireless average monthly subscriber churn rate (“Wireless churn rate”). We are not aware of any uniform standards for calculating subscriber churn rate and believe presentations of subscriber churn rates may not be calculated consistently by different companies in the same or similar businesses. We calculate our “Wireless churn rate” for any period by dividing the number of Wireless subscribers who terminated service during the period by the average number of Wireless subscribers for the same period, and further dividing by the number of months in the period. The average number of Wireless subscribers is calculated for the period by adding the average number of Wireless subscribers for each month and dividing by the number of months in the period. The average number of Wireless subscribers for each month is calculated by adding the beginning and ending Wireless subscribers for the month and dividing by two. Government subsidized subscriber additions are recorded net of disconnects and therefore excluded from our calculation of our Wireless churn rate.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Segments

Business Segments

We currently operate three primary business segments:  (1) Pay-TV; (2) Retail Wireless; and (3) 5G Network Deployment.  Revenue and operating income (loss) by segment are shown in the table below:

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023.

	For the Three Months Ended
	June 30,		Variance
	2024	2023	Amount	%

	(In thousands)
Revenue:
Pay-TV	$2,676,284	$2,975,140	$(298,856)	(10.0)
Retail Wireless	891,531	928,241	(36,710)	(4.0)
5G Network Deployment	34,892	19,079	15,813	82.9
Eliminations	(34,437)	(10,883)	(23,554)	*
Total revenue	$3,568,270	$3,911,577	$(343,307)	(8.8)

Operating income (loss):
Pay-TV	$667,797	$720,792	$(52,995)	(7.4)
Retail Wireless	(121,362)	(112,499)	(8,863)	(7.9)
5G Network Deployment	(578,206)	(401,959)	(176,247)	(43.8)
Eliminations	—	—	—	*
Total operating income (loss)	$(31,771)	$206,334	$(238,105)	*

*Percentage is not meaningful

Total revenue. Our consolidated revenue totaled $3.568 billion for the three months ended June 30, 2024, a decrease of $343 million or 8.8% compared to the same period in 2023. The net decrease primarily resulted from the decrease in revenue from our Pay-TV and Retail Wireless segments.

Total operating income (loss). Our consolidated operating loss totaled $32 million for the three months ended June 30, 2024, compared to operating income of $206 million during the same period in 2023. This change primarily resulted from an increase in operating loss from our 5G Network Deployment and Retail Wireless segments and a decrease in operating income from our Pay-TV segment.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023.

	For the Six Months Ended
	June 30,		Variance
	2024	2023	Amount	%

	(In thousands)
Revenue:
Pay-TV	$5,402,862	$5,947,271	$(544,409)	(9.2)
Retail wireless	1,797,381	1,903,107	(105,726)	(5.6)
5G network deployment	63,820	37,986	25,834	68.0
Eliminations	(55,904)	(19,805)	(36,099)	*
Total revenue	$7,208,159	$7,868,559	$(660,400)	(8.4)

Operating income (loss):
Pay-TV	$1,338,040	$1,396,025	$(57,985)	(4.2)
Retail wireless	(195,779)	(130,706)	(65,073)	(49.8)
5G network deployment	(1,148,240)	(735,562)	(412,678)	(56.1)
Eliminations	187	—	187	*
Total operating income (loss)	$(5,792)	$529,757	$(535,549)	*

*Percentage not meaningful.

Total revenue. Our consolidated revenue totaled $7.208 billion for the six months ended June 30, 2024, a decrease of $660 million or 8.4% compared to the same period in 2023. The net decrease primarily resulted from the decrease in revenue from our Pay-TV and Retail Wireless segments.

Total operating income (loss). Our consolidated operating loss totaled $6 million for the six months ended June 30, 2024, compared to operating income of $530 million during the same period in 2023. This change primarily resulted from an increase in operating loss from our 5G Network Deployment and Retail Wireless segments and a decrease in operating income from our Pay-TV segment.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Pay-TV Segment

We offer Pay-TV services under the DISH brand and the SLING brand. As of June 30, 2024, we had 8.074 million Pay-TV subscribers in the United States, including 6.076 million DISH TV subscribers and 1.998 million SLING TV subscribers.

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

Our Pay-TV services also face increased competition from programmers and other companies who distribute video directly to consumers over the Internet, as well as traditional satellite television providers, cable companies and large telecommunications companies that are rapidly increasing their Internet-based video offerings and direct-to-consumer exclusive and non-exclusive content. We also face competition from providers of video content, many of which are providers of programming content to us, that distribute content over the Internet including services with live-linear television programming, as well as single programmer offerings and offerings of large libraries of on-demand content, including in certain cases original content. These product offerings include, but are not limited to, Netflix, Hulu, Apple+, Prime Video, YouTube TV, Disney+, ESPN+, Paramount+, Max, STARZ, Peacock, Fubo, Philo, Tubi and Venu Sports and certain bundles of these offerings.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

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

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

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

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Pay-TV Segment

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023.

	For the Three Months Ended
	June 30,		Variance
Statements of Operations Data	2024	2023	Amount	%

	(In thousands)
Revenue:
Service revenue	$2,658,381	$2,870,694	$(212,313)	(7.4)
Equipment sales and other revenue	17,903	104,446	(86,543)	(82.9)
Total revenue	2,676,284	2,975,140	(298,856)	(10.0)

Costs and expenses:
Cost of services	1,638,683	1,749,024	(110,341)	(6.3)
% of Service revenue	61.6%	60.9%
Cost of sales - equipment and other	17,837	24,708	(6,871)	(27.8)
Selling, general and administrative expenses	266,718	383,143	(116,425)	(30.4)
% of Total revenue	10.0%	12.9%
Depreciation and amortization	85,249	97,473	(12,224)	(12.5)
Total costs and expenses	2,008,487	2,254,348	(245,861)	(10.9)

Operating income (loss)	$667,797	$720,792	$(52,995)	(7.4)

Other data:
Pay-TV subscribers, as of period end (in millions)	8.074	8.904	(0.830)	(9.3)
DISH TV subscribers, as of period end (in millions)	6.076	6.901	(0.825)	(12.0)
SLING TV subscribers, as of period end (in millions)	1.998	2.003	(0.005)	(0.2)
Pay-TV subscriber additions (losses), net (in millions)	(0.104)	(0.294)	0.190	64.6
DISH TV subscriber additions (losses), net (in millions)	(0.182)	(0.197)	0.015	7.6
SLING TV subscriber additions (losses), net (in millions)	0.078	(0.097)	0.175	*
Pay-TV ARPU	$108.42	$104.07	$4.35	4.2
DISH TV subscriber additions, gross (in millions)	0.076	0.120	(0.044)	(36.7)
DISH TV churn rate	1.39%	1.51%	(0.12)%	(7.9)
DISH TV SAC	$938	$1,169	$(231)	(19.8)
Purchases of property and equipment, net of refunds	$37,877	$67,630	$(29,753)	(44.0)
OIBDA	$753,046	$818,265	$(65,219)	(8.0)

*  Percentage is not meaningful.

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 182,000 net DISH TV subscribers during the three months ended June 30, 2024 compared to the loss of approximately 197,000 net DISH TV subscribers during the same period in 2023. This decrease in net DISH TV subscriber losses primarily resulted from a lower DISH TV churn rate, partially offset by lower gross new DISH TV subscriber activations.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

SLING TV subscribers. We added approximately 78,000 net SLING TV subscribers during the three months ended June 30, 2024 compared to the loss of approximately 97,000 net SLING TV subscribers during the same period in 2023. The change in net SLING TV subscribers was primarily related to lower SLING TV subscriber disconnects in 2024 due to our emphasis on acquiring higher quality subscribers, partially offset by lower SLING TV subscriber activations. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers, many of which are providers of our content and offer football and other seasonal sports programming direct to subscribers on an a la carte basis.

DISH TV subscribers, gross. During the three months ended June 30, 2024, we activated approximately 76,000 gross new DISH TV subscribers compared to approximately 120,000 gross new DISH TV subscribers during the same period in 2023, a decrease of 36.7%. This decrease in our gross new DISH TV subscriber activations was primarily related to the lack of demand, shifting consumer behavior and lower marketing expenditures, as well as increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, and direct-to-consumer offerings by certain of our programmers. Our gross new DISH TV subscriber activations continue to be negatively impacted by an emphasis on acquiring higher quality subscribers.

DISH TV churn rate. Our DISH TV churn rate for the three months ended June 30, 2024 was 1.39% compared to 1.51% for the same period in 2023. Our DISH TV churn rate for the three months ended June 30, 2024 was positively impacted by our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, cord cutting, shifting consumer behavior and increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, our ability to control piracy and other forms of fraud and the level of our retention efforts.

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

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Service revenue. “Service revenue” totaled $2.658 billion for the three months ended June 30, 2024, a decrease of $212 million or 7.4% compared to the same period in 2023. The decrease in “Service revenue” compared to the same period in 2023 was primarily related to lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU, discussed below.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $18 million for the three months ended June 30, 2024, a decrease of $87 million compared to the same period in 2023. The decrease in “Equipment sales and other revenue” compared to the same period in 2023 was primarily related to a non-recurring $75 million license of our Adaptive Bitrate Streaming patents to Peloton covering certain Peloton products that resolves our litigation involving those products during the three months ended June 30, 2023.

Pay-TV ARPU. Pay-TV ARPU was $108.42 during the three months ended June 30, 2024 versus $104.07 during the same period in 2023. The $4.35 or 4.2% increase in Pay-TV ARPU was primarily attributable to the DISH TV and SLING TV programming price increases and higher Pay-TV ad sales revenue. The DISH TV and SLING TV programming package price increases were effective in the fourth quarter of 2023.

Cost of services. “Cost of services” totaled $1.639 billion during the three months ended June 30, 2024, a decrease of $110 million or 6.3% compared to the same period in 2023. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base, partially offset by higher programming costs per subscriber. Programming costs per subscriber increased during the three months ended June 30, 2024 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. “Cost of services” represented 61.6% and 60.9% of “Service revenue” during the three months ended June 30, 2024 and 2023, respectively.

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

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $267 million during the three months ended June 30, 2024, a $116 million or 30.4% decrease compared to the same period in 2023. This change was primarily driven by a decrease in subscriber acquisition costs resulting from lower marketing expenditures and lower gross new DISH TV subscriber activations and a decrease in personnel costs.

Depreciation and amortization. “Depreciation and amortization” expense totaled $85 million during the three months ended June 30, 2024, a $12 million or 12.5% decrease compared to the same period in 2023. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

DISH TV SAC.  DISH TV SAC was $938 during the three months ended June 30, 2024 compared to $1,169 during the same period in 2023, a decrease of $231 or 19.8%.  This change was primarily attributable to a decrease in advertising costs per subscriber, partially offset by higher commission costs due to our emphasis on acquiring higher quality subscribers.

During the three months ended June 30, 2024 and 2023, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $6 million and $12 million, respectively. This decrease in capital expenditures primarily resulted from a decrease in gross new DISH TV subscriber activations.

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

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023.

	For the Six Months Ended
	June 30,		Variance
Statements of Operations Data	2024	2023	Amount	%

	(In thousands)
Revenue:
Service revenue	$5,359,560	$5,815,176	$(455,616)	(7.8)
Equipment sales and other revenue	43,302	132,095	(88,793)	(67.2)
Total revenue	5,402,862	5,947,271	(544,409)	(9.2)

Costs and expenses:
Cost of services	3,303,128	3,582,323	(279,195)	(7.8)
% of Service revenue	61.6%	61.6%
Cost of sales - equipment and other	34,829	45,773	(10,944)	(23.9)
Selling, general and administrative expenses	556,214	723,102	(166,888)	(23.1)
% of Total revenue	10.3%	12.2%
Depreciation and amortization	170,651	200,048	(29,397)	(14.7)
Total costs and expenses	4,064,822	4,551,246	(486,424)	(10.7)

Operating income (loss)	$1,338,040	$1,396,025	$(57,985)	(4.2)

Other data:
Pay-TV subscribers, as of period end (in millions)	8.074	8.904	(0.830)	(9.3)
DISH TV subscribers, as of period end (in millions)	6.076	6.901	(0.825)	(12.0)
SLING TV subscribers, as of period end (in millions)	1.998	2.003	(0.005)	(0.2)
Pay-TV subscriber additions (losses), net (in millions)	(0.452)	(0.846)	0.394	46.6
DISH TV subscriber additions (losses), net (in millions)	(0.395)	(0.515)	0.120	23.3
SLING TV subscriber additions (losses), net (in millions)	(0.057)	(0.331)	0.274	82.8
Pay-TV ARPU	$107.89	$103.38	$4.51	4.4
DISH TV subscriber additions, gross (in millions)	0.155	0.233	(0.078)	(33.5)
DISH TV churn rate	1.46%	1.74%	(0.28)%	(16.1)
DISH TV SAC	$997	$1,114	$(117)	(10.5)
Purchases of property and equipment, net of refunds	$65,754	$103,193	$(37,439)	(36.3)
OIBDA	$1,508,691	$1,596,073	$(87,382)	(5.5)

*Percentage is not meaningful.

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 395,000 net DISH TV subscribers during the six months ended June 30, 2024 compared to the loss of approximately 515,000 net DISH TV subscribers during the same period in 2023. This decrease in net DISH TV subscriber losses primarily resulted from a lower DISH TV churn rate, partially offset by lower gross new DISH TV subscriber activations.

SLING TV subscribers. We lost approximately 57,000 net SLING TV subscribers during the six months ended June 30, 2024 compared to the loss of approximately 331,000 net SLING TV subscribers during the same period in 2023. The decrease in net SLING TV subscriber losses was primarily related to lower SLING TV subscriber disconnects in 2024 due to our emphasis on acquiring higher quality subscribers, partially offset by lower SLING TV subscriber activations. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers, many of which are providers of our content and offer football and other seasonal sports programming direct to subscribers on an a la carte basis.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

DISH TV subscribers, gross. During the six months ended June 30, 2024, we activated approximately 155,000 gross new DISH TV subscribers compared to approximately 233,000 gross new DISH TV subscribers during the same period in 2023, a decrease of 33.5%. This decrease in our gross new DISH TV subscriber activations was primarily related to the lack of demand, shifting consumer behavior and lower marketing expenditures, as well as increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, and direct-to-consumer offerings by certain of our programmers. Our gross new DISH TV subscriber activations continue to be negatively impacted by an emphasis on acquiring higher quality subscribers.

DISH TV churn rate. Our DISH TV churn rate for the six months ended June 30, 2024 was 1.46% compared to 1.74% for the same period in 2023. Our DISH TV churn rate for the six months ended June 30, 2024 was positively impacted by our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, cord cutting, shifting consumer behavior and increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, our ability to control piracy and other forms of fraud and the level of our retention efforts. In addition, our DISH TV churn rate for the six months ended June 30, 2023 was briefly elevated due to the cyber-security incident in the first quarter of 2023.

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

Service revenue. “Service revenue” totaled $5.360 billion for the six months ended June 30, 2024, a decrease of $456 million or 7.8% compared to the same period in 2023. The decrease in “Service revenue” compared to the same period in 2023 was primarily related to lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU, discussed below.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $43 million for the six months ended June 30, 2024, a decrease of $89 million compared to the same period in 2023. The decrease in “Equipment sales and other revenue” compared to the same period in 2023 was primarily related to a non-recurring $75 million license of our Adaptive Bitrate Streaming patents to Peloton covering certain Peloton products that resolves our litigation involving those products during the three months ended June 30, 2023.

Pay-TV ARPU. Pay-TV ARPU was $107.89 during the six months ended June 30, 2024 versus $103.38 during the same period in 2023. The $4.51 or 4.4% increase in Pay-TV ARPU was primarily attributable to the DISH TV and SLING TV programming price increases and higher Pay-TV ad sales revenue. The DISH TV and SLING TV programming package price increases were effective in the fourth quarter of 2023.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Cost of services. “Cost of services” totaled $3.303 billion during the six months ended June 30, 2024, a decrease of $279 million or 7.8% compared to the same period in 2023. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base and lower variable and retention costs per subscriber, partially offset by higher programming costs per subscriber. Programming costs per subscriber increased during the six months ended June 30, 2024 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. Variable and retention costs per subscriber during the six months ended June 30, 2023 were negatively impacted by approximately $30 million in cyber-security-related expenses to remediate the incident and provide additional customer support. “Cost of services” represented 61.6% of “Service revenue” during both the six months ended June 30, 2024 and 2023, respectively.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $556 million during the six months ended June 30, 2024, a $167 million or 23.1% decrease compared to the same period in 2023. This change was primarily driven by a decrease in subscriber acquisition costs resulting from lower marketing expenditures and lower gross new DISH TV subscriber activations and a decrease in personnel costs.

Depreciation and amortization. “Depreciation and amortization” expense totaled $171 million during the six months ended June 30, 2024, a $29 million or 14.7% decrease compared to the same period in 2023. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers and the EchoStar XI satellite which became fully depreciated during the second quarter of 2023.

DISH TV SAC.  DISH TV SAC was $997 during the six months ended June 30, 2024 compared to $1,114 during the same period in 2023, a decrease of $117 or 10.5%.  This change was primarily attributable to a decrease in advertising costs per subscriber, partially offset by higher installation costs due to an increase in labor and other installation costs and higher commission costs due to our emphasis on acquiring higher quality subscribers.

During the six months ended June 30, 2024 and 2023, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $13 million and $27 million, respectively. This decrease in capital expenditures primarily resulted from a decrease in gross new DISH TV subscriber activations.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

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

We are currently operating our Retail Wireless segment primarily as an MVNO as we continue our 5G Network Deployment and commercialize and grow customer traffic on our 5G Network. We are transitioning our Retail Wireless segment to an MNO as our 5G Network has become commercially available and we grow customer traffic on our 5G Network. We are currently activating Boost Mobile subscribers with compatible devices onto our 5G Network in markets where we have reached VoNR. We have deployed 5G VoNR covering over 200 million Americans. Within our MVNO operations, today we depend on T-Mobile and AT&T to provide us with network services under MNSA and NSA, respectively. Under the NSA, we expect AT&T will become our primary network services provider.

As of June 30, 2024 we had 7.281 million Wireless subscribers. Currently, we offer Wireless subscribers competitive consumer plans with no annual service contracts and monthly service plans including high-speed data and unlimited talk and text, and device financing arrangements for certain qualified subscribers.

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

ACP Subscribers. A portion of our subscriber base and revenue is comprised of subscribers who received benefits under ACP through May 2024. Households enrolled in the ACP program continued to receive the benefit on their service through April 2024. In May 2024, households received a partial benefit and on June 1, 2024 the ACP program funding concluded and households no longer received their benefit. We have implemented plans to retain and/or migrate these subscribers to lower priced service plans. As of June 30, 2024, we had approximately 387,000 ACP subscribers, representing 5.3% of our Wireless subscriber base. Although we only received partial payment for May and no payment for June services, these ACP subscribers were included in our Wireless subscriber count as of June 30, 2024. We are actively migrating these subscribers to lower priced service plans and, if we are unsuccessful in retaining and/or migrating these subscribers, they will deactivate in the second half of 2024, which could have an adverse impact to our Wireless subscriber base.

Generally, ACP subscribers have lower Wireless ARPU than other Wireless subscribers and as a result, any loss of ACP subscribers will have a nominal impact on pre-tax net income. We cannot predict with any certainty the impact of the loss of the ACP benefit to our Wireless subscriber base, net Wireless subscriber activations and results of operations.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

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

Competition

Retail wireless is a mature market with moderate year over year organic growth. Competitors include, among others, providers who offer similar wireless communication services, such as talk, text and data. Competitive factors within the wireless communication services industry include, but are not limited to, pricing, market saturation, service and product offerings, customer experience and service quality. We compete with a number of national wireless carriers, including Verizon, AT&T and T-Mobile, all of which are significantly larger than us, serve a significant percentage of all wireless subscribers and enjoy scale advantages compared to us. Verizon, AT&T, and T-Mobile are currently the only nationwide MNOs in the United States.

Additional primary competitors to our Retail Wireless segment include, but are not limited to, Metro PCS (owned by T-Mobile), Cricket Wireless (owned by AT&T), Visible (owned by Verizon), Tracfone Wireless (owned by Verizon), Total Wireless (owned by Verizon), and other MVNOs such as Consumer Cellular, Mint Mobile (owned by T-Mobile), Spectrum Mobile and Xfinity Mobile.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS –Retail Wireless Segment

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023.

	For the Three Months Ended
	June 30,		Variance
Statements of Operations Data	2024	2023	Amount	%

	(In thousands)
Revenue:
Service revenue	$785,136	$853,918	$(68,782)	(8.1)
Equipment sales and other revenue	106,395	74,323	32,072	43.2
Total revenue	891,531	928,241	(36,710)	(4.0)

Costs and expenses:
Cost of services	460,912	514,236	(53,324)	(10.4)
% of Service revenue	58.7%	60.2%
Cost of sales - equipment and other	312,982	278,371	34,611	12.4
Selling, general and administrative expenses	183,632	194,930	(11,298)	(5.8)
% of Total revenue	20.6%	21.0%
Depreciation and amortization	55,367	53,203	2,164	4.1
Total costs and expenses	1,012,893	1,040,740	(27,847)	(2.7)

Operating income (loss)	$(121,362)	$(112,499)	$(8,863)	(7.9)

Other data:
Wireless subscribers, as of period end (in millions)	7.281	7.725	(0.444)	(5.7)
Wireless subscriber additions, gross (in millions)	0.606	0.711	(0.105)	(14.8)
Wireless subscriber additions (losses), net (in millions) **	(0.016)	(0.188)	0.172	91.5
Wireless ARPU	$35.91	$36.37	$(0.46)	(1.3)
Wireless churn rate	2.93%	4.54%	(1.61)%	(35.5)
OIBDA	$(65,995)	$(59,296)	$(6,699)	(11.3)

*  Percentage is not meaningful.

** Includes Government subsidized subscribers.

Wireless subscribers. We lost approximately 16,000 net Wireless subscribers during the three months ended June 30, 2024 compared to the loss of approximately 188,000 net Wireless subscribers during the same period in 2023. This decrease in net Wireless subscriber losses primarily resulted from a lower Wireless churn rate, partially offset by lower gross new Wireless subscriber activations. In addition, the three months ended June 30, 2024 was negatively impacted by net losses of Government subsidized subscribers compared to net additions of Government subsidized subscribers during the same period in 2023, primarily due to the ACP program funding concluding on June 1, 2024. See “Retail Wireless Segment – ACP Subscribers” for further information. Excluding the impact of net losses of Government subsidized subscribers, we added approximately 32,000 net Wireless subscribers during the three months ended June 30, 2024.

Wireless subscribers, gross. During the three months ended June 30, 2024, we activated approximately 606,000 gross new Wireless subscribers compared to approximately 711,000 gross new Wireless subscribers during the same period in 2023, a decrease of 14.8%. Our gross new Wireless subscribers for the three months ended June 30, 2024 was negatively impacted by our emphasis on acquiring and retaining higher quality subscribers. In addition, this decrease in our gross new Wireless subscriber activations was primarily related to increased competitive pressures, including aggressive competitor marketing, discounted service plans and deeper wireless device subsidies.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Wireless churn rate. Our Wireless churn rate for the three months ended June 30, 2024 was 2.93% compared to 4.54% for the same period in 2023. Our Wireless churn rate for the three months ended June 30, 2024 was positively impacted by our emphasis on acquiring and retaining higher quality subscribers, partially offset by competitive pressures, including deeper wireless device subsidies. In addition, our Wireless churn rate for the three months ended June 30, 2023 was negatively impacted by migrating subscribers off the TSA with T-Mobile and onto our new billing and operational support systems.

Service revenue. “Service revenue” totaled $785 million for the three months ended June 30, 2024, a decrease of $69 million or 8.1% compared to the same period in 2023. The decrease in “Service revenue” compared to the same period in 2023 was primarily related to a lower average Wireless subscriber base and a decrease in Wireless ARPU, discussed below.

Wireless ARPU. Wireless ARPU was $35.91 during the three months ended June 30, 2024 versus $36.37 during the same period in 2023. The $0.46 or 1.3% decrease in Wireless ARPU was primarily attributable to, among other things, providing ACP subscribers continued services for approximately half the charge in May 2024 and free of charge in June 2024 when the ACP program funding concluded, partially offset by a shift in subscriber plan mix to higher priced service plans and increased sales of value added services. Absent the adverse impact of ACP subscribers, Wireless ARPU would have increased during the three months ended June 30, 2024 compared to the same period in 2023.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $106 million for the three months ended June 30, 2024, an increase of $32 million or 43.2% compared to the same period in 2023. The increase in “Equipment sales and other revenue” compared to the same period in 2023 was primarily related to higher revenue per unit shipped due to unit mix, partially offset by a decrease in units shipped and higher promotional subsidies. During the three months ended June 30, 2024, we shipped a higher percentage of devices that are compatible with our 5G Network and other devices that have a higher revenue per unit.

Cost of services. “Cost of services” totaled $461 million for the three months ended June 30, 2024, a decrease of $53 million or 10.4% compared to the same period in 2023. The decrease in “Cost of services” compared to the same period in 2023 was primarily attributable to a lower average Wireless subscriber base, lower network services costs per subscriber and operational efficiencies, partially offset by higher monthly dealer incentive costs. In the third quarter of 2023, we realigned our commission structure with current business objectives to acquire higher quality, long-term subscribers, which resulted in higher monthly dealer incentive costs.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $313 million for the three months ended June 30, 2024, an increase of $35 million or 12.4% compared to the same period in 2023. The increase in “Cost of sales – equipment and other” compared to the same period in 2023 was primarily related to higher costs per unit shipped due to unit mix, partially offset by a decrease in units shipped and higher vendor rebates. During the three months ended June 30, 2024, we shipped a higher percentage of devices that are compatible with our 5G Network and other devices that have a higher cost per unit.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $184 million during the three months ended June 30, 2024, an $11 million or 5.8% decrease compared to the same period in 2023. This change was primarily driven by a decrease in costs to support the Retail Wireless segment and lower sales commissions, partially offset by higher marketing expenditures. The three months ended June 30, 2023 was negatively impacted by costs of migrating subscribers off the TSA with T-Mobile and onto our new billing and operational support systems.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023.

	For the Six Months Ended
	June 30,		Variance
Statements of Operations Data	2024	2023	Amount	%

	(In thousands)
Revenue:
Service revenue	$1,589,401	$1,721,029	$(131,628)	(7.6)
Equipment sales and other revenue	207,980	182,078	25,902	14.2
Total revenue	1,797,381	1,903,107	(105,726)	(5.6)

Costs and expenses:
Cost of services	921,726	1,012,208	(90,482)	(8.9)
% of Service revenue	58.0%	58.8%
Cost of sales - equipment and other	602,524	542,204	60,320	11.1
Selling, general and administrative expenses	356,644	373,353	(16,709)	(4.5)
% of Total revenue	19.8%	19.6%
Depreciation and amortization	112,266	106,048	6,218	5.9
Total costs and expenses	1,993,160	2,033,813	(40,653)	(2.0)

Operating income (loss)	$(195,779)	$(130,706)	$(65,073)	(49.8)

Other data:
Wireless subscribers, as of period end (in millions)	7.281	7.725	(0.444)	(5.7)
Wireless subscriber additions, gross (in millions)	1.186	1.496	(0.310)	(20.7)
Wireless subscriber additions (losses), net (in millions) **	(0.097)	(0.269)	0.172	63.9
Wireless ARPU	$36.30	$36.40	$(0.10)	(0.3)
Wireless churn rate	2.99%	4.39%	(1.40)%	(31.9)
OIBDA	$(83,513)	$(24,658)	$(58,855)	*

* Percentage is not meaningful.

** Includes Government subsidized subscribers.

Wireless subscribers. We lost approximately 97,000 net Wireless subscribers during the six months ended June 30, 2024 compared to the loss of approximately 269,000 net Wireless subscribers during the same period in 2023. This decrease in net Wireless subscriber losses primarily resulted from a lower Wireless churn rate, partially offset by lower gross new Wireless subscriber activations and lower net Government subsidized subscriber additions compared to the same period in 2023, primarily due to the ACP program funding concluding on June 1, 2024. The ACP program funding concluded on June 1, 2024. See “Retail Wireless Segment – ACP Subscribers” for further information.

Wireless subscribers, gross. During the six months ended June 30, 2024, we activated approximately 1.186 million gross new Wireless subscribers compared to approximately 1.496 million gross new Wireless subscribers during the same period in 2023, a decrease of 20.7%. Our gross new Wireless subscribers for the six months ended June 30, 2024 was negatively impacted by our emphasis on acquiring and retaining higher quality subscribers. In addition, this decrease in our gross new Wireless subscriber activations was primarily related to increased competitive pressures, including aggressive competitor marketing, discounted service plans and deeper wireless device subsidies.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Wireless churn rate. Our Wireless churn rate for the six months ended June 30, 2024 was 2.99% compared to 4.39% for the same period in 2023. Our Wireless churn rate for the six months ended June 30, 2024 was positively impacted by our emphasis on acquiring and retaining higher quality subscribers, partially offset by competitive pressures, including deeper wireless device subsidies. In addition, our Wireless churn rate for the six months ended June 30, 2023 was negatively impacted by migrating subscribers off the TSA with T-Mobile and onto our new billing and operational support systems.

Service revenue. “Service revenue” totaled $1.589 billion for the six months ended June 30, 2024, a decrease of $132 million or 7.6% compared to the same period in 2023. The decrease in “Service revenue” compared to the same period in 2023 was primarily related to a lower average Wireless subscriber base and a decrease in Wireless ARPU, discussed below.

Wireless ARPU. Wireless ARPU was $36.30 during the six months ended June 30, 2024 versus $36.40 during the same period in 2023. The $0.10 or 0.3% decrease in Wireless ARPU was primarily attributable to, among other things, providing ACP subscribers continued services for approximately half the charge in May 2024 and free of charge in June 2024 when the ACP program funding concluded, partially offset by a shift in subscriber plan mix to higher priced service plans.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $208 million for the six months ended June 30, 2024, an increase of $26 million or 14.2% compared to the same period in 2023. The increase in “Equipment sales and other revenue” compared to the same period in 2023 was primarily related to higher revenue per unit shipped due to unit mix, partially offset by a decrease in units shipped and higher promotional subsidies. During the six months ended June 30, 2024, we shipped a higher percentage of devices that are compatible with our 5G Network and other devices that have a higher revenue per unit.

Cost of services. “Cost of services” totaled $922 million for the six months ended June 30, 2024, a decrease of $90 million or 8.9% compared to the same period in 2023. The decrease in “Cost of services” compared to the same period in 2023 was primarily attributable to a lower average Wireless subscriber base, lower network services costs per subscriber and operational efficiencies, partially offset by higher monthly dealer incentive costs. In the third quarter of 2023, we realigned our commission structure with current business objectives to acquire higher quality, long-term subscribers, which resulted in higher monthly dealer incentive costs. The six months ended June 30, 2023 was negatively impacted by the migration of subscribers off the TSA with T-Mobile and onto our new billing and operational support systems. We incurred duplicative costs related to our TSA with T-Mobile and our own billing and operational support systems as we migrated subscribers off the TSA with T-Mobile.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $603 million for the six months ended June 30, 2024, an increase of $60 million or 11.1% compared to the same period in 2023. The increase in “Cost of sales – equipment and other” compared to the same period in 2023 was primarily related to higher costs per unit shipped due to unit mix, partially offset by a decrease in units shipped and higher vendor rebates. During the six months ended June 30, 2024, we shipped a higher percentage of devices that are compatible with our 5G Network and other devices that have a higher cost per unit.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $357 million during the six months ended June 30, 2024, a $17 million or 4.5% decrease compared to the same period in 2023. This change was primarily driven by a decrease in costs to support the Retail Wireless segment and lower sales commissions, partially offset by higher marketing expenditures. The six months ended June 30, 2023 was negatively impacted by costs of migrating subscribers off the TSA with T-Mobile and onto our new billing and operational support systems.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

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

We will need to raise additional capital in the future, which may not be available on favorable terms, to fund the efforts described below, as well as, among other things, make any potential Northstar Re-Auction Payment and SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC. There can be no assurance that we will be able to complete all build-out requirements or profitably deploy our Wireless spectrum licenses, which may affect the carrying amount of these assets and our future financial condition or results of operations. See Note 9 in the Notes to our Condensed Consolidated Financial Statements for further information.

Our Wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. On September 29, 2023, the FCC confirmed we have met all of our June 14, 2023 band-specific 5G deployment commitments, and two of our three nationwide 5G commitments. The single remaining 5G commitment, that at least 70% of the U.S. population has access to average download speeds equal to 35 Mbps, was achieved in March 2024 using the drive test methodology previously agreed upon by us and the FCC and overseen by an independent monitor. We now have the largest commercial deployment of 5G VoNR in the world covering over 200 million Americans and 5G broadband service covering over 250 million Americans. Our fully constructed facilities along with our construction in process will be sufficient to meet many of our build-out requirements over the next year, including our June 14, 2025 milestones. These facilities are for licenses comprising approximately 90% of the aggregate carrying value, including capitalized interest, for our 600 MHz and our parent, EchoStar’s 700 MHz, H Block and AWS-4 licenses. However, for the remaining licenses that we have not yet constructed facilities sufficient to meet our June 14, 2025 final build-out requirements, we will need to raise additional capital to, among other things, continue our 5G Network Deployment. If we are unable to address our capital needs or encounter unanticipated construction delays, we may be unable to retain such spectrum licenses, which would result in an impairment of our owned licenses.

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

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS –5G Network Deployment Segment

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023.

	For the Three Months Ended
	June 30,		Variance
Statements of Operations Data	2024	2023	Amount	%

	(In thousands)
Revenue:
Service revenue	$—	$—	$—	*
Equipment sales and other revenue	34,892	19,079	15,813	82.9
Total revenue	34,892	19,079	15,813	82.9

Costs and expenses:
Cost of services	302,406	—	302,406	*
Cost of sales - equipment and other	—	225,497	(225,497)	*
Selling, general and administrative expenses	44,772	72,057	(27,285)	(37.9)
Depreciation and amortization	265,920	123,484	142,436	*
Total costs and expenses	613,098	421,038	192,060	45.6

Operating income (loss)	$(578,206)	$(401,959)	$(176,247)	(43.8)

Other data:
Purchases of property and equipment, net of refunds	$238,896	$801,520	$(562,624)	(70.2)
OIBDA	$(312,286)	$(278,475)	$(33,811)	(12.1)

*  Percentage is not meaningful.

Cost of services and Cost of sales – equipment and other. “Cost of services” and “Cost of sales – equipment and other” totaled $302 million during the three months ended June 30, 2024, an increase of $77 million compared to the same period in 2023. Beginning on January 1, 2024, as we have commenced utilizing our 5G Network for commercial traffic, “Cost of services” includes certain direct costs related to our 5G Network Deployment, including lease expense on communication towers, transport, cloud services and other costs which were previously reported in “Cost of sales – equipment and other.” The increase primarily resulted from an increase in lease expense on communication towers and other costs related to our 5G Network. In addition, beginning on January 1, 2024, as we have commenced utilizing our 5G Network for commercial traffic, “Cost of services” includes certain personal costs which were previously reported in “Selling, general and administrative expenses.” See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $45 million during the three months ended June 30, 2024, a $27 million or 37.9% decrease compared to the same period in 2023. Beginning on January 1, 2024, as we have commenced utilizing our 5G Network for commercial traffic, “Cost of services” includes certain personal costs which were previously reported in “Selling, general and administrative expenses” primarily driving this decrease.

Depreciation and amortization. “Depreciation and amortization” expense totaled $266 million during the three months ended June 30, 2024, a $142 million increase compared to the same period in 2023. This change was primarily driven by an increase in depreciation and amortization expense related to 5G Network Deployment assets being placed in service. We expect our depreciation and amortization expense to increase as we continue to place 5G Network Deployment assets into service.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023.

	For the Six Months Ended
	June 30,		Variance
Statements of Operations Data	2024	2023	Amount	%

	(In thousands)
Revenue:
Service revenue	$—	$—	$—	*
Equipment sales and other revenue	63,820	37,986	25,834	68.0
Total revenue	63,820	37,986	25,834	68.0

Costs and expenses:
Cost of services	613,560	—	613,560	*
Cost of sales - equipment and other	—	410,494	(410,494)	*
Selling, general and administrative expenses	95,394	141,943	(46,549)	(32.8)
Depreciation and amortization	503,106	221,111	281,995	*
Total costs and expenses	1,212,060	773,548	438,512	56.7

Operating income (loss)	$(1,148,240)	$(735,562)	$(412,678)	(56.1)

Other data:
Purchases of property and equipment, net of refunds	$626,598	$1,473,167	$(846,569)	(57.5)
OIBDA	$(645,134)	$(514,451)	$(130,683)	(25.4)

*Percentage is not meaningful.

Cost of services and Cost of sales – equipment and other. “Cost of services” and “Cost of sales – equipment and other” totaled $614 million during the six months ended June 30, 2024, an increase of $203 million compared to the same period in 2023. Beginning on January 1, 2024, as we have commenced utilizing our 5G Network for commercial traffic, “Cost of services” includes certain direct costs related to our 5G Network Deployment, including lease expense on communication towers, transport, cloud services and other costs which were previously reported in “Cost of sales – equipment and other.” The increase primarily resulted from an increase in lease expense on communication towers, transport, cloud services and other costs related to our 5G Network. In addition, beginning on January 1, 2024, as we have commenced utilizing our 5G Network for commercial traffic, “Cost of services” includes certain personal costs which were previously reported in “Selling, general and administrative expenses.” See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $95 million during the six months ended June 30, 2024, a $47 million or 32.8% decrease compared to the same period in 2023. Beginning on January 1, 2024, as we have commenced utilizing our 5G Network for commercial traffic, “Cost of services” includes certain personal costs which were previously reported in “Selling, general and administrative expenses” primarily driving this decrease.

Depreciation and amortization. “Depreciation and amortization” expense totaled $503 million during the six months ended June 30, 2024, a $282 million increase compared to the same period in 2023. This change was primarily driven by an increase in depreciation and amortization expense related to 5G Network Deployment assets being placed in service. We expect our depreciation and amortization expense to increase as we continue to place 5G Network Deployment assets into service.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

OTHER CONSOLIDATED RESULTS

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023.

	For the Three Months Ended
	June 30,		Variance
Statements of Operations Data	2024	2023	Amount	%

	(In thousands)
Operating income (loss)	$(31,771)	$206,334	$(238,105)	*

Other income (expense):
Interest income	10,514	31,725	(21,211)	(66.9)
Interest expense, net of amounts capitalized	(164,561)	(9,434)	(155,127)	*
Other, net	(64,477)	61,292	(125,769)	*
Total other income (expense)	(218,524)	83,583	(302,107)	*

Income (loss) before income taxes	(250,295)	289,917	(540,212)	*
Income tax (provision) benefit, net	38,471	(67,493)	105,964	*
Effective tax rate	15.4%	23.3%
Net income (loss)	(211,824)	222,424	(434,248)	*
Less: Net income (loss) attributable to noncontrolling interests, net of tax	25	22,101	(22,076)	(99.9)
Net income (loss) attributable to DISH Network	$(211,849)	$200,323	$(412,172)	*

*  Percentage is not meaningful.

Interest income. “Interest income” totaled $11 million during the three months ended June 30, 2024, a decrease of $21 million compared to the same period in 2023. This decrease primarily resulted from lower average cash and marketable investment securities balances during the three months ended June 30, 2024.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $165 million during the three months ended June 30, 2024, an increase of $155 million compared to the same period in 2023. This increase primarily resulted from the reduction of capitalized interest related to the qualifying assets being placed into service and the Sale and Transfer of Assets to EchoStar, which included the Intercompany Loan 2026 Tranche, which was previously eliminated in consolidation and held by DISH DBS. During the three months ended June 30, 2024, as a result of the change in the basis of our qualifying assets due to the Sale and Transfer of Assets to EchoStar and certain bands of wireless spectrum licenses that have been placed into service with the deployment of our 5G Network, we no longer capitalize interest on those assets and as a result, capitalized interest was reduced. See Note 1, Note 2 and Note 8 in the Notes to our Condensed Consolidated Financial Statements for further information.

Other, net. “Other, net” expense totaled $64 million during the three months ended June 30, 2024, compared to income of $61 million during the same period in 2023. This change primarily resulted from a $64 million loss in equity in earnings from our Invidi investment during the three months ended June 30, 2024 compared to $68 million of early debt extinguishment gains from the repurchases of our convertible notes during the three months ended June 30, 2023, See Note 4 in the Notes to our Condensed Consolidated Financial Statements for further information.

Income tax (provision) benefit, net. Our income tax benefit was $38 million during the three months ended June 30, 2024, compared to a provision of $67 million during the same period in 2023. This change was primarily related to a decrease in “Income (loss) before income taxes” and the change in our effective tax rate. Our effective tax rate during the three months ended June 30, 2024 was impacted by federal and state valuation allowances.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023.

	For the Six Months Ended
	June 30,		Variance
Statements of Operations Data	2024	2023	Amount	%

	(In thousands)
Operating income (loss)	$(5,792)	$529,757	$(535,549)	*

Other income (expense):
Interest income	23,167	72,258	(49,091)	(67.9)
Interest expense, net of amounts capitalized	(335,196)	(17,206)	(317,990)	*
Other, net	62,865	30,771	32,094	*
Total other income (expense)	(249,164)	85,823	(334,987)	*

Income (loss) before income taxes	(254,956)	615,580	(870,536)	*
Income tax (provision) benefit, net	32,901	(149,918)	182,819	*
Effective tax rate	12.9%	24.4%
Net income (loss)	(222,055)	465,662	(687,717)	*
Less: Net income (loss) attributable to noncontrolling interests, net of tax	3,673	42,634	(38,961)	(91.4)
Net income (loss) attributable to DISH Network	$(225,728)	$423,028	$(648,756)	*

*  Percentage is not meaningful.

Interest income. “Interest income” totaled $23 million during the six months ended June 30, 2024, a decrease of $49 million compared to the same period in 2023. This decrease primarily resulted from lower average cash and marketable investment securities balances and lower percentage returns earned on our cash and marketable investment securities during the six months ended June 30, 2024.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $335 million during the six months ended June 30, 2024, an increase of $318 million compared to the same period in 2023. This increase primarily resulted from the reduction of capitalized interest related to the qualifying assets being placed into service and the Sale and Transfer of Assets to EchoStar, which included the Intercompany Loan 2026 Tranche, which was previously eliminated in consolidation and held by DISH DBS. During the six months ended June 30, 2024, as a result of the change in the basis of our qualifying assets due to the Sale and Transfer of Assets to EchoStar and certain bands of wireless spectrum licenses that have been placed into service with the deployment of our 5G Network, we no longer capitalize interest on those assets and as a result, capitalized interest was reduced. See Note 1, Note 2 and Note 8 in the Notes to our Condensed Consolidated Financial Statements for further information.

Other, net. “Other, net” income totaled $63 million during the six months ended June 30, 2024, an increase of $32 million compared to the same period in 2023. This change primarily resulted from the $128 million gain on a sale of a financial asset to EchoStar, partially offset by a $63 million loss in equity in earnings from our Invidi investment during the six months ended June 30, 2024 compared to $68 million of early debt extinguishment gains from the repurchases of our convertible notes during the six months ended June 30, 2023. In addition, this change resulted from a $37 million decrease in the fair value of our option to purchase certain of T-Mobile’s 800 MHz spectrum licenses during the six months ended June 30, 2023 compared to no change during the six months ended June 30, 2024. See Note 1 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Income tax (provision) benefit, net. Our income tax benefit was $33 million during the six months ended June 30, 2024, compared to a provision of $150 million during the same period in 2023. This change was primarily related to a decrease in “Income (loss) before income taxes” and the change in our effective tax rate. Our effective tax rate during the six months ended June 30, 2024 was impacted by federal and state valuation allowances.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(In thousands)
Net income (loss) attributable to DISH Network	$(211,849)	$200,323	$(225,728)	$423,028
Interest, net	154,047	(22,291)	312,029	(55,052)
Income tax provision (benefit), net	(38,471)	67,493	(32,901)	149,918
Depreciation and amortization	391,110	266,010	758,184	511,707
Consolidated EBITDA	$294,837	$511,535	$811,584	$1,029,601

The changes in Consolidated EBITDA during the three and six months ended June 30, 2024, compared to the same periods in 2023, were primarily a result of the factors described in connection with operating revenues and operating expenses, as well as the impact from changes in “Other, net” during the three and six months ended June 30, 2023.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

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

For the Three Months Ended June 30, 2024	Pay-TV	Retail Wireless	5G Network Deployment	Eliminations	Consolidated

	(In thousands)
Segment operating income (loss)	$667,797	$(121,362)	$(578,206)	$—	$(31,771)
Depreciation and amortization	85,249	55,367	265,920	(15,426)	391,110
OIBDA	$753,046	$(65,995)	$(312,286)	$(15,426)	$359,339

For the Three Months Ended June 30, 2023

Segment operating income (loss)	$720,792	$(112,499)	$(401,959)	$—	$206,334
Depreciation and amortization	97,473	53,203	123,484	(8,150)	266,010
OIBDA	$818,265	$(59,296)	$(278,475)	$(8,150)	$472,344

For the Six Months Ended June 30, 2024	Pay-TV	Retail Wireless	5G Network Deployment	Eliminations	Consolidated

	(In thousands)
Segment operating income (loss)	$1,338,040	$(195,779)	$(1,148,240)	$187	$(5,792)
Depreciation and amortization	170,651	112,266	503,106	(27,839)	758,184
OIBDA	$1,508,691	$(83,513)	$(645,134)	$(27,652)	$752,392

For the Six Months Ended June 30, 2023

Segment operating income (loss)	$1,396,025	$(130,706)	$(735,562)	$—	$529,757
Depreciation and amortization	200,048	106,048	221,111	(15,500)	511,707
OIBDA	$1,596,073	$(24,658)	$(514,451)	$(15,500)	$1,041,464

The changes in OIBDA during the three and six months ended June 30, 2024, compared to the same periods in 2023, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

PART II — OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS

See Note 9 “Commitments and Contingencies – Contingencies – Litigation” in the Notes to our Condensed Consolidated Financial Statements for information regarding certain legal proceedings in which we are involved.

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

101◻

The following materials from the Quarterly Report on Form 10-Q of DISH Network for the quarter ended June 30, 2024 filed on August 13, 2024, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Stockholder’s Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

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

Date:  August 13, 2024