Form 10-Q
period 2024-09-30
DISH Network CORP
filed 2024-11-14
CIK 1001082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024.

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

As of November 1, 2024, the registrant’s outstanding common stock consisted of 1,000 shares of common stock, $0 par value per share.

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

SUMMARY OF RISK FACTORS

Risks Relating to the DIRECTV Transaction

●	We are subject to a number of risks while the DIRECTV Transaction is pending, which may have an adverse effect on our business, financial condition and results of operations.

Risks Related to the Integration

●	Although we expect that the Merger will result in synergies and other benefits, those synergies and benefits may not be realized in the amounts anticipated, or may not be realized within the expected timeframe, or at all, and risks associated with the foregoing may also result from any extended delay in the Integration.

Competition and Economic Risks

●	We face intense and increasing competition from providers of video, broadband and/or wireless services. Changing consumer behavior and new technologies in our Pay-TV and/or Wireless business may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.
●	We face certain risks competing in the wireless services industry and operating a facilities-based wireless services business.
●	Our pay-TV competitors may be able to leverage their relationships with programmers to reduce their programming costs and/or offer exclusive content that will place them at a competitive advantage to us.
●	Through the MNSA and the NSA, we depend on T-Mobile and AT&T to provide network services to our Wireless subscribers. Our failure to effectively manage these relationships, including without limitation, our minimum commitments, any system failure in their wireless networks, interruption in the services provided to us, and/or the termination of the MNSA or the NSA could have a material adverse effect on our business, financial condition and results of operations.

i

●	We compete with the MNOs whose networks we rely on to provide wireless services to our customers, and they may seek to limit, reduce or terminate our network access to the extent that it becomes competitively advantageous to do so.
●	If we are unable to take advantage of technological developments on a timely basis, or at all, we may experience a decline in demand for our services or face challenges in implementing or evolving our business strategy.

Operational and Service Delivery Risks

●	Any deterioration in our operational performance, subscriber activations and churn rate and subscriber satisfaction could adversely affect our business, financial condition and results of operations.
●	We depend on others to provide the programming that we offer to our Pay-TV subscribers and, if we fail to obtain or lose access to certain programming, our Pay-TV subscriber activations and our subscriber churn rate may be negatively impacted.
●	We have limited satellite capacity and any failures or reduced capacity, caused by, among other things, operational and environmental risks, could adversely affect our business, financial condition and results of operations.
●	Extreme weather may result in risk of damage to our infrastructure and therefore our ability to provide services, and may lead to changes in federal, state and foreign government regulation, all of which could materially and adversely affect our business, results of operations and financial condition.
●	We rely on a single vendor or a limited number of vendors to provide certain key products or services to us, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.
●	We depend on independent third parties to solicit orders for our services that represent a meaningful percentage of our total gross new subscriber activations.

Risks Related to our Human Capital

●	We rely on highly skilled personnel for our business, and any inability to hire and retain key personnel or to hire qualified personnel may negatively affect our business, financial condition and results of operations.
●	Our business growth and customer retention strategies rely in part on the work of technically skilled employees.

Risks Related to our Products and Technology

●	Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.
●	We are, and may become, party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.
●	If our products contain defects, we could be subject to significant costs to correct such defects and our product and network service contracts could be delayed or cancelled, which could adversely affect our revenue.

Risks Related to Cybersecurity

●	We have experienced and may experience in the future consistent cyber-attacks and attempts to gain unauthorized access to our systems and any failure or inadequacy of our information technology infrastructure and communications systems or those of third parties that we use in our operations could disrupt or harm our business.
●	The confidentiality, integrity, and availability of our services and products depends on the continuing operation of our information technology and other enabling systems.

ii

Acquisition and Capital Structure Risks

●	We have substantial debt outstanding and may incur additional debt and covenants in our Indentures could limit our ability to undertake certain types of activities and adversely affect our liquidity.
●	We may pursue acquisitions, dispositions, capital expenditures, the development, acquisition and launch of new satellites and other strategic initiatives to complement or expand our business, which may not be successful and we may lose a portion or all of our investment in these acquisitions and transactions.
●	We have made substantial investments to acquire certain wireless spectrum licenses and other related assets, and may be unable to realize a return on these assets.
●	We may need additional capital, which may not be available on favorable terms, to fund current obligations, to continue investing in our business and to finance acquisitions and other strategic transactions.
●	Our parent, EchoStar, is controlled by one principal stockholder, who is also our Chairman.

Risks Related to the Regulation of Our Business

●	Our services depend on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

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

iii

Item 1. FINANCIAL STATEMENTS

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	September 30,	December 31,
	2024	2023
Assets
Current Assets:
Cash and cash equivalents	$378,575	$373,641
Current restricted cash and cash equivalents	2,047,489	—
Marketable investment securities	172	8,122
Trade accounts receivable, net of allowance for credit losses of $67,064 and $53,991, respectively (Note 12)	859,378	890,333
Inventory	268,653	497,058
Prepaids and other assets	578,980	572,199
Other current assets	38,065	2,308
Total current assets	4,171,312	2,343,661

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	125,413	108,879
Property and equipment, net	7,257,621	7,401,947
Regulatory authorizations, net	30,592,886	38,114,249
Other investments, net	64,327	168,825
Operating lease assets	3,030,380	2,934,862
Intangible assets, net	67,394	159,490
Other noncurrent assets, net	260,684	181,118
Total noncurrent assets	41,398,705	49,069,370
Total assets	$45,570,017	$51,413,031

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Trade accounts payable	$678,347	$673,291
Deferred revenue and other	570,886	638,471
Accrued programming	1,499,375	1,427,762
Accrued interest	390,466	258,603
DISH 2021 Intercompany Loan 2026 Tranche - Interest payable in cash (Note 8)	87,400	—
Other accrued expenses and liabilities	1,545,790	1,552,610
Current portion of debt, finance lease and other obligations (Note 8)	2,513,226	3,041,429
Total current liabilities	7,285,490	7,592,166

Long-Term Obligations, Net of Current Portion:
Long-term debt, finance lease and other obligations, net of current portion (Note 8)	20,032,711	18,178,288
DISH 2021 Intercompany Loan 2026 Tranche (Note 8)	4,767,289	—
Deferred tax liabilities, net	8,270,093	4,557,262
Operating lease liabilities	2,999,747	2,992,863
Long-term deferred revenue and other long-term liabilities	915,122	861,896
Total long-term obligations, net of current portion	36,984,962	26,590,309
Total liabilities	44,270,452	34,182,475

Commitments and Contingencies (Note 9)

Redeemable noncontrolling interests (Note 2)	—	438,382

Stockholder's Equity (Deficit):
Common stock, $0 par value, 1,000 shares authorized, 1,000 shares issued and outstanding
Additional paid-in capital	1,420,792	4,916,120
Accumulated other comprehensive income (loss)	(2,403)	(2,676)
Accumulated earnings (deficit)	(562,851)	11,876,627
Total DISH Network stockholder's equity (deficit)	855,538	16,790,071
Noncontrolling interests	444,027	2,103
Total stockholder's equity (deficit)	1,299,565	16,792,174
Total liabilities and stockholder's equity (deficit)	$45,570,017	$51,413,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue:		.
Service revenue	$3,380,913	$3,590,581	$10,329,859	$11,126,777
Equipment sales and other revenue	134,404	113,935	393,617	446,298
Total revenue	3,515,317	3,704,516	10,723,476	11,573,075

Costs and Expenses (exclusive of depreciation and amortization):
Cost of services	2,415,552	2,238,216	7,226,180	6,831,393
Cost of sales - equipment and other	319,564	570,688	956,918	1,569,159
Selling, general and administrative expenses	540,502	642,621	1,548,287	1,878,068
Depreciation and amortization	364,199	294,797	1,122,383	806,504
Total costs and expenses	3,639,817	3,746,322	10,853,768	11,085,124

Operating income (loss)	(124,500)	(41,806)	(130,292)	487,951

Other Income (Expense):
Interest income	8,627	18,649	31,794	90,907
Interest expense, net of amounts capitalized	(160,625)	(10,173)	(495,821)	(27,379)
Other, net (Note 4)	18,019	(151,497)	80,884	(120,726)
Total other income (expense)	(133,979)	(143,021)	(383,143)	(57,198)

Income (loss) before income taxes	(258,479)	(184,827)	(513,435)	430,753
Income tax (provision) benefit, net	47,971	67,988	80,872	(81,930)
Net income (loss)	(210,508)	(116,839)	(432,563)	348,823
Less: Net income (loss) attributable to noncontrolling interests, net of tax	15	22,346	3,688	64,980
Net income (loss) attributable to DISH Network	$(210,523)	$(139,185)	$(436,251)	$283,843

Comprehensive Income (Loss):
Net income (loss)	$(210,508)	$(116,839)	$(432,563)	$348,823
Other comprehensive income (loss):
Foreign currency translation adjustments	(125)	573	(138)	1,303
Unrealized holding gains (losses) on available-for-sale debt securities	53	(230)	1,792	(200)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(9)	230	(1,758)	231
Deferred income tax (expense) benefit, net	(2)	(199)	(3)	(358)
Total other comprehensive income (loss), net of tax	(83)	374	(107)	976
Comprehensive income (loss)	(210,591)	(116,465)	(432,670)	349,799
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	15	22,346	3,688	64,980
Comprehensive income (loss) attributable to DISH Network	$(210,606)	$(138,811)	$(436,358)	$284,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

(In thousands)

(Unaudited)

			Accumulated
	Class A and B	Additional	Other	Accumulated			Redeemable
	Common	Paid-In	Comprehensive	Earnings	Noncontrolling		Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Interests	Total	Interests
Balance, December 31, 2022	$5,311	$4,851,392	$(3,029)	$13,088,850	$1,757	$17,944,281	$464,359
Issuance of Class A common stock	4	2,863	—	—	—	2,867	—
Non-cash, stock-based compensation	—	12,037	—	—	—	12,037	—
Other comprehensive income (loss)	—	—	481	—	—	481	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	127	127	20,405
Net income (loss) attributable to DISH Network	—	—	—	222,705	—	222,705	—
Balance, March 31, 2023	$5,315	$4,866,292	$(2,548)	$13,311,555	$1,884	$18,182,498	$484,764
Issuance of Class A common stock	23	17,934	—	—	—	17,957	—
Non-cash, stock-based compensation	—	9,894	—	—	—	9,894	—
Other comprehensive income (loss)	—	—	121	—	—	121	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	79	79	22,023
Net income (loss) attributable to DISH Network	—	—	—	200,323	—	200,323	—
Balance, June 30, 2023	$5,338	$4,894,120	$(2,427)	$13,511,878	$1,963	$18,410,872	$506,787
Issuance of Class A common stock	5	2,468	—	—	—	2,473	—
Non-cash, stock-based compensation	—	7,557	—	—	—	7,557	—
Other comprehensive income (loss)	—	—	374	—	—	374	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	80	80	22,266
Net income (loss) attributable to DISH Network	—	—	—	(139,185)	—	(139,185)	—
Balance, September 30, 2023	$5,343	$4,904,145	$(2,053)	$13,372,693	$2,043	$18,282,171	$529,053

			Accumulated
		Additional	Other	Accumulated			Redeemable
	Common	Paid-In	Comprehensive	Earnings	Noncontrolling		Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Interests	Total	Interests
Balance, December 31, 2023	$—	$4,916,120	$(2,676)	$11,876,627	$2,103	$16,792,174	$438,382
Non-cash, stock-based compensation	—	6,115	—	—	—	6,115	—
Other comprehensive income (loss) and other	—	(62)	17	—	—	(45)	—
Asset Transfer to EchoStar, including deferred taxes of $3,775,370	—	(3,775,370)	380	(12,003,227)	(146)	(15,778,363)	—
Sale of Assets to EchoStar, net of deferred taxes of $3,857	—	5,513	—	—	—	5,513	—
700 MHz Spectrum Sale to EchoStar, net of deferred taxes of $37,681	—	114,831	—	—	—	114,831	—
Conversion of outstanding redeemable noncontrolling interest in SNR HoldCo to noncontrolling interest	—	—	—	—	441,998	441,998	(441,998)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	32	32	3,616
Net income (loss) attributable to DISH Network	—	—	—	(13,879)	—	(13,879)	—
Balance, March 31, 2024	$—	$1,267,147	$(2,279)	$(140,479)	$443,987	$1,568,376	$—
Non-cash, stock-based compensation	—	6,923	—	—	—	6,923	—
Other comprehensive income (loss)	—	—	(41)	—	—	(41)	—
Orbital II Transfer from EchoStar	—	140,510	—	—	—	140,510	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	25	25	—
Net income (loss) attributable to DISH Network	—	—	—	(211,849)	—	(211,849)	—
Balance, June 30, 2024	$—	$1,414,580	$(2,320)	$(352,328)	$444,012	$1,503,944	$—
Non-cash, stock-based compensation	—	6,212	—	—	—	6,212	—
Other comprehensive income (loss)	—	—	(83)	—	—	(83)	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	15	15	—
Net income (loss) attributable to DISH Network	—	—	—	(210,523)	—	(210,523)	—
Balance, September 30, 2024	$—	$1,420,792	$(2,403)	$(562,851)	$444,027	$1,299,565	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2024	2023
Cash Flows From Operating Activities:
Net income (loss)	$(432,563)	$348,823
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	1,122,383	806,504
Realized and unrealized losses (gains) on investments, impairments and other	922	(73,998)
Realized and unrealized losses (gains) on derivatives	—	192,107
Realized losses (gains) on Sale of Assets to EchoStar (Note 1)	(128,788)	—
Liberty Puerto Rico Asset Sale losses (gains) (Note 9)	(21,310)	—
Non-cash, stock-based compensation	19,250	29,488
Deferred tax expense (benefit)	(104,080)	95,526
Equity in (earnings) losses of affiliates	68,257	3,596
Changes in allowance for credit losses	13,073	7,275
Change in long-term deferred revenue and other long-term liabilities	88,123	18,786
Other, net	101,679	126,041
Changes in current assets and current liabilities, net	147,544	163,948
Net cash flows from operating activities	874,490	1,718,096

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(17,987)	(1,368,964)
Sales and maturities of marketable investment securities	34,118	1,942,010
Purchases of property and equipment (Note 6)	(977,141)	(2,326,883)
Capitalized interest related to regulatory authorizations (Note 2)	(491,094)	(747,743)
Purchases of regulatory authorizations, including deposits	(1,104)	(1,802)
Sale of Assets to EchoStar (Note 1)	245,800	—
700 MHz Spectrum Sale to EchoStar (Note 1)	1,036,500	—
Liberty Puerto Rico Asset Sale (Note 9)	95,435	—
Other, net (Note 6)	(36,429)	5,115
Net cash flows from investing activities	(111,902)	(2,498,267)

Cash Flows From Financing Activities:
Repayment of long-term debt, finance lease and other obligations	(97,205)	(95,789)
Redemption and repurchases of convertible and senior notes	(951,170)	(1,634,084)
Proceeds from issuance of senior notes	—	1,500,000
Debt issuance costs and debt (discount) premium	—	21,635
Proceeds from New DISH DBS Financing (Note 9)	2,500,000	—
Debt issuance costs and debt (discount) premium from New DISH DBS Financing	(136,208)	—
Early debt extinguishment gains (losses) of convertible and senior notes	—	72,566
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	—	8,617
Other, net	(61)	(4,670)
Net cash flows from financing activities	1,315,356	(131,725)

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	2,077,944	(911,896)
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 4)	462,748	1,847,981
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 4)	$2,540,692	$936,085

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

Recent Developments

DIRECTV Transaction

On September 29, 2024, EchoStar and DIRECTV Holdings, LLC (“DTV”), entered into an Equity Purchase Agreement (the “Purchase Agreement”). Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, DTV agreed to acquire from us all of the issued and outstanding equity interests of DISH DBS Corporation (“DISH DBS”), which operates our Pay-TV business (the “Business” and such acquisition of the Business the “DIRECTV Transaction”). Prior to the closing of the DIRECTV Transaction (the “DIRECTV Closing”), we will complete the Pre-Closing Restructuring, as defined in the Purchase Agreement, and the Pre-Closing Reorganization, as defined in the Purchase Agreement, following which, among other things, DISH DBS will hold all of the properties, rights, assets and liabilities primarily related to the Business, except for certain excluded assets and excluded liabilities.

During the period between signing of the Purchase Agreement and the DIRECTV Closing, DISH DBS and its subsidiaries are not permitted to declare or pay dividends or otherwise cause or permit any leakage (which includes, among other things, cash payments and certain other value transfers by DISH DBS and its subsidiaries, on the one hand, to us or certain other related persons, on the other hand), other than (i) certain permitted cash transfers prior to September 30, 2025 in an aggregate amount not to exceed the permitted cash transfer cap set forth in the Purchase Agreement, and (ii) certain permitted tax sharing payments, in each case, on terms and conditions as set forth in the Purchase Agreement. The permitted cash transfer cap is initially equal to $1.52 billion, calculated in accordance with the Purchase Agreement, (“Permitted Transfer Cap”) and is subject to certain adjustments set forth in the Purchase Agreement, including transaction expenses and certain accrued interest adjustments and adjustments tied to certain key performance indicators.

As set forth in the Reorganization Plan, immediately prior to the DIRECTV Closing, DISH DBS will distribute the DISH 2021 Intercompany Loan 2028 Tranche (see Note 8) to our seller subsidiary. At the DIRECTV Closing, our seller subsidiary will sell and transfer to DTV all of the issued and outstanding equity interests of DISH DBS in exchange for a total cash purchase price of $1.00 plus the assumption of net debt of DISH DBS and its subsidiaries that is outstanding as of the DIRECTV Closing. Additionally, effective with the DIRECTV Closing, certain other intercompany amounts between DISH DBS and us (in addition to the DISH 2021 Intercompany Loan 2028 Tranche) will be subject to cancellation.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

As of September 30, 2024, the balance of the DISH DBS intercompany receivables for the DISH 2021 Intercompany Loan 2028 Tranche and other intercompany amounts totaled $4.606 billion, not including Permitted Transfer Cap receivables of up to $1.52 billion and certain other amounts of residual capital remaining based on performance. Upon the completion of the DIRECTV Transaction, DISH DBS will become a direct and wholly-owned subsidiary of DTV.

Completion of the DIRECTV Transaction is subject to satisfaction or waiver of closing conditions set forth in the Purchase Agreement, including, but not limited to, the receipt of governmental approvals and the success of the DISH DBS Exchange Offers, as detailed and defined in Note 8.  The DISH DBS Exchange Offers expired at 5:00 p.m., New York City time on November 12, 2024, and the DISH DBS Exchange Offers have been terminated due to the failure to satisfy the Minimum Series Exchange Condition and the Acquisition Consent Threshold Condition, each as defined in the Exchange Offering Memorandum (defined herein).  Pursuant to the terms of the Purchase Agreement, DIRECTV may terminate the Purchase Agreement by November 22, 2024 due to the failure to consummate the DISH DBS Exchange Offers by November 12, 2024 or the failure to satisfy the Acquisition Consent Threshold Condition.

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

Sale of Assets to EchoStar. On January 10, 2024, we sold certain assets and equity interests to EchoStar, which included the sale of a financial asset (the “Sale of Assets to EchoStar”), for fair value of approximately $246 million. The difference between our net carrying value of the assets sold to their fair value was $138 million, of which $6 million, net of deferred tax, was recorded in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets as of September 30, 2024 and a $129 million gain related to the financial asset was recorded in “Other, net” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2024.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The transferred amount equals our historical net carrying value of these assets, which was $12.003 billion with the offset recorded as a dividend in “Accumulated earnings (deficit)” on our Condensed Consolidated Balance Sheets as of September 30, 2024.

Tax Associated with the Asset Transfer to EchoStar. During the nine months ended September 30, 2024, we recorded $3.775 billion in “Deferred tax liabilities, net” on our Condensed Consolidated Balance Sheets resulting from the step up in basis due to the difference in the fair value compared to the book value of the Asset Transfer to EchoStar, with the offset recorded in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets.

700 MHz Spectrum Sale to EchoStar. On March 12, 2024, we sold our wholly-owned subsidiary which holds the 700 MHz spectrum to a wholly-owned subsidiary of our parent, EchoStar (the “700 MHz Spectrum Sale to EchoStar”), for fair value of approximately $1.037 billion. The difference between our net carrying value of the assets sold to their fair value of $115 million, net of deferred tax, was recorded in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets as of September 30, 2024. The proceeds were used to pay the remaining balance of $951 million on our 2 3/8% Convertible Note which matured on March 15, 2024.

The Sale of Assets to EchoStar, Asset Transfer to EchoStar and 700 MHz Spectrum Sale to EchoStar together are referred to as (the “Sale and Transfer of Assets to EchoStar”).

Orbital II Transfer from EchoStar. On May 2, 2024, EchoStar transferred certain assets to us, including the EchoStar XXV satellite currently under construction. The transferred amount equals our historical net carrying value of these assets, which was $141 million with the offset recorded as a capital contribution in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets as of September 30, 2024.

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

During the third quarter of 2024 and through the issuance date of these condensed consolidated financial statements we and our parent EchoStar completed several financing transactions, including, but not limited to, our issuance of $2.5 billion (including $136 million of debt issuance costs) of New DISH DBS Financing, as detailed and defined in Note 8, which includes $2.047 billion of funds required to be used for the redemption, repayment or repurchase of the principal balance and remaining interest outstanding on our 5 7/8% Senior Notes due November 15, 2024, and our parent, EchoStar’s (i) issuance of $5.356 billion (including $156 million issuable in kind as discounts and commitment and/or backstop premiums) of new EchoStar 10 3/4% Senior Secured Notes due 2029, and (ii) closing of a PIPE investment for an aggregate cash purchase price of approximately $400 million. For further information on our parent, EchoStar’s, financing transactions refer to EchoStar’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

As a result of these transactions, our parent, EchoStar, committed to providing us with sufficient funds necessary to meet our obligations through one year from the date of filing these condensed consolidated financial statements. Accordingly, substantial doubt no longer exists about our ability to continue as a going concern.

Our cash and cash equivalents, current restricted cash and cash equivalents, and marketable investment securities totaled $2.426 billion as of September 30, 2024 (“Cash on Hand”) and we will fund the $1.983 billion of debt maturing in November 2024 from Cash on Hand.

Segments

We currently operate three primary business segments: (1) Pay-TV; (2) Retail Wireless and (3) 5G Network Deployment.

Pay-TV

We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear and on-demand streaming over-the-top (“OTT”) Internet-based domestic, international, Latino and Freestream video programming services (“SLING TV”). As of September 30, 2024, we had 8.031 million Pay-TV subscribers in the United States, including 5.888 million DISH TV subscribers and 2.143 million SLING TV subscribers.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Retail Wireless

We offer nationwide prepaid and postpaid retail wireless services to subscribers primarily under our Boost Mobile® and Gen Mobile® brands (“Retail Wireless” services), as well as a competitive portfolio of wireless devices. Prepaid wireless subscribers generally pay in advance for monthly access to wireless talk, text and data services. Postpaid wireless subscribers are qualified to pay after receiving wireless talk, text and data services, and may also qualify for certain device financing arrangements.

We are currently operating our Retail Wireless segment primarily as a mobile virtual network operator (“MVNO”) as we continue our 5G Network Deployment and commercialize and grow customer traffic on our 5G Network, as defined below. We are transitioning our Retail Wireless segment to a mobile network operator (“MNO”) as our 5G Network has become commercially available and we grow customer traffic on our 5G Network. We are currently activating Boost Mobile subscribers with compatible devices onto our 5G Network in markets where we have reached voice over new radio (“VoNR”). We have deployed 5G VoNR covering over 200 million Americans. Within our MVNO operations, today we depend on T-Mobile and AT&T to provide us with network services under the amended Master Network Services Agreement (“MNSA”) and Network Services Agreement (the “NSA”), respectively. As of September 30, 2024, we had 6.984 million Wireless subscribers.

5G Network Deployment

We initially invested a total of over $30 billion in Wireless spectrum licenses, and a portion of these licenses were included in the Sale and Transfer of Assets to EchoStar. We currently have $24 billion of investments related to Wireless spectrum licenses, which does not include $7 billion of capitalized interest related to the carrying value of such licenses. See Note 1, Note 2 and Note 9 for further information. We plan to commercialize our Wireless spectrum licenses through the completion of the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G network (our “5G Network Deployment”). We have committed to deploy a facilities-based 5G broadband network (our “5G Network”) capable of serving increasingly larger portions of the U.S. population at different deadlines.

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

Our Wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. On September 29, 2023, the FCC confirmed we have met all of our June 14, 2023 band-specific 5G deployment commitments, and two of our three nationwide 5G commitments. The single remaining 5G commitment, that at least 70% of the U.S. population has access to average download speeds equal to 35 Mbps, was achieved in March 2024 using the drive test methodology previously agreed upon by us and the FCC and overseen by an independent monitor. We currently have the largest commercial deployment of 5G VoNR in the world covering over 200 million Americans and 5G broadband service covering over 250 million Americans.

In September 2024, the FCC conditionally granted our requests to extend the 5G deployment deadlines for certain of our licenses based on several commitments, as detailed in Note 9.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

We may need to make significant additional investments or partner with others to, among other things, continue our 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as we continue our 5G Network Deployment, we have and may continue to incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure, software and third-party integration. As a result of these investments, among other factors, we may need to raise additional capital, which may not be available on favorable terms. We may also determine that additional wireless spectrum licenses may be required for our 5G Network Deployment and to compete effectively with other wireless service providers.

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

“Cost of services.” Historically, as we built-out our 5G Network, certain direct costs related to our 5G Network Deployment, including lease expense on communication towers, transport, cloud services and other costs, were presented within “Cost of sales – equipment and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as our 5G Network service had not commenced. As we have commenced utilizing our 5G Network for commercial traffic, such amounts now represent costs of operating our 5G Network and are, beginning on January 1, 2024, presented within the “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The change has no impact on net income. For the three and nine months ended September 30, 2023, the direct costs related to our 5G Network Deployment included within the “Cost of sales – equipment and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) were $261 million and $671 million, respectively.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period. Estimates are based on historical experience, observable market inputs, and other reasonable assumptions in accounting for, among other things, allowances for credit losses (including those related to our installment billing programs), self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under EchoStar’s stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, inputs used to recognize revenue over time, including the relative standalone selling prices of performance obligations, finance leases, asset impairments, estimates of future cash flows used to evaluate and recognize impairments, useful lives of property, equipment and intangible assets, incremental borrowing rate (“IBR”) on lease right of use assets, nonrefundable upfront fees, independent third-party retailer incentives, programming expenses, subscriber lives and likelihood of certain contingent events. Economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above. Actual results may differ from previously estimated amounts, and such differences may be material to our condensed consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

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

As a result of the lower basis of our qualifying assets due to the Sale and Transfer of Assets to EchoStar and other qualifying assets, including certain bands of wireless spectrum licenses that have been placed into service with the deployment of our 5G Network, we no longer capitalize substantially all interest on those assets. We expect this trend to continue.

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

As of September 30, 2024 and December 31, 2023, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses) and current liabilities (excluding the “Current portion of debt, finance lease and other obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates.

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

Advertising Costs

We recognize advertising expense when incurred as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Advertising expenses totaled $173 million and $169 million for the three months ended September 30, 2024 and 2023, respectively. Advertising expenses totaled $422 million and $462 million for the nine months ended September 30, 2024 and 2023, respectively.

Research and Development

Research and development costs, not incurred in connection with customer requirements, are expensed as incurred and are included as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Research and development costs totaled $6 million and $11 million for the three months ended September 30, 2024 and 2023, respectively. Research and development costs totaled $20 million and $33 million for the nine months ended September 30, 2024 and 2023, respectively.

New Accounting Pronouncements

Joint Ventures. On August 23, 2023, the FASB issued ASU 2023-05, Business Combinations — Joint Venture Formations (Subtopic 805-60) (“ASU 2023-05”), which requires an entity that qualifies as either a joint venture or a corporate joint venture as defined in the FASB Accounting Standards Codification (ASC) master glossary to apply a new basis of accounting upon the formation of the joint venture. This standard will be effective for all joint venture formations with a formation date on or after January 1, 2025. A joint venture that was formed before January 1, 2025 may elect to apply the amendments retrospectively if it has sufficient information. Early adoption is permitted in any interim or annual period in which financial statements have not yet been issued or made available for issuance. We plan to adopt the standard if applicable and we expect the adoption of the standard will have an immaterial impact on our disclosures.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Segment Reporting. On November 27, 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reporting Segment Disclosures (“ASU 2023-07”), which will enhance financial reporting by providing additional information about a public company’s significant segment expenses and more timely and detailed segment information reporting throughout the fiscal period. This standard will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We plan to adopt the standard when it becomes effective for us beginning in our fiscal year 2024 annual financial statements, and we expect the adoption of the standard will impact certain of our segment reporting disclosures.

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

	For the Nine Months Ended
	September 30,
	2024	2023

	(In thousands)
Cash paid for interest (including capitalized interest)	$798,598	$851,275
Cash paid for interest Intercompany Loan 2026 Tranche	64,582	—
Cash received for interest	8,832	11,578
Cash paid for income taxes, net of (refunds)	(22,268)	(10,113)
Cash paid for income taxes to EchoStar, net of (refunds)	—	—
Capitalized interest (1)	684,204	969,736
Employee benefits paid in Class A common stock	—	14,680
Vendor financing	—	87,343
Accrued capital expenditures	110,058	222,941
Asset retirement obligation	14,010	65,580
Asset Transfer to EchoStar, including deferred taxes of $3,775,370 (2)	15,778,363	—
Conversion of outstanding redeemable noncontrolling interest in SNR HoldCo to noncontrolling interest	441,998	—
Orbital II Transfer from EchoStar	140,510	—
Accrued Upfront Payment	—	100,000
Unsettled sales of marketable investment securities	—	119,068

(1)	See Note 2 for further information.
(2)	See Note 1 for further information.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Beginning in 2024, DISH Network and its domestic subsidiaries join with EchoStar in filing U.S. consolidated federal income tax returns and, in some states, combined or consolidated returns. The federal and state income tax provisions or benefits recorded by DISH Network are generally those that would have been recorded if DISH Network and its domestic subsidiaries had filed returns as a consolidated group independent of EchoStar. Cash is due and paid to EchoStar based on amounts that would be payable based on DISH Network consolidated or combined group filings. Amounts are receivable from EchoStar on a basis similar to when they would be receivable from the IRS or state taxing authorities. During the three and nine months ended September 30, 2024, no payments were made to EchoStar for income taxes.

Exchange Offer

On March 4, 2024, EchoStar commenced a tender offer to eligible employees (which excludes EchoStar’s and our co-founders and the non-executive/non-employee members of EchoStar’s Board of Directors) to exchange eligible stock options (which excludes the Ergen 2020 Performance Award) for new options as detailed in its Schedule TO filed March 4, 2024 with the Securities and Exchange Commission (the “Exchange Offer”), to, among other things, further align employee incentives with the current market. The Exchange Offer expired on April 1, 2024 and EchoStar accepted for exchange approximately 7 million stock options. As a result of the Exchange Offer, during the second quarter of 2024, the exercise price of approximately 3 million new stock options associated with our employees, affecting approximately 800 eligible employees, was adjusted to $14.04. The total incremental non-cash stock-based compensation expense resulting from the Exchange Offer was $11 million, which will be recognized over the remaining vesting period of the applicable options.

4.Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investments

Our marketable investment securities, restricted cash and cash equivalents, and other investments consisted of the following:

	As of
	September 30,	December 31,
	2024	2023

	(In thousands)
Marketable investment securities:
Current marketable investment securities:
Strategic - available-for-sale	$51	$144
Strategic - trading/equity	10	7,799
Other	111	179
Total current marketable investment securities	172	8,122
Restricted marketable investment securities (1)	10,785	19,772
Total marketable investment securities	10,957	27,894

Restricted cash and cash equivalents (1) (2)	2,162,117	89,107

Other investments, net:
Equity method investments (3)	19,388	126,179
Cost method investments	5,648	3,448
Fair value method investments	39,291	39,198
Total other investments, net	64,327	168,825

Total marketable investment securities, restricted cash and cash equivalents, and other investments, net	$2,237,401	$285,826

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Current restricted cash and cash equivalents” and “Restricted cash, cash equivalents and marketable investment securities” on our Condensed Consolidated Balance Sheets.
(2)	Includes $2.047 billion in proceeds received from the New DBS Financing, as detailed and defined in Note 8.
(3)	This change primarily resulted from the Sale and Transfer of Assets to EchoStar, see Note 1 for further information, and the decrease in our Invidi Technologies Corporation investment, discussed below.

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

We report the temporary unrealized gains and losses related to changes in market conditions of marketable debt securities as a separate component of “Accumulated other comprehensive income (loss)” within “Stockholder’s Equity (Deficit),” net of related deferred income tax on our Condensed Consolidated Balance Sheets. The corresponding changes in the fair value of marketable debt securities, which are determined to be company specific credit losses are recorded in “Other, net” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 2 for further information.

Current Marketable Investment Securities – Strategic

Our current strategic marketable investment securities portfolio includes and may include strategic and financial debt and/or equity investments in private and public companies that are highly speculative and have experienced and continue to experience volatility. As of September 30, 2024, this portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers. The fair value of certain of the debt and equity securities in this portfolio can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of September 30, 2024 and December 31, 2023, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit, surety bonds and trusts.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Current restricted cash and cash equivalents. As of September 30, 2024, “Current restricted cash and cash equivalents” on our Condensed Consolidated Balance Sheets includes $2.047 billion in proceeds received from the New DBS Financing, as detailed and defined in Note 8, which is required to be used for the redemption, repayment or repurchase of the principal balance and remaining interest outstanding on our 5 7/8% Senior Notes due November 15, 2024.

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

Invidi Technologies Corporation. We own a 35% interest in Invidi Technologies Corporation (“Invidi”), an entity that provides proprietary software for the addressable advertising market. Invidi contracts with multichannel video programming distributers to include its software in their respective set-top boxes and DVRs in order to deliver targeted advertisements based on a variety of demographic attributes selected by the advertisers. Invidi has also developed a cloud-based solution for internet protocol-based platforms. During the three months ended June 30, 2024, Invidi impaired the goodwill on their financial statements and our portion of this impairment resulted in a $63 million loss in “Equity in earnings (losses) of affiliates” recorded in “Other, net” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) during the nine months ended September 30, 2024.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	September 30, 2024				December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(In thousands)
Cash equivalents (including restricted)	$2,168,058	$85,330	$2,082,728	$—	$347,976	$304,410	$43,566	$—

Debt securities (including restricted):
U.S. Treasury and agency securities	$10,785	$10,785	$—	$—	$7,567	$7,567	$—	$—
Commercial paper	—	—	—	—	7,500	—	7,500	—
Corporate securities	—	—	—	—	4,705	—	4,705	—
Other	162	—	111	51	323	—	179	144
Equity securities	10	10	—	—	7,799	7,799	—	—
Total	$10,957	$10,795	$111	$51	$27,894	$15,366	$12,384	$144

As of September 30, 2024, restricted and non-restricted marketable investment securities included debt securities of $11 million with contractual maturities within one year. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Derivative Instruments

We had the option to purchase certain of T-Mobile’s 800 MHz spectrum licenses from T-Mobile at a fixed price pursuant to the License Purchase Agreement, as defined and detailed in our Annual Report on Form 10-K for the year ended December 31, 2023. This instrument met the definition of a derivative and was valued based upon, among other things, our estimate of the underlying asset price, the expected term, volatility, the risk free rate of return and the probability of us exercising the option. We did not exercise the option to purchase the 800 MHz spectrum licenses pursuant to the License Purchase Agreement, which expired on its own terms on April 1, 2024. As of December 31, 2023, the derivative’s fair value was zero on our Condensed Consolidated Balance Sheets. All changes in the derivative’s fair value were recorded in “Other, net” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). See the table below.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Gains and Losses on Sales and Changes in Carrying Amounts of Investments and Other

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Other, net:	2024	2023	2024	2023

	(In thousands)
Marketable and non-marketable investment securities - realized and unrealized gains (losses)	$(8)	$20	$(922)	$1,432
Sale of Assets to EchoStar - realized gains (losses)	—	—	128,788	—
Derivative instruments - net realized and/or unrealized gains (losses)	—	(155,133)	—	(192,107)
Gains (losses) related to early redemption of debt	—	4,480	—	72,566
Equity in earnings (losses) of affiliates	(3,345)	(1,216)	(68,257)	(3,596)
Liberty Puerto Rico Asset Sale (Note 9)	21,310	—	21,310	—
Other	62	352	(35)	979
Total	$18,019	$(151,497)	$80,884	$(120,726)

5.Inventory

Inventory consisted of the following:

	As of
	September 30,	December 31,
	2024	2023

	(In thousands)
Finished goods	$221,254	$407,620
Work-in-process and service repairs	31,194	35,464
Consignment	13,066	47,723
Raw materials	3,139	6,251
Total inventory	$268,653	$497,058

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

6.Property and Equipment and Intangible Assets

Property and Equipment

Property and equipment consisted of the following:

	Depreciable			As of
	Life			September 30,	December 31,
	(In Years)			2024	2023

				(In thousands)
Equipment leased to customers	2	-	5	$1,044,268	$1,181,193
Satellites	6	-	15	1,718,865	1,718,865
Satellites acquired under finance lease agreements		15		344,447	344,447
Furniture, fixtures, equipment and other (1)	2	-	12	799,644	908,924
5G Network Deployment equipment (2)	3	-	15	4,860,116	4,263,327
Software and computer equipment	2	-	8	2,347,536	2,111,305
Buildings and improvements (1)	5	-	40	334,017	381,757
Land (1)		-		12,041	17,513
Construction in progress		-		1,833,073	1,802,000
Total property and equipment				13,294,007	12,729,331
Accumulated depreciation				(6,036,386)	(5,327,384)
Property and equipment, net				$7,257,621	$7,401,947

(1)	The change primarily relates to the Sale and Transfer of Assets to EchoStar. See Note 1 for further information.
(2)	Includes 5G Network Deployment assets acquired under finance lease agreements.

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(In thousands)
Equipment leased to customers	$38,489	$34,466	$110,062	$126,073
Satellites	32,384	32,956	98,295	101,993
Buildings, furniture, fixtures, equipment and other	12,392	23,195	33,519	47,506
5G Network Deployment equipment	187,281	94,204	533,575	231,085
Software and computer equipment	86,316	65,069	254,830	164,053
Intangible assets and other amortization expense	7,337	44,907	92,102	135,794
Total depreciation and amortization	$364,199	$294,797	$1,122,383	$806,504

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation and amortization expense related to satellites, equipment leased to customers, or our 5G Network Deployment equipment and software.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Activity relating to our asset retirement obligations was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(In thousands)
Balance at beginning of period	$300,475	$246,656	$278,287	$183,135
Liabilities incurred	5,051	11,229	14,010	65,580
Accretion expense	7,114	5,665	20,343	14,835
Revision to estimated cash flows	—	—	—	—
Balance at end of period	$312,640	$263,550	$312,640	$263,550

Total included in Other long-term liabilities	$312,640	$263,550	$312,640	$263,550

The corresponding assets, net of accumulated depreciation, related to asset retirement obligations were $215 million and $217 million as of September 30, 2024 and December 31, 2023, respectively.

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

As of September 30, 2024, our Pay-TV segment satellite fleet in service consisted of the following:

		Degree	Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar X	February 2006	110	N/A
EchoStar XI	July 2008	110	N/A
EchoStar XIV	March 2010	119	N/A
EchoStar XV	July 2010	61.5	N/A
EchoStar XVI	November 2012	61.5	N/A
EchoStar XVIII	June 2016	61.5	N/A
EchoStar XXIII	March 2017	110	N/A

Under Construction:
EchoStar XXV	2026	110	N/A

Leased from Other Third-Party:
Anik F3	April 2007	118.7	April 2025
Nimiq 5 (1)	September 2009	72.7	October 2029

(1)	Subsequent to September 30, 2024, we extended the Nimiq 5 lease to October 2029 and as a result, beginning in the fourth quarter of 2024, we will account for the Nimiq 5 lease as an operating lease.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Satellite Under Construction

EchoStar XXV. On March 20, 2023, we entered into a contract with Maxar Space LLC for the construction of EchoStar XXV, a DBS satellite that is capable of providing service to the continental United States (“CONUS”) and is intended to be used at the 110 degree orbital location. During the fourth quarter of 2023, we entered into an agreement with Space Exploration Technologies Corp (“SpaceX”) for launch services for this satellite, which is expected to be launched during 2026. The EchoStar XXV contract was included in the Sale and Transfer of Assets to EchoStar on January 10, 2024. Subsequently, on May 2, 2024, the EchoStar XXV contract was included in the Orbital II Transfer from EchoStar. For the nine months ended September 30, 2024, capital expenditures for EchoStar XXV totaled $94 million, which includes $47 million for capital expenditures incurred after May 2, 2024, which is included in “Purchases of property and equipment,” and $47 million for capital expenditures incurred between the Sale and Transfer of Assets to EchoStar on January 10, 2024 and May 2, 2024, which is included in “Other, net” within “Net cash flows from investing activities” on our Condensed Consolidated Statements of Cash Flows. See Note 1 for further information.

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

Our Nimiq 5 satellite is accounted for as finance lease within our Pay-TV segment. Subsequent to September 30, 2024, we extended the Nimiq 5 lease to October 2029 and as a result, beginning in the fourth quarter of 2024, we will account for the Nimiq 5 lease as an operating lease. Substantially all of our remaining leases are accounted for as operating leases, including our Anik F3 satellite lease.

The components of lease expense were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(In thousands)
Operating lease cost (1)	$150,048	$130,288	$461,172	$364,622

Short-term lease cost (2)	3,089	2,686	8,951	8,107

Finance lease cost:
Amortization of right-of-use assets	12,847	13,316	40,211	53,505
Interest on lease liabilities	1,980	3,521	7,169	10,915
Total finance lease cost	14,827	16,837	47,380	64,420
Total lease costs	$167,964	$149,811	$517,503	$437,149

(1)	The increase in operating lease cost is primarily related to communication tower leases.
(2)	Leases that have terms of 12 months or less.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Supplemental cash flow information related to leases was as follows:

	For the Nine Months Ended
	September 30,
	2024	2023

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$344,810	$233,135
Operating cash flows from finance leases	$7,363	$9,778
Financing cash flows from finance leases	$49,648	$37,936

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$406,101	$559,539
Finance leases	$—	$53,771

Supplemental balance sheet information related to leases was as follows:

	As of
	September 30,	December 31,
	2024	2023

	(In thousands)
Operating Leases:
Operating lease assets	$3,030,380	$2,934,862

Other current liabilities	$471,663	$301,172
Operating lease liabilities	2,999,747	2,992,863
Total operating lease liabilities	$3,471,410	$3,294,035

Finance Leases:
Property and equipment, gross	$465,549	$465,549
Accumulated depreciation	(410,467)	(370,768)
Property and equipment, net	$55,082	$94,781

Other current liabilities	$29,386	$56,459
Other long-term liabilities	44,623	67,199
Total finance lease liabilities	$74,009	$123,658

Weighted Average Remaining Lease Term:
Operating leases	10.0 years	10.7 years
Finance leases	2.0 years	2.2 years

Weighted Average Discount Rate:
Operating leases	10.3%	9.5%
Finance leases	9.3%	9.7%

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Maturities of lease liabilities as of September 30, 2024 were as follows:

	Maturities of Lease Liabilities
	Operating	Finance
For the Years Ending December 31,	Leases	Leases	Total

	(In thousands)
2024 (remaining three months)	$95,440	$8,463	$103,903
2025	504,878	35,392	540,270
2026	541,249	36,588	577,837
2027	545,983	2,574	548,557
2028	505,253	—	505,253
Thereafter	3,371,530	—	3,371,530
Total lease payments	5,564,333	83,017	5,647,350
Less: Imputed interest	(2,092,923)	(9,008)	(2,101,931)
Total	3,471,410	74,009	3,545,419
Less: Current portion	(471,663)	(29,386)	(501,049)
Long-term portion of lease obligations	$2,999,747	$44,623	$3,044,370

8.Debt and Finance Lease Obligations

Fair Value of our Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of September 30, 2024 and December 31, 2023:

		As of
		September 30, 2024		December 31, 2023
	Issuer	Carrying Amount	Fair Value	Carrying Amount	Fair Value

		(In thousands)
Current:
2 3/8% Convertible Notes due 2024 (1)	DISH	$—	$—	$951,168	$944,034
5 7/8% Senior Notes due 2024	DDBS	1,982,544	1,978,559	1,982,544	1,872,275
Term Loan due 2025 (2)	DBS SubscriberCo	500,000	500,000	—	—
Long-Term:
0% Convertible Notes due 2025	DISH	1,957,197	1,702,761	1,957,197	1,228,141
7 3/4% Senior Notes due 2026	DDBS	2,000,000	1,718,660	2,000,000	1,388,060
3 3/8% Convertible Notes due 2026	DISH	2,908,799	2,367,035	2,908,801	1,570,753
5 1/4% Senior Secured Notes due 2026	DDBS	2,750,000	2,536,875	2,750,000	2,366,073
11 3/4% Senior Secured Notes due 2027	DISH	3,500,000	3,683,750	3,500,000	3,668,980
7 3/8% Senior Notes due 2028	DDBS	1,000,000	729,150	1,000,000	600,160
5 3/4% Senior Secured Notes due 2028	DDBS	2,500,000	2,200,000	2,500,000	2,013,125
5 1/8% Senior Notes due 2029	DDBS	1,500,000	981,000	1,500,000	774,600
Term Loan due 2029 (2)	DBS SubscriberCo	1,800,000	1,800,000	—	—
Mandatorily Redeemable Preferred Shares due 2029 (2) (3)	DBS SubscriberCo	200,000	200,000	—	—
DISH 2021 Intercompany Loan 2026 Tranche (4)	Intercompany	4,767,289	4,767,289	—	—
Subtotal		27,365,829	25,165,079	21,049,710	16,426,201
Other notes payable		63,297	63,297	113,564	113,564
Unamortized deferred financing costs and other debt discounts, net		(189,909)	—	(67,215)	—
Finance lease obligations (5)		74,009	—	123,658	—
Total long-term debt, finance lease and other obligations (including current portion)		$27,313,226	$25,228,376	$21,219,717	$16,539,765

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(1)	We repurchased or redeemed the principal balance of our 2 3/8% Convertible Notes due 2024 as of March 15, 2024, the instrument’s maturity date.
(2)	See “New DISH DBS Financing” below for further information.
(3)	Due to the mandatory redemption feature of this instrument, it is considered a debt instrument.
(4)	In January 2024, DISH DBS assigned the DISH 2021 Intercompany Loan 2026 Tranche of $4.7 billion to EchoStar Intercompany Receivable Company L.L.C., our parent, EchoStar’s, direct wholly-owned subsidiary, such that amounts owed in respect of the DISH 2021 Intercompany Loan 2026 Tranche will now be paid by us to EchoStar Intercompany Receivable L.L.C. The DISH 2021 Intercompany Loan 2026 Tranche was previously eliminated in consolidation and held by DISH DBS. The DISH 2021 Intercompany Loan 2026 Tranche is not publicly traded and therefore the carrying value is the fair value.
(5)	Disclosure regarding fair value of finance leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

Recent Transactions

DISH DBS Exchange Offers

On September 30, 2024, we announced DISH DBS, our wholly-owned, indirect subsidiary, commenced offers to exchange (the “DISH DBS Exchange Offers”) any and all of its: (a) 5 1/4% Senior Secured Notes due 2026 (the “Outstanding 2026 DBS Secured Notes”) for an equal principal amount of its new 5 1/4% First Lien Notes due 2026 (the “New 2026 DBS First Lien Notes”), (b) 5 3/4% Senior Secured Notes due 2028 (the “Outstanding 2028 DBS Secured Notes”) for an equal principal amount of its new 5 3/4% First Lien Notes due 2028 (the “New 2028 DBS First Lien Notes”), (c) 7 3/4% Senior Notes due 2026 (the “Outstanding 2026 DBS Notes”) for an equal principal amount of its new 7 3/4% Second Lien Notes due 2026 (the “New 2026 DBS Second Lien Notes”), (d) 7 3/8% Senior Notes due 2028 (the “Outstanding 2028 DBS Notes”) for an equal principal amount of its new 7 3/8% Second Lien Notes due 2028 (the “New 2028 DBS Second Lien Notes”) and (e) 5 1/8% Senior Notes due 2029 (the “Outstanding 2029 DBS Notes” and, together with the Outstanding 2026 DBS Secured Notes, the Outstanding 2028 DBS Secured Notes, the Outstanding 2026 DBS Notes and the Outstanding 2028 DBS Notes, the “Outstanding DBS Notes”) for an equal principal amount of its new 5 1/8% Second Lien Notes due 2029 (the “New 2029 DBS Second Lien Notes” and, together with the New 2026 DBS First Lien Notes, the New 2028 DBS First Lien Notes, the New 2026 DBS Second Lien Notes and the New 2028 DBS Second Lien Notes, the “New DBS Notes”), in each case, pursuant to the terms described in a confidential exchange offering memorandum and consent solicitation statement, dated September 30, 2024 (“Original Exchange Offering Memorandum”). On October 28, 2024, we announced DISH DBS, our wholly-owned, indirect subsidiary, amended certain terms of the DISH DBS Exchange Offers pursuant to the terms described in Supplement No. 1, dated October 28, 2024 (the “Supplement” and together with the Original Exchange Offering Memorandum, the “Exchange Offering Memorandum”).

The DISH DBS Exchange Offers expired at 5:00 p.m., New York City time on November 12, 2024, and the DISH DBS Exchange Offers have been terminated due to the failure to satisfy the Minimum Series Exchange Condition and the Acquisition Consent Threshold Condition, each as defined in the Exchange Offering Memorandum.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

New DISH DBS Financing

On September 29, 2024 (the “Financing Closing Date”), we and our subsidiary, DISH DBS Issuer LLC (“DBS SubscriberCo”), received $2.5 billion in financing from TPG Angelo Gordon and other co-lenders in the form of Term Loans and Mandatorily Redeemable Preferred Shares (each as defined below and together, the “New DISH DBS Financing”). Approximately $2.047 billion in proceeds received from the New DISH DBS Financing are included in “Current restricted cash and cash equivalents” on our Condensed Consolidated Balance Sheets and are required to be used for the redemption, repayment or repurchase of the principal balance and remaining interest outstanding on our 5 7/8% Senior Notes due November 15, 2024. If the DISH DBS Exchange Offers and the DIRECTV Transaction fails, the $2.5 billion in New DISH DBS Financing can be redeemed at our election with no prepayment penalty for 180 days.

Term Loans

On the Financing Closing Date, DBS SubscriberCo, Alter Domus (US) LLC, as Administrative Agent, and the lenders party thereto, entered into a Loan and Security Agreement (together with all the exhibits, annexes and schedules thereto, the “Loan and Security Agreement”), pursuant to which, among other things and subject to the terms and conditions set forth therein, the lenders agreed to extend credit to DBS SubscriberCo in an aggregate principal amount of up to $2.3 billion secured by the assets of DBS SubscriberCo, which includes approximately three million DISH TV subscribers and their related subscription and equipment agreements (such transactions, the “Loan Financing”).

The Loan Financing consists of the following: (i) initial term loans in an aggregate principal amount of $1.8 billion that mature on June 30, 2029 (the “Term Loan due 2029”), (ii) incremental term loans in an aggregate principal amount of $500 million that are payable in equal monthly installments beginning in January 2025 and mature on September 30, 2025 (the “Term Loan due 2025”) and (iii) an additional amount of incremental term loans (the “Roll-up Incremental Term Loans” and, together with the Term Loan due 2029 and the Term Loan due 2025, the “Term Loans”). The Roll-up Incremental Term Loans may be incurred from time to time, subject to DBS SubscriberCo’s prior approval and pro forma compliance with a leverage ratio set forth in the Loan and Security Agreement, and mature on June 30, 2029.

The Roll-up Incremental Term Loans may be incurred in exchange for Outstanding DBS Notes in an aggregate principal amount equal to (i) the price at which certain lenders acquire such notes plus (ii)(A) in the case of Outstanding 2028 DBS Notes and Outstanding 2029 DBS Notes, 15% of the difference between the aggregate principal amount of such notes and the purchase price thereof, or (B) in the case of Outstanding 2026 DBS Notes, Outstanding 2026 DBS Secured Notes and Outstanding 2028 DBS Secured Notes, 20% of the difference between the aggregate principal amount of such notes and the purchase price thereof.

Interest on the Term Loans accrues and is payable monthly, generally in cash. The interest rate with respect to the Term Loan due 2029 is (i) from (and including) the Financing Closing Date and until (but excluding) the date that is twelve months thereafter, 10.75% per annum and (ii) from (and including) the date that is twelve months after the Financing Closing Date and until June 30, 2029, 11.25% per annum. The interest rate with respect to the Term Loan Due 2025 is 11.00% per annum. The interest rate with respect to the Roll-up Incremental Term Loans is (i) from (and including) the Financing Closing Date and until (but excluding) the date that is twelve months thereafter, 11.00% per annum and (ii) from (and including) the date that is twelve months after the Financing Closing Date and until the Maturity Date, 11.50% per annum.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The Loan and Security Agreement specifies a priority of payments for funds received by DBS SubscriberCo from subscriber payments and certain other revenue. Specifically, on each Transfer Date, as defined in the Loan and Security Agreement, payments will be made, as applicable, to the Administrative Agent for certain administrative and other fees, to DBS SubscriberCo for reimbursement of certain operating costs, to a subsidiary of DISH Network as Manager under the Loan and Security Agreement and as Servicer for DBS SubscriberCo, and to an account used to collect and remit interest on the Term Loans, preferred distributions with respect to Preferred Membership interests (as defined below), and monthly principal payments on the Term Loan due 2025. After remitting those payments, through September 30, 2025, if DBS SubscriberCo is in compliance with the terms of the Loan and Security Agreement, it will have the ability to accumulate any excess collections, subject to the terms of the Loan and Security Agreement. At its election, any such excess collections can be distributed by DBS SubscriberCo to its parent via an intercompany loan. No later than September 30, 2025, all excess collections will be used to fund the payment of the Term Loans, the Mandatorily Redeemable Preferred Shares and the associated interest and preferred distributions. If DBS SubscriberCo is not in compliance with its covenants, the entity will lose the ability to accumulate any excess collections with those proceeds being utilized to satisfy the debt obligation and associated interest.

Mandatorily Redeemable Preferred Shares Due 2029

On the Financing Closing Date, DBS SubscriberCo, entered into an amended and restated limited liability company agreement (the “SubscriberCo LLCA”), pursuant to which, among other things, DBS SubscriberCo issued to certain investors (the “Preferred Members”) redeemable preferred equity interests (the “Preferred Membership Interests”) with an aggregate liquidation preference of $200 million (the “Mandatorily Redeemable Preferred Shares”). The Mandatorily Redeemable Preferred Shares mature on June 30, 2029. Due to the mandatory redemption feature of this instrument, it is considered a debt instrument and recorded in “Long-term debt, finance lease and other obligations, net of current portion” on our Condensed Consolidated Balance Sheets.

The Preferred Membership Interests have a preferential cumulative return that accumulates daily in arrears at a rate of (a) from (and including) the Financing Closing Date and until (but excluding) the date that is 12 months thereafter, 13.25% per annum and (b) from (and including) the date that is 12 months after the Financing Closing Date and until June 30, 2029 (or the first business day thereafter), 13.75% per annum, payable in cash monthly and a liquidation preference equal to the issue price plus all accrued and unpaid dividends.

The Preferred Membership Interests are redeemable at DBS SubscriberCo’s option prior to the June 30, 2029 maturity date at a premium as described in the SubscriberCo LLCA. Upon the maturity date, DBS SubscriberCo is required to redeem all of the Preferred Membership Interests issued and outstanding at such time, and upon payment in full of the aggregate liquidation preference, all rights of the Preferred Members will terminate. The Preferred Members also have certain governance and economic rights set forth in the SubscriberCo LLCA.

Convertible Notes

See Note 13 for update and details of the EchoStar Exchange Offers.

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

DISH 2021 Intercompany Loan

The net proceeds from the offering of our 5 1/4% Senior Secured Notes due 2026 and our 5 3/4% Senior Secured Notes due 2028 (the “Senior Notes”) issued on November 26, 2021 were used by DISH DBS to make an intercompany loan to DISH Network pursuant to a Loan and Security Agreement dated November 26, 2021 (together with potential future advances to DISH Network, the “DISH 2021 Intercompany Loan”) between DISH DBS and DISH Network in order to finance the purchase of wireless spectrum licenses and for general corporate purposes, including our 5G Network Deployment. The DISH 2021 Intercompany Loan matures in two tranches, with the first tranche maturing on December 1, 2026 (the “DISH 2021 Intercompany Loan 2026 Tranche”) and the second tranche maturing on December 1, 2028 (the “DISH 2021 Intercompany Loan 2028 Tranche”). DISH DBS may make additional advances to DISH Network under the DISH 2021 Intercompany Loan, and on February 11, 2022, DISH DBS advanced an additional $1.5 billion to DISH Network under the DISH 2021 Intercompany Loan 2026 Tranche. Interest accrues and is payable semiannually, and interest payments with respect to the DISH 2021 Intercompany Loan are, at our option, payable in kind for the first two years from the issuance date of November 2021.

In the third year post issuance date, a minimum of 50% of each interest payment due with respect to each tranche of the DISH 2021 Intercompany Loan must be paid in cash. Thereafter, interest payments must be paid in cash. Interest will accrue: (a) when paid in cash, at a fixed rate of 0.25% per annum in excess of the interest rate applicable to, in the case of the DISH 2021 Intercompany Loan 2026 Tranche, the 5 1/4% Senior Secured Notes due 2026, and in the case of the DISH 2021 Intercompany Loan 2028 Tranche, the 5 3/4% Senior Secured Notes due 2028 (each, the “Cash Accrual Rate” with respect to the applicable tranche); and (b) when paid in kind, at a rate of 0.75% per annum in excess of the Cash Accrual Rate for the applicable tranche.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

As of September 30, 2024, the total DISH 2021 Intercompany Loan amount outstanding plus interest paid in kind was $7.612 billion. During the three and nine months ended September 30, 2024, interest payments for the DISH 2021 Intercompany Loan paid in cash totaled zero and $107 million, respectively.

DISH 2021 Intercompany Loan 2028 Tranche. As of September 30, 2024, the DISH 2021 Intercompany Loan 2028 Tranche amount outstanding plus interest paid in kind was $2.844 billion. During the three and nine months ended September 30, 2024, interest payments for the DISH 2021 Intercompany Loan 2028 Tranche paid in cash totaled zero and $42 million, respectively.

DISH 2021 Intercompany Loan 2026 Tranche. In January 2024, DISH DBS assigned the DISH 2021 Intercompany Loan 2026 Tranche of $4.7 billion to EchoStar Intercompany Receivable Company L.L.C., our parent, EchoStar’s, direct wholly-owned subsidiary, such that amounts owed in respect of the DISH 2021 Intercompany Loan 2026 Tranche will now be paid by us to EchoStar Intercompany Receivable L.L.C. The DISH 2021 Intercompany Loan 2026 Tranche was previously eliminated in consolidation and held by DISH DBS.

As of September 30, 2024, the total “DISH 2021 Intercompany Loan 2026 Tranche” amount outstanding plus interest paid in kind was $4.767 billion, not including “Intercompany Loan 2026 Tranche - Interest payable in cash” of $22 million recorded on our Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2024, interest payments for the DISH 2021 Intercompany Loan 2026 Tranche paid in cash totaled zero and $65 million, respectively. During the three and nine months ended September 30, 2024, we recorded $65 million and $193 million, respectively, of “Interest expense, net of amounts capitalized” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The DISH 2021 Intercompany Loan is secured by Weminuche’s interest in the wireless spectrum licenses for the 3.45-3.55 GHz Licenses with such cash proceeds up to the total loan amount outstanding including interest paid in kind.  Under certain circumstances, DISH Network wireless spectrum licenses (valued based upon a third-party valuation) may be substituted for the collateral.  The DISH 2021 Intercompany Loan is not included as collateral for the Senior Secured Notes, and the Senior Secured Notes are subordinated to DISH DBS’s existing and certain future unsecured notes with respect to certain realizations under the DISH 2021 Intercompany Loan and any collateral pledged as security for the DISH 2021 Intercompany Loan.

9.Commitments and Contingencies

Commitments

5G Network Deployment

We initially invested a total of over $30 billion in Wireless spectrum licenses, and a portion of these licenses were included in the Sale and Transfer of Assets to EchoStar. We currently have $24 billion of investments related to Wireless spectrum licenses, which does not include $7 billion of capitalized interest related to the carrying value of such licenses. See Note 1 and Note 2 for further information. We plan to commercialize our Wireless spectrum licenses through our 5G Network Deployment. We have committed to deploy our 5G Network capable of serving increasingly larger portions of the U.S. population at different deadlines.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Wireless Spectrum Licenses

Liberty Puerto Rico Asset Sale. On November 5, 2023, we entered into an Asset Purchase Agreement, License Purchase Agreement, and other ancillary transaction agreements with Liberty Latin America (“Liberty”) and its affiliate providing for the sale of certain of our wireless assets in Puerto Rico and the US Virgin Islands (the “Liberty Puerto Rico Asset Sale”). The consideration also includes a right for us to receive preferential international roaming rates within Liberty’s footprint at a reduced rate for a 10 year period. Subsequently, in the first quarter of 2024, a portion our wireless assets included in the Liberty Puerto Rico Asset Sale were included in the Sale and Transfer of Assets to EchoStar. The Liberty Puerto Rico Asset Sale was approved by the FCC and DOJ and closed in the third quarter of 2024.

Our parent, EchoStar, will receive payments totaling $251 million, of which we will receive payments totaling $125 million, including working capital adjustments, over a three year period, including an upfront payment, which we received in September 2024. We expect to receive the remaining amounts annually over the next three years. As of September 30, 2024, we received payments of $95 million, which includes payments for a portion of wireless assets held by our parent, EchoStar. As a result, $46 million is recorded in “Trade accounts payable” on our Condensed Consolidated Balance Sheets.

The difference between our net carrying value of the assets sold to their fair value resulted in a $21 million gain which was recorded in “Other, net” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2024.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Our Wireless spectrum licenses are subject to certain build-out requirements, as well as certain renewal requirements that are summarized in the table below:

		Build-Out Deadlines
			Final
	Carrying Amount	Interim	Accelerated License Areas	Extension License Areas	Expiration Date
	(In thousands)
Owned:
DBS Licenses (1)	$677,409
600 MHz Licenses	6,192,575		December 31, 2024 (3)	June 14, 2025 (5)	June 2029
3.45–3.55 GHz Licenses	7,329,093	May 4, 2026 (6)		May 4, 2030 (6)	May 2037
1695-1710 MHz, 1755-1780 MHz and 2155-2180 MHz (2)	972				March 2026
AWS-3	5,557,828		December 31, 2024 (4)	October 2025 (7)	October 2025 (7)
Subtotal owned	19,757,877

Noncontrolling Investments:
SNR	4,271,459		December 31, 2024 (4)	October 2025 (7)	October 2025 (7)

Capitalized Interest (8)	6,563,550
Total Regulatory authorizations, net	$30,592,886

Leased from EchoStar (9):
700 MHz Licenses (2)	701,803		December 31, 2024 (10)	June 14, 2025 (11)	June 2033
AWS-4 Licenses (2)	1,928,688		December 31, 2024 (10)	June 14, 2025 (11)	June 2033
H Block Licenses (2)	1,671,506		December 31, 2024 (10)	June 14, 2025 (12)	June 2033
MVDDS Licenses (1)	24,000				July, August, September 2034
LMDS Licenses (1)	—				September 2028
28 GHz Licenses	2,883			October 2, 2029 (13)	October 2029
24 GHz Licenses	11,772			December 11, 2029 (13)	December 2029
37 GHz, 39 GHz and 47 GHz Licenses	202,392			June 4, 2030 (13)	June 2030
3550-3650 MHz Licenses	912,200			March 12, 2031 (13)	March 2031
3.7-3.98 GHz Licenses	2,969	July 23, 2029 (13)		July 23, 2033 (13)	July 2036
Total Leased from EchoStar	$5,458,213

(1)	The build-out deadlines for these licenses have been met.
(2)	The interim build-out deadlines for these licenses are in the past.
(3)	For certain of these license areas, we must offer 5G broadband service to at least 85% of the population in each Partial Economic Area (which is a service area established by the FCC), and for certain other licenses we must offer 5G broadband service to at least 80% of the population in each Partial Economic Area by this date. These licenses are set forth in Appendices B and E of our September 2024 FCC extension request.
(4)	For certain of these license areas, we must provide reliable signal coverage and offer service for certain accelerated licenses to at least 85% of the population of each license area and for certain other accelerated licenses to at least 80% of the population of each license area by this date. These accelerated licenses are set forth in Appendices C and F of our September 2024 FCC extension request.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(5)	For the 600 MHz licenses set forth in Appendix G-2 of our September 2024 FCC extension request, if, by December 31, 2024, we satisfy the accelerated buildout obligations described in footnotes 3, 4 and 11 herein, the final deadline for us to offer 5G broadband service to at least 75% of the population in each Partial Economic Area (which is a service area established by the FCC) with respect to these licenses shall be extended to December 14, 2026. The final deadline shall be further extended to June 14, 2028, if: by December 31, 2024, we are offering 5G broadband service to at least 80% of the U.S. population and, as of June 14, 2025 (as defined in our September 2024 FCC extension request): (a) we have offered a low-cost 5G broadband plan and device to consumers nationwide; (b) we have deployed at least 24,000 5G sites; (c) we have upgraded our deployed 5G sites to 3GPP Release 17; and (d) we have provisioned at least 75% of new subscribers with an EchoStar-certified 5G device on our MNO network if the subscriber is within the accelerated markets as set forth in Appendices A-F of our September 2024 FCC extension request.
(6)	There are a variety of build-out options and associated build-out metrics associated with these licenses. If the interim build-out requirement is not met, the final build-out requirement may be accelerated by one year from May 2030 to May 2029.
(7)	For the AWS-3 licenses set forth in Appendix G-3 of our September 2024 FCC extension request, if, by December 31, 2024, we satisfy the accelerated buildout obligations described in footnotes 3, 4 and 11 herein, the final deadline for us to offer 5G broadband service to at least 75% of the population in each license area with respect to these licenses shall be extended to December 14, 2026. The final deadline shall be further extended to June 14, 2028, if: by December 31, 2024, we are offering 5G broadband service to at least 80% of the U.S. population and, as of June 14, 2025 (as defined in our September 2024 FCC extension request): (a) we have offered a low-cost 5G broadband plan and device to consumers nationwide; (b) we have deployed at least 24,000 5G sites; (c) we have upgraded our deployed 5G sites to 3GPP Release 17; and (d) we have provisioned at least 75% of new subscribers with an EchoStar-certified 5G device on our MNO network if the subscriber is within the accelerated markets as set forth in Appendices A-F of our September 2024 FCC extension request.
(8)	See Note 2 for further information.
(9)	See Note 1 for further information on the Sale and Transfer of Assets to EchoStar and see Note 12 for Related Party Transactions with EchoStar.
(10)	For certain of these license areas, we must offer 5G broadband service to at least 85% of the population in each Economic Area (which is a service area established by the FCC), and for certain other licenses we must offer 5G broadband service to at least 80% of the population in each Economic Area by this date. These licenses are set forth in Appendices A and D of our September 2024 FCC extension request.
(11)	For the 700 MHz and AWS-4 licenses set forth in Appendix G-1 of our September 2024 FCC extension request, if, by December 31, 2024, we satisfy the accelerated buildout obligations described in footnotes 3, 4 and 11 herein, the final deadline for us to offer 5G broadband service to at least 70% of the population in each Economic Area (which is a service area established by the FCC) with respect to these licenses shall be extended to December 14, 2026. The final deadline shall be further extended to June 14, 2028, if: by December 31, 2024, we are offering 5G broadband service to at least 80% of the U.S. population and, as of June 14, 2025 (as defined in our September 2024 FCC extension request): (a) we have offered a low-cost 5G broadband plan and device to consumers nationwide; (b) we have deployed at least 24,000 5G sites; (c) we have upgraded our deployed 5G sites to 3GPP Release 17; and (d) we have provisioned at least 75% of new subscribers with an EchoStar-certified 5G device on our MNO network if the subscriber is within the accelerated markets as set forth in Appendices A-F of our September 2024 FCC extension request.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(12)	For the H-Block licenses set forth in Appendix G-1 of our September 2024 FCC extension request, if, by December 31, 2024, we satisfy the accelerated buildout obligations described in footnotes 3, 4 and 11 herein, the final deadline for us to offer 5G broadband service to at least 75% of the population in each Economic Area (which is a service area established by the FCC) with respect to these licenses shall be extended to December 14, 2026. The final deadline shall be further extended to June 14, 2028, if: by December 31, 2024, we are offering 5G broadband service to at least 80% of the U.S. population and, as of June 14, 2025 (as defined in our September 2024 FCC extension request): (a) we have offered a low-cost 5G broadband plan and device to consumers nationwide; (b) we have deployed at least 24,000 5G sites; (c) we have upgraded our deployed 5G sites to 3GPP Release 17; and (d) we have provisioned at least 75% of new subscribers with an EchoStar-certified 5G device on our MNO network if the subscriber is within the accelerated markets as set forth in Appendices A-F of our September 2024 FCC extension request.
(13)	There are a variety of build-out options and associated build-out metrics associated with these licenses.

Commercialization of Our Wireless Spectrum Licenses and Related Assets. On September 29, 2023, the FCC confirmed we have met all of our June 14, 2023 band-specific 5G deployment commitments, and two of our three nationwide 5G commitments. The single remaining 5G commitment, that at least 70% of the U.S. population has access to average download speeds equal to 35 Mbps, was achieved in March 2024 using the drive test methodology previously agreed upon by us and the FCC and overseen by an independent monitor. We currently have the largest commercial deployment of 5G VoNR in the world covering over 200 million Americans and 5G broadband service covering over 250 million Americans. We currently expect capital expenditures, excluding capitalized interest, for our 5G Network Deployment to be approximately $10 billion, including amounts incurred in 2021, 2022, 2023 and the first nine months of 2024. See Note 2 for further information.

In September 2024, the FCC conditionally granted our requests to extend the 5G deployment deadlines for certain of our licenses based on several commitments, described above.

We may need to make significant additional investments or partner with others to, among other things, continue our 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as we continue our 5G Network Deployment, we have and may continue to incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure, software and third-party integration. As a result of these investments, among other factors, we may need to raise additional capital, which may not be available on favorable terms. We may also determine that additional wireless spectrum licenses may be required for our 5G Network Deployment and to compete effectively with other wireless service providers.

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

If the winning bids from re-auction or other award of the AWS-3 licenses retained by the FCC are greater than or equal to the winning bids of Northstar Wireless, no additional amounts will be owed to the FCC by Northstar Wireless. However, if those winning bids are less than the winning bids of Northstar Wireless, then we will be responsible for the difference less any overpayment of the Northstar interim payment, detailed below, (which will be recalculated as 15% of the winning bids from re-auction or other award) (the “Northstar Re-Auction Payment”). For example, if the winning bids in a re-auction are $1, the Northstar Re-Auction Payment would be approximately $1.892 billion, which is calculated as the difference between $2.226 billion (the Northstar winning bid amounts) and $1 (the winning bids from re-auction) less the resulting $334 million overpayment of the Northstar interim payment. We cannot predict with any degree of certainty the timing or outcome of any re-auction or the amount of any Northstar Re-Auction Payment.

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

If the winning bids from re-auction or other award of the AWS-3 licenses retained by the FCC are greater than or equal to the winning bids of SNR Wireless, no additional amounts will be owed to the FCC by SNR Wireless. However, if those winning bids are less than the winning bids of SNR Wireless, then we and our parent, EchoStar, will be responsible for the difference less any overpayment of the SNR interim payment, detailed below, (which will be recalculated as 15% of the winning bids from re-auction or other award) (the “SNR Re-Auction Payment”). For example, if the winning bids in a re-auction are $1, the SNR Re-Auction Payment would be approximately $1.029 billion, which is calculated as the difference between $1.211 billion (the SNR winning bid amounts) and $1 (the winning bids from re-auction) less the resulting $182 million overpayment of the SNR interim payment. We cannot predict with any degree of certainty the timing or outcome of any re-auction or the amount of any SNR Re-Auction Payment.

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

In October and November 2021, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office requesting ex parte reexamination of the validity of certain asserted claims of the 784 patent, the 799 patent and the 970 patent. In November and December 2021, the United States Patent and Trademark Office granted review of the challenged claims of the 799 patent and the 970 patent, but denied review of the challenged claims of the 784 patent. On January 24, 2022, an examiner of the United States Patent and Trademark Office affirmed the challenged claims of the 799 patent, and on January 19, 2023, an examiner of the United States Patent and Trademark Office affirmed the challenged claims of the 970 patent.

In an order dated January 31, 2023, the Court granted in part and denied in part DISH Network L.L.C.’s and DISH Technologies L.L.C.’s motion for summary judgment. Thereafter, ClearPlay narrowed its case to three asserted claims: one under the 799 patent and two under the 970 patent. Following a two-week trial, on March 10, 2023, the jury returned a verdict that DISH Network L.L.C. and DISH Technologies L.L.C. infringed each of the asserted patent claims (though not willfully), and awarded damages of $469 million. That verdict became moot on March 21, 2023, when the trial court indicated that it would grant DISH Network L.L.C.’s and DISH Technologies L.L.C.’s motion for judgment as a matter of law, thus effectively vacating the jury award. On June 2, 2023, the Court entered its formal order granting judgment as a matter of law. On December 12, 2023, the Court denied ClearPlay’s motion to alter or amend the judgment. ClearPlay has filed a notice of appeal to the United States Court of Appeals for the Federal Circuit, and briefing should be completed by November 27, 2024.

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

Data Breach Class Actions

On May 9, 2023, Susan Owen-Brooks, an alleged customer, filed a putative class action complaint against us in the United States District Court for the District of Colorado. She purports to represent a nationwide class of all individuals in the United States who allegedly had private information stolen as a result of the February 23, 2023 Cyber-security Incident (and a North Carolina statewide subclass of the same individuals). Since that filing, ten additional putative class action complaints have been filed in the United States District Court for the District of Colorado, purporting to represent the same nationwide class of people, and Owen-Brooks has filed an amended complaint. On August 2, 2023, the Court issued an order consolidating the first ten cases (the eleventh was dismissed) and, on November 16, 2023 and January 16, 2024, the plaintiffs filed consolidated amended class action complaints. On September 27, 2024, the Court granted DISH Network’s motion to dismiss the First Amended Consolidated Class Action Complaint as to eight of the eleven named plaintiffs and as to certain causes of action. On October 29, 2024, the Plaintiffs filed the operative Second Amended Consolidated Class Action Complaint, which deletes the allegations as to the dismissed plaintiffs and causes of action, leaving three named plaintiffs and causes of action for negligence, negligence per se, breach of implied contract, and declaratory judgment.

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

Generally, the patents relate to Multimedia over Coax Alliance standards and the manner in which we provide a whole-home DVR network over an on-premises coaxial cable network. Entropic has asserted the same patents in the same court against Comcast, Cox and DirecTV. On September 7, 2023, the Court granted the motion of DISH Network L.L.C., Dish Network Service L.L.C. and Dish Network California Service Corporation to dismiss the claims arising from the 7,566 patent and the 910 patent on the grounds that they claimed in eligible subject matter. In January and February 2024, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of the 249 patent, the 518 patent, the 759 patent, the 450 patent, the 539 patent, the 0,566 patent, and the 681 patent. In July and August 2024, the United States Patent and Trademark Office agreed to institute proceedings on the petitions challenging the 249 patent and the 518 patent, but denied institution on the remaining petitions.

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

Jones 401(k) Litigation

On December 20, 2021, four former employees filed a class action complaint in the United States District Court for the District of Colorado against us, our Board of Directors, and our Retirement Plan Committee alleging fiduciary breaches arising from the management of our 401(k) Plan. The putative class, comprised of all participants in the Plan on or after January 20, 2016, alleges that the Plan had excessive recordkeeping and administrative expenses and that it maintained underperforming funds. On February 1, 2023, a Magistrate Judge issued a recommendation that the defendants’ motion to dismiss the complaint be granted, and on March 27, 2023, the district court judge granted the motion. As permitted by the Court’s order, the plaintiffs filed an amended complaint on April 10, 2023, which is limited to allegations regarding the alleged underperformance of the Fidelity Freedom Funds. On November 7, 2023, a Magistrate Judge issued a recommendation that the defendants’ motion to dismiss the amended complaint be denied as to the duty to prudently monitor fund performance, but be granted as to the duty of loyalty and, on November 27, 2023, the district court judge entered an order adopting the recommendation. On March 1, 2024, by stipulation, the plaintiffs dismissed their claims against the Board of Directors and the Retirement Plan Committee, leaving DISH Network as the sole defendant. On April 30, 2024, pursuant to the parties’ stipulation, the Court certified the proposed plaintiff class. On October 30, 2024, pursuant to the parties’ stipulation, the Court stayed the litigation pending a mediation.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On January 21, 2022, the District Court granted the motion by DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C. to have the case declared “exceptional,” and on September 20, 2022, awarded them $3.9 million in attorneys’ fees. Realtime Adaptive Streaming filed a notice of appeal to the United States Court of Appeals for the Federal Circuit from the exceptionality and fee award orders, and on August 23, 2024, that Court vacated the exceptionality finding and remanded for further consideration of the issue. On October 23, 2024, DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C. filed a petition with the United States Court of Appeals for the Federal Circuit seeking rehearing en banc.

SafeCast Limited

On June 27, 2022, SafeCast Limited filed a complaint against us in the United States District Court for the Western District of Texas. The complaint alleges that we infringe U.S. Patent No. 9,392,302, entitled “System for providing improved facilities in time-shifted broadcasts” (the “302 patent”). On the same day, it brought complaints in the same court asserting infringement of the same patent against AT&T, Google, HBO, NBCUniversal, Paramount and Verizon. On October 24, 2022, in response to the parties’ joint motion, the Court ordered the case against us transferred to the United States District Court for the District of Colorado. On December 1, 2022, SafeCast filed an amended complaint naming our wholly-owned subsidiaries DISH Network L.L.C. and DISH Technologies L.L.C. as defendants and withdrawing the allegations as to us. The plaintiff is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein. On June 22, 2023, DISH Network L.L.C. and DISH Technologies L.L.C. filed a petition with the United States Patent and Trademark Office challenging the validity of the asserted claims of the 302 patent, and on June 26, 2024, the United States Patent and Trademark Office agreed to institute proceedings on that petition. On August 28, 2023, the Court stayed the case pending resolution of the petition. On October 3, 2024, in connection with a third party’s petition citing different prior art, the United States Patent and Trademark Office invalidated all claims asserted against DISH Network L.L.C. and DISH Technologies L.L.C. but that decision remains subject to a potential appeal.

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

On April 20, 2022, DISH Network L.L.C., DISH Technologies L.L.C. and Sling TV L.L.C. filed a petition with the United States Patent and Trademark Office requesting ex parte reexamination of the validity of one of the asserted claims of the 213 patent, and reexamination was ordered on June 16, 2022. On January 18, 2023, they filed another petition requesting ex parte reexamination of the validity of the four additional asserted claims of the 213 patent, and reexamination was ordered on April 17, 2023. On November 13, 2023, the United States Patent and Trademark Office confirmed the patentability of the claim challenged in our first petition. On October 17, 2024, the Court ordered that the stay of the case, which had been entered for the pendency of the petitions before the United States Patent and Trademark Office, would remain in place pending the outcome of Sound View’s appeal in a parallel action against Hulu.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On June 13, 2023, the Court denied the defendants’ motions to dismiss the complaint, but on January 2, 2024, it granted reconsideration and dismissed the complaint as to DISH Wireless and Sprint, with leave to amend. The Plaintiffs filed a Third Amended Complaint on February 2, 2024. On September 20, 2024, the Court granted DISH Wireless’s and Sprint’s motion to dismiss the Third Amended Complaint, without further leave to amend

We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

On March 12, 2018, the United States Patent and Trademark Office issued a final written decision on a third-party petition challenging the 268 patent, and it invalidated all of the asserted claims. TQ Delta filed notices of appeal from the final written decisions adverse to it. On May 9, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the 430 patent and the 412 patent. On July 10, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the asserted claims of the 404 patent. On July 15, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the asserted claims of the 268 patent. On November 22, 2019, the United States Court of Appeals for the Federal Circuit reversed the invalidity finding on the 243 patent and the 158 patent, and then, on March 29, 2020, denied a petition for panel rehearing as to those findings. On April 13, 2021, the Court lifted the stay, and the case is proceeding on the 243 patent and the 158 patent. On April 23 and April 26, 2021, the United States Patent and Trademark Office issued orders granting requests for ex parte reexamination of, respectively, the 243 patent and the 158 patent, but on July 27, 2023 and October 11, 2023, respectively, the United States Patent and Trademark Office confirmed the challenged claims of the 243 patent and the 158 patent. In a proposed supplemental report, TQ Delta’s damages expert contends that TQ Delta is entitled to $251 million in damages.

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

On December 28, 2020, the United States Patent and Trademark Office issued a final written decision upholding the validity of the challenged claims of the 273 patent. Sling TV L.L.C. appealed that decision to the United States Court of Appeals for the Federal Circuit, and on February 2, 2022, the Federal Circuit vacated the final written decision and remanded to the United States Patent and Trademark Office to reconsider its ruling. On remand, on September 7, 2022, the United States Patent and Trademark Office issued a revised final written decision finding all challenged claims of the 273 patent invalid. Uniloc filed a notice of appeal of that revised final written decision to the United States Court of Appeals for the Federal Circuit, and on September 4, 2024, that court affirmed the United States Patent and Trademark Office’s invalidity finding.

On January 5, 2021, the United States Patent and Trademark Office issued a final written decision invalidating all challenged claims of the 005 patent. On January 19, 2021, the United States Patent and Trademark Office issued a final written decision invalidating all challenged claims of the 609 patent (and a second final written decision invalidating all challenged claims of the 609 patent based on a third party’s petition). Uniloc did not appeal those decisions. Thus, the sole remaining asserted patent is the 118 patent.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

U.S. Bank Trust Company

On April 26, 2024, U.S. Bank Trust Company, in its capacity as Trustee under the Indentures for DISH DBS Corporation’s 5.75% Senior Secured Notes due 2028 and 7.75% Senior Notes due 2026, filed an action in state court in New York City against DISH DBS Corporation, DISH Network L.L.C., EchoStar Intercompany Receivable Company L.L.C., DISH DBS Issuer LLC, and DBS Intercompany Receivable L.L.C. In its complaint, the Trustee contends that certain intracompany asset transfers in January 2024 breached the Indentures for those Notes, and that the transfers were intentional and constructive fraudulent transfers under the Colorado Uniform Fraudulent Transfer Act. The Trustee seeks a declaratory judgment that DISH DBS Corporation breached the Indentures and that an Event of Default occurred under the DBS Indentures. It further asks the Court to unwind certain intracompany asset transfers and to award damages. On May 13, 2024, the defendants removed the case to the United States District Court for the Southern District of New York and, on June 28, 2024, filed a motion to dismiss the complaint. Rather than opposing the motion, on July 18, 2024, the Trustee filed an amended complaint, which added a new declaratory judgment claim challenging certain intercompany advances. The defendants filed a renewed motion to dismiss the amended complaint on August 15, 2024.

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

The total assets, revenue and operating income, and purchases of property and equipment, net of refunds, (including capitalized interest related to Regulatory authorizations) by segment were as follows:

	As of
	September 30,	December 31,
	2024	2023

	(In thousands)
Assets:
Pay-TV (1)	$53,425,068	$49,437,958
Retail Wireless	600,618	777,957
5G Network Deployment (2)	39,526,142	46,793,378
Eliminations	(47,981,811)	(45,596,262)
Total assets	$45,570,017	$51,413,031

(1)	The increase primarily resulted from the New DISH DBS Financing issuance of $2.5 billion. See Note 8 for further information.
(2)	This change primarily resulted from the Sale and Transfer of Assets to EchoStar. See Note 1 for further information.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(In thousands)
Revenue:
Pay-TV	$2,618,031	$2,807,101	$8,020,893	$8,754,372
Retail Wireless	895,949	890,980	2,693,330	2,794,087
5G Network Deployment	42,833	29,916	106,653	67,902
Eliminations	(41,496)	(23,481)	(97,400)	(43,286)
Total revenue	$3,515,317	$3,704,516	$10,723,476	$11,573,075

Operating income (loss):
Pay-TV	$588,501	$589,465	$1,926,541	$1,985,490
Retail Wireless	(113,792)	(168,166)	(309,571)	(298,872)
5G Network Deployment	(599,022)	(463,105)	(1,747,262)	(1,198,667)
Eliminations	(187)	—	—	—
Total operating income (loss)	$(124,500)	$(41,806)	$(130,292)	$487,951

Purchases of property and equipment, net of refunds, (including capitalized interest related to regulatory authorizations):
Pay-TV	$53,357	$64,331	$119,111	$167,524
5G Network Deployment	323,702	852,169	1,349,124	2,907,102
Total purchases of property and equipment, net of refunds, (including capitalized interest related to regulatory authorizations)	$377,059	$916,500	$1,468,235	$3,074,626

The revenue from customers disaggregated by major revenue source was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Category:	2024	2023	2024	2023

	(In thousands)
Pay-TV subscriber and related revenue	$2,602,176	$2,776,950	$7,961,736	$8,592,126
Retail wireless services and related revenue	778,737	814,267	2,368,138	2,535,296
Pay-TV equipment sales and other revenue	15,855	30,151	59,157	162,246
Retail wireless equipment sales and other revenue	117,212	76,713	325,192	258,791
5G network deployment equipment sales and other revenue (1)	42,833	29,916	106,653	67,902
Eliminations (1)	(41,496)	(23,481)	(97,400)	(43,286)
Total	$3,515,317	$3,704,516	$10,723,476	$11,573,075

(1)	“5G network deployment equipment sales and other revenue” includes intercompany revenue.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

11.Revenue Recognition

Contract Balances

Our valuation and qualifying accounts as of September 30, 2024 were as follows:

For the Nine Months Ended
September 30, 2024
(In thousands)
Balance at beginning of period	$53,991
Current period provision for expected credit losses	65,060
Write-offs charged against allowance	(51,987)
Acquisitions	—
Balance at end of period	$67,064

Contract liabilities arise when we bill our customers and receive consideration in advance of providing the service. Contract liabilities are recognized as revenue when the service has been provided to the customer. Contract liabilities are recorded in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets.

The following table summarizes our contract liability balances:

	As of
	September 30,	December 31,
	2024	2023

	(In thousands)
Contract liabilities	$561,160	$586,867

Our beginning of period contract liability recorded as customer contract revenue during 2024 was $561 million.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Contract Acquisition Costs

The following table presents the activity in our contract acquisition costs, net:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(In thousands)
Balance at beginning of period	$242,873	$354,185	$287,276	$381,401
Additions	55,094	67,708	164,570	234,184
Amortization expense	(63,364)	(91,983)	(217,243)	(285,675)
Balance at end of period	$234,603	$329,910	$234,603	$329,910

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

The following is a summary of the terms of our principal agreements with EchoStar, our parent, and its subsidiaries, that may have an impact on our financial condition and results of operations.

“Trade accounts receivable”

As of September 30, 2024 and December 31, 2023, trade accounts receivable from EchoStar was zero and $4 million, respectively. These amounts are recorded in “Trade accounts receivable” on our Condensed Consolidated Balance Sheets.

“Trade accounts payable”

As of September 30, 2024 and December 31, 2023, trade accounts payable to EchoStar was $64 million and $13 million, respectively. These amounts are recorded in “Trade accounts payable” on our Condensed Consolidated Balance Sheets.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

“Service revenue”

During the three months ended September 30, 2024 and 2023, we received $2 million and $1 million, respectively, for services provided to EchoStar. During the nine months ended September 30, 2024 and 2023, we received $4 million and $3 million, respectively, for services provided to EchoStar. These amounts are recorded in “Service revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The primary agreements pertaining to these revenues are discussed below.

TT&C Agreement – Master Transaction Agreement. In September 2019, we entered into an agreement pursuant to which we provide TT&C services to EchoStar for a period ending in September 2021, with the option for EchoStar to renew for a one-year period upon written notice at least 90 days prior to the initial expiration (the “MTA TT&C Agreement”). The fees for services provided under the MTA TT&C Agreement are calculated at either: (i) a fixed fee or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided. Either party is able to terminate the MTA TT&C Agreement for any reason upon 12 months’ notice. In September 2021, we amended the MTA TT&C Agreement to extend the term until September 2022 and added the option for EchoStar to renew for three one-year renewal terms. In August 2022, EchoStar exercised its first renewal option for a period ending in September 2023. In September 2023, EchoStar exercised its second renewal option for a period ending in September 2024. In September 2024, EchoStar exercised its third renewal option for a period ending in September 2025.

“Equipment sales and other revenue”

During the three months ended September 30, 2024 and 2023, we received $2 million and $1 million, respectively, for services provided to EchoStar. During both the nine months ended September 30, 2024 and 2023, we received $3 million and $2 million, respectively, for services provided to EchoStar. These amounts are recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The primary agreements pertaining to these revenues are discussed below.

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

“Cost of services”

During the three months ended September 30, 2024 and 2023, we incurred $1 million and $2 million, respectively, of costs for services provided to us by EchoStar. During the nine months ended September 30, 2024 and 2023, we incurred $3 million and $6 million, respectively, of costs for services provided to us by EchoStar. These amounts are recorded in “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The primary agreements pertaining to these expenses are discussed below.

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

“Cost of sales – equipment and other”

During the three months ended September 30, 2024 and 2023, we incurred zero and $1 million, respectively, for satellite hosting, operations and maintenance services as well as transmission of certain data to EchoStar.  During the nine months ended September 30, 2024 and 2023, we incurred zero and $4 million, respectively, for satellite hosting, operations and maintenance services as well as transmission of certain data to EchoStar. These amounts are recorded in “Cost of sales – equipment and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The primary agreements pertaining to these expenses are discussed below.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

“Selling, general and administrative expenses”

During the three months ended September 30, 2024 and 2023, we incurred $6 million and $3 million, respectively, for selling, general and administrative expenses for services provided to us by EchoStar. During the nine months ended September 30, 2024 and 2023, we incurred $17 million and $9 million, respectively, for selling, general and administrative expenses for services provided to us by EchoStar. These amounts are recorded in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The primary agreements pertaining to these expenses are discussed below.

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

In light of the Tax Sharing Agreement, among other things, and in connection with our consolidated federal income tax returns for certain tax years prior to and for the year of the Spin-off, during 2013, we and EchoStar agreed upon a supplemental allocation of the tax benefits arising from certain tax items resolved in the course of the IRS’ examination of these consolidated tax returns. As a result, we agreed to pay EchoStar $82 million of the tax benefit we received or will receive. Any payment to EchoStar, including accrued interest, will be made at such time as EchoStar would have otherwise been able to realize such tax benefit. As of September 30, 2024, we have paid $13 million of the tax benefit received, leaving $69 million remaining to be paid.

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

Hughes Broadband Master Services Agreement.  In March 2017, DISH Network L.L.C. (“DNLLC”) and HNS entered into the MSA pursuant to which DNLLC, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders for the Hughes broadband satellite service and related equipment; and (ii) installs Hughes service equipment with respect to activations generated by DNLLC.  Under the MSA, HNS will make certain payments to DNLLC for each Hughes service activation generated, and installation and other services performed, by DNLLC.  Payments from HNS for services provided are recorded in “Service revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). For both the three months ended September 30, 2024 and 2023, these payments were less than $1 million. For both the nine months ended September 30, 2024 and 2023, these payments were $1 million. The MSA has an initial term of five years with automatic renewal for successive one-year terms. After the first anniversary of the MSA, either party has the ability to terminate the MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party.  Upon expiration or termination of the MSA, HNS will continue to provide the Hughes service to subscribers and make certain payments to DNLLC pursuant to the terms and conditions of the MSA. For each of the three and nine months ended September 30, 2024 and 2023, we purchased zero broadband equipment from HNS under the MSA.

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

Related Party Transactions with CONX Corp.

CONX Corp. (“CONX”) is an entity partially owned by Charles W. Ergen, our Chairman (“CONX”). On May 1, 2024, we entered into an agreement to lease a commercial real estate property in Littleton, Colorado, comprising the corporate headquarters of DISH Wireless, from CONX for an initial 10 year term. During the three and nine months ended September 30, 2024, we recorded less than $1 million and $1 million, respectively, for this lease in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

The table below summarizes our transactions with NagraStar:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$7,596	$8,972	$24,723	$28,012

	As of
	September 30,	December 31,
	2024	2023

	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$5,095	$9,821
Commitments to NagraStar	$1,798	$1,727

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

13.Subsequent Events

Transaction Support Agreement

On September 30, 2024, we and our parent, EchoStar, entered into a binding transaction support agreement (the “Transaction Support Agreement”) with certain eligible holders of the aggregate principal amount outstanding of our 0% Convertible Notes due 2025 (the “DISH Network 2025 Notes”) and 3 3/8% Convertible Notes due 2026 (the “DISH Network 2026 Notes” and, together with the DISH Network 2025 Notes, the “Existing DISH Convertible Notes”), collectively representing over 90% of the aggregate principal amount outstanding of the Existing DISH Convertible Notes as of October 10, 2024, such eligible holders, (the “Consenting Creditors” and, together with us and our subsidiaries party to the Transaction Support Agreement , the “TSA Parties”). Pursuant to the Transaction Support Agreement, we and our parent, EchoStar, agreed to conduct exchange offers to all holders of Existing DISH Convertible Notes (the “EchoStar Exchange Offers”), and the Consenting Creditors have agreed to tender their Existing DISH Convertible Notes in the EchoStar Exchange Offers, detailed below.

EchoStar Exchange Offers

On October 10, 2024, we and our parent, EchoStar, commenced the EchoStar Exchange Offers to exchange the Existing DISH Convertible Notes with an aggregate principal amount of $4.866 billion for up to $2.381 billion aggregate principal amount of 6 3/4% Senior Secured Notes due 2030 (the "EchoStar Exchange Notes") and up to $1.950 billion aggregate principal amount of 3 7/8% Convertible Secured Notes due 2030 (the "EchoStar Convertible Notes" and together with the EchoStar Exchange Notes, the "EchoStar Notes") with an aggregate principal amount of $4.331 billion to be issued by our parent, EchoStar, pursuant to the terms described in a prospectus and consent solicitation statement, dated October 10, 2024 as amended (the "Exchange Offer Prospectus").

On November 8, 2024, upon the expiration of the EchoStar Exchange Offers, $1.819 billion aggregate principal amount, or approximately 92.9%, of the DISH Network 2025 Notes and $2.863 billion aggregate principal amount, or approximately 98.5%, of the DISH Network 2026 Notes, together $4.682 billion total aggregate principal amount of the Existing DISH Convertible Notes, had been validly tendered for exchange.

All of the Existing DISH Convertible Notes validly tendered were exchanged for $2.288 billion aggregate principal amount of EchoStar Exchange Notes and $1.876 billion aggregate principal amount of EchoStar Convertible Notes, together $4.164 billion total aggregate principal amount of the EchoStar Notes, and settlement occurred on November 12, 2024.

A total of $138 million aggregate principal amount of DISH Network 2025 Notes and $45 million aggregate principal amount of DISH Network 2026 Notes remain outstanding following the consummation of the EchoStar Exchange Offers.

Upon the completion of the EchoStar Exchange Offers, our Existing DISH Convertible Notes with an aggregate principal amount of $4.682 billion were cancelled and forgiven by our parent, EchoStar. As a result, we will recognize a gain on this exchange in the fourth quarter of 2024.

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

You should read the following management’s narrative analysis of our results of operations together with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q. This management’s narrative analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2023 and this Quarterly Report on Form 10-Q under the caption “Item 1A. Risk Factors.” Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation to update any forward-looking statements.

Overview

Recent Developments

DIRECTV Transaction

On September 29, 2024, EchoStar and DIRECTV Holdings, LLC (“DTV”), entered into an Equity Purchase Agreement (the “Purchase Agreement”). Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, DTV agreed to acquire from us all of the issued and outstanding equity interests of DISH DBS Corporation (“DISH DBS”), which operates our Pay-TV business (the “Business” and such acquisition of the Business the “DIRECTV Transaction”). Prior to the closing of the DIRECTV Transaction (the “DIRECTV Closing”), we will complete the Pre-Closing Restructuring, as defined in the Purchase Agreement, and the Pre-Closing Reorganization, as defined in the Purchase Agreement, following which, among other things, DISH DBS will hold all of the properties, rights, assets and liabilities primarily related to the Business, except for certain excluded assets and excluded liabilities.

During the period between signing of the Purchase Agreement and the DIRECTV Closing, DISH DBS and its subsidiaries are not permitted to declare or pay dividends or otherwise cause or permit any leakage (which includes, among other things, cash payments and certain other value transfers by DISH DBS and its subsidiaries, on the one hand, to us or certain other related persons, on the other hand), other than (i) certain permitted cash transfers prior to September 30, 2025 in an aggregate amount not to exceed the permitted cash transfer cap set forth in the Purchase Agreement, and (ii) certain permitted tax sharing payments, in each case, on terms and conditions as set forth in the Purchase Agreement. The permitted cash transfer cap is initially equal to $1.52 billion, calculated in accordance with the Purchase Agreement, (“Permitted Transfer Cap”) and is subject to certain adjustments set forth in the Purchase Agreement, including transaction expenses and certain accrued interest adjustments and adjustments tied to certain key performance indicators.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

As set forth in the Reorganization Plan, immediately prior to the DIRECTV Closing, DISH DBS will distribute the DISH 2021 Intercompany Loan 2028 Tranche (see Note 8 in the Notes to our Condensed Consolidated Financial Statements) to our seller subsidiary. At the DIRECTV Closing, our seller subsidiary will sell and transfer to DTV all of the issued and outstanding equity interests of DISH DBS in exchange for a total cash purchase price of $1.00 plus the assumption of net debt of DISH DBS and its subsidiaries that is outstanding as of the DIRECTV Closing. Additionally, effective with the DIRECTV Closing, certain other intercompany amounts between DISH DBS and us (in addition to the DISH 2021 Intercompany Loan 2028 Tranche) will be subject to cancellation.

As of September 30, 2024, the balance of the DISH DBS intercompany receivables for the DISH 2021 Intercompany Loan 2028 Tranche and other intercompany amounts totaled $4.606 billion, not including Permitted Transfer Cap receivables of up to $1.52 billion and certain other amounts of residual capital remaining based on performance. Upon the completion of the DIRECTV Transaction, DISH DBS will become a direct and wholly-owned subsidiary of DTV.

Completion of the DIRECTV Transaction is subject to satisfaction or waiver of closing conditions set forth in the Purchase Agreement, including, but not limited to, the receipt of governmental approvals and the success of the DISH DBS Exchange Offers, as detailed and defined in Note 8 in the Notes to our Condensed Consolidated Financial Statements. The DISH DBS Exchange Offers expired at 5:00 p.m., New York City time on November 12, 2024, and the DISH DBS Exchange Offers have been terminated due to the failure to satisfy the Minimum Series Exchange Condition and the Acquisition Consent Threshold Condition, each as defined in the Exchange Offering Memorandum. Pursuant to the terms of the Purchase Agreement, DIRECTV may terminate the Purchase Agreement by November 22, 2024 due to the failure to consummate the DISH DBS Exchange Offers by November 12, 2024 or the failure to satisfy the Acquisition Consent Threshold Condition.

Sale and Transfer of Assets

Sale of Assets to EchoStar. On January 10, 2024, we sold certain assets and equity interests to EchoStar, which included the sale of a financial asset (the “Sale of Assets to EchoStar”), for fair value of approximately $246 million. The difference between our net carrying value of the assets sold to their fair value was $138 million, of which $6 million, net of deferred tax, was recorded in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets as of September 30, 2024 and a $129 million gain related to the financial asset was recorded in “Other, net” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2024.

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

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

The transferred amount equals our historical net carrying value of these assets, which was $12.003 billion with the offset recorded as a dividend in “Accumulated earnings (deficit)” on our Condensed Consolidated Balance Sheets as of September 30, 2024.

Tax Associated with the Asset Transfer to EchoStar. During the nine months ended September 30, 2024, we recorded $3.775 billion in “Deferred tax liabilities, net” on our Condensed Consolidated Balance Sheets resulting from the step up in basis due to the difference in the fair value compared to the book value of the Asset Transfer to EchoStar, with the offset recorded in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets.

700 MHz Spectrum Sale to EchoStar. On March 12, 2024, we sold our wholly-owned subsidiary which holds the 700 MHz spectrum to a wholly-owned subsidiary of our parent, EchoStar (the “700 MHz Spectrum Sale to EchoStar”), for fair value of approximately $1.037 billion. The difference between our net carrying value of the assets sold to their fair value of $115 million, net of deferred tax, was recorded in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets as of September 30, 2024. The proceeds were used to pay the remaining balance of $951 million on our 2 3/8% Convertible Note which matured on March 15, 2024.

The Sale of Assets to EchoStar, Asset Transfer to EchoStar and 700 MHz Spectrum Sale to EchoStar together are referred to as (the “Sale and Transfer of Assets to EchoStar”).

Orbital II Transfer from EchoStar. On May 2, 2024, EchoStar transferred certain assets to us, including the EchoStar XXV satellite currently under construction. The transferred amount equals our historical net carrying value of these assets, which was $141 million with the offset recorded as a capital contribution in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets as of September 30, 2024.

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

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

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

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

On September 29, 2023, the FCC confirmed we have met all of our June 14, 2023 band-specific 5G deployment commitments, and two of our three nationwide 5G commitments. The single remaining 5G commitment, that at least 70% of the U.S. population has access to average download speeds equal to 35 Mbps, was achieved in March 2024 using the drive test methodology previously agreed upon by us and the FCC and overseen by an independent monitor. We currently have the largest commercial deployment of 5G VoNR in the world covering over 200 million Americans and 5G broadband service covering over 250 million Americans.

In September 2024, the FCC conditionally granted our requests to extend the 5G deployment deadlines for certain of our licenses based on several commitments, as detailed in Note 9 in the Notes to our Condensed Consolidated Financial Statements.

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

We have and expect to continue to incur expenditures in 2024 related to our 5G Network Deployment, including, but not limited to, capital expenditures associated with our 5G Network Deployment and the potential purchase of additional wireless spectrum licenses. The amount of capital required will also depend on, among other things, our available liquidity, the growth of our Retail Wireless segment and the levels of investment necessary to support potential strategic initiatives that may arise from time to time. These factors, including, but not limited to, a reduction in our available future cash flows as a result of our 5G Network Deployment, may require us to raise additional capital in the future, which may not be available on favorable terms.

Volatility in the financial markets has made it more difficult at times for issuers of high-yield indebtedness, such as us, to access capital markets at favorable terms. These developments may have a significant effect on our cost of financing and our liquidity position.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Economic Environment

During 2023 and the first nine months of 2024, we experienced inflationary pressures in our commodity and labor costs resulting from the macroeconomic environment in the United States, which has significantly impacted our overall operating results.

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

Finally, our future cash flow is impacted by, among other things, the rate at which we complete our 5G Network Deployment, incur litigation expense, and any cash flow from financing activities.  We anticipate operating expenditures for our 5G Network Deployment to increase for the remainder of 2024 as we continue to, among other things, deploy cell sites and communication towers to continue to commercialize our 5G Network. We expect our capital expenditures to remain consistent in the near term. However, as we prepare for our next build-out requirement deadlines, we expect our capital expenditures to increase as we approach these deadlines. As a result, our historical cash flow is not necessarily indicative of our future cash flows. As of September 30, 2024, as a result of, among other things, capital expenditures for our 5G Network Deployment, we experienced negative cash flow. We expect that this trend will continue in 2024 and in future periods. In addition, declines in our Pay-TV and Wireless subscriber base and any decrease in subscriber-related margins negatively impact our cash flow, and there can be no assurance that our subscriber declines will not continue.

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

Our 5 7/8% Senior Notes due 2024 with remaining balance of approximately $1.983 billion mature on November 15, 2024. We expect to fund this obligation from our current restricted cash and cash equivalents balances on hand.

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

As of the date of filing of this Quarterly Report on Form 10-Q, we and DISH DBS were in compliance with the covenants and restrictions related to our respective long-term debt recorded on our Condensed Consolidated Balance Sheets as of September 30, 2024.

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

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Segments

Business Segments

We currently operate three primary business segments:  (1) Pay-TV; (2) Retail Wireless; and (3) 5G Network Deployment.  Revenue and operating income (loss) by segment are shown in the table below:

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023.

	For the Three Months Ended
	September 30,		Variance
	2024	2023	Amount	%

	(In thousands)
Revenue:
Pay-TV	$2,618,031	$2,807,101	$(189,070)	(6.7)
Retail Wireless	895,949	890,980	4,969	0.6
5G Network Deployment	42,833	29,916	12,917	43.2
Eliminations	(41,496)	(23,481)	(18,015)	(76.7)
Total revenue	$3,515,317	$3,704,516	$(189,199)	(5.1)

Operating income (loss):
Pay-TV	$588,501	$589,465	$(964)	(0.2)
Retail Wireless	(113,792)	(168,166)	54,374	32.3
5G Network Deployment	(599,022)	(463,105)	(135,917)	(29.3)
Eliminations	(187)	—	(187)	*
Total operating income (loss)	$(124,500)	$(41,806)	$(82,694)	*

*Percentage is not meaningful

Total revenue. Our consolidated revenue totaled $3.515 billion for the three months ended September 30, 2024, a decrease of $189 million or 5.1% compared to the same period in 2023. The net decrease primarily resulted from the decrease in revenue from our Pay-TV segment.

Total operating income (loss). Our consolidated operating loss totaled $125 million for the three months ended September 30, 2024, an increase in operating loss of $83 million compared to the same period in 2023. This change primarily resulted from an increase in operating loss from our 5G Network Deployment segment, partially offset by a decrease in operating loss from our Retail Wireless segment.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023.

	For the Nine Months Ended
	September 30,		Variance
	2024	2023	Amount	%

	(In thousands)
Revenue:
Pay-TV	$8,020,893	$8,754,372	$(733,479)	(8.4)
Retail wireless	2,693,330	2,794,087	(100,757)	(3.6)
5G network deployment	106,653	67,902	38,751	57.1
Eliminations	(97,400)	(43,286)	(54,114)	*
Total revenue	$10,723,476	$11,573,075	$(849,599)	(7.3)

Operating income (loss):
Pay-TV	$1,926,541	$1,985,490	$(58,949)	(3.0)
Retail wireless	(309,571)	(298,872)	(10,699)	(3.6)
5G network deployment	(1,747,262)	(1,198,667)	(548,595)	(45.8)
Eliminations	—	—	—	*
Total operating income (loss)	$(130,292)	$487,951	$(618,243)	*

*Percentage is not meaningful.

Total revenue. Our consolidated revenue totaled $10.723 billion for the nine months ended September 30, 2024, a decrease of $850 million or 7.3% compared to the same period in 2023. The net decrease primarily resulted from the decrease in revenue from our Pay-TV and Retail Wireless segments.

Total operating income (loss). Our consolidated operating loss totaled $130 million for the nine months ended September 30, 2024, compared to operating income of $488 million during the same period in 2023. This change primarily resulted from an increase in operating loss from our 5G Network Deployment and Retail Wireless segments and a decrease in operating income from our Pay-TV segment.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Pay-TV Segment

We offer Pay-TV services under the DISH brand and the SLING brand. As of September 30, 2024, we had 8.031 million Pay-TV subscribers in the United States, including 5.888 million DISH TV subscribers and 2.143 million SLING TV subscribers.

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

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Pay-TV Segment

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023.

	For the Three Months Ended
	September 30,		Variance
Statements of Operations Data	2024	2023	Amount	%

	(In thousands)
Revenue:
Service revenue	$2,602,176	$2,776,950	$(174,774)	(6.3)
Equipment sales and other revenue	15,855	30,151	(14,296)	(47.4)
Total revenue	2,618,031	2,807,101	(189,070)	(6.7)

Costs and expenses:
Cost of services	1,639,005	1,715,873	(76,868)	(4.5)
% of Service revenue	63.0%	61.8%
Cost of sales - equipment and other	19,243	30,027	(10,784)	(35.9)
Selling, general and administrative expenses	283,780	385,636	(101,856)	(26.4)
% of Total revenue	10.8%	13.7%
Depreciation and amortization	87,502	86,100	1,402	1.6
Total costs and expenses	2,029,530	2,217,636	(188,106)	(8.5)

Operating income (loss)	$588,501	$589,465	$(964)	(0.2)

Other data:
Pay-TV subscribers, as of period end (in millions)	8.031	8.840	(0.809)	(9.2)
DISH TV subscribers, as of period end (in millions)	5.888	6.720	(0.832)	(12.4)
SLING TV subscribers, as of period end (in millions)	2.143	2.120	0.023	1.1
Pay-TV subscriber additions (losses), net (in millions)	(0.043)	(0.064)	0.021	32.8
DISH TV subscriber additions (losses), net (in millions)	(0.188)	(0.181)	(0.007)	(3.9)
SLING TV subscriber additions (losses), net (in millions)	0.145	0.117	0.028	23.9
Pay-TV ARPU	$108.88	$105.25	$3.63	3.4
DISH TV subscriber additions, gross (in millions)	0.075	0.142	(0.067)	(47.2)
DISH TV churn rate	1.47%	1.58%	(0.11)%	(7.0)
DISH TV SAC	$985	$1,065	$(80)	(7.5)
Purchases of property and equipment, net of refunds	$53,357	$64,331	$(10,974)	(17.1)
OIBDA	$676,003	$675,565	$438	0.1

*  Percentage is not meaningful.

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 188,000 net DISH TV subscribers during the three months ended September 30, 2024 compared to the loss of approximately 181,000 net DISH TV subscribers during the same period in 2023. This increase in net DISH TV subscriber losses primarily resulted from lower gross new DISH TV subscriber activations, partially offset by a lower DISH TV churn rate.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

SLING TV subscribers. We added approximately 145,000 net SLING TV subscribers during the three months ended September 30, 2024 compared to the addition of approximately 117,000 net SLING TV subscribers during the same period in 2023. The change in net SLING TV subscribers was primarily related to higher SLING TV subscriber activations and lower SLING TV subscriber disconnects in 2024 due to our emphasis on acquiring higher quality subscribers. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers, many of which are providers of our content and offer football and other seasonal sports programming direct to subscribers on an a la carte basis.

DISH TV subscribers, gross. During the three months ended September 30, 2024, we activated approximately 75,000 gross new DISH TV subscribers compared to approximately 142,000 gross new DISH TV subscribers during the same period in 2023, a decrease of 47.2%. This decrease in our gross new DISH TV subscriber activations was primarily related to the lack of demand, shifting consumer behavior and lower marketing expenditures, as well as increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, and direct-to-consumer offerings by certain of our programmers. Our gross new DISH TV subscriber activations continue to be negatively impacted by an emphasis on acquiring higher quality subscribers.

DISH TV churn rate. Our DISH TV churn rate for the three months ended September 30, 2024 was 1.47% compared to 1.58% for the same period in 2023. Our DISH TV churn rate for the three months ended September 30, 2024 was positively impacted by our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, cord cutting, shifting consumer behavior and increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, our ability to control piracy and other forms of fraud and the level of our retention efforts.

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

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Service revenue. “Service revenue” totaled $2.602 billion for the three months ended September 30, 2024, a decrease of $175 million or 6.3% compared to the same period in 2023. The decrease in “Service revenue” compared to the same period in 2023 was primarily related to lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU, discussed below.

Pay-TV ARPU. Pay-TV ARPU was $108.88 during the three months ended September 30, 2024 versus $105.25 during the same period in 2023. The $3.63 or 3.4% increase in Pay-TV ARPU was primarily attributable to the DISH TV and SLING TV programming price increases and higher Pay-TV ad sales revenue. The DISH TV and SLING TV programming package price increases were effective in the fourth quarter of 2023.

Cost of services. “Cost of services” totaled $1.639 billion during the three months ended September 30, 2024, a decrease of $77 million or 4.5% compared to the same period in 2023. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base, partially offset by higher programming costs per subscriber. Programming costs per subscriber increased during the three months ended September 30, 2024 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. “Cost of services” represented 63.0% and 61.8% of “Service revenue” during the three months ended September 30, 2024 and 2023, respectively.

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

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $284 million during the three months ended September 30, 2024, a $102 million or 26.4% decrease compared to the same period in 2023. This change was primarily driven by a decrease in subscriber acquisition costs resulting from lower marketing expenditures and lower gross new DISH TV subscriber activations and a decrease in personnel costs. In addition, the three months ended September 30, 2023 was negatively impacted by Merger related costs.

DISH TV SAC.  DISH TV SAC was $985 during the three months ended September 30, 2024 compared to $1,065 during the same period in 2023, a decrease of $80 or 7.5%.  This change was primarily attributable to a decrease in advertising costs per subscriber and a higher percentage of remanufactured receivers being activated on new subscriber accounts, partially offset by higher commission costs due to our emphasis on acquiring higher quality subscribers.

During the three months ended September 30, 2024 and 2023, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $6 million and $16 million, respectively. This decrease in capital expenditures primarily resulted from a decrease in gross new DISH TV subscriber activations and a higher percentage of remanufactured receivers being activated on new subscriber accounts.

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

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023.

	For the Nine Months Ended
	September 30,		Variance
Statements of Operations Data	2024	2023	Amount	%

	(In thousands)
Revenue:
Service revenue	$7,961,736	$8,592,126	$(630,390)	(7.3)
Equipment sales and other revenue	59,157	162,246	(103,089)	(63.5)
Total revenue	8,020,893	8,754,372	(733,479)	(8.4)

Costs and expenses:
Cost of services	4,942,133	5,298,196	(356,063)	(6.7)
% of Service revenue	62.1%	61.7%
Cost of sales - equipment and other	54,072	75,800	(21,728)	(28.7)
Selling, general and administrative expenses	839,994	1,108,738	(268,744)	(24.2)
% of Total revenue	10.5%	12.7%
Depreciation and amortization	258,153	286,148	(27,995)	(9.8)
Total costs and expenses	6,094,352	6,768,882	(674,530)	(10.0)

Operating income (loss)	$1,926,541	$1,985,490	$(58,949)	(3.0)

Other data:
Pay-TV subscribers, as of period end (in millions)	8.031	8.840	(0.809)	(9.2)
DISH TV subscribers, as of period end (in millions)	5.888	6.720	(0.832)	(12.4)
SLING TV subscribers, as of period end (in millions)	2.143	2.120	0.023	1.1
Pay-TV subscriber additions (losses), net (in millions)	(0.495)	(0.910)	0.415	45.6
DISH TV subscriber additions (losses), net (in millions)	(0.583)	(0.696)	0.113	16.2
SLING TV subscriber additions (losses), net (in millions)	0.088	(0.214)	0.302	*
Pay-TV ARPU	$108.21	$103.98	$4.23	4.1
DISH TV subscriber additions, gross (in millions)	0.230	0.375	(0.145)	(38.7)
DISH TV churn rate	1.46%	1.69%	(0.23)%	(13.6)
DISH TV SAC	$993	$1,095	$(102)	(9.3)
Purchases of property and equipment, net of refunds	$119,111	$167,524	$(48,413)	(28.9)
OIBDA	$2,184,694	$2,271,638	$(86,944)	(3.8)

*Percentage is not meaningful.

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 583,000 net DISH TV subscribers during the nine months ended September 30, 2024 compared to the loss of approximately 696,000 net DISH TV subscribers during the same period in 2023. This decrease in net DISH TV subscriber losses primarily resulted from a lower DISH TV churn rate, partially offset by lower gross new DISH TV subscriber activations.

SLING TV subscribers. We added approximately 88,000 net SLING TV subscribers during the nine months ended September 30, 2024 compared to the loss of approximately 214,000 net SLING TV subscribers during the same period in 2023. The change in net SLING TV subscribers was primarily related to lower SLING TV subscriber disconnects in 2024 due to our emphasis on acquiring higher quality subscribers, partially offset by lower SLING TV subscriber activations. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers, many of which are providers of our content and offer football and other seasonal sports programming direct to subscribers on an a la carte basis.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

DISH TV subscribers, gross. During the nine months ended September 30, 2024, we activated approximately 230,000 gross new DISH TV subscribers compared to approximately 375,000 gross new DISH TV subscribers during the same period in 2023, a decrease of 38.7%. This decrease in our gross new DISH TV subscriber activations was primarily related to the lack of demand, shifting consumer behavior and lower marketing expenditures, as well as increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, and direct-to-consumer offerings by certain of our programmers. Our gross new DISH TV subscriber activations continue to be negatively impacted by an emphasis on acquiring higher quality subscribers.

DISH TV churn rate. Our DISH TV churn rate for the nine months ended September 30, 2024 was 1.46% compared to 1.69% for the same period in 2023. Our DISH TV churn rate for the nine months ended September 30, 2024 was positively impacted by our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, cord cutting, shifting consumer behavior and increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, our ability to control piracy and other forms of fraud and the level of our retention efforts. In addition, our DISH TV churn rate for the nine months ended September 30, 2023 was briefly elevated due to the cyber-security incident in the first quarter of 2023.

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

Service revenue. “Service revenue” totaled $7.962 billion for the nine months ended September 30, 2024, a decrease of $630 million or 7.3% compared to the same period in 2023. The decrease in “Service revenue” compared to the same period in 2023 was primarily related to lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU, discussed below.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $59 million for the nine months ended September 30, 2024, a decrease of $103 million compared to the same period in 2023. The decrease in “Equipment sales and other revenue” compared to the same period in 2023 was primarily related to a non-recurring $75 million license of our Adaptive Bitrate Streaming patents to Peloton covering certain Peloton products that resolves our litigation involving those products during the second quarter of 2023.

Pay-TV ARPU. Pay-TV ARPU was $108.21 during the nine months ended September 30, 2024 versus $103.98 during the same period in 2023. The $4.23 or 4.1% increase in Pay-TV ARPU was primarily attributable to the DISH TV and SLING TV programming price increases and higher Pay-TV ad sales revenue. The DISH TV and SLING TV programming package price increases were effective in the fourth quarter of 2023.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Cost of services. “Cost of services” totaled $4.942 billion during the nine months ended September 30, 2024, a decrease of $356 million or 6.7% compared to the same period in 2023. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base and lower variable and retention costs per subscriber, partially offset by higher programming costs per subscriber. Programming costs per subscriber increased during the nine months ended September 30, 2024 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. Variable and retention costs per subscriber during the nine months ended September 30, 2023 were negatively impacted by approximately $30 million in cyber-security-related expenses to remediate the incident and provide additional customer support. “Cost of services” represented 62.1% and 61.7% of “Service revenue” during the nine months ended September 30, 2024 and 2023, respectively.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $840 million during the nine months ended September 30, 2024, a $269 million or 24.2% decrease compared to the same period in 2023. This change was primarily driven by a decrease in subscriber acquisition costs resulting from lower marketing expenditures and lower gross new DISH TV subscriber activations and a decrease in personnel costs. In addition, the nine months ended September 30, 2023 was negatively impacted by Merger related costs.

Depreciation and amortization. “Depreciation and amortization” expense totaled $258 million during the nine months ended September 30, 2024, a $28 million or 9.8% decrease compared to the same period in 2023. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers and the EchoStar XI satellite which became fully depreciated during the second quarter of 2023.

DISH TV SAC.  DISH TV SAC was $993 during the nine months ended September 30, 2024 compared to $1,095 during the same period in 2023, a decrease of $102 or 9.3%.  This change was primarily attributable to a decrease in advertising costs per subscriber and a higher percentage of remanufactured receivers being activated on new subscriber accounts, partially offset by higher commission costs due to our emphasis on acquiring higher quality subscribers.

During the nine months ended September 30, 2024 and 2023, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $19 million and $43 million, respectively. This decrease in capital expenditures primarily resulted from a decrease in gross new DISH TV subscriber activations and a higher percentage of remanufactured receivers being activated on new subscriber accounts.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Retail Wireless Segment

We offer nationwide prepaid and postpaid Retail Wireless services to subscribers primarily under our Boost Mobile and Gen Mobile brands, as well as a competitive portfolio of wireless devices. Prepaid wireless subscribers generally pay in advance for monthly access to wireless talk, text and data services. Postpaid wireless subscribers are qualified to pay after receiving wireless talk, text and data services, and may also qualify for certain device financing arrangements.

Boost Mobile postpaid. During 2023, we launched our nationwide expansion of our Boost Mobile postpaid wireless service. At the end of the third quarter of 2023, we began offering premium wireless devices, including Apple products. We currently offer a broad range of premium wireless devices on our 5G Network.

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

As of September 30, 2024 we had 6.984 million Wireless subscribers. Currently, we offer Wireless subscribers competitive consumer plans with no annual service contracts and monthly service plans including high-speed data and unlimited talk and text, and device financing arrangements for certain qualified subscribers.

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

ACP Subscribers. A portion of our Wireless subscriber base and revenue is comprised of subscribers who received benefits under ACP through May 2024. Households enrolled in the ACP program continued to receive the benefit on their service through April 2024. In May 2024, households received a partial benefit and on June 1, 2024 the ACP program funding concluded and households no longer received their benefit. Although we implemented plans to retain and/or migrate these subscribers to lower priced service plans, these subscribers began deactivating in the second and third quarter of 2024. As of September 30, 2024, we had approximately 33,000 Wireless ACP subscribers, and if we are unsuccessful in retaining and/or migrating the remaining subscribers, they will deactivate in the fourth quarter of 2024.

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

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Retail Wireless Segment

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023.

	For the Three Months Ended
	September 30,		Variance
Statements of Operations Data	2024	2023	Amount	%

	(In thousands)
Revenue:
Service revenue	$778,737	$814,267	$(35,530)	(4.4)
Equipment sales and other revenue	117,212	76,713	40,499	52.8
Total revenue	895,949	890,980	4,969	0.6

Costs and expenses:
Cost of services	469,292	525,130	(55,838)	(10.6)
% of Service revenue	60.3%	64.5%
Cost of sales - equipment and other	300,322	279,914	20,408	7.3
Selling, general and administrative expenses	217,090	191,553	25,537	13.3
% of Total revenue	24.2%	21.5%
Depreciation and amortization	23,037	62,549	(39,512)	(63.2)
Total costs and expenses	1,009,741	1,059,146	(49,405)	(4.7)

Operating income (loss)	$(113,792)	$(168,166)	$54,374	32.3

Other data:
Wireless subscribers, as of period end (in millions)	6.984	7.500	(0.516)	(6.9)
Wireless subscriber additions, gross (in millions)	0.642	0.638	0.004	0.6
Wireless subscriber additions (losses), net (in millions) **	(0.297)	(0.225)	(0.072)	(32.0)
Wireless ARPU	$36.27	$35.74	$0.53	1.5
Wireless churn rate	2.99%	4.21%	(1.22)%	(29.0)
OIBDA	$(90,755)	$(105,617)	$14,862	14.1

*  Percentage is not meaningful.

** Includes Government subsidized subscribers.

Wireless subscribers. We lost approximately 297,000 net Wireless subscribers during the three months ended September 30, 2024 compared to the loss of approximately 225,000 net Wireless subscribers during the same period in 2023. This increase in net Wireless subscriber losses primarily resulted from net losses of Government subsidized subscribers during the three months ended September 30, 2024 compared to net additions of Government subsidized subscribers during the same period in 2023, primarily due to the ACP program funding concluding on June 1, 2024. See “Retail Wireless Segment – ACP Subscribers” for further information. Excluding the impact of net losses of Government subsidized subscribers, we added approximately 62,000 net Wireless subscribers during the three months ended September 30, 2024. In addition, the three months ended September 30, 2024 was positively impacted by a lower Wireless churn rate and higher gross new Wireless subscriber activations compared to the same period in 2023.

Wireless subscribers, gross. During the three months ended September 30, 2024, we activated approximately 642,000 gross new Wireless subscribers compared to approximately 638,000 gross new Wireless subscribers during the same period in 2023, an increase of 0.6%. Our gross new Wireless subscriber activations continue to be negatively impacted by our emphasis on acquiring and retaining higher quality subscribers and increased competitive pressures, including aggressive competitor marketing, discounted service plans and deeper wireless device subsidies.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Wireless churn rate. Our Wireless churn rate for the three months ended September 30, 2024 was 2.99% compared to 4.21% for the same period in 2023. Our Wireless churn rate for the three months ended September 30, 2024 was positively impacted by our emphasis on acquiring and retaining higher quality subscribers, partially offset by competitive pressures, including deeper wireless device subsidies.

Service revenue. “Service revenue” totaled $779 million for the three months ended September 30, 2024, a decrease of $36 million or 4.4% compared to the same period in 2023. The decrease in “Service revenue” compared to the same period in 2023 was primarily related to a lower average Wireless subscriber base, partially offset by an increase in Wireless ARPU, discussed below.

Wireless ARPU. Wireless ARPU was $36.27 during the three months ended September 30, 2024 versus $35.74 during the same period in 2023. The $0.53 or 1.5% increase in Wireless ARPU was primarily attributable to, among other things, a shift in subscriber plan mix to higher priced service plans and increased sales of value added services, partially offset by providing certain remaining ACP subscribers with service plan credits.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $117 million for the three months ended September 30, 2024, an increase of $40 million or 52.8% compared to the same period in 2023. The increase in “Equipment sales and other revenue” compared to the same period in 2023 was primarily related to higher revenue per unit shipped due to unit mix and an increase in units shipped. During the three months ended September 30, 2024, we shipped a higher percentage of devices that are compatible with our 5G Network and other devices that have a higher revenue per unit.

Cost of services. “Cost of services” totaled $469 million for the three months ended September 30, 2024, a decrease of $56 million or 10.6% compared to the same period in 2023. The decrease in “Cost of services” compared to the same period in 2023 was primarily attributable to a lower average Wireless subscriber base and lower network services costs per subscriber. In addition, the three months ended September 30, 2023 was negatively impacted by temporarily elevated dealer incentive costs in connection with the third quarter of 2023 realignment of our commission structure with current business objectives to acquire higher quality, long-term subscribers.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $300 million for the three months ended September 30, 2024, an increase of $20 million or 7.3% compared to the same period in 2023. The increase in “Cost of sales – equipment and other” compared to the same period in 2023 was primarily related to higher costs per unit shipped due to unit mix and an increase in units shipped. During the three months ended September 30, 2024, we shipped a higher percentage of devices that are compatible with our 5G Network and other devices that have a higher cost per unit.

Selling, general and administrative expenses.  “Selling, general and administrative expenses” totaled $217 million during the three months ended September 30, 2024, a $26 million or 13.3% increase compared to the same period in 2023.  This change was primarily driven by higher marketing expenditures and an increase in costs to support the Retail Wireless Segment, partially offset by lower sales commissions.  In the third quarter of 2023, we realigned our commission structure with current business objectives to acquire higher quality, long-term subscribers, which resulted in lower sales commissions.

Depreciation and amortization. “Depreciation and amortization” expense totaled $23 million during the three months ended September 30, 2024, a $40 million or 63.2% decrease compared to the same period in 2023. This change was primarily driven by a decrease in amortization expense from subscriber relationships related to the Boost Mobile acquisition in 2020, which became fully amortized during the second quarter of 2024.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023.

	For the Nine Months Ended
	September 30,		Variance
Statements of Operations Data	2024	2023	Amount	%

	(In thousands)
Revenue:
Service revenue	$2,368,138	$2,535,296	$(167,158)	(6.6)
Equipment sales and other revenue	325,192	258,791	66,401	25.7
Total revenue	2,693,330	2,794,087	(100,757)	(3.6)

Costs and expenses:
Cost of services	1,391,018	1,537,338	(146,320)	(9.5)
% of Service revenue	58.7%	60.6%
Cost of sales - equipment and other	902,846	822,118	80,728	9.8
Selling, general and administrative expenses	573,734	564,906	8,828	1.6
% of Total revenue	21.3%	20.2%
Depreciation and amortization	135,303	168,597	(33,294)	(19.7)
Total costs and expenses	3,002,901	3,092,959	(90,058)	(2.9)

Operating income (loss)	$(309,571)	$(298,872)	$(10,699)	(3.6)

Other data:
Wireless subscribers, as of period end (in millions)	6.984	7.500	(0.516)	(6.9)
Wireless subscriber additions, gross (in millions)	1.828	2.134	(0.306)	(14.3)
Wireless subscriber additions (losses), net (in millions) **	(0.394)	(0.494)	0.100	20.2
Wireless ARPU	$36.29	$36.19	$0.10	0.3
Wireless churn rate	2.99%	4.33%	(1.34)%	(30.9)
OIBDA	$(174,268)	$(130,275)	$(43,993)	(33.8)

* Percentage is not meaningful.

** Includes Government subsidized subscribers.

Wireless subscribers. We lost approximately 394,000 net Wireless subscribers during the nine months ended September 30, 2024 compared to the loss of approximately 494,000 net Wireless subscribers during the same period in 2023. This decrease in net Wireless subscriber losses primarily resulted from a lower Wireless churn rate, partially offset by lower gross new Wireless subscriber activations and lower net Government subsidized subscriber additions compared to the same period in 2023, primarily due to the ACP program funding concluding on June 1, 2024. See “Retail Wireless Segment – ACP Subscribers” for further information. Excluding the impact of net losses of Government subsidized subscribers, we added approximately 65,000 net Wireless subscribers during the nine months ended September 30, 2024.

Wireless subscribers, gross. During the nine months ended September 30, 2024, we activated approximately 1.828 million gross new Wireless subscribers compared to approximately 2.134 million gross new Wireless subscribers during the same period in 2023, a decrease of 14.3%. Our gross new Wireless subscribers for the nine months ended September 30, 2024 was negatively impacted by our emphasis on acquiring and retaining higher quality subscribers. In addition, this decrease in our gross new Wireless subscriber activations was primarily related to increased competitive pressures, including aggressive competitor marketing, discounted service plans and deeper wireless device subsidies.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Wireless churn rate. Our Wireless churn rate for the nine months ended September 30, 2024 was 2.99% compared to 4.33% for the same period in 2023. Our Wireless churn rate for the nine months ended September 30, 2024 was positively impacted by our emphasis on acquiring and retaining higher quality subscribers, partially offset by competitive pressures, including deeper wireless device subsidies. In addition, our Wireless churn rate for the nine months ended September 30, 2023 was negatively impacted by migrating subscribers off the TSA with T-Mobile and onto our new billing and operational support systems.

Service revenue. “Service revenue” totaled $2.368 billion for the nine months ended September 30, 2024, a decrease of $167 million or 6.6% compared to the same period in 2023. The decrease in “Service revenue” compared to the same period in 2023 was primarily related to a lower average Wireless subscriber base, partially offset by an increase in Wireless ARPU, discussed below.

Wireless ARPU. Wireless ARPU was $36.29 during the nine months ended September 30, 2024 versus $36.19 during the same period in 2023. The $0.10 or 0.3% increase in Wireless ARPU was primarily attributable to, among other things, a shift in subscriber plan mix to higher priced service plans, partially offset by providing ACP subscribers continued services for approximately half the charge in May 2024 and free of charge in June 2024 when the ACP program funding concluded and with service plan credits during the three months ended September 30, 2024.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $325 million for the nine months ended September 30, 2024, an increase of $66 million or 25.7% compared to the same period in 2023. The increase in “Equipment sales and other revenue” compared to the same period in 2023 was primarily related to higher revenue per unit shipped due to unit mix, partially offset by a decrease in units shipped and higher promotional subsidies. During the nine months ended September 30, 2024, we shipped a higher percentage of devices that are compatible with our 5G Network and other devices that have a higher revenue per unit.

Cost of services. “Cost of services” totaled $1.391 billion for the nine months ended September 30, 2024, a decrease of $146 million or 9.5% compared to the same period in 2023. The decrease in “Cost of services” compared to the same period in 2023 was primarily attributable to a lower average Wireless subscriber base, lower network services costs per subscriber and operational efficiencies, partially offset by higher monthly dealer incentive costs. In the third quarter of 2023, we realigned our commission structure with current business objectives to acquire higher quality, long-term subscribers, which resulted in higher monthly dealer incentive costs. The nine months ended September 30, 2023 was negatively impacted by the migration of subscribers off the TSA with T-Mobile and onto our new billing and operational support systems. We incurred duplicative costs related to our TSA with T-Mobile and our own billing and operational support systems as we migrated subscribers off the TSA with T-Mobile.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $903 million for the nine months ended September 30, 2024, an increase of $81 million or 9.8% compared to the same period in 2023. The increase in “Cost of sales – equipment and other” compared to the same period in 2023 was primarily related to higher costs per unit shipped due to unit mix, partially offset by a decrease in units shipped and higher vendor rebates. During the nine months ended September 30, 2024, we shipped a higher percentage of devices that are compatible with our 5G Network and other devices that have a higher cost per unit.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $574 million during the nine months ended September 30, 2024, a $9 million or 1.6% increase compared to the same period in 2023. This change was primarily driven by higher marketing expenditures, partially offset by lower sales commissions and a decrease in costs to support the Retail Wireless segment. The nine months ended September 30, 2023 was negatively impacted by costs of migrating subscribers off the TSA with T-Mobile and onto our new billing and operational support systems.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Depreciation and amortization. “Depreciation and amortization” expense totaled $135 million during the nine months ended September 30, 2024, a $33 million or 19.7% decrease compared to the same period in 2023. This change was primarily driven by a decrease in amortization expense from subscriber relationships related to the Boost Mobile acquisition in 2020, which became fully amortized during the second quarter of 2024.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

5G Network Deployment Segment

We initially invested a total of over $30 billion in Wireless spectrum licenses, and a portion of these licenses were included in the Sale and Transfer of Assets to EchoStar. We currently have $24 billion of investments related to Wireless spectrum licenses, which does not include $7 billion of capitalized interest related to the carrying value of such licenses. See Note 1, Note 2 and Note 9 in the Notes to our Condensed Consolidated Financial Statements for further information. We plan to commercialize our Wireless spectrum licenses through our 5G Network Deployment. We have committed to deploy our 5G Network capable of serving increasingly larger portions of the U.S. population at different deadlines.

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

Our Wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. On September 29, 2023, the FCC confirmed we have met all of our June 14, 2023 band-specific 5G deployment commitments, and two of our three nationwide 5G commitments. The single remaining 5G commitment, that at least 70% of the U.S. population has access to average download speeds equal to 35 Mbps, was achieved in March 2024 using the drive test methodology previously agreed upon by us and the FCC and overseen by an independent monitor. We currently have the largest commercial deployment of 5G VoNR in the world covering over 200 million Americans and 5G broadband service covering over 250 million Americans.

In September 2024, the FCC conditionally granted our requests to extend the 5G deployment deadlines for certain of our licenses based on several commitments, as detailed in Note 9 in the Notes to our Condensed Consolidated Financial Statements.

We may need to make significant additional investments or partner with others to, among other things, continue our 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as we continue our 5G Network Deployment, we have and may continue to incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure, software and third-party integration. As a result of these investments, among other factors, we may need to raise additional capital, which may not be available on favorable terms. We may also determine that additional wireless spectrum licenses may be required for our 5G Network Deployment and to compete effectively with other wireless service providers.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS –5G Network Deployment Segment

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023.

	For the Three Months Ended
	September 30,		Variance
Statements of Operations Data	2024	2023	Amount	%

	(In thousands)
Revenue:
Service revenue	$—	$—	$—	*
Equipment sales and other revenue	42,833	29,916	12,917	43.2
Total revenue	42,833	29,916	12,917	43.2

Costs and expenses:
Cost of services	332,690	—	332,690	*
Cost of sales - equipment and other	—	260,747	(260,747)	*
Selling, general and administrative expenses	39,636	68,315	(28,679)	(42.0)
Depreciation and amortization	269,529	163,959	105,570	64.4
Total costs and expenses	641,855	493,021	148,834	30.2

Operating income (loss)	$(599,022)	$(463,105)	$(135,917)	(29.3)

Other data:
Purchases of property and equipment, net of refunds	$231,432	$686,192	$(454,760)	(66.3)
OIBDA	$(329,493)	$(299,146)	$(30,347)	(10.1)

*  Percentage is not meaningful.

Total revenue. “Total revenue” was $43 million for the three months ended September 30, 2024, an increase of $13 million or 43.2% compared to the same period in 2023. The increase in “Total revenue” compared to the same period in 2023 was primarily related to higher intercompany MNO revenue, partially offset by lower leased spectrum revenue.

Cost of services and Cost of sales – equipment and other. “Cost of services” and “Cost of sales – equipment and other” totaled $333 million during the three months ended September 30, 2024, an increase of $72 million compared to the same period in 2023. Beginning on January 1, 2024, as we have commenced utilizing our 5G Network for commercial traffic, “Cost of services” includes certain direct costs related to our 5G Network Deployment, including lease expense on communication towers, transport, cloud services and other costs which were previously reported in “Cost of sales – equipment and other.” The increase primarily resulted from an increase in lease expense on communication towers and other costs related to our 5G Network. In addition, beginning on January 1, 2024, as we have commenced utilizing our 5G Network for commercial traffic, “Cost of services” includes certain personal costs which were previously reported in “Selling, general and administrative expenses.” See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $40 million during the three months ended September 30, 2024, a $29 million or 42.0% decrease compared to the same period in 2023. Beginning on January 1, 2024, as we have commenced utilizing our 5G Network for commercial traffic, “Cost of services” includes certain personal costs which were previously reported in “Selling, general and administrative expenses” primarily driving this decrease.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Depreciation and amortization. “Depreciation and amortization” expense totaled $270 million during the three months ended September 30, 2024, a $106 million increase compared to the same period in 2023. This change was primarily driven by an increase in depreciation and amortization expense related to 5G Network Deployment assets being placed in service. We expect our depreciation and amortization expense to increase as we continue to place 5G Network Deployment assets into service.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023.

	For the Nine Months Ended
	September 30,		Variance
Statements of Operations Data	2024	2023	Amount	%

	(In thousands)
Revenue:
Service revenue	$—	$—	$—	*
Equipment sales and other revenue	106,653	67,902	38,751	57.1
Total revenue	106,653	67,902	38,751	57.1

Costs and expenses:
Cost of services	946,250	—	946,250	*
Cost of sales - equipment and other	—	671,241	(671,241)	*
Selling, general and administrative expenses	135,030	210,258	(75,228)	(35.8)
Depreciation and amortization	772,635	385,070	387,565	*
Total costs and expenses	1,853,915	1,266,569	587,346	46.4

Operating income (loss)	$(1,747,262)	$(1,198,667)	$(548,595)	(45.8)

Other data:
Purchases of property and equipment, net of refunds	$858,030	$2,159,359	$(1,301,329)	(60.3)
OIBDA	$(974,627)	$(813,597)	$(161,030)	(19.8)

*Percentage is not meaningful.

Total revenue. “Total revenue” was $107 million for the nine months ended September 30, 2024, an increase of $39 million or 57.1% compared to the same period in 2023. The increase in “Total revenue” compared to the same period in 2023 was primarily related to higher intercompany MNO revenue, partially offset by lower leased spectrum revenue.

Cost of services and Cost of sales – equipment and other. “Cost of services” and “Cost of sales – equipment and other” totaled $946 million during the nine months ended September 30, 2024, an increase of $275 million compared to the same period in 2023. Beginning on January 1, 2024, as we have commenced utilizing our 5G Network for commercial traffic, “Cost of services” includes certain direct costs related to our 5G Network Deployment, including lease expense on communication towers, transport, cloud services and other costs which were previously reported in “Cost of sales – equipment and other.” The increase primarily resulted from an increase in lease expense on communication towers, transport, cloud services and other costs related to our 5G Network. In addition, beginning on January 1, 2024, as we have commenced utilizing our 5G Network for commercial traffic, “Cost of services” includes certain personal costs which were previously reported in “Selling, general and administrative expenses.” See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $135 million during the nine months ended September 30, 2024, a $75 million or 35.8% decrease compared to the same period in 2023. Beginning on January 1, 2024, as we have commenced utilizing our 5G Network for commercial traffic, “Cost of services” includes certain personal costs which were previously reported in “Selling, general and administrative expenses” primarily driving this decrease.

Depreciation and amortization. “Depreciation and amortization” expense totaled $773 million during the nine months ended September 30, 2024, a $388 million increase compared to the same period in 2023. This change was primarily driven by an increase in depreciation and amortization expense related to 5G Network Deployment assets being placed in service. We expect our depreciation and amortization expense to increase as we continue to place 5G Network Deployment assets into service.

OTHER CONSOLIDATED RESULTS

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023.

	For the Three Months Ended
	September 30,		Variance
Statements of Operations Data	2024	2023	Amount	%

	(In thousands)
Operating income (loss)	$(124,500)	$(41,806)	$(82,694)	*

Other income (expense):
Interest income	8,627	18,649	(10,022)	(53.7)
Interest expense, net of amounts capitalized	(160,625)	(10,173)	(150,452)	*
Other, net	18,019	(151,497)	169,516	*
Total other income (expense)	(133,979)	(143,021)	9,042	6.3

Income (loss) before income taxes	(258,479)	(184,827)	(73,652)	(39.8)
Income tax (provision) benefit, net	47,971	67,988	(20,017)	(29.4)
Effective tax rate	18.6%	36.8%
Net income (loss)	(210,508)	(116,839)	(93,669)	(80.2)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	15	22,346	(22,331)	(99.9)
Net income (loss) attributable to DISH Network	$(210,523)	$(139,185)	$(71,338)	(51.3)

*  Percentage is not meaningful.

Interest income. “Interest income” totaled $9 million during the three months ended September 30, 2024, a decrease of $10 million compared to the same period in 2023. This decrease primarily resulted from lower average cash and marketable investment securities balances and lower percentage returns earned on our cash and marketable investment securities during the three months ended September 30, 2024.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $161 million during the three months ended September 30, 2024, an increase of $150 million compared to the same period in 2023. This increase primarily resulted from the reduction of capitalized interest related to the qualifying assets being placed into service and the Sale and Transfer of Assets to EchoStar, which included the Intercompany Loan 2026 Tranche, which was previously eliminated in consolidation and held by DISH DBS, and as a result interest expense increased. During the three months ended September 30, 2024, as a result of the lower basis of our qualifying assets due to the Sale and Transfer of Assets to EchoStar and other qualifying assets, including certain bands of wireless spectrum licenses that have been placed into service with the deployment of our 5G Network, we no longer capitalize interest on those assets and as a result, capitalized interest was reduced. See Note 1, Note 2 and Note 8 in the Notes to our Condensed Consolidated Financial Statements for further information.

Other, net. “Other, net” income totaled $18 million during the three months ended September 30, 2024, compared to expense of $151 million during the same period in 2023. The three months ended September 30, 2024 was positively impacted by a $21 million gain on the Liberty Puerto Rico asset sale. The three months ended September 30, 2023 was negatively impacted by a $155 million decrease in the fair value of our option to purchase certain of T-Mobile’s 800 MHz spectrum licenses. See Note 4 and Note 9 in the Notes to our Condensed Consolidated Financial Statements for further information.

Income tax (provision) benefit, net. Our income tax benefit was $48 million during the three months ended September 30, 2024, a decrease of $20 million compared to the same period in 2023. This change was primarily related to a decrease in “Income (loss) before income taxes” and the change in our effective tax rate. Our effective tax rate during the three months ended September 30, 2024 and 2023 was impacted by federal and state valuation allowances.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023.

	For the Nine Months Ended
	September 30,		Variance
Statements of Operations Data	2024	2023	Amount	%

	(In thousands)
Operating income (loss)	$(130,292)	$487,951	$(618,243)	*

Other income (expense):
Interest income	31,794	90,907	(59,113)	(65.0)
Interest expense, net of amounts capitalized	(495,821)	(27,379)	(468,442)	*
Other, net	80,884	(120,726)	201,610	*
Total other income (expense)	(383,143)	(57,198)	(325,945)	*

Income (loss) before income taxes	(513,435)	430,753	(944,188)	*
Income tax (provision) benefit, net	80,872	(81,930)	162,802	*
Effective tax rate	15.8%	19.0%
Net income (loss)	(432,563)	348,823	(781,386)	*
Less: Net income (loss) attributable to noncontrolling interests, net of tax	3,688	64,980	(61,292)	(94.3)
Net income (loss) attributable to DISH Network	$(436,251)	$283,843	$(720,094)	*

*  Percentage is not meaningful.

Interest income. “Interest income” totaled $32 million during the nine months ended September 30, 2024, a decrease of $59 million compared to the same period in 2023. This decrease primarily resulted from lower average cash and marketable investment securities balances and lower percentage returns earned on our cash and marketable investment securities during the nine months ended September 30, 2024.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $496 million during the nine months ended September 30, 2024, an increase of $468 million compared to the same period in 2023. This increase primarily resulted from the reduction of capitalized interest related to the qualifying assets being placed into service and the Sale and Transfer of Assets to EchoStar, which included the Intercompany Loan 2026 Tranche, which was previously eliminated in consolidation and held by DISH DBS, and as a result interest expense increased. During the nine months ended September 30, 2024, as a result of the lower basis of our qualifying assets due to the Sale and Transfer of Assets to EchoStar and other qualifying assets, including certain bands of wireless spectrum licenses that have been placed into service with the deployment of our 5G Network, we no longer capitalize interest on those assets and as a result, capitalized interest was reduced. See Note 1, Note 2 and Note 8 in the Notes to our Condensed Consolidated Financial Statements for further information.

Other, net. “Other, net” income totaled $81 million during the nine months ended September 30, 2024, compared to expense of $121 million during the same period in 2023. The nine months ended September 30, 2024 was positively impacted by the $128 million gain on a sale of a financial asset to EchoStar and a $21 million gain on the Liberty Puerto Rico asset sale, partially offset by a $70 million loss in equity in earnings from our Invidi investment, including $63 million from our portion of Invidi’s goodwill impairment. The nine months ended September 30, 2023 was negatively impacted by a $192 million decrease in the fair value of our option to purchase certain of T-Mobile’s 800 MHz spectrum licenses, partially offset by $73 million of early debt extinguishment gains from the repurchases of our convertible notes. See Note 1 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Income tax (provision) benefit, net. Our income tax benefit was $81 million during the nine months ended September 30, 2024, compared to a provision of $82 million during the same period in 2023. This change was primarily related to a decrease in “Income (loss) before income taxes” and the change in our effective tax rate. Our effective tax rate during the nine months ended September 30, 2024 and 2023 was impacted by federal and state valuation allowances.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(In thousands)
Net income (loss) attributable to DISH Network	$(210,523)	$(139,185)	$(436,251)	$283,843
Interest, net	151,998	(8,476)	464,027	(63,528)
Income tax provision (benefit), net	(47,971)	(67,988)	(80,872)	81,930
Depreciation and amortization	364,199	294,797	1,122,383	806,504
Consolidated EBITDA	$257,703	$79,148	$1,069,287	$1,108,749

The changes in Consolidated EBITDA during the three and nine months ended September 30, 2024, compared to the same periods in 2023, were primarily a result of the factors described in connection with operating revenues and operating expenses, as well as the impact from changes in “Other, net” during the three and nine months ended September 30, 2024 and 2023.

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

For the Three Months Ended September 30, 2024	Pay-TV	Retail Wireless	5G Network Deployment	Eliminations	Consolidated

	(In thousands)
Segment operating income (loss)	$588,501	$(113,792)	$(599,022)	$(187)	$(124,500)
Depreciation and amortization	87,502	23,037	269,529	(15,869)	364,199
OIBDA	$676,003	$(90,755)	$(329,493)	$(16,056)	$239,699

For the Three Months Ended September 30, 2023

Segment operating income (loss)	$589,465	$(168,166)	$(463,105)	$—	$(41,806)
Depreciation and amortization	86,100	62,549	163,959	(17,811)	294,797
OIBDA	$675,565	$(105,617)	$(299,146)	$(17,811)	$252,991

For the Nine Months Ended September 30, 2024	Pay-TV	Retail Wireless	5G Network Deployment	Eliminations	Consolidated

	(In thousands)
Segment operating income (loss)	$1,926,541	$(309,571)	$(1,747,262)	$—	$(130,292)
Depreciation and amortization	258,153	135,303	772,635	(43,708)	1,122,383
OIBDA	$2,184,694	$(174,268)	$(974,627)	$(43,708)	$992,091

For the Nine Months Ended September 30, 2023

Segment operating income (loss)	$1,985,490	$(298,872)	$(1,198,667)	$—	$487,951
Depreciation and amortization	286,148	168,597	385,070	(33,311)	806,504
OIBDA	$2,271,638	$(130,275)	$(813,597)	$(33,311)	$1,294,455

The changes in OIBDA during the three and nine months ended September 30, 2024, compared to the same periods in 2023, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

Risks Relating to the DIRECTV Transaction

Termination of the Purchase Agreement or failure to otherwise complete the DIRECTV Transaction could have a material adverse impact on our business, financial condition and results of operations.

Termination of the Purchase Agreement or any failure to otherwise complete the DIRECTV Transaction may result in various adverse consequences, including:

●	our not being able to realize the anticipated benefits of the DIRECTV Transaction;
●	our business being materially adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the DIRECTV Transaction, without realizing any of the anticipated benefits of completing the DIRECTV Transaction; and
●	negative reactions from the financial markets, respective customers and other stakeholders possibly related to the above.

If any of the foregoing consequences were to occur as a result of termination of the Purchase Agreement, it could have a material adverse impact on our business, financial condition and results of operations.

The timing of the completion of the DIRECTV Transaction is not certain, and is subject to certain conditions, some of which we cannot control, which could result in the DIRECTV Transaction not being completed or being completed later than we expect, which could have a material adverse impact on our costs and revenues or otherwise reducing the anticipated benefits of the DIRECTV Transaction.

Pursuant to the Purchase Agreement, the completion of the DIRECTV Transaction is subject to certain closing conditions, including, for example, the satisfaction of certain antitrust and other regulatory approvals and the successful exchange of DISH DBS Notes, none of which have been satisfied, and the absence of legal restraints prohibiting the completion of the DIRECTV Transaction. Governmental agencies may not approve the DIRECTV Transaction or may impose conditions to any such approval or require changes to the terms of the DIRECTV Transaction. Any such conditions or changes could have the effect of delaying completion of the DIRECTV Transaction, imposing costs on or limiting our revenues or otherwise reducing the anticipated benefits of the DIRECTV Transaction. Furthermore, under the Purchase Agreement, each party’s obligation to consummate the DIRECTV Transaction is also subject to the accuracy of the representations and warranties of the other party (subject to certain qualifications and exceptions) and the performance in all material respects of the other party’s covenants under the Purchase Agreement, including, with respect to us, certain covenants regarding the operation of our business prior to completion of the DIRECTV Transaction. As a result of these conditions, we cannot provide assurance that the DIRECTV Transaction will be completed on the terms or timeline currently contemplated, or at all. If such conditions are not fulfilled by the Outside Date or, if for any other reason, the DIRECTV Transaction is not completed on or prior to the Outside Date (as defined in the Purchase Agreement), the Purchase Agreement may be terminated and the DIRECTV Transaction may not be completed.

There is no assurance that we will be able to obtain the required governmental and regulatory approvals to complete the DIRECTV Transaction, which, if delayed or not granted, is likely to delay or jeopardize the DIRECTV Transaction.

The DIRECTV Transaction is conditioned on the expiration or termination of the applicable waiting period (or extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, approval from the U.S. Federal Communications Commission (“FCC”) and possibly the consent of certain other merger control authorities and other governmental entities as set forth in the Purchase Agreement (collectively, “Regulatory Approval”). These governmental and regulatory agencies have broad discretion in administering the applicable governing regulations. As a condition to their approval of the transactions contemplated by the Purchase Agreement, those agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of our business. The required approvals may not be obtained or the required conditions to the DIRECTV Transaction may not be satisfied, or, even if the required approvals are obtained and the conditions to the completion of the DIRECTV Transaction are satisfied, the terms, conditions and timing of such approvals are uncertain. Any delay in completing the DIRECTV Transaction could have a material adverse impact on our business, financial condition and results of operations.

The DIRECTV Transaction is conditioned on the consummation of a pre-closing reorganization, which requires the completion of transfers of certain assets and liabilities between us and certain of our affiliates, which transfers may require consents from or approval of third parties.

The Purchase Agreement is conditioned, among other things, upon the consummation of a pre-closing reorganization, which requires, among other things, that certain contracts and other assets, rights and liabilities are to be transferred between DISH DBS and certain of its affiliates in connection with the DIRECTV Transaction, as further described in the Purchase Agreement. The transfer of certain of these contracts and other assets, rights and liabilities may require consents or approvals of third parties or provide other rights to third parties.

Some parties may use consent requirements or other rights to terminate contracts or obtain more favorable contractual terms from us, which, for example, could take the form of price increases for services or assets that we require, forcing us and/or our affiliates to either expend additional resources in order to obtain the services or assets previously provided under the contracts or to make arrangements with new third parties. If we do not obtain required consents or approvals, the DIRECTV Transaction may not be completed, or, if completed, we may not be reflective of the currently intended DIRECTV Transaction and we may be required to seek alternative arrangements, which may not come on a timely basis or at all, or be more costly and/or of lower quality.

The termination, modification, replacement or replication of these contracts or permits or the failure to timely complete the transfer or assignment of these contracts could have a material adverse impact on our business, financial condition and results of operations and on the prospects for completion of the DIRECTV Transaction.

We have and continue to incur substantial transaction-related costs in connection with the DIRECTV Transaction. If the DIRECTV Transaction does not occur, we will not benefit from these transaction related costs.

We have incurred and will continue to incur a number of non-recurring costs associated with the completion of the DIRECTV Transaction and the satisfaction of the related closing conditions, which could be substantial. Nonrecurring transaction costs may include, but are not limited to, fees paid to legal, financial, consulting, investment banking and accounting advisors and costs incurred in connection with obtaining required consents or approvals from governmental authorities or contract counterparties. Such costs may be material and could have a material adverse impact on our business, financial condition and results of operations. Furthermore, if the DIRECTV Transaction does not occur in a timely manner or at all, we may not be able to derive any benefit from such costs.

The announcement and pendency of the DIRECTV Transaction could have a material adverse impact on our business, financial condition and results of operations.

The announcement and pendency of the DIRECTV Transaction could cause disruptions in and create uncertainty surrounding our business, including affecting our relationships with respective existing and future customers, suppliers, vendors and employees, which could have a material adverse impact on our business, financial condition and results of operations, regardless of whether the DIRECTV Transaction is completed. In particular, we could potentially lose customers, suppliers or vendors, and new contracts with any of these third parties could be delayed, increased or decreased, and we may lose important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the DIRECTV Transaction.

Additionally, uncertainty about the completion and effect of the DIRECTV Transaction on our business, financial condition and results of operations may impair our ability to attract, retain and motivate personnel until the DIRECTV Transaction is completed. Employee retention may be particularly challenging during the pendency of the DIRECTV Transaction, as employees may feel uncertain about their future roles within each company after the completion of the DIRECTV Transaction. If such employees depart because of issues relating to the uncertainty relating to the DIRECTV Transaction or a desire not to continue to be employees of ours or DTV after the completion of the DIRECTV Transaction, this could have a material adverse impact on our business, financial condition and results of operations.

In addition, we have expended, and continue to expend, significant management resources in an effort to complete the DIRECTV Transaction, which are being diverted from our day-to-day operations and future growth plans. In addition, the failure to complete the DIRECTV Transaction may result in negative publicity and/or a negative impression of us in the investment community and may affect our relationship with employees, customers and other partners in the business community.

The Purchase Agreement subjects us to restrictions on our business activities prior to the completion of the DIRECTV Transaction.

The Purchase Agreement subjects us and our subsidiaries, particularly DISH DBS, to restrictions on our business activities prior to the completion of the DIRECTV Transaction. The Purchase Agreement obligates us generally to, among other things, operate our Pay-TV business in the ordinary course until the completion of the DIRECTV Transaction and to use our commercially reasonable efforts to preserve a substantially intact business organizations, operations and goodwill of the business and maintain in all material respects commercial relationships.

These restrictions on our business activities may adversely affect our ability to execute certain business strategies outside of the ordinary course of business, including paying dividends or making distributions, pursuing attractive business opportunities, making certain investments or acquisitions, hiring or terminating certain employees, selling, leasing, or licensing material real property, settling litigation matters, entering into certain material contracts, selling assets, engaging in capital expenditures, incurring indebtedness or making changes to its business. Such limitations could have a material adverse impact on our business, financial condition and results of operations prior to the completion of the DIRECTV Transaction.

The risks described above may be exacerbated by delays or other adverse developments with respect to the completion of the DIRECTV Transaction. For additional information, see the complete set of terms and conditions of the DIRECTV Transaction included in the Purchase Agreement.

The Purchase Agreement also obligates us to, among other things, incur certain costs, make substantial investments in the Pay-TV business and take other actions, that absent the Purchase Agreement, we may or may not have taken. Absent certain exemptions in the Purchase Agreement, we are obligated to take such actions regardless if the DIRECTV Transaction is completed. These actions may be different than the historical manner in which we ran the business.

As a holding company, we are dependent on the operations and funds of our subsidiaries.

We are a holding company with no business operations of our own. Our only significant assets are the outstanding equity interests in our subsidiaries. As a result, we rely on cash flows from subsidiaries to meet our obligations, including to service any of our debt obligations. On September 30, 2024, we announced a sale of our Pay-TV business, from which we derive a substantial portion of our cash flow. With the sale of that business, and the interim operating covenants that restrict our access to that cash, we will be required to, among other things, sell our Pay-TV business and transfer at least $400 million of cash (subject to certain upward adjustments) to DTV upon closing of the DIRECTV Transaction and we are prevented from declaring any dividend or otherwise permitting any leakage in excess of $1.520 billion (subject to certain adjustments set forth in the Purchase Agreement, including transaction expenses and certain accrued interest adjustments and adjustments tied to certain key performance indicators) between the signing and closing of the DIRECTV Transaction.

As a result, our ability to fund our Wireless business will be limited to by our cash flow from operations and ability to generate capital from our other businesses.

Item 6.EXHIBITS

Exhibits.

2.1*

Equity Purchase Agreement, dated September 29, 2024, by and between EchoStar Corporation and DirecTV Holdings, LLC (incorporated by reference from Exhibit 2.1 of the Current Report on Form 8-K of EchoStar Corporation filed September 30, 2024).

10.1*

Loan and Security Agreement, dated September 29, 2024, by and among DISH DBS Issuer LLC, as borrower, Alter Domus (US) LLC, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K of EchoStar Corporation filed September 30, 2024).

10.2*

Transaction Support Agreement, dated September 30, 2024, by and among EchoStar Corporation, DISH Network Corporation, and certain of their direct and indirect subsidiaries party thereto, and each Ad Hoc Group party thereto (incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K of EchoStar Corporation filed September 30, 2024).

31.1◻	Section 302 Certification of Chief Executive Officer.

31.2◻	Section 302 Certification of Chief Financial Officer.

32.1◻	Section 906 Certification of Chief Executive Officer.

32.2◻	Section 906 Certification of Chief Financial Officer.

101◻

The following materials from the Quarterly Report on Form 10-Q of DISH Network for the quarter ended September 30, 2024 filed on November 14, 2024, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Stockholder’s Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

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

Date:  November 14, 2024