Form 10-K
period 2024-12-31
DISH Network CORP
filed 2025-03-12
CIK 1001082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

The aggregate market value of the registrant’s voting interests held by non-affiliates on June 30, 2024 was $0.

As of March 12, 2025, the registrant’s outstanding common stock consisted of 1,000 shares of common stock, $0 par value per share.

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

SUMMARY OF RISK FACTORS

Competition and Economic Risks

●	We face intense and increasing competition from providers of video, broadband and/or wireless services. Changing consumer behavior and new technologies in our Pay-TV and/or Wireless business may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.
●	We face certain risks competing in the wireless services industry and operating a facilities-based wireless services business.
●	Our pay-TV competitors may be able to leverage their relationships with programmers to reduce their programming costs and/or offer exclusive content that will place them at a competitive advantage to us.
●	Through the MNSA and the NSA, we depend in part on T-Mobile and AT&T to provide network services to our Wireless subscribers. Our failure to effectively manage these relationships, including without limitation, our minimum commitments, any system failure in their wireless networks, interruption in the services provided to us, and/or the termination of the MNSA or the NSA could have a material adverse effect on our business, financial condition and results of operations.
●	We compete with the MNOs whose networks we partially rely on to provide wireless services to our customers, and they may seek to limit, reduce or terminate our network access to the extent that it becomes competitively advantageous to do so.
●	If we are unable to take advantage of technological developments on a timely basis, or at all, we may experience a decline in demand for our services or face challenges in implementing or evolving our business strategy.

Operational and Service Delivery Risks

●	Any deterioration in our operational performance, subscriber activations and churn rate and subscriber satisfaction could adversely affect our business, financial condition and results of operations.

i

●	We depend on others to provide the programming that we offer to our Pay-TV subscribers and, if we fail to obtain or lose access to certain programming, our Pay-TV subscriber activations and our subscriber churn rate may be negatively impacted.
●	We have limited satellite capacity and any failures or reduced capacity, caused by, among other things, operational and environmental risks, could adversely affect our business, financial condition and results of operations.
●	Extreme weather may result in risk of damage to our infrastructure and therefore our ability to provide services, and may lead to changes in federal, state and foreign government regulation, all of which could materially and adversely affect our business, results of operations and financial condition.
●	We rely on a single vendor or a limited number of vendors to provide certain key products or services to us, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.
●	We depend on independent third parties to solicit orders for our services that represent a meaningful percentage of our total gross new subscriber activations.

Risks Related to our Human Capital

●	We rely on highly skilled personnel for our business, and any inability to hire and retain key personnel or to hire qualified personnel may negatively affect our business, financial condition and results of operations.
●	Our business growth and customer retention strategies rely in part on the work of technically skilled employees.

Risks Related to our Products and Technology

●	Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.
●	We are, and may become, party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.
●	If our products contain defects, we could be subject to significant costs to correct such defects and our product and network service contracts could be delayed or cancelled, which could adversely affect our revenue.

Risks Related to Cybersecurity

●	We have experienced and may experience in the future consistent cyber-attacks and attempts to gain unauthorized access to our systems and any failure or inadequacy of our information technology infrastructure and communications systems or those of third parties that we use in our operations could disrupt or harm our business.
●	The confidentiality, integrity and availability of our services and products depends on the continuing operation of our information technology and other enabling systems.

Acquisition and Capital Structure Risks

●	We have substantial debt outstanding and may incur additional debt and covenants in our Indentures could limit our ability to undertake certain types of activities and adversely affect our liquidity.
●	We may pursue acquisitions, dispositions, capital expenditures, the development, acquisition and launch of new satellites and other strategic initiatives to complement or expand our business, which may not be successful and we may lose a portion or all of our investment in these acquisitions and transactions.
●	We have made substantial investments to acquire certain wireless spectrum licenses and other related assets, and may be unable to realize a return on these assets.

ii

●	We may need additional capital, which may not be available on favorable terms or at all, to fund current obligations, to continue investing in our business and to finance acquisitions and other strategic transactions.
●	Our parent, EchoStar, is controlled by one principal stockholder, who is also our Chairman.

Risks Related to the Regulation of Our Business

●	Our services depend on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

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

OVERVIEW

DISH Network is a holding company that was organized in 1995 as a corporation under the laws of the State of Nevada. Its subsidiaries, together with DISH Network Corporation, are referred to as “DISH Network,” the “Company,” “we,” “us” and/or “our,” unless otherwise required by the context. DISH Network is a wholly-owned subsidiary of EchoStar Corporation (“EchoStar”), a publicly traded company listed on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “SATS.” Our principal executive offices are located at 9601 South Meridian Boulevard, Englewood, Colorado 80112 and our telephone number is (303) 723-1000. We refer readers of this report to EchoStar’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Recent Developments

DIRECTV Transaction

On September 29, 2024, we and DIRECTV Holdings, LLC (“DTV”), entered into an Equity Purchase Agreement (the “Purchase Agreement”). Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, DTV agreed to acquire from us all of the issued and outstanding equity interests of DISH DBS Corporation (“DISH DBS”), which operates our Pay-TV business.

Following written notice from DTV received on November 20, 2024, DTV terminated the Purchase Agreement effective at 11:59 pm ET on November 22, 2024 pursuant to Section 7.01(a)(iv) of the Purchase Agreement because the DISH DBS Exchange Offers (as defined in Note 9 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K) were not consummated by the Exchange Offer Settlement Date (as defined in the Purchase Agreement). No termination fee or other payment was due from either party to the other as a result of the termination of the Purchase Agreement.

Segments

DISH Network Corporation is a holding company. Its subsidiaries currently operate two primary business segments: (1) Pay-TV and (2) Wireless. Historically, we reported three primary business segments: (1) Pay-TV; (2) Retail Wireless and (3) 5G Network Deployment. See Note 14 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

The SLING branded pay-TV services consist of, among other things, multichannel, live-linear and on-demand streaming over-the-top (“OTT”) Internet-based domestic, international, Latino and Freestream video programming services (“SLING TV”). As of December 31, 2024, we had 7.778 million Pay-TV subscribers in the United States, including 5.686 million DISH TV subscribers and 2.092 million SLING TV subscribers.

Wireless

Our Wireless segment provides wireless communication services (“Wireless” services) and products. We currently offer our Wireless services for 5G voice over new radio (“VoNR”) to over 220 million Americans and for 5G broadband service to over 268 million Americans, as well as a competitive portfolio of wireless devices.

We offer nationwide Wireless services to subscribers primarily under our Boost Mobile® and Gen Mobile® brands. Prepaid Wireless subscribers generally pay in advance for monthly access to wireless talk, text and data services. Postpaid Wireless subscribers are qualified to pay after receiving wireless talk, text and data services, and may also qualify for certain device financing arrangements.

We are currently operating primarily as a mobile virtual network operator (“MVNO”) as we continue our 5G Network Deployment and commercialize and grow customer traffic on our 5G Network. We are transitioning to a mobile network operator (“MNO”) as our 5G Network, defined below, has become commercially available and we grow customer traffic on our 5G Network. We are currently activating Boost Mobile subscribers with compatible devices onto our 5G Network in markets where we have reached VoNR. We currently offer a broad range of premium wireless devices on our 5G Network, including the Apple iPhone 15 and newer generation iPhones. We have deployed 5G VoNR covering over 220 million Americans. Within our MVNO operations, today we depend in part on T-Mobile and AT&T to provide us with network services under the amended Master Network Services Agreement (“MNSA”) and Network Services Agreement (the “NSA”), respectively. As of December 31, 2024, we had 6.995 million Wireless subscribers.

We initially invested a total of over $30 billion in Wireless spectrum licenses, and a portion of these licenses were included in the Sale and Transfer of Assets to EchoStar. We currently have $24 billion of investments related to Wireless spectrum licenses, which does not include $7 billion of capitalized interest related to the carrying value of such licenses. See Note 1, Note 2 and Note 13 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information. We continue to commercialize our Wireless spectrum licenses through the completion of the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G network (our “5G Network Deployment”). We have committed to the FCC to deploy a facilities-based 5G broadband network (our “5G Network”) capable of serving increasingly larger portions of the U.S. population at different deadlines.

Our Wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. On September 29, 2023, the FCC confirmed we met all of our June 14, 2023 band-specific 5G deployment commitments, and two of our three nationwide 5G commitments. The single remaining 5G commitment, that at least 70% of the U.S. population has access to average download speeds equal to 35 Mbps, was achieved in March 2024 using the drive test methodology previously agreed upon by us and the FCC and overseen by an independent monitor. We currently have the largest commercial deployment of 5G VoNR in the world covering over 220 million Americans and 5G broadband service covering over 268 million Americans.

In September 2024, the FCC conditionally granted our requests to extend the 5G deployment deadlines for certain of our Wireless spectrum licenses based on several commitments and in a January 10, 2025 filing to the FCC, we certified to meeting the accelerated buildout (Commitments #2 and #3 of the Extension Request) and the nationwide 80% coverage obligations (Commitment #1 of the Extension Request) due by December 31, 2024. Thus, pursuant to the Extension Request, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be extended to December 14, 2026.

In addition, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be further extended to June 14, 2028 as long as we satisfy the remaining Extension Request commitments. See Note 13 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for definitions and further details.

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

●	Products with the Best Technology. We offer a wide selection of local and national HD programming and are a technology leader in our industry, offering award-winning DVRs (including our Hopper® whole-home HD DVR), multiple tuner receivers, video on demand and external hard drives. We offer several SLING TV services, including SLING Orange (our single-stream SLING domestic service), SLING Blue (our multi-stream SLING domestic service), International, Latino and Freestream, among others, as well as add-on extras, direct to consumer services, pay-per-view events and a cloud-based DVR service.

●	Outstanding Customer Service. We strive to provide outstanding customer service by, among other things, improving the quality of the initial installation of subscriber equipment, improving the reliability of our equipment, better educating our customers about our products and services, and resolving customer problems promptly and effectively when they arise.

●	Great Value. We have historically been viewed as the low-cost provider in the pay-TV industry in the United States. However, today with DISH TV, we are focused on a message of Service, Value and Technology. We also offer a differentiated customer experience with our award-winning Hopper® platform that integrates voice control, access to apps including Netflix, Prime Video and YouTube, and the ability to watch live, recorded and On Demand content anywhere with the DISH Anywhere mobile application. As another example, our SLING Orange service and our SLING Blue service are two of the lowest priced live-linear online streaming services in the industry.

WIRELESS

Business Strategy - Wireless

Our Wireless segment business strategy is to expand our current target segments and profitably grow our Wireless subscriber base and commercialize and grow customer traffic on our 5G Network. We intend to grow our Wireless subscriber base by acquiring and retaining high quality subscribers with competitive offers, choice and outstanding customer service that better meet those subscribers’ needs and budget.

We offer nationwide Wireless services to subscribers primarily under our Boost Mobile and Gen Mobile brands, as well as a competitive portfolio of wireless devices. We offer customers value by providing choice and flexibility in our Wireless services. Prepaid Wireless subscribers generally pay in advance for monthly access to wireless talk, text and data services. Postpaid Wireless subscribers are qualified to pay after receiving wireless talk, text and data services, and may also qualify for certain device financing arrangements.

Boost Mobile postpaid. During 2023, we launched our nationwide expansion of our Boost Mobile postpaid Wireless service. At the end of the third quarter of 2023, we began offering premium wireless devices, including Apple products. We currently offer a broad range of premium wireless devices on our 5G Network, including the Apple iPhone 15 and newer generation iPhones.

We are currently operating primarily as an MVNO as we continue our 5G Network Deployment and commercialize and grow customer traffic on our 5G Network. We are transitioning to an MNO as our 5G Network has become commercially available and we grow customer traffic on our 5G Network. We are currently activating Boost Mobile subscribers with compatible devices onto our 5G Network in markets where we have reached VoNR. We have deployed 5G VoNR covering over 220 million Americans. Within our MVNO operations, today we depend in part on T-Mobile and AT&T to provide us with network services under the MNSA and NSA, respectively.

We initially invested a total of over $30 billion in Wireless spectrum licenses, and a portion of these licenses were included in the Sale and Transfer of Assets to EchoStar. We currently have $24 billion of investments related to Wireless spectrum licenses, which does not include $7 billion of capitalized interest related to the carrying value of such licenses. See Note 1, Note 2 and Note 13 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information. We continue to commercialize our Wireless spectrum licenses through the completion of our 5G Network Deployment. We have committed to the FCC to deploy our 5G Network capable of serving increasingly larger portions of the U.S. population at different deadlines.

We may need to raise additional capital in the future, which may not be available on favorable terms or at all, to fund the efforts described below, as well as, among other things, make any potential Northstar Re-Auction Payment and SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC. There can be no assurance that we will be able to complete all build-out requirements or profitably deploy our Wireless spectrum licenses, which may affect the carrying amount of these assets and our future financial condition or results of operations. See Note 13 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Our Wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. On September 29, 2023, the FCC confirmed we met all of our June 14, 2023 band-specific 5G deployment commitments, and two of our three nationwide 5G commitments. The single remaining 5G commitment, that at least 70% of the U.S. population has access to average download speeds equal to 35 Mbps, was achieved in March 2024 using the drive test methodology previously agreed upon by us and the FCC and overseen by an independent monitor. We currently have the largest commercial deployment of 5G VoNR in the world covering over 220 million Americans and 5G broadband service covering over 268 million Americans.

In September 2024, the FCC conditionally granted our requests to extend the 5G deployment deadlines for certain of our Wireless spectrum licenses based on several commitments and in a January 10, 2025 filing to the FCC, we certified to meeting the accelerated buildout (Commitments #2 and #3 of the Extension Request) and the nationwide 80% coverage obligations (Commitment #1 of the Extension Request) due by December 31, 2024. Thus, pursuant to the Extension Request, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be extended to December 14, 2026. In addition, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be further extended to June 14, 2028 as long as we satisfy the remaining Extension Request commitments. See Note 13 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for definitions and further details.

We may need to make significant additional investments or partner with others to, among other things, continue our 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as we continue our 5G Network Deployment, we have and may continue to incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure, software and third-party integration. As a result of these investments, among other factors, we may need to raise additional capital, which may not be available on favorable terms or at all. We may also determine that additional wireless spectrum licenses may be required for our 5G Network Deployment, which will enhance our ability to compete effectively with other wireless service providers.

WEBSITE ACCESS

We voluntarily file with the SEC and are not subject to the informational requirements of Section 13(a) or 15(d) of the Exchange Act.  Our SEC filings may be accessed free of charge through the website of our parent, EchoStar, as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC. The address of that website is https://ir.echostar.com/.

Item 1A. RISK FACTORS

The risks and uncertainties described below are not the only ones facing us. If any of the following events occur or evolve in a way different than expected, our business, financial condition, or results of operations could be materially and adversely affected.

Competition and Economic Risks

We face intense and increasing competition from providers of video, broadband and/or wireless services, which may require us to further increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.

Our Pay-TV business faces substantial competition from established pay-TV providers and broadband service providers and increasing competition from companies providing/facilitating the delivery of video content via the Internet to computers, televisions and other streaming and mobile devices, including, but not limited to, wireless service providers. In recent years, the traditional pay-TV industry has matured, and industry consolidation and convergence have created competitors with greater scale and multiple product/service offerings. Some of these services charge nominal or no fees for access to their content, which could adversely affect demand for our Pay-TV services. Moreover, new technologies have been, and will likely continue to be, developed that further increase the number of competitors we face with respect to video services, including, but not limited to, competition from piracy-based video offerings. These developments, among others, have contributed to intense and increasing competition, which we expect to continue.

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

As a result of certain acquisitions we have entered the Wireless business. We have made substantial investments to acquire certain wireless spectrum licenses. We plan to commercialize our Wireless spectrum licenses through the completion of our 5G Network Deployment. A Wireless services business presents certain risks. Any of the following risks, among others, may have a material adverse effect on our future business, results of operations and financial condition.

●	The wireless services industry is dominated by incumbents. We have limited experience in the wireless services industry, which is an industry with increasing subscriber demands for data services that require increasing capital resources to maintain a robust network. The wireless services industry has incumbent and established competitors such as Verizon, AT&T and T-Mobile, each with substantial market share. These companies have, among other things, greater financial, marketing and other resources than us, and have existing cost and operational advantages that we lack. Market saturation is expected to continue to cause subscriber growth rates in the wireless services industry to moderate in comparison to historical growth rates, leading to increased competition for subscribers. As the industry matures, competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of wireless services. Furthermore, the cost of attracting a new subscriber is generally higher than the cost associated with retaining an existing subscriber. In addition, we face increasing competition from wireless telecommunications providers who offer mobile video offerings or partner with others to create bundled offerings. Wireless mobile video offerings have become more prevalent in the marketplace as wireless telecommunications providers have expanded the fifth generation of wireless communications. As previously noted, mergers and acquisitions, joint ventures and alliances among cable television providers, telecommunications companies, programming providers and others may result in, among other things, greater scale and financial leverage and increase the availability of offerings from providers capable of bundling video, broadband and/or wireless services in competition with our services. Such companies may be able to, among other things, pressure third-party content owners and programmers to withhold online rights from us; utilize their increased leverage over third-party content owners and programmers to reduce the price they pay for programming at the expense of other MVPDs, including us; thwart our ability to compete in the wireless market, by, among other things, refusing to enter into data roaming agreements with us; foreclose or degrade our online video offerings at various points in the broadband pipe; and impose data caps on consumers who access our online video offerings. See “Item 1. Business – Overview –Wireless” and “Item 7. Management’s Narrative Analysis of Results of Operations –Wireless Segment” in this Annual Report on Form 10-K for further information.

●	Our ability to compete effectively in the wireless services industry is dependent on a number of factors. Our ability to compete effectively in the wireless services industry depends on, among other things, our network quality, capacity and coverage; the pricing of our products and services; the quality of subscriber service; our development of new and enhanced products and services; the reach and quality of our sales and distribution channels; our ability to predict and adapt to future changes in technologies and changes in consumer demands; and our capital resources. It also depends on how successfully we anticipate and respond to various competitive factors affecting the industry, including, among others, new technologies and business models, products and services that may be introduced by competitors, changes in consumer preferences, the demand for and usage of data, video and other voice and non-voice services, demographic trends, economic conditions and discount pricing and other strategies that may be implemented by competitors. It may be difficult for us to differentiate our products and services from other competitors in the industry, which may limit our ability to attract and retain subscribers. Our success also may depend on our ability to access and deploy adequate spectrum, deploy new technologies and offer attractive products and services to subscribers. For example, we may not be able to obtain and offer certain technologies, features or services that are subject to competitor patents or other exclusive arrangements. Our success and financial results also depend on, among other factors, our ability to achieve a lower cost structure in our 5G Network Deployment and commercialization of our 5G Network. As we complete our 5G Network Deployment and continue to transition our business to an MNO from an MVNO, our results of operations and financial performance will depend in part on our ability to offer wireless services more cost effectively than we are able to do so through the use of our current MVNO agreements.

●	We depend on certain third parties to provide us with infrastructure and products and services. We depend on various key suppliers and vendors to provide us, directly or through other suppliers, with infrastructure, equipment and services, such as switch and network equipment, handsets and other devices and equipment that we would need in order to operate a wireless services business and provide products and services to our subscribers. For example, handset and other device suppliers often rely on one vendor for the manufacture and supply of critical components, such as chipsets, used in their devices. If these suppliers or vendors fail to provide equipment or services on a timely basis, or at all, or fail to meet performance expectations, we may be unable to provide products and services as and when expected by our subscribers. Any difficulties experienced with these suppliers and vendors could result in additional expense and/or delays in operating our Wireless services. Our efforts involve significant expense and require strategic management decisions on, and timely implementation of, among other things, equipment choices, network deployment and management and service offerings. In addition, these suppliers and vendors may also be subject to litigation with respect to technology on which we depend, including, but not limited to, litigation involving claims of patent infringement. In addition, our 5G Network Deployment utilizes an O-RAN architecture, which is designed to, among other things, incorporate components sourced from various third-party suppliers. Generally, these third-party suppliers do not ensure that their products will integrate with components provided by other third-party suppliers. As a result, we generally serve as the overall system integrator. Failure of these products to, among other things, effectively interoperate with one another could adversely affect our financial performance, including, but not limited to, our ability to complete our 5G Network Deployment on a cost-effective or timely basis or at all. In addition, from time to time, we may make certain changes to these products. Failure to successfully implement the changes may result in, among other things, increased operating costs, increased capital expenditures and reduced network performance, each of which, individually or in the aggregate, could adversely affect our operating results and financial condition.

●	Wireless services and our Wireless spectrum licenses are subject to government regulation. Wireless services and our Wireless spectrum licenses are subject to regulation by the FCC and other federal, state and local, as well as international, governmental authorities. These governmental authorities could adopt regulations or take other actions that would adversely affect our business prospects, making it more difficult and/or expensive to complete our 5G Network Deployment and to further commercialize our Wireless spectrum licenses or acquire additional licenses. The licensing, construction, operation, sale and interconnection arrangements of wireless telecommunications systems are regulated by the FCC and, depending on the jurisdiction, other federal and international, state and local regulatory agencies. In particular, the FCC imposes significant regulation on licensees of wireless spectrum with respect to, among other things, how radio spectrum is used by licensees, the nature of the services that licensees may offer and how the services may be offered and resolution of issues of interference between spectrum bands. The FCC grants wireless licenses for terms of generally 10-12 years that are subject to acceleration, renewal or revocation based on certain factors depending on the license including, among others, public interest considerations, level and quality of services and/or operations provided by the licensee, frequency and duration of any interruptions or outages of services and/or operations provided by the licensee, and the extent to which service is provided to, and/or operation is provided in, rural areas and tribal lands. For example, the FCC currently has an open proceeding considering whether to permit MVDDS licensees to become Fixed Service operators. We cannot predict either the outcome of this proceeding or any potential impact it might have on our operations.

There can be no assurances that our Wireless spectrum licenses will be renewed or that we will be able to obtain additional licenses. Failure to comply with FCC requirements in a given license area could result in revocation of the license for that license area. In addition, the FCC uses its transactional “spectrum screen” to identify prospective wireless transactions that may require additional competitive scrutiny. If a proposed transaction would exceed the spectrum screen threshold, the FCC undertakes a more detailed analysis of relevant market conditions in the impacted geographic areas to determine whether the transaction would reduce competition without offsetting public benefits. If a proposed spectrum acquisition exceeds the spectrum screen trigger, such additional review could extend the duration of the regulatory review process and there can be no assurance that such proposed spectrum acquisition would ultimately be completed, in whole or in part. In addition, from time to time, we may seek modification and/or waiver of certain build out or other requirements of our licenses from the applicable government agency. Historically, we have successfully negotiated such modifications and/or waivers. However, there can be no guarantee that we will continue to be successful and that failure to meet requirements of our license may result in, among other things, adverse government action, including, but not limited to, acceleration of build out deadlines or cancellation or revocation of our licenses.

Our pay-TV competitors may be able to leverage their relationships with programmers to reduce their programming costs and/or offer exclusive content that will place them at a competitive advantage to us.

The cost of programming represents the largest percentage of our overall Pay-TV costs. Certain of our competitors own directly, partner with and/or are affiliated with companies that own programming content that may enable them to obtain lower programming costs or offer exclusive programming that may be attractive to prospective or existing subscribers. Unlike our larger cable and satellite competitors, some of which also provide internet or broadband based pay-TV services, we have not made significant investments in programming providers. In addition, certain programmers have begun offering a greater amount of their content on a direct-to-consumer basis, including, but not limited to, exclusive and non-exclusive content. As a result, it may be more difficult for us to obtain access to such programming networks on nondiscriminatory and fair terms, or at all. See “Item 1. Business – Government Regulations – FCC Regulations Applicable to Our Operations – Cable Act and Program Access” in EchoStar’s Annual Report on Form 10-K for the year ended December 31, 2024 for further information.

Through the MNSA and the NSA, we depend in part on T-Mobile and AT&T to provide network services to our Wireless subscribers. Our failure to effectively manage these relationships, including without limitation, our minimum commitments, any system failure in their wireless networks, interruption in the services provided to us and/or the termination of the MNSA or the NSA could have a material adverse effect on our business, financial condition and results of operations.

In July 2021, we entered into the NSA with AT&T to provide us with wireless network services. Under the NSA, we have committed to activate on AT&T a minimum percentage of certain of our Wireless subscribers and to utilize AT&T’s network for a minimum specified percentage of our domestic roaming data usage. In 2020 in connection with the Asset Purchase Agreement, we entered into a master network services agreement with T-Mobile to provide us with wireless network services for a period of seven years (the “Prior MNSA”). In June 2022, we and T-Mobile entered into the MNSA, which amended the Prior MNSA. Under the MNSA, we agreed to a minimum purchase commitment to T-Mobile, subject to certain terms and conditions.

As a result, failure to meet the minimum commitments to AT&T or T-Mobile could have a material adverse effect on our business, financial condition and results of operations. For example, failure to meet our minimum commitments could result in, among other things, the acceleration of financial commitments and potential termination of the NSA or the MNSA, respectively.

As we continue our 5G Network Deployment, we currently depend in part on T-Mobile and AT&T to provide us with network services pursuant to the MNSA and the NSA, respectively, primarily in areas our 5G Network doesn’t cover. We rely on T-Mobile and AT&T to, among other things, maintain their wireless facilities and government authorizations and to comply with government policies and regulations. If T-Mobile or AT&T fails to do so, our subscriber activations and churn rate could be negatively impacted, which in turn could have a material adverse effect on our business, financial condition and results of operations. As a result, failure to manage these relationships, including, but not limited to, effectively activating subscribers on the optimal network, transitioning subscribers to a different network, managing the existing subscriber base and vendor relationships and meeting certain minimum commitments could have a material adverse effect on our business, financial condition and results of operations.

In the event that a termination under the NSA or the MNSA were to occur, our Wireless subscribers may need to obtain a new device, a new SIM card or receive a software update to continue receiving Wireless services from us. These required measures could cause significant disruption to our Wireless subscriber base which could result in, among other things, a significant increase in our churn rate. A termination of either the NSA or the MNSA, respectively, could result in significant financial and operational challenges to mitigate such termination, and there can be no assurances that any attempts to mitigate a termination event would be successful on an acceptable timeframe or at all.

We compete with the MNOs whose networks we partially rely on to provide wireless services to our customers, and they may seek to limit, reduce or terminate our network access to the extent that it becomes competitively advantageous to do so.

We are able to offer wireless services to our customers through the 5G Network, and through our existing agreements with AT&T and T-Mobile, both of whom are competitors of ours. While our agreements with AT&T and T-Mobile had ten and seven-year terms from the date of signing, respectively, to the extent that either network service provider experiences, among other things, network capacity challenges, it is possible that our subscribers could be de-prioritized for access to those networks. Further, AT&T and/or T-Mobile may decide not to renew their agreements with us at acceptable rates, or at all or impose other obligations that we are unable or unwilling to accept. Any reduction in, or loss of, access to those networks in the future could significantly impact our ability to provide services to our subscribers and in turn have a material adverse effect on our business, financial condition and results of operations.

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

In addition, many network operators that provide consumers with broadband service also provide these consumers with video programming, and these network operators may have an incentive to use their network infrastructure in a manner adverse to our continued growth and success. These risks may be exacerbated to the extent network operators are able to provide preferential treatment to their data, including, for example, by offering wireless subscribers access to owned or preferred video content over the Internet without counting against a subscriber’s monthly data caps, which may give an unfair advantage to the network operator’s own or partners video content.

We cannot predict with any certainty the impact to our business that may result from changes in how network operators handle and charge for access to data that travels across their networks.

Economic weakness and uncertainty may adversely affect our ability to grow or maintain our business.

Our ability to grow or maintain our business may be adversely affected by economic weakness and uncertainty, which could result in the following:

●	Fewer subscriber activations and increased subscriber churn rate. We could face fewer subscriber activations and increased subscriber churn rate due to, among other things: (i) certain economic factors that impact consumers, including, among others, inflation, rising interest rates, a potential downturn in the housing market in the United States (including a decline in housing starts) and higher unemployment, which could lead to a lack of consumer confidence and lower discretionary spending; (ii) increased price competition for our products and services; and (iii) the potential loss of independent third-party retailers, who generate a meaningful percentage of our gross new DISH TV and Wireless subscriber activations, because many of them are small businesses that are more susceptible to the negative effects of economic weakness. In particular, our DISH TV churn rate and Wireless churn rate may increase with respect to subscribers who purchase our lower tier programming packages and Wireless services, and who may be more sensitive to economic weakness.
●	Higher subscriber acquisition and retention costs. Our profits may be adversely affected by increased subscriber acquisition and retention costs necessary to attract and retain high-quality subscribers during a period of economic weakness.

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

If our operational performance and subscriber satisfaction with respect to our Pay-TV and/or Wireless businesses were to deteriorate, we may experience a decrease in subscriber activations and an increase in our subscriber churn rate, which could have a material adverse effect on our business, financial condition and results of operations. To improve our operational performance, we continue to make investments in staffing, training, information systems and other initiatives, primarily in our call center and in-home service operations, and our Wireless business operations. These investments are intended to, among other things, help combat inefficiencies introduced by the increasing complexity of our business, improve subscriber satisfaction, reduce subscriber churn, increase productivity and allow us to scale better over the long run. We cannot, however, be certain that our spending will ultimately be successful in improving our operational performance, and if unsuccessful, we may have to incur higher costs to improve our operational performance. While we believe that such costs will be outweighed by longer-term benefits, there can be no assurance when or if we will realize these benefits at all.

If our subscriber activations decrease, or if our subscriber churn rate, subscriber acquisition costs or retention costs increase, our financial performance will be adversely affected.

We may incur increased costs to acquire new subscribers and retain existing subscribers to some or all of our Pay-TV or Wireless businesses. For example, with respect to our Pay-TV business, our gross new DISH TV subscriber activations, net DISH TV subscriber additions, and DISH TV churn rate continue to be negatively impacted by stricter subscriber acquisition and retention policies for our DISH TV subscribers, including, but not limited to, higher quality subscribers. Retention costs with respect to our DISH TV services may be driven higher by, among other things, increased upgrades of existing subscribers’ equipment.

Although we expect to continue to incur expenses, such as providing retention credits and other subscriber acquisition and retention expenses, including, but not limited to, device subsidies and upgrade discounts, to attract and retain subscribers, there can be no assurance that our efforts will generate new subscribers or result in a lower churn rate. Our subscriber acquisition costs and our subscriber retention costs can vary significantly from period to period and can cause material variability to our net income (loss) and free cash flow. Any material increase in subscriber acquisition or retention costs from current levels could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, increases in programming costs cause us to increase the rates that we charge our Pay-TV subscribers, which could in turn cause our existing Pay-TV subscribers to disconnect service. Therefore, we may be unable to pass increased programming costs on to our subscribers, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our ability to earn revenue from our Pay-TV business depends on, among other things, the usefulness of our owned and leased satellites, each of which has a limited useful life. A number of factors affect the useful lives of the satellites, including, among other things, the quality of their construction, the durability of their component parts, the ability to continue to maintain proper orbits and control over the satellites’ functions, the efficiency of the launch vehicles used and the remaining on-board fuel following in-orbit insertion. Generally, the minimum design life of each of our owned and leased satellites ranges from 12 to 15 years. We can provide no assurance, however, as to the actual useful lives of any of these satellites. Our operating results could be adversely affected if the useful life of any of our owned or leased satellites was significantly shorter than the minimum design life.

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

Extreme weather has the potential to directly damage our network facilities and other infrastructure and/or disrupt our ability to build and maintain portions of our network and could potentially disrupt suppliers’ ability to, among other things, provide the products and services we require to support our operations. Any such disruption could delay our 5G Network Deployment plans, interrupt service for our customers, increase our costs and have a negative effect on our operating results and financial condition. The potential physical effects of extreme weather, such as storms, floods, fires, freezing conditions, sea-level rise and other adverse weather events, could negatively affect our operations and infrastructure and, as a result, our financial results. Operational impacts resulting from extreme weather, such as, among other things, damage to our 5G Network infrastructure, could result in increased costs and loss of revenue. We could be required to incur significant costs to improve the resiliency of our infrastructure and otherwise prepare for, respond to and mitigate such weather events. It is impossible to accurately predict the materiality of any potential losses or costs associated with extreme weather.

Our failure to effectively invest in, introduce and implement new competitive products and services could cause our products and services to become obsolete and could negatively impact our business.

Technology in the pay-TV and wireless industries changes rapidly as new technologies are developed, which could cause our products and services to become obsolete. We and our suppliers may not be able to keep pace with technological developments. Our operating results are dependent to a significant extent upon our ability to continue to introduce new products and services, to upgrade existing products and services on a timely basis and to reduce costs of our existing products and services. We may not be able to successfully identify new product or service opportunities or develop and market these opportunities in a timely or cost-effective manner.

The research and development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and investment. The success of new product and service development depends on many factors, including among others, the following:

●	the difficulties and delays in the development, production, timely completion, testing and marketing of products and services;
●	the cost of the products and services;
●	the proper identification of subscriber needs and subscriber acceptance of products and services;
●	the development of, approval of and compliance with industry standards;
●	the amount of resources we must devote to the development of new technologies; and
●	the ability to differentiate our products and services and compete with other companies in the same markets.

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

If our products and services are not competitive or perceived as not competitive, our business could suffer and our financial performance could be negatively impacted. Our products and services may also experience quality problems, including, but not limited to, outages and service slowdowns, from time to time. If the quality of our products and services does not meet our subscribers’ expectations, then our business, and ultimately our reputation, could be negatively impacted.

We rely on a single vendor or a limited number of vendors to provide certain key products or services to us, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.

Historically, we have contracted with and rely on a single vendor or a limited number of vendors to provide certain key products or services to us such as information technology support, billing systems, security access devices and many components that we provide to subscribers in order to deliver services from our Pay-TV and Wireless businesses. We also rely on a limited number of vendors to supply our wireless devices and wireless network equipment used in connection with our 5G Network Deployment. If these vendors are unable to meet our needs because, among other things, they fail to perform adequately, are no longer in business, are experiencing shortages or supply chain issues or discontinue a certain product or service we need, our business, financial condition and results of operations may be adversely affected.

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

While alternative sources for these products and services exist, we may not be able to develop these alternative sources quickly and cost-effectively, or at all, which could materially impair our ability to timely deliver our products to our subscribers or operate our business. Furthermore, our vendors may request changes in pricing, payment terms or other contractual obligations between the parties, which could require us to make substantial additional investments or find alternative arrangements.

We depend on independent third parties to solicit orders for our services that represent a meaningful percentage of our total gross new subscriber activations.

While we offer products and services through direct sales channels, a meaningful percentage of our total gross new subscriber activations are generated through independent third parties such as small retailers, direct marketing groups, local and regional consumer electronics stores, nationwide retailers, and telecommunications companies. Most of our independent third-party retailers are not exclusive to us and some of our independent third-party retailers may favor our competitors’ products and services over ours based on the relative financial arrangements associated with marketing our products and services and those of our competitors. Furthermore, most of these independent third-party retailers are significantly smaller than we are and may be more susceptible to economic weaknesses that make it more difficult for them to operate profitably. From time to time, we may adjust the economic terms of agreements with our independent third-party retailers to, among other things, further align our interests with theirs. It may be difficult to better align our interests with our independent third-party retailers because of their capital and liquidity constraints. In addition, any changes we may make may not result in the intended benefits on an acceptable timeline or at all and as a result, negatively affect our operating results. Loss of these relationships could have an adverse effect on our subscriber base and certain of our other key operating metrics because we may not be able to develop comparable alternative distribution channels.

Risks Related to our Human Capital

We rely on highly skilled personnel for our business, and any inability to hire and retain key personnel or to hire qualified personnel may negatively affect our business, financial condition and results of operations.

We believe that our future success depends to a significant extent upon the performance of Mr. Charles W. Ergen, our Chairman, and certain other key executives. The loss of Mr. Ergen or certain other key executives, the ability to effectively provide for the succession of our senior management or the ability of Mr. Ergen or such other key executives to devote sufficient time and effort to our businesses could have a material adverse effect on our business, financial condition and results of operations. Although some of our key executives may have agreements relating to their equity compensation that limit their ability to work for or consult with competitors, we generally do not have employment agreements with them.

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

Satellite construction and launch are subject to significant risks, including, but not limited to, manufacturing and delivery delays, anomalies, launch failure and incorrect orbital placement. The technologies in our satellite designs are very complex and difficulties in constructing our designs could result in delays in the deployment of our satellites or increased or unanticipated costs. There can be no assurance that the technologies in our existing satellites or in new satellites that we design, acquire and build will work as we expect, will not become obsolete, that we will realize any or all of the anticipated benefits of our satellite designs or our new satellites and/or that we will obtain all regulatory approvals required to operate our new or acquired satellites on an acceptable timeline, or at all. Launch anomalies and failures can result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take significant amounts of time and to obtain other launch opportunities. Such significant delays have and could in the future materially affect, among other things, our business, our ability to meet regulatory or contractual required milestones, the availability and our use of other or replacement satellite resources and our ability to provide services to customers. In addition, significant delays in a satellite program could give customers who have purchased or reserved capacity on that satellite a right to terminate their service contracts relating to the satellite. We may not be able to accommodate affected customers on other satellites until a replacement satellite is available. In addition, we generally do not carry in-orbit insurance on our satellites or payloads because we have assessed that the cost of insurance is not economical relative to the risk of failures. If we do obtain launch or in-orbit insurance, it may not cover the full cost of constructing and launching or replacing a satellite nor fully cover our losses in the event of a launch failure or significant degradation.

Our use of certain satellites is often dependent on satellite coordination agreements, which may be difficult to obtain.

Satellite operators are required to enter into international spectrum coordination agreements with other affected satellite operators and must be approved by the relevant governments. If a required agreement cannot be negotiated, we may have to operate the applicable satellite(s) in a manner that does not cause harmful radio frequency interference with the affected satellite. If we cannot do so, we may have to cease operating such satellite(s) at the affected orbital locations.

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

We are, and may become, subject to various legal proceedings and claims which arise in the ordinary course of business, including, among other things, intellectual property disputes. Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that may cover or affect products or services related to those that we offer. In general, if a court determines that one or more of our products or services infringes on intellectual property held by others, we may be required to cease developing or marketing those products or services, to obtain licenses from the holders of the intellectual property at a material cost or to redesign those products or services in such a way as to avoid infringing the intellectual property. If those intellectual property rights are held by a competitor, we may be unable to obtain the intellectual property at any price, which could adversely affect our competitive position. See “Item 1. Business – Patents and Other Intellectual Property” in EchoStar’s Annual Report on Form 10-K for the year ended December 31, 2024 for further information.

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

Our products and networks we deploy are highly complex, and some may contain defects when first introduced or when new versions or enhancements are released, despite testing and our quality control procedures. Defects may also occur in components and products that we purchase from third parties. In addition, many of our products and network services are designed to interface with our customers’ existing networks, each of which has different specifications and utilizes multiple protocol standards. Our products and services must interoperate with the other products and services within our customers’ networks, as well as with future products and services that might be added to these networks, to meet our customers’ requirements. There can be no assurance that we will be able to detect and fix all defects in the products and networks we sell, in a timely manner or at all. The occurrence of, and failure to remedy, any defects, errors or failures in our products or network services could materially affect our business. In addition, our 5G Network Deployment utilizes an O-RAN architecture, which is designed to, among other things, incorporate components sourced from various third-party suppliers. Generally, these third-party suppliers do not ensure that their products will integrate with components provided by other third-party suppliers. As a result, any defect or other problem may adversely affect our business, financial condition and results of operations.

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

We are subject to persistent cybersecurity threats to our networks and systems. Although we take protective measures designed to secure our information technology systems and endeavor to modify such protective measures as circumstances warrant, our information technology hardware and software infrastructure and communications systems, or those of third parties that we use in our operations, may be vulnerable to a variety of interruptions, including, without limitation, natural disasters, terrorist attacks, telecommunications failures, cyber-attacks and other malicious activities such as unauthorized access, physical or electronic break-ins, misuse, computer viruses or other malicious code, computer denial of service attacks and other events that could disrupt or harm our business. The protective measures we take may not be sufficient for all eventualities and may themselves be vulnerable to hacking, malfeasance, system error, or other irregularities. For example, certain parties may attempt to fraudulently induce employees or subscribers into disclosing usernames, passwords or other sensitive information, which may in turn be used to access our information technology systems.

In addition, cybersecurity threat actors are increasingly sophisticated through various techniques that involve social engineering and/or misrepresentation. Techniques used in cyber-attacks to obtain unauthorized access to, disable or sabotage information technology systems are increasingly diverse and sophisticated, including as a result of emerging technologies, such as artificial intelligence and machine learning. Data breaches and other cybersecurity events have become increasingly commonplace, including as a result of the intensification of state-sponsored cyber-attacks during periods of geopolitical conflict. Various events described above have occurred in the past and may occur in the future. Although impacts of past events have been immaterial, the impacts of such events in the future may be material, including, but not limited to, increase in our DISH TV and Wireless churn rates, reduced new subscriber activations and reputational harm which could increase or accelerate any of the above risks.

The confidentiality, integrity and availability of our services and products depends on the continuing operation of our information technology and other enabling systems.

Our systems are vulnerable to damage, intrusion or disruption from, among other things, criminal and/or terrorist attacks, telecommunications failures, computer viruses, ransomware attacks, digital denial of service attacks, phishing and/or other attempts to injure or maliciously access our systems. Some of our systems are not fully redundant and disaster recovery planning cannot account for all possibilities. In addition, our products and services are highly technical and complex and may contain errors or vulnerabilities, which could result in interruptions in or failure of our services or systems. Failure to respond, mitigate and/or remedy any cyber-attack or other information technology failure on a timely basis or at all, could materially affect our business.

Our ongoing investments in security will likely continue to identify new vulnerabilities within our services and products.

In addition to our efforts to, among other things, mitigate the risk of cyber-attacks and improve our products and services, we are making significant investments to assure that our products are resistant to compromise. As a result of these efforts, we could discover new vulnerabilities within our products and systems that would be undesirable for our users and customers. We have discovered and remediated, and may discover new vulnerabilities due to the scale of activities on our platforms, and may not be able to mitigate or fix such vulnerabilities on acceptable timeframes or at all, due to other factors, including, but not limited to, issues outside of our control such as natural disasters/climate change such as sea level rise, drought, flooding, wildfires, increased storm severity, power loss, and we may be notified of such vulnerabilities via third parties. Any of the foregoing developments may, among other things, negatively affect user and customer trust, harm our reputation and brands and adversely affect our business and financial results.

Any such developments may also subject us to litigation and regulatory inquiries, which could result in monetary penalties and damages, distract management’s time and attention and lead to enhanced regulatory oversight.

Acquisition and Capital Structure Risks

We have substantial debt outstanding and may incur additional debt.

As of December 31, 2024, our total debt, finance lease and other obligations (including current portion) outstanding, including the debt of our subsidiaries, was $21.688 billion. Our debt levels could have significant consequences, including, but not limited to;

●	making it more difficult to satisfy our obligations;
●	a dilutive effect on our future earnings;
●	increasing our vulnerability to general adverse economic conditions, including, but not limited to, changes in interest rates;
●	requiring us to devote a substantial portion of our cash to make interest and principal payments on our debt, thereby reducing the amount of cash available for other purposes. As a result, we would have limited financial and operating flexibility to changing economic and competitive conditions;
●	limiting our ability to raise additional debt because it may be more difficult for us to obtain debt financing on attractive terms or at all; and
●	placing us at a disadvantage compared to our competitors that are less leveraged or can borrow funds at a lower interest rate.

In addition, we may incur additional debt in the future. The terms of the indentures relating to our senior notes, senior secured notes and our convertible notes permit us to incur additional debt. If new debt is added to our current debt levels, the risks we now face could intensify.

We depend upon our subsidiaries’ earnings and/or contributions or intercompany loans from our parent, EchoStar, to make payments on our indebtedness.

Since we are a holding company and our operations are conducted through our subsidiaries, our ability to service our debt obligations may depend upon the earnings of our operating subsidiaries and their ability to distribute cash or other property to us as well as contributions or intercompany loans from our parent, EchoStar. We have few assets of significance other than the capital stock of our subsidiaries. Furthermore, creditors of our subsidiaries will have a superior claim to certain of our subsidiaries’ assets. In addition, our subsidiaries’ ability to make any payments to us will depend on, among other factors, their earnings, the terms of their indebtedness, business and tax considerations and legal restrictions. We cannot assure you that our subsidiaries will be able to pay dividends or that our subsidiaries will be able to otherwise distribute funds to us in an amount sufficient to pay the principal of or interest on the indebtedness owed by us.

We have made substantial investments to acquire certain wireless spectrum licenses and other related assets, and may be unable to realize a return on these assets.

We initially invested a total of over $30 billion in Wireless spectrum licenses, and a portion of these licenses were included in the Sale and Transfer of Assets to EchoStar. We currently have $24 billion of investments related to Wireless spectrum licenses. We may need to make significant additional investments or partner with others to, among other things, continue our 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as we continue our 5G Network Deployment, we have and may continue to incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure, software and third-party integration. As a result of these investments, among other factors, we may need to raise additional capital, which may not be available on favorable terms or at all. We may also determine that additional wireless spectrum licenses may be required for our 5G Network Deployment, which will enhance our ability to compete effectively with other wireless service providers.

There is no assurance that the FCC will find our 5G Network Deployment sufficient to meet the build-out requirements to which our Wireless spectrum licenses are subject. Failure to comply with FCC build-out requirements and/or renewal requirements in a given license area could result in, among other things, acceleration of the build-out deadlines or revocation of the license for that license area. The revocation of a material portion of our Wireless spectrum licenses would have a significant material adverse effect on our 5G Network Deployment and our future business, results of operations and financial condition.

We may need to raise additional capital in the future, which may not be available on favorable terms or at all, to fund the efforts described above, as well as, among other things, make any potential Northstar Re-Auction Payment and SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC. There can be no assurance that we will be able to complete all build-out requirements or profitably deploy our Wireless spectrum licenses, which may affect the carrying amount of these assets and our future financial condition or results of operations.

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

We may be unable to obtain in the anticipated time frame, or at all, any regulatory approvals required to complete proposed acquisitions and other strategic transactions. Furthermore, the conditions imposed for obtaining any necessary approvals could delay the completion of such transactions for a significant period of time or prevent them from occurring at all. We may not be able to complete such transactions, and such transactions, if executed, pose significant risks and could have a negative effect on our operations. Any transactions that we are able to identify and complete may involve a number of risks, including, but not limited to:

●	the risks associated with developing and constructing new satellites;
●	the diversion of management’s attention from our existing business onto a strategic initiative;
●	the possible adverse effects on our and our targets’ and partners’ business, financial condition or operating results during the integration process;
●	the high degree of risk inherent in these transactions, which could become substantial over time, and higher exposure to significant financial losses if the underlying ventures are not successful on an acceptable timeline or at all;
●	the possible inability to achieve the intended objectives of the transaction;
●	the risks associated with complying with contractual provisions and regulations applicable to the acquired business, which may cause us to incur substantial expenses;
●	the disruption of relationships with employees, vendors or customers; and
●	the risks associated with foreign and international operations and/or investments or dispositions.

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

New acquisitions, joint ventures and other transactions may require the commitment of significant capital that would otherwise be directed to investments in our existing business. To pursue acquisitions and other strategic transactions, we may need to raise additional capital in the future, which may not be available on favorable terms or at all.

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

We may need additional capital, which may not be available on favorable terms or at all, to fund current obligations, continue investing in our business and to finance acquisitions and other strategic transactions.

Adverse changes in the credit markets including, but not limited to, rising interest rates and macro-economic conditions, could increase our borrowing costs and/or make it more difficult for us to obtain financing for our operations or for us to refinance existing indebtedness on favorable terms.

Continued or prolonged higher interest rates could increase our cost of capital and require us to devote a higher percentage of our cash flow to interest payments, which could have a material adverse effect on our financial results.

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

In the event the conditional conversion features of the convertible notes are triggered, holders of these instruments will be entitled to convert their convertible notes at any time during specified periods at their option. If one or more holders elect to convert their convertible notes, unless EchoStar elects to satisfy its conversion obligation by delivering solely shares of EchoStar’s Class A common stock, EchoStar would be required to make cash payments to satisfy all or a portion of its conversion obligation based on the conversion rate, which could adversely affect our liquidity.

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

Our ability to, among other things, recapitalize, incur additional debt, secure existing or future debt or take a number of other actions may be limited by the terms of our Indentures, business and tax considerations and legal restrictions, including, but not limited to, repurchasing indebtedness or paying dividends and could have the effect of diminishing our ability to make payments on our outstanding Indebtedness when due.

Our parent, EchoStar, is controlled by one principal stockholder who is also our Chairman.

Charles W. Ergen, our and EchoStar’s Chairman, beneficially owns approximately 51.7% of EchoStar’s total equity securities (assuming conversion of the Class B common stock beneficially owned by Mr. Ergen into Class A common stock and giving effect to the exercise of options held by Mr. Ergen that are either currently exercisable as of, or may become exercisable within 60 days) and beneficially owns approximately 90.6% of the total voting power of all classes of EchoStar’s shares (assuming no conversion of any Class B common stock and giving effect to the exercise of options held by Mr. Ergen that are either currently exercisable as of, or may become exercisable within 60 days).  Through his beneficial ownership of EchoStar’s equity securities, Mr. Ergen has the ability to elect a majority of EchoStar’s directors and to control all other matters requiring the approval of its stockholders.  As a result of Mr. Ergen’s voting power, EchoStar is a “controlled company” as defined in the NASDAQ listing rules and, therefore, is not subject to NASDAQ requirements that would otherwise require EchoStar to have (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of EchoStar’s executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; (iv) a compensation committee charter which provides the compensation committee with the authority and funding to retain compensation consultants and other advisors; and/or (v) director nominees selected, or recommended for EchoStar’s Board of Directors selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.

Risks Related to the Regulation of Our Business

Our services depend on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

If the FCC were to cancel, revoke, suspend, restrict, significantly condition, or fail to renew any of our licenses or authorizations, or fail to grant our applications for FCC licenses that we may file from time to time, it could have a material adverse effect on our business, financial condition and results of operations. As an example, a loss of a frequency authorization would reduce the amount of spectrum available to us, potentially reducing the amount of DISH TV, and/or Wireless offerings available to our subscribers. The materiality of such a loss of authorizations would vary based upon, among other things, the location of the frequency used or the availability of replacement spectrum. In addition, Congress and other Administrative and Regulatory agencies often consider and enact legislation that affects us and FCC proceedings to implement the Communications Act and enforce its regulations are ongoing. We cannot predict the outcomes of these legislative or regulatory proceedings or their effect on our business.

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

These laws and regulations are subject to the administrative and political process and do change from time to time. We may be affected by changes to government leadership and policy changes resulting from new leaders. We have been subject to such changes in the past and may be subject to such changes in the future and those changes may negatively impact us, including but not limited to, the addition of new regulations, the modification or rescission of past regulations which may be favorable and the increase or decrease of government programs which us or our subscribers may be recipients. Our business could suffer a material adverse impact if laws and regulations change and we are not able to adapt to these changes efficiently.

Additionally, we are subject to emerging and evolving regulatory requirements and frameworks regarding environmental, social and governance matters, including, but not limited to, potential new or revised disclosure rules proposed by the SEC and recently enacted or proposed legislation in jurisdictions such as California. The ultimate scope of these regulations may change as they are finalized, and they may not be uniform across jurisdictions. Meeting these obligations may require significant investments of time, capital and personnel.

If our internal controls are not effective, our business, EchoStar’s stock price and investor confidence in our financial results may be adversely affected.

We periodically evaluate and test our internal control over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. Our management has concluded that our internal control over financial reporting was effective as of December 31, 2024. We depend on our third-party vendors’ internal controls and rely on these controls when evaluating the effectiveness of our internal controls. If in the future we are unable to report that our internal control over financial reporting is effective, investors, subscribers and business partners could lose confidence in the accuracy of our financial reports, which could in turn have a material adverse effect on our business.

General Risks

Sociopolitical volatility and polarization may adversely affect our business operations and reputation.

The current sociopolitical environment is characterized by deep complexity, volatility and polarization on various social and political issues. The increasing intersection of technology and politics has led to rapid and unpredictable shifts in public sentiment. Social media and digital platforms have amplified the voices of various stakeholders, creating the potential for swift change in public opinion and stronger reactions to corporate actions. As a company that sells products and services across the nation to millions of customers, these dynamics increase the risk of negative government and customer reactions, including, but not limited to, potential reputational damage, boycotts and shifts in consumer behavior that could adversely affect our brand, sales and profitability. Our ability to respond effectively, sensitively and authentically to the expectations and concerns of our customers, employees and other stakeholders is key to mitigating these risks. If we are unable to manage these challenges effectively, there may be adverse impacts to our business, reputation, financial condition and operating results.

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

We have an enterprise-wide information security program designed to identify, protect against, detect, respond to and recover from cybersecurity risks, threats and events. Our cyber risk management system contributes significantly to the overall resilience and integrity of our business by, among other things, integrating the risk identification process in all major company initiatives and deployment processes, implementing a unified approach to managing both digital and traditional business risks, making continuous improvements and regularly reporting to management and EchoStar’s Board of Directors as a whole to ensure accountability.

We regularly assess risks from cybersecurity and technology threats and monitor our information systems for potential vulnerabilities. We and certain third parties conduct regular reviews and tests of our information security program and also leverage, among other things, audits, tabletop exercises, penetration and vulnerability testing, cybersecurity maturity assessments, simulations and other exercises to evaluate the effectiveness of our information security program and improve our security measures and planning. In addition, we evaluate third-party risks and perform third-party risk management to assess, identify and mitigate risks from third parties such as vendors, suppliers and other business partners.

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

We anticipate that we will continue to evaluate and address as needed our cybersecurity risk management, policies, structure, strategies and governance to meet our needs.

Item 2. PROPERTIES

The following table sets forth certain information concerning our principal properties related to our business segments.

Leased From
Description/Use/Location	Segment(s) Using Property	Owned	EchoStar	Other Third Party
Corporate headquarters, Englewood, Colorado (1)	All		X
General offices, Littleton, Colorado (1)	Wireless			X
Customer call center, warehouse, service, and remanufacturing center, El Paso, Texas	Pay-TV	X
Data center, Cheyenne, Wyoming	All	X
Digital broadcast operations center, Cheyenne, Wyoming	Pay-TV	X
Digital broadcast operations center, Gilbert, Arizona	Pay-TV	X
Engineering offices and service center, Englewood, Colorado	Pay-TV	X
Warehouse, Denver, Colorado	Pay-TV	X
Warehouse and distribution center, Spartanburg, South Carolina	All			X
Warehouse and distribution center, Denver, Colorado	All			X
Warehouse and distribution center, Atlanta, Georgia	All			X

(1)	See Note 16 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on our Related Party Transactions.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of March 12, 2025, all 1,000 issued and outstanding shares of our common stock were held by EchoStar. There is currently no established trading market for our common stock.

Item 6. [RESERVED]

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

You should read the following management’s narrative analysis of our results of operations together with the audited consolidated financial statements and notes to our financial statements included elsewhere in this Annual Report on Form 10-K. This management’s narrative analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed under the caption “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this Annual Report on Form 10-K and we expressly disclaim any obligation to update any forward-looking statements.

Overview

Recent Developments

DIRECTV Transaction

On September 29, 2024, we and DTV entered into the Purchase Agreement. Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, DTV agreed to acquire from us all of the issued and outstanding equity interests of DISH DBS, which operates our Pay-TV business.

Following written notice from DTV received on November 20, 2024, DTV terminated the Purchase Agreement effective at 11:59 pm ET on November 22, 2024 pursuant to Section 7.01(a)(iv) of the Purchase Agreement because the DISH DBS Exchange Offers were not consummated by the Exchange Offer Settlement Date (as defined in the Purchase Agreement). No termination fee or other payment was due from either party to the other as a result of the termination of the Purchase Agreement.

Sale and Transfer of Assets

Sale of Assets to EchoStar. On January 10, 2024, we sold certain assets and equity interests to EchoStar, which included the sale of a financial asset (the “Sale of Assets to EchoStar”), for fair value of approximately $246 million. The difference between our net carrying value of the assets sold to their fair value was $138 million, of which $6 million, net of deferred tax, was recorded in “Additional paid-in capital” on our Consolidated Balance Sheets as of December 31, 2024 and a $129 million gain related to the financial asset was recorded in “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2024.

Asset Transfer to EchoStar. On January 10, 2024, we transferred our wholly-owned subsidiaries that hold certain assets, including the EchoStar XXV satellite currently under construction, and our wireless spectrum licenses, including AWS-4, H-Block, CBRS (3550-3650 MHz), C-Band – Cheyenne (3.7-3.98 GHz), 12GHz (MVDDS), LMDS, 24 GHz, 28 GHz, 37GHz, 39GHz and 47GHz to EchoStar Wireless Holding L.L.C., a direct wholly-owned subsidiary of our parent, EchoStar (together with the “DISH 2021 Intercompany Loan 2026 Tranche” defined below, the “Asset Transfer to EchoStar”). In addition, DISH DBS, in its capacity as “Lender” under the terms of the Loan and Security Agreement related to the Intercompany Loan between DISH Network and DISH DBS, has consummated the assignment pursuant to such terms, without any modification or amendment thereto, of its receivable in respect to the 2026 Tranche of $4.7 billion (the “DISH 2021 Intercompany Loan 2026 Tranche”) to DBS Intercompany Receivable L.L.C. DBS Intercompany Receivable L.L.C. has subsequently assigned its rights as lender thereunder to EchoStar Intercompany Receivable Company L.L.C., our parent, EchoStar’s direct wholly-owned subsidiary, such that amounts owed in respect of the DISH 2021 Intercompany Loan 2026 Tranche will now be paid by us to EchoStar Intercompany Receivable L.L.C.

The transferred amount equals our historical net carrying value of these assets, which was $12.003 billion with the offset recorded as a dividend in “Accumulated earnings (deficit)” on our Consolidated Balance Sheets as of December 31, 2024.

Tax Associated with the Asset Transfer to EchoStar. During the year ended December 31, 2024, we recorded $3.775 billion in “Deferred tax liabilities, net” on our Consolidated Balance Sheets resulting from the step up in basis due to the difference in the fair value compared to the book value of the Asset Transfer to EchoStar, with the offset recorded in “Additional paid-in capital” on our Consolidated Balance Sheets.

700 MHz Spectrum Sale to EchoStar. On March 12, 2024, we sold our wholly-owned subsidiary which holds the 700 MHz spectrum to a wholly-owned subsidiary of our parent, EchoStar (the “700 MHz Spectrum Sale to EchoStar”), for fair value of approximately $1.037 billion. The difference between our net carrying value of the assets sold to their fair value of $115 million, net of deferred tax, was recorded in “Additional paid-in capital” on our Consolidated Balance Sheets as of December 31, 2024. The proceeds were used to pay the remaining balance of $951 million on our 2 3/8% Convertible Note which matured on March 15, 2024.

The Sale of Assets to EchoStar, Asset Transfer to EchoStar and 700 MHz Spectrum Sale to EchoStar together are referred to as (the “Sale and Transfer of Assets to EchoStar”).

Orbital II Transfer from EchoStar. On May 2, 2024, EchoStar transferred certain assets to us, including the EchoStar XXV satellite currently under construction. The transferred amount equals our historical net carrying value of these assets, which was $141 million with the offset recorded as a capital contribution in “Additional paid-in capital” on our Consolidated Balance Sheets as of December 31, 2024.

Segments

We currently operate two primary business segments: (1) Pay-TV and (2) Wireless. Historically, we reported three primary business segments: (1) Pay-TV; (2) Retail Wireless and (3) 5G Network Deployment. See Note 14 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

Our Wireless segment provides Wireless communication services and products. We currently offer our Wireless services for 5G VoNR to over 220 million Americans and for 5G broadband service to over 268 million Americans, as well as a competitive portfolio of wireless devices. We offer customers value by providing choice and flexibility in our Wireless services. We offer competitive consumer plans with no annual service contracts and device financing arrangements for certain qualified subscribers.

Our Wireless segment business strategy is to expand our current target segments and profitably grow our Wireless subscriber base and commercialize and grow customer traffic on our 5G Network. We intend to grow our Wireless subscriber base by acquiring and retaining high quality subscribers with competitive offers, choice and outstanding customer service that better meet those subscribers’ needs and budget.

We are currently operating primarily as an MVNO as we continue our 5G Network Deployment and commercialize and grow customer traffic on our 5G Network. We are transitioning to an MNO as our 5G Network has become commercially available and we grow customer traffic on our 5G Network. We are currently activating Boost Mobile subscribers with compatible devices onto our 5G Network in markets where we have reached VoNR. We currently offer a broad range of premium wireless devices on our 5G Network, including the Apple iPhone 15 and newer generation iPhones. We have deployed 5G VoNR covering over 220 million Americans. Within our MVNO operations, today we depend in part on T-Mobile and AT&T to provide us with network services under the MNSA and NSA, respectively.

As part of the commercialization of our Wireless spectrum licenses through the completion of our 5G Network Deployment, we have committed to the FCC to deploy our 5G Network capable of serving increasingly larger portions of the U.S. population at different deadlines.

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

In September 2024, the FCC conditionally granted our requests to extend the 5G deployment deadlines for certain of our Wireless spectrum licenses based on several commitments and in a January 10, 2025 filing to the FCC, we certified to meeting the accelerated buildout (Commitments #2 and #3 of the Extension Request) and the nationwide 80% coverage obligations (Commitment #1 of the Extension Request) due by December 31, 2024. Thus, pursuant to the Extension Request, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be extended to December 14, 2026. In addition, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be further extended to June 14, 2028 as long as we satisfy the remaining Extension Request commitments. See Note 13 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for definitions and further details.

Future Capital Requirements

We expect to fund our future working capital, capital expenditures, other investments and debt service requirements for the next twelve months from cash generated from operations, existing restricted and unrestricted cash, cash equivalents and marketable investment securities balances, contributions or intercompany loans from our parent, EchoStar, and cash generated through raising additional capital. We may need to make significant additional investments to, among other things, continue our 5G Network Deployment and further commercialize, build-out and integrate our Wireless spectrum licenses and related assets. The amount of capital required to fund our future working capital, capital expenditure and other investment needs varies and we may need to raise additional capital, depending on, among other things, the rate at which we complete our 5G Network Deployment, the potential purchase of additional wireless spectrum licenses and the rate at which we acquire new subscribers and the cost of subscriber acquisition and retention. Certain of our capital expenditures for 2025 are expected to be driven by the rate of our 5G Network Deployment as well as costs associated with subscriber premises equipment. These expenditures are necessary for our 5G Network Deployment as well as to operate and maintain our DISH TV services. Consequently, we consider certain of them to be non-discretionary.

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

We have and expect to continue to incur expenditures in 2025 related to our 5G Network Deployment, including, but not limited to, capital expenditures associated with our 5G Network Deployment and the potential purchase of additional wireless spectrum licenses, including any potential Northstar Re-Auction Payment and SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC. The amount of capital required will also depend on, among other things, our available liquidity, the growth of our Wireless segment and the levels of investment necessary to support potential strategic initiatives that may arise from time to time. These factors, including, but not limited to, a reduction in our available future cash flows as a result of our 5G Network Deployment, may require us to raise additional capital in the future, which may not be available on favorable terms or at all.

Volatility in the financial markets has made it more difficult at times for issuers of high-yield indebtedness, such as us, to access capital markets at favorable terms or at all. These developments may have a significant effect on our cost of financing and our liquidity position.

Economic Environment

During 2023 and 2024, we experienced inflationary pressures in our commodity and labor costs resulting from the macroeconomic environment in the United States, which has significantly impacted our overall operating results.

Operational Liquidity

We make general investments in property such as, among others, satellites, wireless devices, set-top boxes, information technology and facilities that support our Pay-TV and Wireless segments.  We are also making significant additional investments and may partner with others to, among other things, continue our 5G Network Deployment and further commercialize, build-out and integrate our Wireless spectrum licenses and related assets. Moreover, since we are primarily a subscriber-based company, we also make subscriber-specific investments to acquire new subscribers and retain existing subscribers.  While the general investments may be deferred without impacting the business in the short-term, the subscriber-specific investments are less discretionary.  Our overall objective is to generate sufficient cash flow over the life of each subscriber to provide an adequate return against the upfront investment.  Once the upfront investment has been made for each subscriber, the subsequent cash flow is generally positive, but there can be no assurance that over time we will recoup or earn a return on the upfront investment.

There are a number of factors that impact our future cash flow compared to the cash flow we generate at a given point in time.  The first factor is our churn rate and how successful we are at retaining our current subscribers.  To the extent we lose subscribers from our existing base, the positive cash flow from that base is correspondingly reduced.  The second factor is how successful we are at maintaining our service margins.  To the extent our “Cost of services” grow faster than our “Service revenue,” the amount of cash flow that is generated per existing subscriber is reduced.  Our Pay-TV service margins have been reduced by, among other things, higher programming costs.  Our Wireless service margins are impacted by, among other things, our MNSA agreement with T-Mobile and our NSA agreement with AT&T and the speed with which we are able to migrate Wireless subscribers onto our 5G Network.  The third factor is the rate at which we acquire new Pay-TV and Wireless subscribers. The faster we acquire new subscribers, the more our positive ongoing cash flow from existing subscribers is offset by the negative upfront cash flow associated with acquiring new subscribers.  Conversely, the slower we acquire subscribers, the more our operating cash flow is enhanced in that period.

Finally, our future cash flow is impacted by, among other things, the rate at which we complete our 5G Network Deployment, incur litigation expense, make cash interest payments, and any cash flow from financing activities. We anticipate operating expenditures for our 5G Network Deployment to increase for 2025 as we continue to, among other things, deploy cell sites and communication towers to continue to commercialize our 5G Network. We expect our capital expenditures may decrease in the near term. However, as we prepare for our next build-out requirement deadlines, we expect our capital expenditures to increase as we approach these deadlines. As a result, our historical cash flow is not necessarily indicative of our future cash flows. As of December 31, 2024, as a result of, among other things, capital expenditures for our 5G Network Deployment, we experienced negative free cash flow. We expect that this trend will continue in 2025 and in future periods. In addition, declines in our Pay-TV and Wireless subscriber base and any decrease in subscriber-related margins negatively impact our cash flow, and there can be no assurance that our subscriber declines will not continue.

Availability of Credit and Effect on Liquidity

The ability to raise capital has generally existed for us despite economic weakness and uncertainty. While modest fluctuations in the cost of capital will not likely impact our current operational plans, significant fluctuations could have a material adverse effect on our business, results of operations and financial condition.

Debt Issuances and Maturity

11 3/4% Senior Secured Notes due November 15, 2027

On November 15, 2022 and January 26, 2023, we issued $2.0 billion and $1.5 billion, respectively, aggregate principal amount of our 11 3/4% Senior Secured Notes due November 15, 2027. Interest accrues at an annual rate of 11 3/4% and is payable semi-annually in cash, in arrears on May 15 and November 15 of each year.

New DISH DBS Financing

On September 29, 2024 (the “Financing Closing Date”), we and our subsidiary, DBS SubscriberCo, received $2.5 billion in financing from TPG Angelo Gordon and other co-lenders in the form of Term Loans and Mandatorily Redeemable Preferred Shares (each as defined below and together, the “New DISH DBS Financing”). On the Financing Closing Date, DBS SubscriberCo, entered into an amended and restated limited liability company agreement (the “SubscriberCo LLCA”), pursuant to which, among other things, DBS SubscriberCo issued to certain investors (the “Preferred Members”) redeemable preferred equity interests (the “Preferred Membership Interests”) with an aggregate liquidation preference of $200 million (the “Mandatorily Redeemable Preferred Shares”).

Approximately $2.047 billion in proceeds received from the New DISH DBS Financing were used for the redemption of the principal balance and remaining interest outstanding on our 5 7/8% Senior Notes due November 15, 2024. The New DISH DBS Financing consists of the following: (i) initial term loans in an aggregate principal amount of $1.8 billion that mature on June 30, 2029 (the “Term Loan due 2029”), (ii) incremental term loans in an aggregate principal amount of $500 million that are payable in equal monthly installments which began in January 2025 and mature on September 30, 2025 (the “Term Loan due 2025”) and (iii) $200 million Mandatorily Redeemable Preferred Shares that mature on June 30, 2029.

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

The interest rate with respect to the Term Loan due 2025 is 11.00% per annum. The Preferred Membership Interests have a preferential cumulative return that accumulates daily in arrears at a rate of: (a) from (and including) the Financing Closing Date and until (but excluding) the date that is 12 months thereafter, 13.25% per annum and (b) from (and including) the date that is 12 months after the Financing Closing Date and until June 30, 2029 (or the first business day thereafter), 13.75% per annum, payable in cash monthly and a liquidation preference equal to the issue price plus all accrued and unpaid dividends.

EchoStar 2024 Intercompany Loan

In November 2024, DISH Wireless L.L.C., our subsidiary, entered into an intercompany loan with EchoStar Financing L.L.C., a subsidiary of our parent, EchoStar, (the “EchoStar 2024 Intercompany Loan”) for a borrowing principal amount of up to $4.500 billion, with all borrowings at the sole discretion of our parent, EchoStar. The EchoStar 2024 Intercompany Loan matures on November 30, 2030. Interest accrues at an annual rate of 11.50% and is payable monthly. Interest payments are payable in kind. DISH Wireless L.L.C., at its option, may elect to repay the EchoStar 2024 Intercompany Loan amount outstanding prior to maturity in cash or assets at a redemption price equal to 100% of the principal amount. As of December 31, 2024, the total EchoStar 2024 Intercompany Loan amount outstanding plus interest paid in kind was $1.015 billion.

5 7/8% Senior Notes due 2022

Our 5 7/8% Senior Notes due 2022 with an aggregate principal balance of $2.0 billion were repurchased or redeemed as of July 15, 2022, the instrument’s maturity date.

5% Senior Notes due 2023

Our 5% Senior Notes due 2023 with an aggregate principal balance of $1.5 billion were repurchased or redeemed as of March 15, 2023, the instrument’s maturity date.

2 3/8% Convertible Notes due 2024

Our 2 3/8% Convertible Notes due 2024 with an aggregate principal balance of $1.0 billion were repurchased or redeemed as of March 15, 2024, the instrument’s maturity date.

5 7/8% Senior Notes due 2024

Our 5 7/8% Senior Notes due 2024 with an aggregate principal balance of $2.0 billion were repurchased or redeemed as of November 15, 2024, the instrument’s maturity date.

0% Convertible Notes due 2025

On November 12, 2024, $1.819 billion aggregate principal amount of our 0% Convertible Notes due 2025 were extinguished as a result of the consummation of the EchoStar Exchange Offers, as detailed and defined in Note 9 to the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K. A total of $138 million aggregate principal amount of our 0% Convertible Notes due 2025 remain outstanding.

3 3/8% Convertible Notes due 2026

On November 12, 2024, $2.863 billion aggregate principal amount of our 3 3/8% Convertible Notes due 2026 were extinguished as a result of the consummation of the EchoStar Exchange Offers, as detailed and defined in Note 9 to the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K. A total of $45 million aggregate principal amount of our 3 3/8% Convertible Notes due 2026 remain outstanding.

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

Cost of services. “Cost of services” principally includes Pay-TV programming expenses and other operating costs related to our Pay-TV segment and costs of Wireless services (including costs incurred under the MNSA and NSA). Beginning on January 1, 2024, “Cost of services” includes certain direct costs related to our 5G Network Deployment, including lease expense on communication towers, transport, cloud services and other costs as a significant portion of our 5G Network was placed into service.

Cost of sales - equipment and other. “Cost of sales – equipment and other” principally includes the cost of wireless devices and other related items, as well as costs related to the non-subsidized sales of Pay-TV equipment. Costs are generally recognized as products are delivered to customers and the related revenue is recognized. In addition, prior to January 1, 2024, “Cost of sales – equipment and other” included certain direct costs related to our 5G Network Deployment, including lease expense on communication towers, transport, cloud services and other costs, which is now included in “Cost of services” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Other, net. The main components of “Other, net” are gains and losses realized on the sale and/or conversion of marketable and non-marketable investment securities and derivative instruments, impairment of marketable and non-marketable investment securities, unrealized gains and losses from changes in fair value of certain marketable and non-marketable investment securities and derivative instruments, foreign currency transaction gains and losses, debt extinguishment gains and losses, and equity in earnings and losses of our affiliates.

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

Government subsidized wireless subscribers and other wireless subscribers (“Government subsidized subscribers”). Our Government subsidized subscribers have different subscriber economics than our core Wireless subscribers, including a significantly higher churn rate and lower subscriber acquisition costs. Therefore, our Government subsidized subscriber additions are recorded net of disconnects. Our Government subsidized subscriber count includes Wireless subscribers that participate in government subsidized programs, including the ACP program and Lifeline program, defined below, and other subscribers acquired under the Gen Mobile brand. The Affordable Connectivity Program (“ACP”) was a federal program offering broadband services and devices discounts to help low-income individuals that meet certain eligibility criteria. The ACP program funding concluded on June 1, 2024. The Lifeline Program is a federal program offering broadband services discounts to help low-income individuals that meet certain eligibility criteria. Certain states also offer a separate Lifeline program.

Wireless average monthly revenue per subscriber (“Wireless ARPU”). We are not aware of any uniform standards for calculating ARPU and believe presentations of ARPU may not be calculated consistently by other companies in the same or similar businesses. We calculate average monthly revenue per Wireless subscriber, or Wireless ARPU, by dividing average monthly Wireless subscriber revenue included in “Service revenue” for the period by our average number of Wireless subscribers for the period. The average number of Wireless subscribers is calculated for the period by adding the average number of Wireless subscribers for each month and dividing by the number of months in the period. The average number of Wireless subscribers for each month is calculated by adding the beginning and ending Wireless subscribers for the month and dividing by two.

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

RESULTS OF OPERATIONS – Segments

Business Segments

We currently operate two primary business segments: (1) Pay-TV and (2) Wireless. Revenue and operating income (loss) by segment are shown in the table below:

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023.

	For the Years Ended December 31,		Variance
	2024	2023	Amount	%

	(In thousands)
Revenue:
Pay-TV	$10,688,204	$11,571,159	$(882,955)	(7.6)
Wireless	3,606,177	3,732,160	(125,983)	(3.4)
Eliminations	(1,723)	(8,231)	6,508	79.1
Total revenue	$14,292,658	$15,295,088	$(1,002,430)	(6.6)

Operating income (loss):
Pay-TV	$2,648,134	$2,699,810	$(51,676)	(1.9)
Wireless	(2,827,759)	(2,524,553)	(303,206)	(12.0)
Total operating income (loss)	$(179,625)	$175,257	$(354,882)	*

* Percentage is not meaningful.

Total revenue. Our consolidated revenue totaled $14.293 billion for the year ended December 31, 2024, a decrease of $1.002 billion or 6.6% compared to the same period in 2023. The net decrease primarily resulted from the decrease in revenue from our Pay-TV and Wireless segments.

Total operating income (loss). Our consolidated operating loss totaled $180 million for the year ended December 31, 2024, compared to income of $175 million during the same period in 2023. The net decrease primarily resulted from an increase in operating loss from our Wireless segment and to a lesser extent a decrease in operating income from our Pay-TV segment.

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022.

	For the Years Ended December 31,		Variance
	2023	2022	Amount	%

	(In thousands)
Revenue:
Pay-TV	$11,571,159	$12,505,392	$(934,233)	(7.5)
Wireless	3,732,160	4,180,018	(447,858)	(10.7)
Eliminations	(8,231)	(6,003)	(2,228)	(37.1)
Total revenue	$15,295,088	$16,679,407	$(1,384,319)	(8.3)

Operating income (loss):
Pay-TV	$2,699,810	$2,933,898	$(234,088)	(8.0)
Wireless	(2,524,553)	(888,232)	(1,636,321)	*
Total operating income (loss)	$175,257	$2,045,666	$(1,870,409)	(91.4)

* Percentage is not meaningful.

Total revenue. Our consolidated revenue totaled $15.295 billion for the year ended December 31, 2023, a decrease of $1.384 billion or 8.3% compared to the same period in 2022. The net decrease primarily resulted from the decrease in revenue from our Pay-TV and Wireless segments.

Total operating income (loss). Our consolidated operating income totaled $175 million for the year ended December 31, 2023, a decrease of $1.870 billion or 91.4% compared to the same period in 2022. The net decrease primarily resulted from an increase in operating loss from our Wireless segment and to a lesser extent a decrease in operating income from our Pay-TV segment. The year ended December 31, 2023 was adversely impacted by impairments of goodwill of: (1) $219 million from our Wireless segment and (2) $6 million from our Pay-TV segment. See Note 2 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Pay-TV Segment

We offer Pay-TV services under the DISH brand and the SLING brand. As of December 31, 2024, we had 7.778 million Pay-TV subscribers in the United States, including 5.686 million DISH TV subscribers and 2.092 million SLING TV subscribers.

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

Trends in our Pay-TV Segment

Competition

Competition has intensified in recent years as the pay-TV industry has matured. We and our competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of pay-TV services. We face substantial competition from established pay-TV providers and broadband service providers and increasing competition from companies providing/facilitating the delivery of video content via the Internet to computers, televisions and other streaming and mobile devices, including wireless service providers. In recent years, industry consolidation and convergence has created competitors with greater scale and multiple product/service offerings. These developments, among others, have contributed to intense and increasing competition, and we expect such competition to continue.

We incur significant costs to retain our existing DISH TV subscribers, generally as a result of upgrading their equipment to next generation receivers, primarily including our Hopper® receivers and by providing retention credits. Our DISH TV subscriber retention costs may vary significantly from period to period.

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

Our Pay-TV services also face increased competition from programmers and other companies who distribute video directly to consumers over the Internet, as well as traditional satellite television providers, cable companies and large telecommunications companies that are rapidly increasing their Internet-based video offerings and direct-to-consumer exclusive and non-exclusive content. We also face competition from providers of video content, many of which are providers of programming content to us, that distribute content over the Internet including services with live-linear television programming, as well as single programmer offerings and offerings of large libraries of on-demand content, including in certain cases original content. These product offerings include, but are not limited to: Netflix, Hulu, Apple+, Prime Video, YouTube TV, Disney+, ESPN+, Paramount+, Max, STARZ, Peacock, Fubo, Philo and Tubi and certain bundles of these offerings.

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

RESULTS OF OPERATIONS – Pay-TV Segment

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2024	2023	Amount	%

	(In thousands)
Revenue:
Service revenue	$10,613,653	$11,385,961	$(772,308)	(6.8)
Equipment sales and other revenue	74,551	185,198	(110,647)	(59.7)
Total revenue	10,688,204	11,571,159	(882,955)	(7.6)

Costs and expenses:
Cost of services	6,546,506	6,977,628	(431,122)	(6.2)
% of Service revenue	61.7%	61.3%
Cost of sales - equipment and other	80,271	91,164	(10,893)	(11.9)
Selling, general and administrative expenses	1,075,962	1,414,808	(338,846)	(23.9)
% of Total revenue	10.1%	12.2%
Depreciation and amortization	337,331	381,292	(43,961)	(11.5)
Impairment of long-lived assets and goodwill	—	6,457	(6,457)	*
Total costs and expenses	8,040,070	8,871,349	(831,279)	(9.4)

Operating income (loss)	$2,648,134	$2,699,810	$(51,676)	(1.9)

Other data:
Pay-TV subscribers, as of period end (in millions)	7.778	8.526	(0.748)	(8.8)
DISH TV subscribers, as of period end (in millions)	5.686	6.471	(0.785)	(12.1)
SLING TV subscribers, as of period end (in millions)	2.092	2.055	0.037	1.8
Pay-TV subscriber additions (losses), net (in millions)	(0.748)	(1.224)	0.476	38.9
DISH TV subscriber additions (losses), net (in millions)	(0.785)	(0.945)	0.160	16.9
SLING TV subscriber additions (losses), net (in millions)	0.037	(0.279)	0.316	*
Pay-TV ARPU	$108.90	$104.56	$4.34	4.2
DISH TV subscriber additions, gross (in millions)	0.282	0.464	(0.182)	(39.2)
DISH TV churn rate	1.46%	1.69%	(0.23)%	(13.6)
DISH TV SAC	$999	$1,118	$(119)	(10.6)
Purchases of property and equipment, net of refunds**	$172,309	$242,736	$(70,427)	(29.0)
OIBDA	$2,985,465	$3,081,102	$(95,637)	(3.1)

*	Percentage is not meaningful.
**	Purchases of property and equipment, net of refunds includes satellite purchases during the years ended December 31, 2024 and 2023 of $74 million and $105 million, respectively.

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 785,000 net DISH TV subscribers during the year ended December 31, 2024 compared to the loss of approximately 945,000 net DISH TV subscribers during the same period in 2023. This decrease in net DISH TV subscriber losses primarily resulted from a lower DISH TV churn rate, partially offset by lower gross new DISH TV subscriber activations.

SLING TV subscribers. We added approximately 37,000 net SLING TV subscribers during the year ended December 31, 2024 compared to the loss of approximately 279,000 net SLING TV subscribers during the same period in 2023. The change in net SLING TV subscribers was primarily related to lower SLING TV subscriber disconnects in 2024 due to our emphasis on acquiring higher quality subscribers, partially offset by lower SLING TV subscriber activations. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers, many of which are providers of our content and offer football and other seasonal sports programming direct to subscribers on an a la carte basis.

DISH TV subscribers, gross. During the year ended December 31, 2024, we activated approximately 282,000 gross new DISH TV subscribers compared to approximately 464,000 gross new DISH TV subscribers during the same period in 2023, a decrease of 39.2%. This decrease in our gross new DISH TV subscriber activations was primarily related to lower marketing expenditures, the lack of demand and shifting consumer behavior, as well as increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers and direct-to-consumer offerings by certain of our programmers. Our gross new DISH TV subscriber activations continue to be negatively impacted by an emphasis on acquiring higher quality subscribers.

DISH TV churn rate. Our DISH TV churn rate for the year ended December 31, 2024 was 1.46% compared to 1.69% for the same period in 2023. Our DISH TV churn rate for the year ended December 31, 2024 was positively impacted by our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, cord cutting, shifting consumer behavior and increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, our ability to control piracy and other forms of fraud and the level of our retention efforts. In addition, our DISH TV churn rate for the year ended December 31, 2023 was briefly elevated due to a cybersecurity incident in the first quarter of 2023.

Our net Pay-TV subscriber additions, gross new DISH TV subscriber activations and DISH TV churn rate have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers. We cannot predict with any certainty the impact to our net Pay-TV subscriber additions, gross new DISH TV subscriber activations and DISH TV subscriber churn rate resulting from programming interruptions or threatened programming interruptions that may occur in the future. As a result, we may at times suffer from periods of lower net Pay-TV subscriber additions or higher net Pay-TV subscriber losses.

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

Service revenue. “Service revenue” totaled $10.614 billion for the year ended December 31, 2024, a decrease of $772 million or 6.8% compared to the same period in 2023. The decrease in “Service revenue” compared to the same period in 2023 was primarily related to lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU, discussed below.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $75 million for the year ended December 31, 2024, a decrease of $111 million or 59.7% compared to the same period in 2023. The decrease in “Equipment sales and other revenue” compared to the same period in 2023 was primarily related to a non-recurring $75 million license of our Adaptive Bitrate Streaming patents to Peloton covering certain Peloton products that resolves our litigation involving those products during the second quarter of 2023.

Pay-TV ARPU. Pay-TV ARPU was $108.90 during the year ended December 31, 2024 versus $104.56 during the same period in 2023. The $4.34 or 4.2% increase in Pay-TV ARPU was primarily attributable to DISH TV and SLING TV programming price increases and higher Pay-TV ad sales revenue. The DISH TV and SLING TV programming package price increases were effective in the fourth quarter of 2023.

Cost of services. “Cost of services” totaled $6.547 billion during the year ended December 31, 2024, a decrease of $431 million or 6.2% compared to the same period in 2023. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base and lower variable and retention costs per subscriber due to, among other things, operational efficiencies, partially offset by higher programming costs per subscriber. Programming costs per subscriber increased during the year ended December 31, 2024 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. Variable and retention costs per subscriber during the year ended December 31, 2023 were negatively impacted by approximately $30 million in cybersecurity-related expenses to remediate a cybersecurity incident and provide additional customer support. “Cost of services” represented 61.7% and 61.3% of “Service revenue” during the years ended December 31, 2024 and 2023, respectively.

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

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $1.076 billion during the year ended December 31, 2024, a $339 million or 23.9% decrease compared to the same period in 2023. This change was primarily driven by a decrease in subscriber acquisition costs resulting from lower marketing expenditures and lower gross new DISH TV subscriber activations and a decrease in personnel costs.

Depreciation and amortization. “Depreciation and amortization” expense totaled $337 million during the year ended December 31, 2024, a $44 million or 11.5% decrease compared to the same period in 2023. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers, the expiration of our Nimiq 5 finance lease in September 2024, and the EchoStar XI satellite which became fully depreciated during the second quarter of 2023.

Impairment of long-lived assets and goodwill. “Impairment of long-lived assets and goodwill” totaled $6 million for the year ended December 31, 2023. This impairment represents a noncash impairment charge for goodwill. See Note 2 to the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

DISH TV SAC.  DISH TV SAC was $999 during the year ended December 31, 2024 compared to $1,118 during the same period in 2023, a decrease of $119 or 10.6%.  This change was primarily attributable to a decrease in advertising costs per subscriber and a higher percentage of remanufactured receivers being activated on new subscriber accounts, partially offset by higher commission costs due to our emphasis on acquiring higher quality subscribers.

During the years ended December 31, 2024 and 2023, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $26 million and $54 million, respectively. This decrease in capital expenditures primarily resulted from a decrease in gross new DISH TV subscriber activations and a higher percentage of remanufactured receivers being activated on new subscriber accounts.

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

Our “DISH TV SAC” may materially increase in the future to the extent that we, among other things, transition to newer technologies, introduce more aggressive promotions or provide greater equipment subsidies.

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2023	2022	Amount	%

	(In thousands)
Revenue:
Service revenue	$11,385,961	$12,360,601	$(974,640)	(7.9)
Equipment sales and other revenue	185,198	144,791	40,407	27.9
Total revenue	11,571,159	12,505,392	(934,233)	(7.5)

Costs and expenses:
Cost of services	6,977,628	7,423,427	(445,799)	(6.0)
% of Service revenue	61.3%	60.1%
Cost of sales - equipment and other	91,164	97,315	(6,151)	(6.3)
Selling, general and administrative expenses	1,414,808	1,622,281	(207,473)	(12.8)
% of Total revenue	12.2%	13.0%
Depreciation and amortization	381,292	428,471	(47,179)	(11.0)
Impairment of long-lived assets and goodwill	6,457	—	6,457	*
Total costs and expenses	8,871,349	9,571,494	(700,145)	(7.3)

Operating income (loss)	$2,699,810	$2,933,898	$(234,088)	(8.0)

Other data:
Pay-TV subscribers, as of period end (in millions)	8.526	9.750	(1.224)	(12.6)
DISH TV subscribers, as of period end (in millions)	6.471	7.416	(0.945)	(12.7)
SLING TV subscribers, as of period end (in millions)	2.055	2.334	(0.279)	(12.0)
Pay-TV subscriber additions (losses), net (in millions)	(1.224)	(0.957)	(0.267)	(27.9)
DISH TV subscriber additions (losses), net (in millions)	(0.945)	(0.805)	(0.140)	(17.4)
SLING TV subscriber additions (losses), net (in millions)	(0.279)	(0.152)	(0.127)	(83.6)
Pay-TV ARPU	$104.56	$101.20	$3.36	3.3
DISH TV subscriber additions, gross (in millions)	0.464	0.634	(0.170)	(26.8)
DISH TV churn rate	1.69%	1.54%	0.15%	9.7
DISH TV SAC	$1,118	$1,044	$74	7.1
Purchases of property and equipment, net of refunds**	$242,736	$131,093	$111,643	85.2
OIBDA	$3,081,102	$3,362,369	$(281,267)	(8.4)

*	Percentage is not meaningful.
**	Purchases of property and equipment, net of refunds includes satellite purchases during the years ended December 31, 2023 and 2022 of $105 million and zero, respectively.

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

DISH TV churn rate. Our DISH TV churn rate for the year ended December 31, 2023 was 1.69% compared to 1.54% for the same period in 2022. Our DISH TV churn rate for the year ended December 31, 2023 was briefly elevated due to the cybersecurity incident. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, cord cutting, shifting consumer behavior and increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. Our DISH TV churn rate continues to be positively impacted by our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, our ability to control piracy and other forms of fraud, and the level of our retention efforts.

Service revenue. “Service revenue” totaled $11.386 billion for the year ended December 31, 2023, a decrease of $975 million or 7.9% compared to the same period in 2022. The decrease in “Service revenue” compared to the same period in 2022 was primarily related to a lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU, discussed below.

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

Pay-TV ARPU. Pay-TV ARPU was $104.56 during the year ended December 31, 2023 versus $101.20 during the same period in 2022. The $3.36 or 3.3% increase in Pay-TV ARPU was primarily attributable to DISH TV and SLING TV programming price increases. The DISH TV and SLING TV programming package price increases were effective in the fourth quarter of 2022 and 2023.

Cost of services. “Cost of services” totaled $6.978 billion during the year ended December 31, 2023, a decrease of $446 million or 6.0% compared to the same period in 2022. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base, partially offset by higher programming costs per subscriber and higher variable and retention costs per subscriber. Programming costs per subscriber increased during the year ended December 31, 2023 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. In addition, variable and retention costs per subscriber increased during the year ended December 31, 2023 due to, among other things, approximately $30 million in cybersecurity-related expenses to remediate the incident and provide additional customer support. “Cost of services” represented 61.3% and 60.1% of “Service revenue” during the years ended December 31, 2023 and 2022, respectively.

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

Wireless Segment

Our Wireless segment business strategy is to expand our current target segments and profitably grow our Wireless subscriber base and commercialize and grow customer traffic on our 5G Network. We intend to grow our Wireless subscriber base by acquiring and retaining high quality subscribers with competitive offers, choice and outstanding customer service that better meet those subscribers’ needs and budget.

Our Wireless segment provides Wireless communication services and products. We currently offer our Wireless services for 5G VoNR to over 220 million Americans and for 5G broadband service to over 268 million Americans, as well as a competitive portfolio of wireless devices.

We offer nationwide Wireless services to subscribers primarily under our Boost Mobile and Gen Mobile brands. Prepaid Wireless subscribers generally pay in advance for monthly access to wireless talk, text and data services. Postpaid Wireless subscribers are qualified to pay after receiving wireless talk, text and data services and may also qualify for certain device financing arrangements.

Boost Mobile postpaid. During 2023, we launched our nationwide expansion of our Boost Mobile postpaid Wireless service. At the end of the third quarter of 2023, we began offering premium wireless devices, including Apple products. We currently offer a broad range of premium wireless devices on our 5G Network, including the Apple iPhone 15 and newer generation iPhones.

We are currently operating primarily as an MVNO as we continue our 5G Network Deployment and commercialize and grow customer traffic on our 5G Network. We are transitioning to an MNO as our 5G Network has become commercially available and we grow customer traffic on our 5G Network. We are currently activating Boost Mobile subscribers with compatible devices onto our 5G Network in markets where we have reached VoNR. We have deployed 5G VoNR covering over 220 million Americans. Within our MVNO operations, today we depend in part on T-Mobile and AT&T to provide us with network services under the MNSA and NSA, respectively. As of December 31, 2024, we had 6.995 million Wireless subscribers.

Currently, we offer Wireless subscribers competitive consumer plans with no annual service contracts and monthly service plans including high-speed data and unlimited talk and text. We also offer a variety of value-added services, including, but not limited to, device payment and protection plans and device financing arrangements for certain qualified subscribers.

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

ACP Subscribers. A portion of our Wireless subscriber base and revenue was comprised of subscribers who received benefits under the ACP program. Households enrolled in the ACP program continued to receive the benefit on their service through April 2024. In May 2024, households received a partial benefit and on June 1, 2024 the ACP program funding concluded and households no longer received their benefit. Although we implemented plans to retain and/or migrate these subscribers to lower priced service plans, these subscribers began deactivating in the second and third quarters of 2024. As of September 30, 2024, we had approximately 33,000 Wireless ACP subscribers, the majority of which migrated to other service plans in the fourth quarter of 2024. As of December 31, 2024, we have no Wireless ACP subscribers.

Generally, ACP subscribers have lower Wireless ARPU than other Wireless subscribers and as a result, any loss of ACP subscribers had a nominal impact on pre-tax net income.

We initially invested a total of over $30 billion in Wireless spectrum licenses, and a portion of these licenses were included in the Sale and Transfer of Assets to EchoStar. We currently have $24 billion of investments related to Wireless spectrum licenses, which does not include $7 billion of capitalized interest related to the carrying value of such licenses. See Note 1, Note 2 and Note 13 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information. We continue to commercialize our Wireless spectrum licenses through the completion of our 5G Network Deployment. We have committed to the FCC to deploy our 5G Network capable of serving increasingly larger portions of the U.S. population at different deadlines.

We may need to raise additional capital in the future, which may not be available on favorable terms or at all, to fund the efforts described below, as well as, among other things, make any potential Northstar Re-Auction Payment and SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC. There can be no assurance that we will be able to complete all build-out requirements or profitably deploy our Wireless spectrum licenses, which may affect the carrying amount of these assets and our future financial condition or results of operations. See Note 13 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Our Wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. On September 29, 2023, the FCC confirmed we met all of our June 14, 2023 band-specific 5G deployment commitments, and two of our three nationwide 5G commitments. The single remaining 5G commitment, that at least 70% of the U.S. population has access to average download speeds equal to 35 Mbps, was achieved in March 2024 using the drive test methodology previously agreed upon by us and the FCC and overseen by an independent monitor. We currently have the largest commercial deployment of 5G VoNR in the world covering over 220 million Americans and 5G broadband service covering over 268 million Americans.

In September 2024, the FCC conditionally granted our requests to extend the 5G deployment deadlines for certain of our Wireless spectrum licenses based on several commitments and in a January 10, 2025 filing to the FCC, we certified to meeting the accelerated buildout (Commitments #2 and #3 of the Extension Request) and the nationwide 80% coverage obligations (Commitment #1 of the Extension Request) due by December 31, 2024. Thus, pursuant to the Extension Request, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be extended to December 14, 2026. In addition, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be further extended to June 14, 2028 as long as we satisfy the remaining Extension Request commitments. See Note 13 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for definitions and further details.

We may need to make significant additional investments or partner with others to, among other things, continue our 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as we continue our 5G Network Deployment, we have and may continue to incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure, software and third-party integration. As a result of these investments, among other factors, we may need to raise additional capital, which may not be available on favorable terms or at all. We may also determine that additional wireless spectrum licenses may be required for our 5G Network Deployment, which will enhance our ability to compete effectively with other wireless service providers.

Competition. Wireless communication services is a mature market with moderate year over year organic growth. Competitors include, among others, providers who offer similar wireless communication services, such as talk, text and data. Competitive factors within the wireless communication services industry include, but are not limited to, pricing, market saturation, service and product offerings, customer experience and service quality. We compete with a number of national wireless carriers, including Verizon, AT&T and T-Mobile, all of which are significantly larger than us, serve a significant percentage of all wireless subscribers and enjoy scale advantages compared to us. Verizon, AT&T and T-Mobile are currently the only nationwide MNOs in the United States.

Additional primary competitors to our Wireless segment include, but are not limited to, Metro PCS (owned by T-Mobile), Cricket Wireless (owned by AT&T), Visible (owned by Verizon), Tracfone Wireless (owned by Verizon), Total Wireless (owned by Verizon) and other MVNOs such as Consumer Cellular, Mint Mobile (owned by T-Mobile), Spectrum Mobile and Xfinity Mobile.

RESULTS OF OPERATIONS –Wireless Segment

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2024	2023	Amount	%

	(In thousands)
Revenue:
Service revenue	$3,156,760	$3,337,240	$(180,480)	(5.4)
Equipment sales and other revenue	449,417	394,920	54,497	13.8
Total revenue	3,606,177	3,732,160	(125,983)	(3.4)

Costs and expenses:
Cost of services (1)	3,095,790	2,012,333	1,083,457	53.8
% of Service revenue	98.1%	60.3%
Cost of sales - equipment and other (2)	1,250,656	2,110,706	(860,050)	(40.7)
Selling, general and administrative expenses	952,617	1,114,485	(161,868)	(14.5)
% of Total revenue	26.4%	29.9%
Depreciation and amortization	1,134,873	800,629	334,244	41.7
Impairment of long-lived assets and goodwill	—	218,560	(218,560)	*
Total costs and expenses	6,433,936	6,256,713	177,223	2.8

Operating income (loss)	$(2,827,759)	$(2,524,553)	$(303,206)	(12.0)

Other data:
Wireless subscribers, as of period end (in millions) **	6.995	7.378	(0.383)	(5.2)
Wireless subscriber additions, gross (in millions)	2.520	2.743	(0.223)	(8.1)
Wireless subscriber additions (losses), net (in millions) ***	(0.304)	(0.617)	0.313	50.7
Wireless ARPU	$36.57	$36.15	$0.42	1.2
Wireless churn rate	3.00%	4.17%	(1.17)%	(28.1)
Purchases of property and equipment, net of refunds	1,113,823	2,586,151	(1,472,328)	(56.9)
OIBDA	$(1,692,886)	$(1,723,924)	$31,038	1.8

(1)	Excluding the impact of the Operational Presentation Change, defined below, which totaled $977 million for the year ended December 31, 2023, “Cost of services” for the year ended December 31, 2024 increased $106 million compared to the same period in 2023.
(2)	Excluding the impact of the Operational Presentation Change, defined below, which totaled $977 million for the year ended December 31, 2023, “Cost of sales – equipment and other” for the year ended December 31, 2024 increased $117 million compared to the same period in 2023.
*	Percentage is not meaningful.
**

During the fourth quarter of 2024, we removed approximately 79,000 subscribers from our period end Wireless subscriber count representing Wireless subscribers whose economic interests were sold during the year ended December 31, 2024 and these subscribers will migrate off our network beginning in the second quarter of 2025. This removal had no impact on any other reported subscriber metrics, other than our period end Wireless subscriber count.

***	Includes Government subsidized subscribers.

Wireless subscribers. We lost approximately 304,000 net Wireless subscribers during the year ended December 31, 2024 compared to the loss of approximately 617,000 net Wireless subscribers during the same period in 2023. This decrease in net Wireless subscriber losses primarily resulted from a lower Wireless churn rate, partially offset by lower gross new Wireless subscriber activations for the year ended December 31, 2024 compared to the same period in 2023. In addition, we had net losses of Government subsidized subscribers during the year ended December 31, 2024 compared to net additions in the same period in 2023, primarily due to the ACP program funding concluding on June 1, 2024. See “Wireless Segment – ACP Subscribers” for further information. Excluding the impact of net losses of Government subsidized subscribers, we added approximately 170,000 net Wireless subscribers during the year ended December 31, 2024.

Wireless subscribers, gross. During the year ended December 31, 2024, we activated approximately 2.520 million gross new Wireless subscribers compared to approximately 2.743 million gross new Wireless subscribers during the same period in 2023, a decrease of 8.1%. Our gross new Wireless subscribers for the year ended December 31, 2024 was negatively impacted by our emphasis on acquiring and retaining higher quality subscribers and increased competitive pressures, including aggressive competitor marketing, discounted service plans and deeper wireless device subsidies.

Wireless churn rate. Our Wireless churn rate for the year ended December 31, 2024 was 3.00% compared to 4.17% for the same period in 2023. Our Wireless churn rate for the year ended December 31, 2024 was positively impacted by our emphasis on acquiring and retaining higher quality subscribers, partially offset by competitive pressures, including deeper wireless device subsidies. In addition, our Wireless churn rate for the year ended December 31, 2023 was negatively impacted by migrating subscribers off the TSA with T-Mobile and onto our new billing and operational support systems.

Service revenue. “Service revenue” totaled $3.157 billion for the year ended December 31, 2024, a decrease of $180 million or 5.4% compared to the same period in 2023. The decrease in “Service revenue” compared to the same period in 2023 was primarily related to a lower average Wireless subscriber base, partially offset by an increase in Wireless ARPU, discussed below.

Wireless ARPU. Wireless ARPU was $36.57 during the year ended December 31, 2024 versus $36.15 during the same period in 2023. The $0.42 or 1.2% increase in Wireless ARPU was primarily attributable to a shift in subscriber plan mix to higher priced service plans and increased sales of value added services. This increase was partially offset by providing ACP subscribers discounted or free services as a result of the conclusion of the ACP program funding.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $449 million for the year ended December 31, 2024, an increase of $54 million or 13.8% compared to the same period in 2023. The increase in “Equipment sales and other revenue” compared to the same period in 2023 was primarily related to wireless devices with higher revenue per unit shipped due to unit mix, partially offset by a decrease in units shipped and higher promotional subsidies. During the year ended December 31, 2024, we shipped a higher percentage of devices that are compatible with our 5G Network and other devices that have a higher revenue per unit. In addition, this increase was partially offset by lower leased spectrum revenue.

Cost of services. “Cost of services” totaled $3.096 billion for the year ended December 31, 2024, an increase of $1.083 billion compared to the same period in 2023. Beginning on January 1, 2024, “Cost of services” includes certain direct costs related to our 5G Network Deployment, including lease expense on communication towers, transport, cloud services and other costs which were previously reported in “Cost of sales – equipment and other” (the “Operational Presentation Change”), which totaled $977 million for the year ended December 31, 2023, as a significant portion of our 5G Network was placed into service. Excluding the impact of the Operational Presentation Change, “Cost of services” for the year ended December 31, 2024 increased $106 million compared to the same period in 2023. This change primarily resulted from an increase in lease expense on communication towers, transport and other related costs. In addition, beginning on January 1, 2024, as a significant portion of our 5G Network was placed into service, “Cost of services” includes certain personal costs which were previously reported in “Selling, general and administrative expenses.”

These increases were partially offset by a lower average Wireless subscriber base, lower network services costs per subscriber and operational efficiencies, partially offset by higher monthly dealer incentive costs. In the third quarter of 2023, we realigned our commission structure with current business objectives to acquire higher quality, long-term subscribers, which resulted in higher monthly dealer incentive costs. The year ended December 31, 2023 was negatively impacted by the migration of subscribers off the TSA with T-Mobile and onto our new billing and operational support systems. We incurred duplicative costs related to our TSA with T-Mobile and our own billing and operational support systems as we migrated subscribers off the TSA with T-Mobile.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $1.251 billion for the year ended December 31, 2024, a decrease of $860 million compared to the same period in 2023. Excluding the impact of the Operational Presentation Change, “Cost of sales – equipment and other” for the year ended December 31, 2024 increased $117 million compared to the same period in 2023. This increase primarily resulted from wireless devices with higher costs per unit shipped due to unit mix, partially offset by a decrease in units shipped and higher vendor rebates. During the year ended December 31, 2024, we shipped a higher percentage of devices that are compatible with our 5G Network and other devices that have a higher cost per unit.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $953 million during the year ended December 31, 2024, a $162 million or 14.5% decrease compared to the same period in 2023. This decrease was primarily driven by lower sales commissions and a decrease in costs to support the Wireless segment, partially offset by higher marketing expenditures. In the third quarter of 2023, we realigned our commission structure with current business objectives to acquire higher quality, long-term subscribers, which resulted in lower sales commissions. In addition, beginning on January 1, 2024, as a significant portion of our 5G Network was placed into service, “Cost of services” includes certain personal costs which were previously reported in “Selling, general and administrative expenses” partially driving this decrease. Furthermore, the year ended December 31, 2023 was negatively impacted by costs of migrating subscribers off the TSA with T-Mobile and onto our new billing and operational support systems.

Depreciation and amortization. “Depreciation and amortization” expense totaled $1.135 billion during the year ended December 31, 2024, a $334 million or 41.7% increase compared to the same period in 2023. This change was primarily driven by an increase in depreciation and amortization expense related to 5G Network Deployment assets being placed in service. We expect our depreciation and amortization expense to increase as we continue to place 5G Network Deployment assets into service. This increase was partially offset by a decrease in amortization expense from subscriber relationships related to the Boost Mobile acquisition in 2020, which became fully amortized during the second quarter of 2024.

Impairment of long-lived assets and goodwill. “Impairment of long-lived assets and goodwill” totaled $219 million for the year ended December 31, 2023. This impairment represents a noncash impairment charge for goodwill. See Note 2 to the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2023	2022	Amount	%

	(In thousands)
Revenue:
Service revenue	$3,337,240	$3,653,909	$(316,669)	(8.7)
Equipment sales and other revenue	394,920	526,109	(131,189)	(24.9)
Total revenue	3,732,160	4,180,018	(447,858)	(10.7)

Costs and expenses:
Cost of services	2,012,333	2,135,073	(122,740)	(5.7)
% of Service revenue	60.3%	58.4%
Cost of sales - equipment and other	2,110,706	1,715,276	395,430	23.1
Selling, general and administrative expenses	1,114,485	929,299	185,186	19.9
% of Total revenue	29.9%	22.2%
Depreciation and amortization	800,629	288,602	512,027	*
Impairment of long-lived assets and goodwill	218,560	—	218,560	*
Total costs and expenses	6,256,713	5,068,250	1,188,463	23.4

Operating income (loss)	$(2,524,553)	$(888,232)	$(1,636,321)	*

Other data:
Wireless subscribers, as of period end (in millions) **	7.378	7.983	(0.605)	(7.6)
Wireless subscriber additions, gross (in millions)	2.743	3.418	(0.675)	(19.7)
Wireless subscriber additions (losses), net (in millions) ***	(0.617)	(0.576)	(0.041)	(7.1)
Wireless ARPU	$36.15	$37.72	$(1.57)	(4.2)
Wireless churn rate	4.17%	4.46%	(0.29)%	(6.5)
Purchases of property and equipment, net of refunds	$2,586,151	$2,596,209	$(10,058)	(0.4)
OIBDA	$(1,723,924)	$(599,630)	$(1,124,294)	*

*	Percentage is not meaningful.
**

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

***	Includes Government subsidized subscribers.

Wireless subscribers. We lost approximately 617,000 net Wireless subscribers during the year ended December 31, 2023 compared to the loss of approximately 576,000 net Wireless subscribers during the same period in 2022. This increase in net Wireless subscriber losses primarily resulted from lower gross new Wireless subscriber activations, partially offset by an increase in net Government subsidized subscriber additions and a lower Wireless churn rate.

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

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $395 million for the year ended December 31, 2023, a decrease of $131 million or 24.9% compared to the same period in 2022. The decrease in “Equipment sales and other revenue” compared to the same period in 2022 was primarily related to a decrease in wireless device units shipped and higher promotional subsidies, partially offset by higher revenue per unit shipped due to unit mix. During the year ended December 31, 2023, we shipped a higher percentage of devices that are compatible with our 5G Network and other devices that have a higher revenue per unit.

Cost of services. “Cost of services” totaled $2.012 billion for the year ended December 31, 2023, a decrease of $123 million or 5.7% compared to the same period in 2022. The decrease in “Cost of services” was primarily attributable to a lower average Wireless subscriber base, partially offset by higher monthly dealer incentive costs. During the year ended December 31, 2023, we realigned our commission structure with current business objectives to acquire higher quality, long-term subscribers, which resulted in elevated costs during the transition period.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $2.111 billion for the year ended December 31, 2023, an increase of $395 million or 23.1% compared to the same period in 2022. The change in “Cost of sales – equipment and other” compared to the same period in 2022 was related to an increase in lease expense on communication towers, transport, cloud services, and other related costs. In addition, this increase resulted from wireless devices with higher costs per unit shipped due to unit mix, partially offset by a decrease in units shipped. During the year ended December 31, 2023, we shipped a higher percentage of devices that are compatible with our 5G Network and other devices that have a higher cost per unit.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $1.114 billion during the year ended December 31, 2023, a $185 million or 19.9% increase compared to the same period in 2022. This change was primarily driven by higher marketing expenditures mainly related to the third quarter of 2023 nationwide expansion of our Boost postpaid wireless service and offering of the iPhone 15 on our 5G Network and increases in costs to support the Wireless segment. The year ended December 31, 2022 was negatively impacted by costs related to the development of our own billing and operational support systems as we prepared to migrate subscribers off the TSA with T-Mobile.

Depreciation and amortization. “Depreciation and amortization” expense totaled $801 million during the year ended December 31, 2023, a $512 million increase compared to the same period in 2022. This change was primarily driven by an increase in depreciation and amortization expense related to 5G Network Deployment assets being placed in service. We expect our depreciation and amortization expense to increase as we continue to place 5G Network Deployment assets into service.

Impairment of long-lived assets and goodwill. “Impairment of long-lived assets and goodwill” totaled $219 million for the year ended December 31, 2023. This impairment represents a noncash impairment charge for goodwill. See Note 2 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

OTHER CONSOLIDATED RESULTS

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2024	2023	Amount	%

	(In thousands)
Operating income (loss)	$(179,625)	$175,257	$(354,882)	*

Other income (expense):
Interest income	54,059	105,416	(51,357)	(48.7)
Interest expense, net of amounts capitalized	(690,222)	(38,881)	(651,341)	*
Other, net	742,705	(1,741,876)	2,484,581	*
Total other income (expense)	106,542	(1,675,341)	1,781,883	*

Income (loss) before income taxes	(73,083)	(1,500,084)	1,427,001	95.1
Income tax (provision) benefit, net	10,390	371,662	(361,272)	(97.2)
Effective tax rate	14.2%	24.8%
Net income (loss)	(62,693)	(1,128,422)	1,065,729	94.4
Less: Net income (loss) attributable to noncontrolling interests, net of tax	3,737	83,801	(80,064)	(95.5)
Net income (loss) attributable to DISH Network	$(66,430)	$(1,212,223)	$1,145,793	94.5

* Percentage is not meaningful.

Interest income. “Interest income” totaled $54 million during the year ended December 31, 2024, a decrease of $51 million compared to the same period in 2023. This decrease primarily resulted from lower average cash and marketable investment securities balances during the year ended December 31, 2024.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $690 million during the year ended December 31, 2024, an increase of $651 million compared to the same period in 2023. This increase primarily resulted from lower capitalized interest related to the reduction of qualifying assets. During the year ended December 31, 2024, as a result of the Sale and Transfer of Assets to EchoStar, the basis of our qualifying assets was reduced. In addition, as the qualifying assets, including markets within certain bands of wireless spectrum licenses, have been placed into service with the deployment of our 5G Network, we no longer capitalize interest on those assets and as a result, capitalized interest was reduced. Furthermore, the Sale and Transfer of Assets to EchoStar included the DISH 2021 Intercompany Loan 2026 Tranche, which was previously eliminated in consolidation as it was held by DISH DBS, and as a result interest expense increased. See Note 1, Note 2 and Note 9 to the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information. This increase also resulted from the DISH DBS Financing and the EchoStar 2024 Intercompany Loan, partially offset by the redemption of debt that matured in March and November 2024 and the extinguishment of our Existing DISH Convertible Notes in connection with the EchoStar Exchange Offers, as defined and detailed in Note 9 to the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

Other, net. “Other, net” income totaled $743 million during the year ended December 31, 2024, compared to expense of $1.742 billion during the same period in 2023. The year ended December 31, 2024 was positively impacted by a gain on debt extinguishment of $689 million, a $128 million gain on a sale of a financial asset to EchoStar and a $21 million gain on the Liberty Puerto Rico Asset Sale. The year ended December 31, 2024 was also negatively impacted by a $67 million loss in equity in earnings, including $63 million from our portion of Invidi’s goodwill impairment, and $31 million in net losses and impairments on marketable and non-marketable investment securities. See Note 1, Note 9 and Note 13 to the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information. The year ended December 31, 2023 was negatively impacted by a $1.793 billion decrease in the fair value of our option to purchase certain of T-Mobile’s 800 MHz spectrum licenses, partially offset by $73 million of early debt extinguishment gains from the repurchases of our convertible notes.

Income tax (provision) benefit, net. Our income tax benefit was $10 million during the year ended December 31, 2024, a decrease of $361 million compared to the same period in 2023. This decrease was primarily related to the change in “Income (loss) before income taxes” and the change in our effective tax rate. Our effective tax rate during the year ended December 31, 2024 was impacted by federal and state valuation allowances.

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

Other, net. “Other, net” expense totaled $1.742 billion during the year ended December 31, 2023, compared to income of $1.039 billion during the same period in 2022. This change primarily resulted from a loss of approximately $1.793 billion (including the $100 million prepayment previously made to T-Mobile) as the probability weighted fair value of our option to purchase certain of T-Mobile’s 800 MHz spectrum licenses was reduced to zero compared to a $1.015 billion increase during the year ended December 31, 2022. In addition, the year ended December 31, 2023 was negatively impacted by a $22 million net decrease in gains on marketable and non-marketable investment securities. Furthermore, the year ended December 31, 2023 was positively impacted by $73 million of early debt extinguishment gains from the repurchases of our convertible notes. See Note 5 and 9 to the Notes to our Consolidated Financial Statements in this Annual Report on Form 10 K for further information.

Income tax (provision) benefit, net. Our income tax benefit was $372 million during the year ended December 31, 2023 compared to a provision of $732 million during the same period in 2022. The change was primarily related to a decrease in “Income (loss) before income taxes,” partially offset by an increase in our effective tax rate.

Non-GAAP Performance Measures and Reconciliation

It is management’s intent to provide non-GAAP financial information to enhance the understanding of our financial information prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), and it should be considered by the reader in addition to, but not instead of, the financial statements prepared in accordance with GAAP. Each non-GAAP financial measure is presented along with the corresponding GAAP measure so as not to imply that more emphasis should be placed on the non-GAAP measure. We believe that providing these non-GAAP measures in addition to the GAAP measures allows management, investors and other users of our financial information to more fully and accurately assess both consolidated and segment performance. The non-GAAP financial information presented may be determined or calculated differently by other companies and may not be directly comparable to that of other companies.

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

For the Year Ended December 31, 2024	Pay-TV	Wireless	Consolidated

	(In thousands)
Segment operating income (loss)	$2,648,134	$(2,827,759)	$(179,625)
Depreciation and amortization	337,331	1,134,873	1,472,204
OIBDA	$2,985,465	$(1,692,886)	$1,292,579

For the Year Ended December 31, 2023

Segment operating income (loss)	$2,699,810	$(2,524,553)	$175,257
Depreciation and amortization	381,292	800,629	1,181,921
OIBDA	$3,081,102	$(1,723,924)	$1,357,178

For the Year Ended December 31, 2022

Segment operating income (loss)	$2,933,898	$(888,232)	$2,045,666
Depreciation and amortization	428,471	288,602	717,073
OIBDA	$3,362,369	$(599,630)	$2,762,739

The changes in OIBDA during the years ended December 31, 2024, 2023, and 2022, were primarily a result of the factors described in connection with operating revenues and operating expenses, and the “Impairment of long-lived assets and goodwill” of: (1) $219 million from our Wireless segment and (2) $6 million from our Pay-TV segment during the year ended December 31, 2023.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks Associated with Financial Instruments

Our investments and debt are exposed to market risks, discussed below.

Cash, Cash Equivalents and Current Marketable Investment Securities

As of December 31, 2024, our unrestricted cash, cash equivalents and current marketable investment securities had a fair value of $476 million. Of that amount, a total of $476 million was invested in: (a) cash; (b) money market funds; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, continue investing in our business, pursue acquisitions and other strategic transactions, fund ongoing operations, repay debt obligations and expand our business. Consequently, the size of this portfolio can fluctuate significantly as cash is received and used in our business for these or other purposes. The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would affect the fair value of our cash, cash equivalents and current marketable investment securities portfolio; however, we normally hold these investments to maturity. Based on our December 31, 2024 current non-strategic investment portfolio of $476 million, a hypothetical 10% change in average interest rates would not have a material impact on the fair value due to the limited duration of our investments.

Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the year ended December 31, 2024 of 4.3%. A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature. A hypothetical 10% decrease in average interest rates during 2024 would result in a decrease of approximately $5 million in annual interest income.

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of December 31, 2024, we had $279 million of restricted cash, cash equivalents and marketable investment securities invested in: (a) cash; (b) money market funds; (c) debt instruments of the United States Government and its agencies; and/or (d) instruments with similar risk, duration and credit quality characteristics to commercial paper. Based on our December 31, 2024 investment portfolio, a hypothetical 10% increase in average interest rates would not have a material impact on the fair value of our restricted cash, cash equivalents and marketable investment securities.

Debt

As of December 31, 2024, we had debt including intercompany loans of $21.779 billion, excluding finance lease obligations and unamortized deferred financing costs and debt discounts, on our Consolidated Balance Sheets. We estimated the fair value of this debt to be approximately $20.222 billion using quoted market prices. The fair value of our debt is affected by fluctuations in interest rates. A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $535 million. To the extent interest rates increase, our future costs of financing would increase at the time of any future financings. As of December 31, 2024, primarily all of our long-term debt consisted of fixed rate indebtedness.

Derivative Financial Instruments

From time to time, we invest in speculative financial instruments, including derivatives. As of December 31, 2024, we did not hold any material derivative financial instruments.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Item 9B. OTHER INFORMATION

None

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Appointment of Independent Registered Public Accounting Firm

Appointment of Independent Registered Public Accounting Firm for 2024. KPMG LLP served as our independent registered public accounting firm for the fiscal year ended December 31, 2024.

EchoStar’s Board of Directors, in its discretion, may direct the appointment of a different independent registered public accounting firm at any time during the year if the Board of Directors believes that a change would be in its best interests.

Fees Paid to KPMG LLP for 2024 and 2023

The following table presents fees for the aggregate professional audit services rendered by KPMG LLP for the annual audit of the financial statements of EchoStar and its subsidiaries for the years ended December 31, 2024 and 2023, and fees billed for other services rendered by KPMG LLP to EchoStar and its subsidiaries during those periods. We have reported the fees billed for services rendered to both EchoStar and its subsidiaries because the services are not rendered or billed specifically for us but for the EchoStar consolidated group as a whole. Prior year fees paid to KPMG for both EchoStar and DISH Network pre-Merger have been combined to be consistent with the current year presentation.

	For the Years Ended December 31,
	2024	2023
Audit Fees (1)	$7,756,168	$9,724,769
Audit-Related Fees	480,000	1,052,603
Tax Compliance Fees	643,786	858,580
All Other Fees (2)	141,744	115,000
Total Fees	$9,021,698	$11,750,952

(1)	Consists of fees paid by EchoStar and its subsidiaries for the audit of our consolidated financial statements included in EchoStar and its subsidiaries Annual Reports on Form 10-K, review of EchoStar and its subsidiaries unaudited financial statements included in our Quarterly Reports on Form 10-Q and fees in connection with the audit of EchoStar and its subsidiaries internal control over financial reporting.
(2)	Consists of fees for services related to review of contract compliance.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

EchoStar’s Board of Directors delegated to EchoStar’s Audit Committee the responsibility for appointing, setting compensation, retaining, and overseeing the work of its independent registered public accounting firm until December 31, 2024.

Requests are submitted to the Audit Committee of EchoStar in one of the following ways:

●	Request for approval of services at a meeting of the Audit Committee; or
●	Request for approval of services by members of the Audit Committee acting by written consent.

The request may be made with respect to either specific services or a type of service for predictable or recurring services. 100% of the fees paid to KPMG LLP for services rendered in 2024 and 2023 were pre-approved by the Audit Committee of EchoStar.

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

3.1*	Compiled Articles of Incorporation of DISH Network Corporation (incorporated by reference from Exhibit 3.1 to DISH Network’s Current Report on Form 8-K filed on January 2, 2024).

3.2*	Compiled Bylaws of DISH Network Corporation (incorporated by reference from Exhibit 3.2 to DISH Network’s Current Report on Form 8-K filed on January 2, 2024).

4.1*

Indenture, relating to the 7 3/4% Senior Notes due 2026, dated as of June 13, 2016, among DISH DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed June 13, 2016).

4.2*

Indenture, relating to the 3 3/8% Convertible Notes due 2026, dated as of August 8, 2016, by and between DISH Network Corporation and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed August 8, 2016).

4.3*	Supplemental Indenture relating to the 7 3/4% Senior Notes due 2026 (incorporated by reference from Exhibit 4.16 to the Annual Report on Form 10-K of DISH DBS Corporation filed March 29, 2018).

4.4*

Indenture, relating to the 7 3/8% Senior Notes due 2028, dated as of July 1, 2020, among DISH DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed July 1, 2020).

4.5*

Indenture, relating to the 0% Convertible Notes due 2025, dated as of December 21, 2020, by and between DISH Network Corporation and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed December 22, 2020).

4.6*

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

4.7*

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

4.8*

Indenture, relating to the 5 1/8% Senior Notes due 2029, dated as of May 24, 2021 among DISH DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank, National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed May 24, 2021).

4.9*

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

4.10*

Security Agreement, dated as of November 26, 2021, among DISH DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank National Association, as Collateral Agent (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K of DISH Network Corporation filed November 26, 2021).

4.11*

Loan and Security Agreement, dated as of November 26, 2021, between DISH DBS Corporation and DISH Network Corporation (incorporated by reference from Exhibit 4.3 to the Current Report on Form 8-K of DISH Network Corporation filed November 26, 2021).

4.12*

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

4.13*

Security Agreement, dated as of November 15, 2022, among the secured guarantors named on the signature pages thereto and U.S. Bank Trust Company, National Association, as collateral agent (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K of DISH Network Corporation filed November 15, 2022).

4.14*

Second Supplemental Indenture relating to DISH Network Corporation’s 0% Convertible Notes due 2025, dated as of November 12, 2024, by and among EchoStar Corporation, DISH Network Corporation and U.S. Bank Trust Company, National Association (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of EchoStar Corporation filed November 14, 2024).

4.15*

Second Supplemental Indenture relating to DISH Network Corporation’s 3.375% Convertible Notes due 2026, dated as of November 12, 2024, by and among EchoStar Corporation, DISH Network Corporation and U.S. Bank Trust Company, National Association (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K of EchoStar Corporation filed November 14, 2024).

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
10.22*

Loan and Security Agreement, dated September 29, 2024, by and among DISH DBS Issuer LLC, as borrower, Alter Domus (US) LLC, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K of EchoStar Corporation filed September 30, 2024).

19*

EchoStar Corporation’s Insider Trading Policy (incorporated by reference to Exhibit 19 to EchoStar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024, filed February 27, 2025).

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

101☐

The following materials from the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2024, filed on March 12, 2025, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statement of Changes in Stockholder’s Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

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

Date: March 12, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hamid Akhavan	President, Chief Executive Officer and Director	March 12, 2025
Hamid Akhavan	(Principal Executive Officer)

/s/ Paul W. Orban	Executive Vice President and Chief Financial Officer, DISH	March 12, 2025
Paul W. Orban	(Principal Financial Officer)

/s/ James S. Allen	Senior Vice President and Chief Accounting Officer	March 12, 2025
James S. Allen	(Principal Accounting Officer)

/s/ Charles W. Ergen	Chairman	March 12, 2025
Charles W. Ergen

/s/ Tom A. Ortolf	Director	March 12, 2025
Tom A. Ortolf

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

`

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of Directors
DISH Network Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of DISH Network Corporation and subsidiaries (the Company) as of December 31, 2024 and December 31, 2023, the related consolidated statements of operations and comprehensive income (loss), changes in stockholder’s equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Sufficiency of audit evidence over revenue

As discussed in Note 14 to the consolidated financial statements, the Company reported $14.3. billion in total revenue for the year ended December 31, 2024, which included Pay-TV and Wireless revenue of $10.7 billion and $3.6 billion, respectively. These categories of revenue have multiple revenue streams and certain aspects of the Company’s processes and information technology (IT) systems differ among the revenue streams.

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

Denver, Colorado

March 12, 2025

l4

DISH NETWORK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	As of December 31,
	2024	2023
Assets
Current Assets:
Cash and cash equivalents	$476,075	$373,641
Current restricted cash and cash equivalents	150,898	—
Marketable investment securities	286	8,122
Trade accounts receivable, net of allowance for credit losses of $71,314 and $53,991, respectively (Note 16)	922,001	890,333
Inventory	303,328	497,058
Prepaids and other assets	588,892	572,199
Other current assets	37,786	2,308
Total current assets	2,479,266	2,343,661

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	127,698	108,879
Property and equipment, net	7,229,089	7,401,947
Regulatory authorizations, net	30,840,398	38,114,249
Other investments, net	35,483	168,825
Operating lease assets	3,134,938	2,934,862
Intangible assets, net	63,857	159,490
Other noncurrent assets, net	283,780	181,118
Total noncurrent assets	41,715,243	49,069,370
Total assets	$44,194,509	$51,413,031

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Trade accounts payable (Note 16)	$696,277	$673,291
Deferred revenue and other	569,071	638,471
Accrued programming	1,339,072	1,427,762
Accrued interest	206,492	258,603
DISH 2021 Intercompany Loan 2026 Tranche - Interest payable in cash (Note 9)	21,850	—
Other accrued expenses and liabilities	1,641,168	1,552,610
Current portion of debt, finance lease and other obligations (Note 9)	933,481	3,041,429
Total current liabilities	5,407,411	7,592,166

Long-Term Obligations, Net of Current Portion:
Long-term debt, finance lease and other obligations, net of current portion (Note 9)	14,972,965	18,178,288
Intercompany Loans (Note 9)	5,781,811	—
Deferred tax liabilities, net	8,312,490	4,557,262
Operating lease liabilities	3,089,950	2,992,863
Long-term deferred revenue and other long-term liabilities	946,208	861,896
Total long-term obligations, net of current portion	33,103,424	26,590,309
Total liabilities	38,510,835	34,182,475

Commitments and Contingencies (Note 13)

Redeemable noncontrolling interests (Note 2)	—	438,382

Stockholder's Equity (Deficit):
Common stock, $0 par value, 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Additional paid-in capital	5,435,387	4,916,120
Accumulated other comprehensive income (loss)	(2,759)	(2,676)
Accumulated earnings (deficit)	(193,030)	11,876,627
Total DISH Network stockholder's equity (deficit)	5,239,598	16,790,071
Noncontrolling interests	444,076	2,103
Total stockholder's equity (deficit)	5,683,674	16,792,174
Total liabilities and stockholder's equity (deficit)	$44,194,509	$51,413,031

The accompanying notes are an integral part of these consolidated financial statements.

DISH NETWORK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	For the Years Ended December 31,
	2024	2023	2022
Revenue:
Service revenue	$13,770,400	$14,721,682	$16,014,284
Equipment sales and other revenue	522,258	573,406	665,123
Total revenue	14,292,658	15,295,088	16,679,407

Costs and Expenses (exclusive of depreciation and amortization):
Cost of services	9,641,235	8,989,961	9,558,484
Cost of sales - equipment and other	1,330,927	2,201,870	1,812,591
Selling, general and administrative expenses	2,027,917	2,521,062	2,545,593
Depreciation and amortization	1,472,204	1,181,921	717,073
Impairment of long-lived assets and goodwill	—	225,017	—
Total costs and expenses	14,472,283	15,119,831	14,633,741

Operating income (loss)	(179,625)	175,257	2,045,666

Other Income (Expense):
Interest income	54,059	105,416	42,776
Interest expense, net of amounts capitalized (Note 2)	(690,222)	(38,881)	(22,781)
Other, net (Note 5)	742,705	(1,741,876)	1,038,982
Total other income (expense)	106,542	(1,675,341)	1,058,977

Income (loss) before income taxes	(73,083)	(1,500,084)	3,104,643
Income tax (provision) benefit, net	10,390	371,662	(731,736)
Net income (loss)	(62,693)	(1,128,422)	2,372,907
Less: Net income (loss) attributable to noncontrolling interests, net of tax	3,737	83,801	69,674
Net income (loss) attributable to DISH Network	$(66,430)	$(1,212,223)	$2,303,233

Comprehensive Income (Loss):
Net income (loss)	$(62,693)	$(1,128,422)	$2,372,907
Other comprehensive income (loss):
Foreign currency translation adjustments	(185)	356	(4,160)
Unrealized holding gains (losses) on available-for-sale debt securities	1,772	(267)	191
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(1,758)	304	(7)
Deferred income tax (expense) benefit, net	88	(40)	666
Total other comprehensive income (loss), net of tax	(83)	353	(3,310)
Comprehensive income (loss)	(62,776)	(1,128,069)	2,369,597
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	3,737	83,801	69,674
Comprehensive income (loss) attributable to DISH Network	$(66,513)	$(1,211,870)	$2,299,923

The accompanying notes are an integral part of these consolidated financial statements.

DISH NETWORK CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

(In thousands)

			Accumulated
	Class A and B	Additional	Other	Accumulated			Redeemable
	Common	Paid-In	Comprehensive	Earnings	Noncontrolling		Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Interests	Total	Interests
Balance, December 31, 2021	$5,289	$4,735,484	$281	$10,785,617	$1,220	$15,527,891	$395,222
Issuance of Class A common stock	22	44,458	—	—	—	44,480	—
Non-cash, stock-based compensation	—	71,450	—	—	—	71,450	—
Other comprehensive income (loss)	—	—	(3,310)	—	—	(3,310)	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	537	537	69,137
Net income (loss) attributable to DISH Network	—	—	—	2,303,233	—	2,303,233	—
Balance, December 31, 2022	$5,311	$4,851,392	$(3,029)	$13,088,850	$1,757	$17,944,281	$464,359
Issuance of Class A common stock	33	23,241	—	—	—	23,274	—
Non-cash, stock-based compensation	—	36,143	—	—	—	36,143	—
Other comprehensive income (loss)	—	—	353	—	—	353	—
Purchase of Northstar Manager, LLC's ownership interest in Northstar Spectrum	—	—	—	—	—	—	(109,432)
Extinguishment of stock related to the merger with EchoStar	(5,344)	5,344	—	—	—	—	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	346	346	83,455
Net income (loss) attributable to DISH Network	—	—	—	(1,212,223)	—	(1,212,223)	—
Balance, December 31, 2023	$—	$4,916,120	$(2,676)	$11,876,627	$2,103	$16,792,174	$438,382
Non-cash, stock-based compensation	—	24,945	—	—	—	24,945	—
Other comprehensive income (loss) and other	—	(61)	(463)	—	—	(524)	—
Asset Transfer to EchoStar, including deferred taxes of $3,775,370	—	(3,775,370)	380	(12,003,227)	(146)	(15,778,363)	—
Sale of Assets to EchoStar, net of deferred taxes of $3,857	—	5,513	—	—	—	5,513	—
700 MHz Spectrum Sale to EchoStar, net of deferred taxes of $37,681	—	114,831	—	—	—	114,831	—
Conversion of outstanding redeemable noncontrolling interest in SNR HoldCo to noncontrolling interest	—	—	—	—	441,998	441,998	(441,998)
Orbital II Transfer from EchoStar	—	140,510	—	—	—	140,510	—
Release of valuation allowance	—	23,234	—	—	—	23,234	—
EchoStar Exchange Offers debt extinguishment	—	3,985,665	—	—	—	3,985,665	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	121	121	3,616
Net income (loss) attributable to DISH Network	—	—	—	(66,430)	—	(66,430)	—
Balance, December 31, 2024	$—	$5,435,387	$(2,759)	$(193,030)	$444,076	$5,683,674	$—

The accompanying notes are an integral part of these consolidated financial statements.

DISH NETWORK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2024	2023	2022
Cash Flows From Operating Activities:
Net income (loss)	$(62,693)	$(1,128,422)	$2,372,907
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	1,472,204	1,181,921	717,073
Impairment of long-lived assets and goodwill	—	225,017	—
Realized and unrealized losses (gains) on investments, impairments and other	30,730	(77,109)	(25,264)
Realized and unrealized losses (gains) on derivatives	—	1,693,387	(1,015,387)
Realized losses (gains) on Sale of Assets to EchoStar (Note 1)	(128,788)	—	—
Liberty Puerto Rico Asset Sale losses (gains) (Note 13)	(21,310)	—	—
EchoStar Exchange Offers debt extinguishment losses (gains) (Note 9)	(688,661)	—	—
Non-cash, stock-based compensation	24,945	36,143	71,450
Deferred tax expense (benefit)	(16,251)	(374,910)	702,735
Equity in (earnings) losses of affiliates	67,214	3,835	(2,616)
Changes in allowance for credit losses	17,323	9,560	5,819
Change in long-term deferred revenue and other long-term liabilities	82,368	24,436	86,039
Other, net	152,144	205,199	238,472
Changes in current assets and current liabilities:
Trade accounts receivable	(130,900)	33,189	(24,234)
Prepaid and accrued income taxes	44,977	3,053	(36,115)
Inventory	176,191	2,658	36,722
Other current assets	(61,058)	(36,967)	27,992
Trade accounts payable	108,124	13,507	79,116
Deferred revenue and other	(68,591)	(73,003)	(52,105)
Accrued programming and other accrued expenses	(252,855)	255,545	(90,504)
Net cash flows from operating activities	745,113	1,997,039	3,092,100

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(33,696)	(1,383,102)	(898,326)
Sales and maturities of marketable investment securities	36,842	2,253,639	3,023,236
Purchases of property and equipment (Note 7)	(1,286,132)	(2,828,887)	(2,727,302)
Capitalized interest related to regulatory authorizations (Note 2)	(871,807)	(1,162,473)	(984,309)
Purchases of regulatory authorizations, including deposits	(1,104)	(2,009)	(7,206,865)
Sale of Assets to EchoStar (Note 1)	245,800	—	—
700 MHz Spectrum Sale to EchoStar (Note 1)	1,036,500	—	—
Liberty Puerto Rico Asset Sale (Note 13)	95,435	—	—
Other, net (Note 5)	(36,066)	14,075	6,527
Net cash flows from investing activities	(814,228)	(3,108,757)	(8,787,039)

Cash Flows From Financing Activities:
Repayment of long-term debt, finance lease and other obligations	(104,015)	(119,202)	(83,117)
Redemption and repurchases of convertible and senior notes	(2,933,714)	(1,643,469)	(2,056,821)
Proceeds from issuance of senior notes	—	1,500,000	2,000,000
Debt issuance costs and debt (discount) premium	—	21,635	(51,121)
Proceeds from New DISH DBS Financing (Note 9)	2,500,000	—	—
Debt issuance costs and debt (discount) premium from New DISH DBS Financing	(134,510)	—	—
Proceeds from EchoStar 2024 Intercompany Loan (Note 9)	1,009,460	—	—
Early debt extinguishment gains (losses) of convertible and senior notes	—	73,024	—
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	—	8,594	18,132
Purchase of Northstar Manager, LLC's ownership interest in Northstar Spectrum	—	(109,432)	—
Other, net	(65)	(4,665)	(18,413)
Net cash flows from financing activities	337,156	(273,515)	(191,340)

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	268,041	(1,385,233)	(5,886,279)
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 5)	462,748	1,847,981	7,734,260
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 5)	$730,789	$462,748	$1,847,981

The accompanying notes are an integral part of these consolidated financial statements.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Business Activities

Principal Business

DISH Network Corporation is a holding company. Its subsidiaries (which together with DISH Network Corporation are referred to as “DISH Network,” the “Company,” “we,” “us” and/or “our,” unless otherwise required by the context) currently operate two primary business segments. DISH Network is a wholly-owned subsidiary of EchoStar Corporation (“EchoStar”), a publicly traded company listed on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “SATS.”

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

Recent Developments

DIRECTV Transaction

On September 29, 2024, we and DIRECTV Holdings, LLC (“DTV”), entered into an Equity Purchase Agreement (the “Purchase Agreement”). Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, DTV agreed to acquire from us all of the issued and outstanding equity interests of DISH DBS Corporation (“DISH DBS”), which operates our Pay-TV business (the “Business” and such acquisition of the Business the “DIRECTV Transaction”).

Following written notice from DTV received on November 20, 2024, DTV terminated the Purchase Agreement effective at 11:59 pm ET on November 22, 2024 pursuant to Section 7.01(a)(iv) of the Purchase Agreement because the DISH DBS Exchange Offers (as defined in Note 9) were not consummated by the Exchange Offer Settlement Date (as defined in the Purchase Agreement). No termination fee or other payment was due from either party to the other as a result of the termination of the Purchase Agreement.

Sale and Transfer of Assets

In accordance with Accounting Standards Codification 805-50 Business Combinations – Related Issues, for transactions among entities under common control, generally the assets transferred and/or sold are recorded at the net carrying value of the assets. The difference between the net carrying value and the fair value of the assets transferred and/or sold is recorded in “Additional paid-in capital” or “Accumulated earnings (deficit)” on our Consolidated Balance Sheets. If an asset transferred and/or sold among entities under common control is determined to be a financial asset, any gain or loss on the sale of the financial asset is recorded in “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss). All transactions detailed below are transactions among entities under common control.

Sale of Assets to EchoStar. On January 10, 2024, we sold certain assets and equity interests to EchoStar, which included the sale of a financial asset (the “Sale of Assets to EchoStar”), for fair value of approximately $246 million.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The difference between our net carrying value of the assets sold to their fair value was $138 million, of which $6 million, net of deferred tax, was recorded in “Additional paid-in capital” on our Consolidated Balance Sheets as of December 31, 2024 and a $129 million gain related to the financial asset was recorded in “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2024.

Asset Transfer to EchoStar. On January 10, 2024, we transferred our wholly-owned subsidiaries that hold certain assets, including the EchoStar XXV satellite currently under construction, and our wireless spectrum licenses, including AWS-4, H-Block, CBRS (3550-3650 MHz), C-Band – Cheyenne (3.7-3.98 GHz), 12GHz (MVDDS), LMDS, 24 GHz, 28 GHz, 37GHz, 39GHz and 47GHz to EchoStar Wireless Holding L.L.C., a direct wholly-owned subsidiary of our parent, EchoStar (together with the “DISH 2021 Intercompany Loan 2026 Tranche” defined below, the “Asset Transfer to EchoStar”).

In addition, DISH DBS, in its capacity as “Lender” under the terms of the Loan and Security Agreement related to the Intercompany Loan between DISH Network and DISH DBS, has consummated the assignment pursuant to such terms, without any modification or amendment thereto, of its receivable in respect to the 2026 Tranche of $4.7 billion (the “DISH 2021 Intercompany Loan 2026 Tranche”) to DBS Intercompany Receivable L.L.C. DBS Intercompany Receivable L.L.C. has subsequently assigned its rights as lender thereunder to EchoStar Intercompany Receivable Company L.L.C., our parent, EchoStar’s direct wholly-owned subsidiary, such that amounts owed in respect of the DISH 2021 Intercompany Loan 2026 Tranche will now be paid by us to EchoStar Intercompany Receivable L.L.C.

The transferred amount equals our historical net carrying value of these assets, which was $12.003 billion with the offset recorded as a dividend in “Accumulated earnings (deficit)” on our Consolidated Balance Sheets as of December 31, 2024.

Tax Associated with the Asset Transfer to EchoStar. During the year ended December 31, 2024, we recorded $3.775 billion in “Deferred tax liabilities, net” on our Consolidated Balance Sheets resulting from the step up in basis due to the difference in the fair value compared to the book value of the Asset Transfer to EchoStar, with the offset recorded in “Additional paid-in capital” on our Consolidated Balance Sheets.

700 MHz Spectrum Sale to EchoStar. On March 12, 2024, we sold our wholly-owned subsidiary which holds the 700 MHz spectrum to a wholly-owned subsidiary of our parent, EchoStar (the “700 MHz Spectrum Sale to EchoStar”), for fair value of approximately $1.037 billion. The difference between our net carrying value of the assets sold to their fair value of $115 million, net of deferred tax, was recorded in “Additional paid-in capital” on our Consolidated Balance Sheets as of December 31, 2024. The proceeds were used to pay the remaining balance of $951 million on our 2 3/8% Convertible Note which matured on March 15, 2024.

The Sale of Assets to EchoStar, Asset Transfer to EchoStar and 700 MHz Spectrum Sale to EchoStar together are referred to as (the “Sale and Transfer of Assets to EchoStar”).

Orbital II Transfer from EchoStar. On May 2, 2024, EchoStar transferred certain assets to us, including the EchoStar XXV satellite currently under construction. The transferred amount equals our historical net carrying value of these assets, which was $141 million with the offset recorded as a capital contribution in “Additional paid-in capital” on our Consolidated Balance Sheets as of December 31, 2024.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Financing Transactions

During the third and fourth quarter of 2024, we and our parent EchoStar completed several financing transactions, including, but not limited to: (i) our $2.5 billion issuance of New DISH DBS Financing (defined in Note 9), which included $2.047 billion of funds used for the redemption of our 5 7/8% Senior Notes due November 15, 2024, (ii) the EchoStar 2024 Intercompany Loan (defined in Note 9) for a borrowing principal amount of up to $4.500 billion, of which $1.015 billion is currently outstanding as of December 31, 2024, and our parent, EchoStar’s (i) $5.356 billion issuance of its 10 3/4% Senior Secured Notes due 2029, (ii) $30 million issuance of its 3 7/8% Convertible Secured Notes due 2030 and (iii) PIPE Investment for an aggregate cash purchase price of approximately $400 million. For further information on our parent, EchoStar’s, financing transactions refer to EchoStar’s Annual Report on Form 10-K for the year ended December 31, 2024.

In addition, as a result of the consummation of the EchoStar Exchange Offers, as detailed and defined in Note 9, $1.819 billion aggregate principal amount of our 0% Convertible Notes due 2025 and $2.863 billion aggregate principal amount of our 3 3/8% Convertible Notes due 2026 were cancelled and forgiven by our parent, EchoStar, and recorded in “Additional paid-in capital” on our Consolidated Balance Sheets as of December 31, 2024.

Segments

We currently operate two primary business segments: (1) Pay-TV and (2) Wireless. Historically, we reported three primary business segments: (1) Pay-TV; (2) Retail Wireless and (3) 5G Network Deployment. See Note 14 for further information.

Pay-TV

We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear and on-demand streaming over-the-top (“OTT”) Internet-based domestic, international, Latino and Freestream video programming services (“SLING TV”). As of December 31, 2024, we had 7.778 million Pay-TV subscribers in the United States, including 5.686 million DISH TV subscribers and 2.092 million SLING TV subscribers.

Wireless

Our Wireless segment provides wireless communication services (“Wireless” services) and products. We currently offer our Wireless services for 5G voice over new radio (“VoNR”) to over 220 million Americans and for 5G broadband service to over 268 million Americans, as well as a competitive portfolio of wireless devices.

We offer nationwide Wireless services to subscribers primarily under our Boost Mobile® and Gen Mobile® brands. Prepaid Wireless subscribers generally pay in advance for monthly access to wireless talk, text and data services. Postpaid Wireless subscribers are qualified to pay after receiving wireless talk, text and data services, and may also qualify for certain device financing arrangements.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We are currently operating primarily as a mobile virtual network operator (“MVNO”) as we continue our 5G Network Deployment and commercialize and grow customer traffic on our 5G Network. We are transitioning to a mobile network operator (“MNO”) as our 5G Network, defined below, has become commercially available and we grow customer traffic on our 5G Network. We are currently activating Boost Mobile subscribers with compatible devices onto our 5G Network in markets where we have reached VoNR. We currently offer a broad range of premium wireless devices on our 5G Network, including the Apple iPhone 15 and newer generation iPhones.

We have deployed 5G VoNR covering over 220 million Americans. Within our MVNO operations, today we depend in part on T-Mobile and AT&T to provide us with network services under the amended Master Network Services Agreement (“MNSA”) and Network Services Agreement (the “NSA”), respectively. As of December 31, 2024, we had 6.995 million Wireless subscribers.

We initially invested a total of over $30 billion in Wireless spectrum licenses, and a portion of these licenses were included in the Sale and Transfer of Assets to EchoStar. We currently have $24 billion of investments related to Wireless spectrum licenses, which does not include $7 billion of capitalized interest related to the carrying value of such licenses. See Note 1, Note 2 and Note 13 for further information. We continue to commercialize our Wireless spectrum licenses through the completion of the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G network (our “5G Network Deployment”). We have committed to the FCC to deploy a facilities-based 5G broadband network (our “5G Network”) capable of serving increasingly larger portions of the U.S. population at different deadlines.

We may need to raise additional capital in the future, which may not be available on favorable terms or at all, to fund the efforts described below, as well as, among other things, make any potential Northstar Re-Auction Payment and SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC. There can be no assurance that we will be able to complete all build-out requirements or profitably deploy our Wireless spectrum licenses, which may affect the carrying amount of these assets and our future financial condition or results of operations. See Note 13 for further information.

Our Wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. On September 29, 2023, the FCC confirmed we met all of our June 14, 2023 band-specific 5G deployment commitments, and two of our three nationwide 5G commitments.  The single remaining 5G commitment, that at least 70% of the U.S. population has access to average download speeds equal to 35 Mbps, was achieved in March 2024 using the drive test methodology previously agreed upon by us and the FCC and overseen by an independent monitor. We currently have the largest commercial deployment of 5G VoNR in the world covering over 220 million Americans and 5G broadband service covering over 268 million Americans.

In September 2024, the FCC conditionally granted our requests to extend the 5G deployment deadlines for certain of our Wireless spectrum licenses based on several commitments and in a January 10, 2025 filing to the FCC, we certified to meeting the accelerated buildout (Commitments #2 and #3 of the Extension Request) and the nationwide 80% coverage obligations (Commitment #1 of the Extension Request) due by December 31, 2024. Thus, pursuant to the Extension Request, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be extended to December 14, 2026. In addition, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be further extended to June 14, 2028 as long as we satisfy the remaining Extension Request commitments. See Note 13 for definitions and further details.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We may need to make significant additional investments or partner with others to, among other things, continue our 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as we continue our 5G Network Deployment, we have and may continue to incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure, software and third-party integration. As a result of these investments, among other factors, we may need to raise additional capital, which may not be available on favorable terms or at all. We may also determine that additional wireless spectrum licenses may be required for our 5G Network Deployment, which will enhance our ability to compete effectively with other wireless service providers.

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

“Cost of services.” Historically, as we built-out our 5G Network, certain direct costs related to our 5G Network Deployment, including lease expense on communication towers, transport, cloud services and other costs, were presented within “Cost of sales – equipment and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss) as our 5G Network service had not commenced. As a significant portion of our 5G Network has been placed into service, such amounts now represent costs of operating our 5G Network and are, beginning on January 1, 2024, presented within the “Cost of services” on our Consolidated Statements of Operations and Comprehensive Income (Loss). The change has no impact on net income. For the years ended December 31, 2023 and 2022, the direct costs related to our 5G Network Deployment included within the “Cost of sales – equipment and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss) were $977 million and $522 million, respectively.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period. Estimates are based on historical experience, observable market inputs, and other reasonable assumptions in accounting for, among other things, allowances for credit losses (including those related to our installment billing programs), self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments including embedded derivatives, fair value of options granted under EchoStar’s stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, inputs or outputs used to recognize revenue over time, including the relative standalone selling prices of performance obligations, finance leases, asset impairments, estimates of future cash flows used to evaluate and recognize impairments, useful lives of property, equipment and intangible assets, incremental borrowing rate (“IBR”) on lease right of use assets, estimates of the timing of future cash flows used to pay principal on certain debt obligations, estimated credit risk underlying installment receivables, nonrefundable upfront fees, independent third-party retailer incentives, programming expenses, subscriber lives and likelihood of certain contingent events. Economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above. Actual results may differ from previously estimated amounts, and such differences may be material to our consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

Cash and Cash Equivalents

We consider all liquid investments purchased with a remaining maturity of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents as of December 31, 2024 and 2023 may consist of money market funds, government bonds, corporate notes and commercial paper. The amortized cost of these investments approximates their fair value.

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

In determining the allowance for credit losses, management groups similar types of financial assets with consistent risk characteristics. Pools identified by management include, but are not limited to residential customers, commercial customers, enterprise customers, and advertising services. The risk characteristics of the financial asset portfolios are monitored by management and reviewed periodically. The forecasts for future economic conditions are based on several factors including, but not limited to, changes in the unemployment rate, external economic forecasts and current collection rates. Our estimates of the allowance for credit losses may not be indicative of our actual credit losses requiring additional charges to be incurred to reflect the actual amount collected. Past due trade accounts receivable balances are written off against our allowance for credit losses when our internal collection efforts have been unsuccessful.

Installment Receivables

We offer Boost Mobile postpaid customers the option to pay for their devices and other equipment in installments, generally over a period of 36 months. Installment receivables are presented on our Consolidated Balance Sheets at their amortized cost basis (i.e., the receivables’ unpaid balance as adjusted for any written-off amounts due to impairment and unamortized discounts), net of the allowance for credit losses.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

At the time of an installment sale, we impute a discount for interest if the term exceeds 12 months as there is no stated rate of interest on the receivables. The receivables are recorded at their present value, which is determined by discounting expected future cash payments at the imputed interest rate. The current portion of installment receivables is included in “Trade accounts receivable, net” and the long-term portion of installment receivables is included in “Other noncurrent assets, net” on our Consolidated Balance Sheets. This adjustment results in a discount or reduction in the transaction price of the contract with a customer, which is allocated to the performance obligations of the arrangement included in “Service revenue” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

The imputed discount rate reflects a current market interest rate and is predominately comprised of the estimated credit risk underlying the installment receivable, reflecting the estimated credit worthiness of the customer. The imputed discount on receivables is amortized over the financed installment term using the effective interest method and recognized in “Service revenue” on our Consolidated Statements of Operations and Comprehensive Income (Loss) to the extent the financing component is not deemed significant.

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

Internal Use Software

We capitalize certain costs related to developing or acquiring internal use software. Capitalization of software costs begins once the preliminary project stage is completed and we commit to funding the software project. Capitalizing ceases when the software project is ready for its intended use. Capitalized software costs are recorded in “Property and equipment, net” on our Consolidated Balance Sheets and are amortized over the estimated useful life of the software. Costs incurred during the preliminary project stage plus costs associated with training and maintenance are expensed as incurred.

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

Impairment Considerations

We periodically evaluate all of our other investments to determine whether events or changes in circumstances have occurred that may have a significant adverse effect on the fair value of the investment. We consider information if provided to us by our investees such as current financial statements, business plans, investment documentation, capitalization tables, liquidation waterfalls, litigation updates and board materials; and we may make additional inquiries of investee management.

Indicators of impairment may include, but are not limited to, unprofitable operations, material loss contingencies, changes in business strategy, changes in market trends or market conditions, changes in the investees’ enterprise value, regulatory matters, and changes in the investees’ investment pricing. When we determine that one of our other investments is impaired we reduce its carrying value to its estimated fair value and recognize the impairment loss in “Other, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Derivative Instruments

We may purchase and hold derivative financial instruments for, among other reasons, strategic or speculative purposes. We record all derivative financial instruments on our Consolidated Balance Sheets at fair value as either assets or liabilities.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Changes in the fair values of derivative financial instruments are recognized in our results of operations and included in “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss). We have not designated any derivative financial instrument for hedge accounting.

We had the option to purchase certain of T-Mobile’s 800 MHz spectrum licenses from T-Mobile at a fixed price which expired on its own terms on April 1, 2024. In addition, we have written certain contracts on the equity of EchoStar. See Note 9 for further information.

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

Pay-TV Satellite Fleet

We currently evaluate our Pay-TV satellite fleet for impairment as one asset group whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We do not believe any triggering event has occurred which would indicate impairment as of December 31, 2024 and 2023. We will continue to monitor our Pay-TV satellite fleet for indicators of impairment.

Finite-Lived Intangible Assets

Intangible assets include customer relationships, trademarks, and certain below market contracts. These assets are amortized over their respective useful lives. We do not believe any triggering event has occurred which would indicate impairment as of December 31, 2024 and 2023.

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

Pay-TV Segment Licenses

We combine all of our indefinite-lived Pay-TV segment licenses that we currently utilize or plan to utilize in the future into a single unit of accounting. For 2024, 2023 and 2022, management performed a qualitative assessment to determine whether it was more likely than not that the fair value of the Pay-TV segment licenses exceeds the carrying amount. In our assessment, we considered several factors, including, among others, overall financial performance, industry and market considerations and relevant company specific events. In contemplating all factors in their totality, we concluded that it is more likely than not that the fair value of the Pay-TV segment licenses exceeds the carrying amount. As such, no further analysis was required.

Wireless Segment Spectrum Licenses

We combine all of our indefinite-lived Wireless segment spectrum licenses, excluding the MVDDS Licenses discussed below, into a single unit of accounting.

Management performs either a qualitative assessment or a quantitative assessment, using the market approach or the income approach, to determine whether it is more likely than not that the fair value of these licenses exceeds the carrying amount. The market approach assesses the value of our spectrum using benchmarks, based on market transactions, which may include spectrum auctions and secondary market transactions, either acquisitions of spectrum or of businesses for which spectrum values can reliably be inferred.

In 2024, management performed a qualitative assessment to determine whether it is more likely than not that the fair value of these licenses exceeds the carrying amount. In our assessment, we considered several factors, including, among others, prior year quantitative assessments, industry considerations and secondary market transactions. In contemplating all factors in their totality, we concluded that it is more likely than not that the fair value of these licenses exceeds the carrying amount.

In 2023, management performed a quantitative assessment to determine whether the fair value of these licenses exceeds the carrying amount. The quantitative assessment consisted of a market approach performed by a third-party and reviewed by management. In our assessment, we concluded that under the market approach the fair value of these licenses are substantially in excess of the carrying value.

In 2022, management performed a quantitative assessment to determine whether the fair value of these licenses exceeds the carrying amount. In our assessment, we performed the market approach and the income approach and concluded that under both scenarios the fair value of these licenses are substantially in excess of the carrying value.

Changes in circumstances or market conditions could result in a write-down of any of the above Wireless segment spectrum licenses in the future.

Goodwill

We perform our annual impairment assessment for goodwill and other indefinite-lived intangible assets each year during the fourth quarter or more frequently if events or changes in circumstances indicate an impairment may be possible.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

For the year ended December 31, 2023, our assessment indicated the goodwill attributed to certain acquisitions was no longer supported based on the sustained decrease in our parent’s market capitalization. As such, we recorded a total noncash impairment charge equal to all of our goodwill of approximately $225 million in “Impairment of long-lived assets and goodwill” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

The following table presents the changes in the carrying amounts of goodwill by operating segment:

Goodwill	Pay-TV	Wireless	Total

	(In thousands)
Balance, December 31, 2022, net of accumulated impairment losses	$6,457	$218,560	$225,017
Impairment of goodwill	(6,457)	(218,560)	(225,017)
Balance, December 31, 2023, net of accumulated impairment losses	$—	$—	$—

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

As a result of the Sale and Transfer of Assets to EchoStar, the basis of our qualifying assets was reduced. In addition, as the qualifying assets, including markets within certain bands of wireless spectrum licenses, have been placed into service with the deployment of our 5G Network, we no longer capitalize substantially all interest on those assets. We expect this trend to continue.

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

As of December 31, 2024 and 2023, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses) and current liabilities (excluding the “Current portion of debt, finance lease and other obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates.

Fair values of our marketable investment securities are measured on a recurring basis based on a variety of observable market inputs. For our investments in publicly traded equity securities and U.S. government securities, fair value ordinarily is determined based on Level 1 measurements that reflect quoted prices for identical securities in active markets.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Furthermore, for any sale of a financial asset in a transaction among entities under common control the difference between the net carrying value and the fair value of the assets sold, if any, is recorded as a gain or loss on the sale of the financial asset in “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Fair values for our publicly traded debt securities are based on quoted market prices, when available. The fair values of private debt are based on, among other things, available trade information, and/or an analysis in which we evaluate market conditions, related securities, various public and private offerings, and other publicly available information. In performing this analysis, we make various assumptions regarding, among other things, credit spreads, and the impact of these factors on the value of the debt securities. See Note 9 for the fair value of our debt.

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

Wireless Segment

Our Wireless Segment revenue is primarily derived from Wireless subscriber revenue and selling wireless devices to subscribers. The majority of our subscribers are prepaid with a smaller subset of postpaid subscribers. Prepaid subscribers prepay for their monthly service on a month-to-month contract. Our contracts with prepaid customers are determined to be one month. Postpaid subscribers are qualified to pay for their service after it has been provided and pay for their monthly service on a month-to-month contract. Our contracts with postpaid customers typically have an enforceable duration of one month. However, promotional bill credits offered to a customer on an equipment sale that are paid over time and are contingent on the customer maintaining a service contract may result in an extended service contract based on whether a substantive penalty is deemed to exist.

We have both an indirect sales channel, which includes third-party owned retail stores and big box stores, as well as online through Amazon and Apple, and a direct sales channel, which services customers online through each respective brand’s website. To deliver products to third-party retail stores through the indirect sales channel, we use direct distribution partners to facilitate product delivery. Our contracts with customers may involve more than one performance obligation, which include wireless services, wireless devices or a combination thereof, and we allocate the transaction price between each performance obligation based on its relative standalone selling price. Although our Wireless segment offers both products and services, we have determined that not all contracts with customers are bundled arrangements as the wireless device and service are sometimes sold at different times, and in the case of certain sales arrangements through the indirect sales channel, have different customers. When control of the product is transferred to an intermediary other than the end customer in the indirect channel, the customer for the wireless device is the intermediary, such as the direct distribution partner, whereas for the service the subscriber is the end consumer. When control of the product is not transferred to the intermediary, in the indirect channel the product is accounted for as consigned inventory and the customer for both the wireless device and service is the end customer. Service revenues may also include other value added services to subscribers, which may be recorded either gross or net within our Consolidated Statements of Operations and Comprehensive Income (Loss) depending on whether we are deemed to be the principal or agent in the relationship with the subscriber. Service revenues are recognized when the service has been provided and no further obligation exists. Concessions given to subscribers are recorded as a reduction to revenue.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Equipment revenues are primarily related to the sale of wireless devices. Equipment revenue is recognized when control of the product is transferred to our customer, either the direct distribution partner or the end customer, as described above. We offer postpaid customers the option to pay for devices in installments, generally over 36 months. We recognize the effects of a financing component as a reduction of the transaction price in contracts where customers purchase their devices with an installment term of more than one year, including those financing components that are not considered to be significant to the contract in “Service revenue” on our Consolidated Statements of Operations and Comprehensive Income (Loss). We have elected the practical expedient of not recognizing the effects of a significant financing component for contracts where we expect, at contract inception, that the period between the transfer of a performance obligation to a customer and the customer’s payment for that performance obligation will be one year or less. We may offer certain promotions that provide our customers on device installment plans with the right to upgrade to a new device after paying a specified portion of their device payment plan agreement amount and trading in their device in good working order. We account for this trade-in right as a guarantee obligation. The full amount of the trade-in right’s fair value is recognized as a guarantee liability and results in a reduction to the revenue recognized upon the sale of the device. The total transaction price is reduced by the guarantee, which is accounted for outside the scope of ASC 606, and the remaining transaction price is allocated between the performance obligations within the contract.

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

Governmental Funding

We participate in various United States federal and state programs, including, but not limited to, the Affordable Connectivity Program (“ACP”) and Lifeline program, under which eligible low-income households may receive a discount off the cost of broadband service and certain connected devices, and participating providers can receive a reimbursement for such discounts. The ACP program funding concluded on June 1, 2024. This revenue is included in “Service revenue” on our Consolidated Statements of Operations and Comprehensive Income (Loss). Corresponding receivables are recorded when services have been provided to the customers and costs incurred, but cash has not been received. These amounts are included in “Trade accounts receivable, net” on our Consolidated Balance Sheets.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Assets Recognized Related to the Costs to Obtain a Contract with a Customer

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year.  We have determined that certain sales incentive programs in our Pay-TV and Wireless segments, including those with our independent third-party retailers, meet the requirements to be capitalized, and payments made under these programs are capitalized and amortized to expense over the estimated customer life or the contract term.  These amounts are capitalized in “Prepaids and other assets” and “Other noncurrent assets, net” on our Consolidated Balance Sheets, and then amortized in “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

We determine if an arrangement is a lease and classify that lease as either an operating or finance lease at inception. Operating leases are included in “Operating lease assets,” “Other accrued expenses and liabilities” and “Operating lease liabilities” on our Consolidated Balance Sheets. Finance leases are included in “Property and equipment, net,” “Current portion of debt, finance lease and other obligations” and “Long-term debt, finance lease and other obligations, net of current portion” on our Consolidated Balance Sheets.  Leases with an initial term of 12 months or less are not recorded on the balance sheet and we recognize lease expense for these leases on a straight-line basis over the lease term on our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 8 for further information on our lease expenses.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent the present value of our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The operating lease ROU asset also includes the impact of prepaid or deferred lease payments. When our leases do not provide an implicit rate, we use our IBR based on the information available at commencement date in determining the present value of lease payments. Our IBR is based on an estimated secured rate for the same term as the underlying lease plus a credit spread as secured by our assets. For leases denominated in a currency different than U.S. dollar, IBR is estimated using the collateralized borrowing rate in the foreign currency using the U.S. dollar and foreign currency swap spread, when available. The length of our lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

We have lease agreements with lease and non-lease components, which are generally accounted for separately.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Wireless Segment

“Cost of services” on our Consolidated Statements of Operations and Comprehensive Income (Loss) principally includes costs incurred under the MNSA and NSA, lease expense on communication towers and transport as well as cloud services, certain direct costs of our 5G Network operations necessary to deliver wireless voice and data services. Costs incurred under the MNSA and NSA are recognized as the services are performed or as incurred. Lease costs are generally recognized on a straight-line basis over the lease term. Costs related to cloud services are either recognized ratably over the contract term or based on usage.

Cost of Sales – Equipment and Other

Pay-TV Segment

“Cost of sales – equipment and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss) principally includes costs related to the non-subsidized sales of Pay-TV equipment. Costs are generally recognized as products are delivered to customers and the related revenue is recognized.

Wireless Segment

“Cost of sales – equipment and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss) principally includes the cost of wireless devices and other related items. Costs are recognized as products are delivered to customers and the related revenue is recognized.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Advertising Costs

We recognize advertising expense when incurred as a component of “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss). Advertising expenses totaled $597 million, $698 million and $633 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Research and Development

Research and development costs, not incurred in connection with customer requirements, are expensed as incurred and are included as a component of “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss). Research and development costs totaled $27 million, $42 million and $45 million for the years ended December 31, 2024, 2023 and 2022, respectively.

New Accounting Pronouncements

Not Yet Adopted

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

Disaggregation of Income Statement Expenses. On November 5, 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), which will enhance financial statement reporting by providing additional information about specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization. This standard will be effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. We are evaluating the impact the adoption of ASU 2024-03 will have on our Consolidated Financial Statements and related disclosures.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

3.     Supplemental Data - Statements of Cash Flows

The following table presents certain supplemental cash flow and other non-cash data. See Note 8 for supplemental cash flow and non-cash data related to leases.

	For the Years Ended December 31,
	2024	2023	2022

	(In thousands)
Cash paid for interest (including capitalized interest)	$1,332,223	$1,301,783	$1,044,276
Cash paid for interest DISH 2021 Intercompany Loan 2026 Tranche	195,682	—	—
Cash received for interest	13,877	18,542	8,145
Cash paid for income taxes, net of (refunds)	(20,695)	(8,138)	57,278
Capitalized interest (1)	954,762	1,291,290	1,040,971
Employee benefits paid in Class A common stock	—	14,680	26,348
Vendor financing	—	87,343	108,048
Regulatory authorizations reclassification	—	—	122,657
Accrued capital expenditures	132,693	219,200	397,137
Asset retirement obligation	20,929	74,189	122,390
Revaluation of contingent liabilities	—	—	47,916
Asset Transfer to EchoStar, including deferred taxes of $3,775,370 (2)	15,778,363	—	—
Conversion of outstanding redeemable noncontrolling interest in SNR HoldCo to noncontrolling interest	441,998	—	—
Orbital II Transfer from EchoStar	140,510	—	—

(1)	See Note 2 for further information.
(2)	See Note 1 for further information.

4.     Other Comprehensive Income (Loss)

The following table presents the tax effect on each component of “Other comprehensive income (loss).”

	For the Years Ended December 31,
	2024			2023			2022
	Before	Tax	Net	Before	Tax	Net	Before	Tax	Net
	Tax	(Expense)	of Tax	Tax	(Expense)	of Tax	Tax	(Expense)	of Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount	Amount	Benefit	Amount

	(In thousands)
Foreign currency translation adjustments	$(185)	$86	$(99)	$356	$(31)	$325	$(4,160)	$710	$(3,450)
Unrealized holding gains (losses) on available-for-sale securities	1,772	(429)	1,343	(267)	65	(202)	191	(46)	145
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(1,758)	431	(1,327)	304	(74)	230	(7)	2	(5)
Other comprehensive income (loss)	$(171)	$88	$(83)	$393	$(40)	$353	$(3,976)	$666	$(3,310)

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The “Accumulated other comprehensive income (loss)” is detailed in the following table, net of tax:

	Foreign	Unrealized/
	Currency	Recognized
	Translation	Gains
Accumulated Other Comprehensive Income (Loss)	Adjustment	(Losses)	Total

	(In thousands)
Balance, December 31, 2022	$(3,004)	$(25)	$(3,029)
Foreign currency translation adjustments	325	—	325
Other comprehensive income (loss) before reclassification	—	(202)	(202)
Amounts reclassified from accumulated other comprehensive income (loss)	—	230	230
Balance, December 31, 2023	$(2,679)	$3	$(2,676)
Foreign currency translation adjustments	(99)	—	(99)
Other comprehensive income (loss) before reclassification	—	1,343	1,343
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,327)	(1,327)
Balance, December 31, 2024	$(2,778)	$19	$(2,759)

5.     Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investments

Our marketable investment securities, restricted cash and cash equivalents, and other investments consisted of the following:

	As of December 31,
	2024	2023

	(In thousands)
Marketable investment securities:
Current marketable investment securities:
Strategic - available-for-sale	$51	$144
Strategic - trading/equity	10	7,799
Other	225	179
Total current marketable investment securities	286	8,122
Restricted marketable investment securities (1)	23,882	19,772
Total marketable investment securities	24,168	27,894

Restricted cash and cash equivalents (1)	254,714	89,107

Other investments, net:
Equity method investments (2)	20,440	126,179
Cost method investments	2,950	3,448
Fair value method investments (3)	12,093	39,198
Total other investments, net	35,483	168,825

Total marketable investment securities, restricted cash and cash equivalents, and other investments, net	$314,365	$285,826

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Current restricted cash and cash equivalents” and “Restricted cash, cash equivalents and marketable investment securities” on our Consolidated Balance Sheets and discussed below.
(2)	This change primarily resulted from the Sale and Transfer of Assets to EchoStar, see Note 1 for further information, and the decrease in our Invidi Technologies Corporation investment, discussed below.
(3)	The decrease primarily resulted from a $27 million impairment in a fair value method investment during the year ended December 31, 2024 and recorded in “Other, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Current Marketable Investment Securities - Strategic

Our current strategic marketable investment securities portfolio includes and may include strategic and financial debt and/or equity investments in private and public companies that are highly speculative and have experienced and continue to experience volatility. As of December 31, 2024, this portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers. The fair value of certain of the debt and equity securities in this portfolio can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of December 31, 2024 and 2023, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit, surety bonds and trusts.

Current restricted cash and cash equivalents. As of December 31, 2024, we had $151 million included in “Current restricted cash and cash equivalents” on our Consolidated Balance Sheets that primarily consists of funds received by our subsidiary, DISH DBS Issuer LLC (“DBS SubscriberCo”), from subscriber payments and certain other revenue, which are required to be restricted per the terms of the New DISH DBS Financing, as detailed and defined in Note 9. DBS SubscriberCo holds certain DISH TV subscribers and their related subscription and equipment agreements.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Invidi Technologies Corporation. We own a 35% interest in Invidi Technologies Corporation (“Invidi”), an entity that provides proprietary software for the addressable advertising market. Invidi contracts with multichannel video programming distributers to include its software in their respective set-top boxes and DVRs in order to deliver targeted advertisements based on a variety of demographic attributes selected by the advertisers. Invidi has also developed a cloud-based solution for internet protocol-based platforms. During the year ended December 31, 2024, Invidi impaired the goodwill on their financial statements and our portion of this impairment resulted in a $63 million loss in “Equity in earnings (losses) of affiliates” recorded in “Other, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss) during the year ended December 31, 2024.

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

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of December 31,
	2024				2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(In thousands)
Cash equivalents (including restricted)	$261,990	$221,083	$40,907	$—	$347,976	$304,410	$43,566	$—

Debt securities (including restricted):
U.S. Treasury and agency securities	$8,163	$8,163	$—	$—	$7,567	$7,567	$—	$—
Commercial paper	—	—	—	—	7,500	—	7,500	—
Corporate securities	15,719	—	15,719	—	4,705	—	4,705	—
Other	276	—	225	51	323	—	179	144
Equity securities	10	10	—	—	7,799	7,799	—	—
Total	$24,168	$8,173	$15,944	$51	$27,894	$15,366	$12,384	$144

As of December 31, 2024, restricted and non-restricted marketable investment securities included debt securities of $8 million with contractual maturities within one year and $16 million with contractual maturities extending longer than one year through and including five years. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Derivative Instruments

We had the option to purchase certain of T-Mobile’s 800 MHz spectrum licenses from T-Mobile at a fixed price pursuant to the License Purchase Agreement, as defined and detailed in our Annual Report on Form 10-K for the year ended December 31, 2023. This instrument met the definition of a derivative and was valued based upon, among other things, our estimate of the underlying asset price, the expected term, volatility, the risk free rate of return and the probability of us exercising the option. We did not exercise the option to purchase the 800 MHz spectrum licenses pursuant to the License Purchase Agreement, which expired on its own terms on April 1, 2024. As of December 31, 2023, the derivative’s fair value was zero on our Consolidated Balance Sheets. All changes in the derivative’s fair value were recorded in “Other, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss). See the table below.

We accounted for our option to purchase certain T-Mobile’s 800 MHz spectrum licenses under the License Purchase Agreement as a Level 3 instrument within the fair value hierarchy.

Gains and Losses on Sales and Changes in Carrying Amounts of Investments and Other

“Other, net” within “Other Income (Expense)” included on our Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Years Ended December 31,
Other, net:	2024	2023	2022

	(In thousands)
Marketable and non-marketable investment securities - realized and unrealized gains (losses)	$(30,730)	$4,085	$26,186
Sale of Assets to EchoStar - realized gains (losses) (Note 1)	128,788	—	—
Derivative instruments - net realized and/or unrealized gains (losses)	—	(1,793,387)	1,015,387
Gains (losses) related to early redemption of debt	—	73,024	(922)
Equity in earnings (losses) of affiliates	(67,214)	(3,835)	2,616
Liberty Puerto Rico Asset Sale (Note 13)	21,310	—	—
EchoStar Exchange Offers debt extinguishment gains (losses) (Note 9)	688,661	—	—
Other	1,890	(21,763)	(4,285)
Total	$742,705	$(1,741,876)	$1,038,982

6.     Inventory

Inventory consisted of the following:

	As of December 31,
	2024	2023

	(In thousands)
Finished goods	$262,722	$407,620
Work-in-process and service repairs	27,432	35,464
Consignment	10,110	47,723
Raw materials	3,064	6,251
Total inventory	$303,328	$497,058

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

7.     Property and Equipment and Intangible Assets

Property and Equipment

Property and equipment consisted of the following:

	Depreciable
	Life			As of December 31,
	(In Years)			2024	2023

				(In thousands)
Equipment leased to customers	2	-	5	$1,005,750	$1,181,193
Satellites	6	-	15	1,718,865	1,718,865
Satellites acquired under finance lease agreements (1)		15		—	344,447
Furniture, fixtures, equipment and other (2)	2	-	12	801,650	908,924
5G Network Deployment equipment (3)	3	-	15	5,382,706	4,263,327
Software and computer equipment	2	-	8	1,816,749	2,111,305
Buildings and improvements (2)	5	-	40	334,213	381,757
Land (2)		-		12,041	17,513
Construction in progress		-		1,544,726	1,802,000
Total property and equipment				12,616,700	12,729,331
Accumulated depreciation				(5,387,611)	(5,327,384)
Property and equipment, net				$7,229,089	$7,401,947

(1)	This decrease is primarily related to the Nimiq 5 finance lease that was extended in October 2024 and as a result is currently accounted for as an operating lease.
(2)	The change primarily relates to the Sale and Transfer of Assets to EchoStar. See Note 1 for further information.
(3)	Includes 5G Network Deployment assets acquired under finance lease agreements.

Construction in progress consisted of the following:

	As of December 31,
	2024	2023

	(In thousands)
Pay-TV	$268,423	$162,055
Wireless	1,276,303	1,639,945
Total construction in progress	$1,544,726	$1,802,000

Depreciation and amortization expense consisted of the following:

	For the Years Ended December 31,
	2024	2023	2022

	(In thousands)
Equipment leased to customers	$147,282	$166,950	$191,746
Satellites	125,230	134,948	148,051
Buildings, furniture, fixtures, equipment and other	41,835	91,942	40,703
5G Network Deployment equipment	718,729	371,640	29,992
Software and computer equipment	343,487	235,820	153,040
Intangible assets and other amortization expense	95,641	180,621	153,541
Total depreciation and amortization	$1,472,204	$1,181,921	$717,073

Cost of sales and operating expense categories included in our accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation and amortization expense related to satellites, equipment leased to customers, or our 5G Network Deployment equipment and software.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Activity relating to our asset retirement obligations was as follows:

	As of December 31,
	2024	2023

	(In thousands)
Balance, beginning of period	$278,287	$183,135
Liabilities incurred	20,929	74,189
Accretion expense	27,815	20,963
Balance, end of period	$327,031	$278,287

Total included in Other long-term liabilities	$327,031	$278,287

The corresponding assets, net of accumulated depreciation, related to asset retirement obligations were $216 million and $217 million as of December 31, 2024 and 2023, respectively.

Satellites Pay-TV Segment

Our Pay-TV segment currently utilizes nine satellites in geosynchronous orbit approximately 22,300 miles above the equator, seven of which we own and depreciate over their estimated useful life. We also lease two satellites from third parties: Anik F3 and Nimiq 5, which are accounted for as operating leases. Through the third quarter of 2024, our Nimiq 5 satellite was accounted for as finance lease within our Pay-TV segment. However, during October 2024, we extended the Nimiq 5 lease and as a result it is currently accounted for as an operating lease.

As of December 31, 2024, our Pay-TV segment satellite fleet consisted of the following:

		Degree	Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar X	February 2006	110	N/A
EchoStar XI	July 2008	110	N/A
EchoStar XIV	March 2010	119	N/A
EchoStar XV	July 2010	61.5	N/A
EchoStar XVI	November 2012	61.5	N/A
EchoStar XVIII	June 2016	61.5	N/A
EchoStar XXIII	March 2017	110	N/A

Under Construction:
EchoStar XXV	2026	110	N/A

Leased from Other Third-Party:
Anik F3	April 2007	118.7	April 2025
Nimiq 5	September 2009	72.7	October 2029

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The EchoStar XXV contract was included in the Sale and Transfer of Assets to EchoStar on January 10, 2024. Subsequently, on May 2, 2024, the EchoStar XXV contract was included in the Orbital II Transfer from EchoStar and is recorded in “Property and equipment, net” on our Consolidated Balance Sheets. For the year ended December 31, 2024, capital expenditures for EchoStar XXV totaled $121 million, which includes $74 million for capital expenditures incurred after May 2, 2024, which is included in “Purchases of property and equipment,” and $47 million for capital expenditures incurred between the Sale and Transfer of Assets to EchoStar on January 10, 2024 and May 2, 2024, which is included in “Other, net” within “Net cash flows from investing activities” on our Consolidated Statements of Cash Flows. See Note 1 for further information.

Satellite Anomalies and Impairments

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

In the past, certain of our owned and leased satellites have experienced anomalies, some of which have had a significant adverse impact on their remaining useful life and/or commercial operation. There can be no assurance that future anomalies will not impact the remaining useful life and/or commercial operation of any of the owned and leased satellites in our fleet. See Note 2 for further information on evaluation of impairment. There can be no assurance that we can recover critical transmission capacity in the event one or more of our owned or leased in-orbit satellites were to fail. We are not aware of any anomalies with respect to our owned or leased satellites that have had any such significant adverse effect during the year ended December 31, 2024. We generally do not carry commercial in-orbit insurance on any of the satellites that we own and therefore, we will bear the risk associated with any uninsured in-orbit satellite failures.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Intangible Assets

As of December 31, 2024 and 2023, our identifiable intangibles, including intangibles subject to amortization and non-amortizing intangibles consisted of the following:

	As of December 31,
	2024		2023
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization

	(In thousands)
Technology-based	$63,773	$(61,157)	$63,766	$(60,590)
Trademarks	135,134	(81,351)	135,134	(71,640)
Contract-based	41,500	(41,500)	41,500	(41,500)
Customer relationships	628,598	(621,140)	628,598	(535,778)
Total	$869,005	$(805,148)	$868,998	$(709,508)

These identifiable intangibles are included in “Intangible assets, net” on our Consolidated Balance Sheets. Amortization of these intangible assets is recorded on a straight-line basis over an average finite useful life primarily ranging from approximately two to 20 years. Amortization was $96 million, $181 million and $154 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Estimated future amortization of our identifiable intangible assets as of December 31, 2024, excluding non-amortizing intangibles, is as follows:

For the Years Ending December 31,	Total
(In thousands)
2025	$13,534
2026	11,838
2027	11,355
2028	10,872
2029	10,283
Thereafter	5,747
Total	$63,629

Goodwill

Goodwill represents the excess of the consideration transferred over the estimated fair values of assets acquired and liabilities assumed as of the acquisition date and is not subject to amortization but is subject to impairment testing annually or whenever indicators of impairment arise.

During the year ended December 31, 2023 we recorded a noncash impairment charge for goodwill of $225 million in “Impairment of long-lived assets and goodwill” on our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 2 for further information. The non-recurring measurement of fair value of goodwill is classified as Level 3 in the fair value hierarchy. As of December 31, 2024 and 2023, we have zero goodwill recorded on our Consolidated Balance Sheets.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Regulatory Authorizations – Pay-TV and Wireless Segments

As of December 31, 2024 and 2023, our Regulatory Authorizations with indefinite lives consisted of the following:

		As of December 31,
	Segment	2024	2023

		(In thousands)
Owned:
DBS Licenses	Pay-TV	$677,409	$677,409
600 MHz Licenses	Wireless	6,192,575	6,213,335
3.45-3.55 GHz Licenses	Wireless	7,329,093	7,327,989
1695-1710 MHz, 1755-1780 MHz, and 2155-2180 MHz	Wireless	972	972
AWS-3	Wireless	5,557,828	5,618,930
Subtotal owned		19,757,877	19,838,635

Noncontrolling Investments:
SNR		4,271,459	4,271,459

Capitalized Interest (1)		6,811,062	8,523,682
Total Regulatory authorizations, net as of December 31, 2024		$30,840,398

Leased from EchoStar (2):
700 MHz Licenses	Wireless	701,803	711,871
AWS-4 Licenses	Wireless	1,928,688	1,940,000
H Block Licenses	Wireless	1,671,506	1,671,506
MVDDS Licenses	Wireless	24,000	24,000
28 GHz Licenses	Wireless	2,883	2,883
24 GHz Licenses	Wireless	11,772	11,772
37 GHz, 39 GHz and 47 GHz Licenses	Wireless	202,392	202,533
3550-3650 MHz Licenses	Wireless	912,200	912,939
3.7-3.98 GHz Licenses	Wireless	2,969	2,969
Total Leased from EchoStar		$5,458,213	5,480,473

Total Regulatory authorizations, net as of December 31, 2023			$38,114,249

(1)	See Note 2 for further information.
(2)	See Note 1 for further information on the Sale and Transfer of Assets to EchoStar and see Note 16 for Related Party Transactions with EchoStar.

8.Leases

Lessee Accounting

We enter into non-cancelable operating and finance leases for, among other things, communication towers, satellites, satellite-related ground infrastructure, data centers, office space, dark fiber and transport equipment, warehouses and distribution centers, vehicles and other equipment.

Substantially all of our leases have remaining lease terms from one to 13 years, with a weighted average remaining lease term of 1.7 to 9.7 years, some of which include renewal options, and some of which include options to terminate the leases within one year. For certain arrangements (generally communication towers), the lease term includes the non-cancelable period plus the renewal period that we are reasonably certain to exercise.

Through the third quarter of 2024, our Nimiq 5 satellite was accounted for as finance lease within our Pay-TV segment. However, during October 2024, we extended the Nimiq 5 lease and as a result it is currently accounted for as an operating lease. Substantially all of our remaining leases are accounted for as operating leases, including our Anik F3 satellite lease.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The components of lease expense were as follows:

	For the Years Ended December 31,
	2024	2023	2022

	(In thousands)
Operating lease cost (1)	$616,519	$516,920	$332,385

Short-term lease cost (2)	24,308	10,521	13,328

Finance lease cost: (3)
Amortization of right-of-use assets	47,610	66,966	28,037
Interest on lease liabilities	8,799	14,090	12,145
Total finance lease cost	56,409	81,056	40,182
Total lease costs	$697,236	$608,497	$385,895

(1)	The increase in operating lease cost is primarily related to communication tower leases.
(2)	Leases that have terms of 12 months or less.
(3)	The increase in finance lease cost for the year ended December 31, 2023 is primarily related to equipment for our 5G Network Deployment.

Supplemental cash flow information related to leases was as follows:

	For the Years Ended December 31,
	2024	2023	2022

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$474,964	$346,091	$163,320
Operating cash flows from finance leases	$9,094	$13,400	$11,053
Financing cash flows from finance leases	$56,459	$53,467	$42,617

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$522,747	$741,017	$1,398,050
Finance leases	$—	$53,771	$66,312

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Supplemental balance sheet information related to leases was as follows:

	As of December 31,
	2024	2023

	(In thousands)
Operating Leases:
Operating lease assets	$3,134,938	$2,934,862

Other current liabilities	$510,697	$301,172
Operating lease liabilities	3,089,950	2,992,863
Total operating lease liabilities	$3,600,647	$3,294,035

Finance Leases:
Property and equipment, gross	$121,102	$465,549
Accumulated depreciation	(73,419)	(370,768)
Property and equipment, net	$47,683	$94,781

Other current liabilities	$30,381	$56,459
Other long-term liabilities	36,818	67,199
Total finance lease liabilities	$67,199	$123,658

Weighted Average Remaining Lease Term:
Operating leases	9.7 years	10.7 years
Finance leases	1.7 years	2.2 years

Weighted Average Discount Rate:
Operating leases	10.3%	9.5%
Finance leases	9.3%	9.7%

Maturities of lease liabilities as of December 31, 2024 were as follows:

	Maturities of Lease Liabilities
	Operating	Finance
For the Years Ending December 31,	Leases	Leases	Total

	(In thousands)
2025	$545,077	$35,392	$580,469
2026	577,160	36,588	613,748
2027	579,203	2,574	581,777
2028	536,551	—	536,551
2029	523,216	—	523,216
Thereafter	2,923,077	—	2,923,077
Total lease payments	5,684,284	74,554	5,758,838
Less: Imputed interest	(2,083,637)	(7,355)	(2,090,992)
Total	3,600,647	67,199	3,667,846
Less: Current portion	(510,697)	(30,381)	(541,078)
Long-term portion of lease obligations	$3,089,950	$36,818	$3,126,768

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

9.      Debt, Finance Lease and Other Obligations

Fair Value of our Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of December 31, 2024 and 2023:

		As of December 31,
		2024		2023
	Issuer	Carrying Amount	Fair Value	Carrying Amount	Fair Value

		(In thousands)
2 3/8% Convertible Notes due 2024 (1)	DISH	$—	$—	$951,168	$944,034
5 7/8% Senior Notes due 2024 (2)	DDBS	—	—	1,982,544	1,872,275
0% Convertible Notes due 2025 (3)(4)	DISH	138,403	124,916	1,957,197	1,228,141
Term Loan due 2025 (5)	DBS SubscriberCo	500,000	500,000	—	—
7 3/4% Senior Notes due 2026	DDBS	2,000,000	1,678,640	2,000,000	1,388,060
3 3/8% Convertible Notes due 2026 (4)	DISH	45,209	38,495	2,908,801	1,570,753
5 1/4% Senior Secured Notes due 2026	DDBS	2,750,000	2,507,780	2,750,000	2,366,073
11 3/4% Senior Secured Notes due 2027	DISH	3,500,000	3,708,460	3,500,000	3,668,980
7 3/8% Senior Notes due 2028	DDBS	1,000,000	715,680	1,000,000	600,160
5 3/4% Senior Secured Notes due 2028	DDBS	2,500,000	2,143,350	2,500,000	2,013,125
5 1/8% Senior Notes due 2029	DDBS	1,500,000	959,610	1,500,000	774,600
Term Loan due 2029 (5)(6)	DBS SubscriberCo	1,800,000	1,800,000	—	—
Mandatorily Redeemable Preferred Shares due 2029 (5)(6)(7)	DBS SubscriberCo	200,000	200,000	—	—
DISH 2021 Intercompany Loan 2026 Tranche (8)	Intercompany	4,767,289	4,767,289	—	—
EchoStar 2024 Intercompany Loan (9)	Intercompany	1,014,522	1,014,522	—	—
Other notes payable		63,297	63,297	113,564	113,564
Subtotal		21,778,720	$20,222,039	21,163,274	$16,539,765
Unamortized deferred financing costs and other debt discounts, net		(157,662)		(67,215)
Finance lease obligations (10)		67,199		123,658
Total		21,688,257		21,219,717
Less: current portion (6)		(933,481)		(3,041,429)
Total debt, finance lease and other obligations, net of current portion		$20,754,776		$18,178,288

(1)	We repurchased or redeemed the principal balance of our 2 3/8% Convertible Notes due 2024 as of March 15, 2024, the instrument’s maturity date.
(2)	We repurchased or redeemed the principal balance of our 5 7/8% Senior Notes due 2024 as of November 15, 2024, the instrument’s maturity date.
(3)	Our 0% Convertible Notes due 2025 have been reclassified to “Current portion of debt, finance lease and other obligations” on our Consolidated Balance Sheets as of December 31, 2024
(4)	See “EchoStar Exchange Offers” below for further information.
(5)	See “New DISH DBS Financing” below for further information.
(6)	A portion of the principal balance of these instruments is classified as “Current portion of debt, finance lease and other obligations” due to payment terms upon which we may pay a portion of principal balance based on estimated variable cash flows for certain Pay-TV business metrics which could change significantly based on actual performance.
(7)	Due to the June 30, 2029 mandatory redemption feature of this instrument, it is considered a debt instrument.
(8)	In January 2024, DISH DBS assigned the DISH 2021 Intercompany Loan 2026 Tranche of $4.7 billion to EchoStar Intercompany Receivable Company L.L.C., our parent, EchoStar’s, direct wholly-owned subsidiary, such that amounts owed in respect of the DISH 2021 Intercompany Loan 2026 Tranche will now be paid by us to EchoStar Intercompany Receivable L.L.C. The DISH 2021 Intercompany Loan 2026 Tranche was previously eliminated in consolidation and held by DISH DBS. The DISH 2021 Intercompany Loan 2026 Tranche is not publicly traded and therefore the carrying value is the fair value.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(9)	See “EchoStar 2024 Intercompany Loan” below for further information. The EchoStar 2024 Intercompany Loan is not publicly traded and therefore the carrying value is the fair value.
(10)	Disclosure regarding fair value of finance leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

DISH DBS Exchange Offers

On September 30, 2024, we announced DISH DBS, our wholly-owned, indirect subsidiary, commenced offers to exchange (the “DISH DBS Exchange Offers”) any and all of its: (a) 5 1/4% Senior Secured Notes due 2026 (the “Outstanding 2026 DBS Secured Notes”) for an equal principal amount of its new 5 1/4% First Lien Notes due 2026 (the “New 2026 DBS First Lien Notes”), (b) 5 3/4% Senior Secured Notes due 2028 (the “Outstanding 2028 DBS Secured Notes”) for an equal principal amount of its new 5 3/4% First Lien Notes due 2028 (the “New 2028 DBS First Lien Notes”), (c) 7 3/4% Senior Notes due 2026 (the “Outstanding 2026 DBS Notes”) for an equal principal amount of its new 7 3/4% Second Lien Notes due 2026 (the “New 2026 DBS Second Lien Notes”), (d) 7 3/8% Senior Notes due 2028 (the “Outstanding 2028 DBS Notes”) for an equal principal amount of its new 7 3/8% Second Lien Notes due 2028 (the “New 2028 DBS Second Lien Notes”) and (e) 5 1/8% Senior Notes due 2029 (the “Outstanding 2029 DBS Notes” and, together with the Outstanding 2026 DBS Secured Notes, the Outstanding 2028 DBS Secured Notes, the Outstanding 2026 DBS Notes and the Outstanding 2028 DBS Notes, the “Outstanding DBS Notes”) for an equal principal amount of its new 5 1/8% Second Lien Notes due 2029 (the “New 2029 DBS Second Lien Notes” and, together with the New 2026 DBS First Lien Notes, the New 2028 DBS First Lien Notes, the New 2026 DBS Second Lien Notes and the New 2028 DBS Second Lien Notes, the “New DBS Notes”), in each case, pursuant to the terms described in a confidential exchange offering memorandum and consent solicitation statement, dated September 30, 2024 (“Original Exchange Offering Memorandum”). On October 28, 2024, we announced DISH DBS, our wholly-owned, indirect subsidiary, amended certain terms of the DISH DBS Exchange Offers pursuant to the terms described in Supplement No. 1, dated October 28, 2024 (the “Supplement” and together with the Original Exchange Offering Memorandum, the “Exchange Offering Memorandum”). On November 12, 2024 (the “Exchange Offer Settlement Date”), the DISH DBS Exchange Offers expired and were terminated.

EchoStar Exchange Offers

On October 10, 2024, we and our parent, EchoStar, commenced offers to exchange (the “EchoStar Exchange Offers”) the DISH Network’s 0% Convertible Notes due 2025 (the “DISH Network 2025 Notes”) and 3 3/8% Convertible Notes due 2026 (the “DISH Network 2026 Notes” and, together with the DISH Network 2025 Notes, the “Existing DISH Convertible Notes”), with an aggregate principal amount of $4.866 billion for up to $2.381 billion aggregate principal amount of 6 3/4% Senior Secured Notes due 2030 (the "EchoStar Exchange Notes") and up to $1.950 billion aggregate principal amount of 3 7/8% Convertible Secured Notes due 2030 (the "EchoStar Convertible Notes" and together with the EchoStar Exchange Notes, the "EchoStar Notes") with an aggregate principal amount of $4.331 billion to be issued by our parent, EchoStar, pursuant to the terms described in a prospectus and consent solicitation statement, dated October 10, 2024  as amended (the "Exchange Offer Prospectus").

On November 8, 2024, upon the expiration of the EchoStar Exchange Offers, $1.819 billion aggregate principal amount, or approximately 92.9%, of the DISH Network 2025 Notes and $2.863 billion aggregate principal amount, or approximately 98.5%, of the DISH Network 2026 Notes, together $4.682 billion total aggregate principal amount of the Existing DISH Convertible Notes, had been validly tendered for exchange, with a carrying value of $4.674 billion, net of deferred financing costs.

On November 12, 2024, all of the Existing DISH Convertible Notes validly tendered were exchanged for $2.288 billion aggregate principal amount of EchoStar Exchange Notes and $1.876 billion aggregate principal amount of EchoStar Convertible Notes, together $4.164 billion total aggregate principal amount of the EchoStar Notes, with a fair value of $3.986 billion.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We determined that the EchoStar Exchange Offers were debt extinguishments. Upon the completion of the EchoStar Exchange Offers, our Existing DISH Convertible Notes with an aggregate principal amount of $4.674 billion, net of deferred financing costs, were cancelled and forgiven by our parent, EchoStar, and we recorded $3.986 billion in “Additional paid-in capital” on our Consolidated Balance Sheets as of December 31, 2024, which resulted in a non-cash gain on debt extinguishment of $689 million, which was recorded in “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2024.

A total of $138 million aggregate principal amount of DISH Network 2025 Notes and $45 million aggregate principal amount of DISH Network 2026 Notes remain outstanding following the consummation of the EchoStar Exchange Offers.

New DISH DBS Financing

On September 29, 2024 (the “Financing Closing Date”), we and our subsidiary, DBS SubscriberCo, received $2.5 billion in financing from TPG Angelo Gordon and other co-lenders in the form of Term Loans and Mandatorily Redeemable Preferred Shares (each as defined below and together, the “New DISH DBS Financing”). Approximately $2.047 billion in proceeds received from the New DISH DBS Financing were used for the redemption of the principal balance and remaining interest outstanding on our 5 7/8% Senior Notes due November 15, 2024. Solely in the case that the DIRECTV Transaction is not consummated on or prior to the Outside Date (as defined in the Purchase Agreement as in effect on the Financing Closing Date and as it may be extended in accordance with the terms of the Purchase Agreement as in effect on the Financing Closing Date) and until the date that is 180 days after such Outside Date, DBS SubscriberCo may prepay the outstanding New DISH DBS Financing in whole, together with accrued interest to the date of such prepayment, without premium or penalty.

Term Loans

On the Financing Closing Date, DBS SubscriberCo, Alter Domus (US) LLC, as Administrative Agent, and the lenders party thereto, entered into a Loan and Security Agreement (together with all the exhibits, annexes and schedules thereto, the “Loan and Security Agreement”), pursuant to which, among other things and subject to the terms and conditions set forth therein, the lenders agreed to extend credit to DBS SubscriberCo in an aggregate principal amount of up to $2.3 billion secured by the assets of DBS SubscriberCo, which includes approximately three million DISH TV subscribers and their related subscription and equipment agreements (such transactions, the “Loan Financing”). The Loan Financing consists of the following: (i) initial term loans in an aggregate principal amount of $1.8 billion that mature on June 30, 2029 (the “Term Loan due 2029”), (ii) incremental term loans in an aggregate principal amount of $500 million that are payable in equal monthly installments which began in January 2025 and mature on September 30, 2025 (the “Term Loan due 2025”) and (iii) an additional amount of incremental term loans (the “Roll-up Incremental Term Loans” and, together with the Term Loan due 2029 and the Term Loan due 2025, the “Term Loans”). The Roll-up Incremental Term Loans may be incurred from time to time, subject to DBS SubscriberCo’s prior approval and pro forma compliance with a leverage ratio set forth in the Loan and Security Agreement, and mature on June 30, 2029.

The Roll-up Incremental Term Loans may be incurred in exchange for Outstanding DBS Notes in an aggregate principal amount equal to: (i) the price at which certain lenders acquire such notes plus (ii)(A) in the case of Outstanding 2028 DBS Notes and Outstanding 2029 DBS Notes, 15% of the difference between the aggregate principal amount of such notes and the purchase price thereof, or (B) in the case of Outstanding 2026 DBS Notes, Outstanding 2026 DBS Secured Notes and Outstanding 2028 DBS Secured Notes, 20% of the difference between the aggregate principal amount of such notes and the purchase price thereof.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Interest on the Term Loans accrues and is payable monthly, generally in cash. The interest rate with respect to the Term Loan due 2029 is: (i) from (and including) the Financing Closing Date and until (but excluding) the date that is twelve months thereafter, 10.75% per annum; and (ii) from (and including) the date that is twelve months after the Financing Closing Date and until June 30, 2029, 11.25% per annum. The interest rate with respect to the Term Loan due 2025 is 11.00% per annum. The interest rate with respect to the Roll-up Incremental Term Loans is: (i) from (and including) the Financing Closing Date and until (but excluding) the date that is twelve months thereafter, 11.00% per annum; and (ii) from (and including) the date that is twelve months after the Financing Closing Date and until the Maturity Date, 11.50% per annum.

The Loan and Security Agreement specifies a priority of payments for funds received by DBS SubscriberCo from subscriber payments and certain other revenue. Specifically, on each Transfer Date, as defined in the Loan and Security Agreement, payments will be made, as applicable, to the Administrative Agent for certain administrative and other fees, to DBS SubscriberCo for reimbursement of certain operating costs, to a subsidiary of DISH Network as Manager under the Loan and Security Agreement and as Servicer for DBS SubscriberCo, and to an account used to collect and remit interest on the Term Loans, preferred distributions with respect to Preferred Membership interests (as defined below) and monthly principal payments on the Term Loan due 2025. After remitting those payments, through September 30, 2025, if DBS SubscriberCo is in compliance with the terms of the Loan and Security Agreement, it will have the ability to accumulate any excess collections, subject to the terms of the Loan and Security Agreement. At its election, any such excess collections can be distributed by DBS SubscriberCo to its parent via an intercompany loan. No later than September 30, 2025, all excess collections will be used to fund the payment of the Term Loans, the Mandatorily Redeemable Preferred Shares and the associated interest and preferred distributions. If DBS SubscriberCo is not in compliance with its covenants, the entity will lose the ability to accumulate any excess collections with those proceeds being utilized to satisfy the debt obligation and associated interest.

Mandatorily Redeemable Preferred Shares Due 2029

On the Financing Closing Date, DBS SubscriberCo, entered into an amended and restated limited liability company agreement (the “SubscriberCo LLCA”), pursuant to which, among other things, DBS SubscriberCo issued to certain investors (the “Preferred Members”) redeemable preferred equity interests (the “Preferred Membership Interests”) with an aggregate liquidation preference of $200 million (the “Mandatorily Redeemable Preferred Shares”). The Mandatorily Redeemable Preferred Shares mature on June 30, 2029. Due to the mandatory redemption feature of this instrument, it is considered a debt instrument and recorded in “Long-term debt, finance lease and other obligations, net of current portion” on our Consolidated Balance Sheets.

The Preferred Membership Interests have a preferential cumulative return that accumulates daily in arrears at a rate of: (a) from (and including) the Financing Closing Date and until (but excluding) the date that is 12 months thereafter, 13.25% per annum; and (b) from (and including) the date that is 12 months after the Financing Closing Date and until June 30, 2029 (or the first business day thereafter), 13.75% per annum, payable in cash monthly and a liquidation preference equal to the issue price plus all accrued and unpaid dividends.

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

The 7 3/8% Senior Notes are redeemable, in whole or in part, at any time at the redemption prices specified under the related indenture, together with accrued and unpaid interest.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Existing DISH Convertible Notes

0% Convertible Notes due 2025

On December 21, 2020, we issued $2.0 billion aggregate principal amount of the Convertible Notes due December 15, 2025 in a private placement. These notes were part of the EchoStar Exchange Offers (as defined above) and have a remaining aggregate principal amount outstanding of $138 million. These notes will not bear interest, and the principal amount of the Notes will not accrete.

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

3 3/8% Convertible Notes due 2026

On August 8, 2016, we issued $3.0 billion aggregate principal amount of the Convertible Notes due August 15, 2026 in a private offering. These notes were part of the EchoStar Exchange Offers (as defined above) and have a remaining aggregate principal amount outstanding of $45 million. Interest accrues at an annual rate of 3 3/8% and is payable semi-annually in cash, in arrears on February 15 and August 15 of each year.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In connection with the offering of the Convertible Notes due 2026, we entered into convertible note hedge transactions with certain option counterparties. The convertible note hedge transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the Convertible Notes due 2026, the number of shares of DISH Network Class A Common Stock underlying the Convertible Notes due 2026, which initially gives us the option to purchase approximately 46 million shares of DISH Network Class A Common Stock at a price of approximately $65.18 per share, which in connection with the completion of the Merger converted into approximately 16 million shares of EchoStar Class A Common Stock at a price of approximately $185.76 per share. The total cost of the original convertible note hedge transactions was $635 million. Concurrently with entering into the convertible note hedge transactions, we also entered into warrant transactions with each option counterparty whereby we sold to such option counterparty warrants to purchase, subject to customary anti-dilution adjustments, up to the same number of shares of DISH Network Class A common stock, which initially gives the option counterparties the option to purchase approximately 46 million shares of DISH Network Class A common stock at a price of approximately $86.08 per share, which in connection with the completion of the Merger converted into approximately 16 million shares of EchoStar Class A Common Stock at price ranges of approximately $185.75 to $245.33 per share. We received $376 million in cash proceeds from the original sale of these warrants. In accordance with accounting guidance on hedge and warrant transactions, the net cost incurred in connection with the convertible note hedge and warrant transactions are recorded as a reduction in “Additional paid-in capital” within “Stockholder’s Equity (Deficit)” on our Consolidated Balance Sheets as of December 31, 2016.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Pursuant to the related indenture, we were required to obtain an initial appraisal of the Spectrum Collateral by an independent appraiser (the “Initial Appraisal”) within 120 days following the issue date of the 11 3/4% Senior Secured Notes due 2027. As of January 17, 2023, the Initial Appraisal certified we had satisfied the requirements under the loan-to-value ratio (as defined in the Indenture). Based on the independent appraisal, the loan-to-value ratio was not greater than 0.35 to 1.00 and the fair market value of the Spectrum Collateral was $10.04 billion. We will also be required to obtain a second appraisal of the Spectrum Collateral (a “Second Appraisal”) within 120 days of the date if wireless spectrum licenses that form part of the Spectrum Collateral accounting for more than 10% of the aggregate MHz-POPs of all such licenses constituting the Spectrum Collateral are forfeited to the FCC as a result of our failure to meet its buildout milestones with respect to such forfeited licenses. If we fail to deliver the Second Appraisal within 120 days following the date of forfeiture then we will be required to redeem all of the 11 3/4% Senior Secured Notes due 2027 at a redemption price equal to 102% of their principal amount, plus accrued and unpaid interest to, but excluding, the redemption date.

If the loan-to-value ratio with respect to the Spectrum Collateral, as of the date of the Second Appraisal is greater than 0.35 to 1.00, then within 90 days following the date of the delivery of the Second Appraisal we will be required to add additional Spectrum Collateral guarantors and/or pledge (or cause to be pledged) cash or interests in additional wireless spectrum licenses as Spectrum Collateral to comply with the required loan-to-value ratio of 0.35 to 1.00. If we fail to add such additional Spectrum Collateral and/or pledge (or cause to be pledged) cash or interests in additional wireless spectrum licenses, we will be required to redeem an amount of 11 3/4% Senior Secured Notes due 2027 such that immediately after giving effect to such redemption, the loan-to-value ratio shall not be greater than 0.35 to 1.00 at a redemption price equal to 102% of their principal amount, plus accrued and unpaid interest to, but excluding, the redemption date.

Intercompany Loans

DISH 2021 Intercompany Loan

The net proceeds from the offering of our 5 1/4% Senior Secured Notes due 2026 and our 5 3/4% Senior Secured Notes due 2028 (the “Senior Secured Notes”) issued on November 26, 2021 were used by DISH DBS to make an intercompany loan to DISH Network pursuant to a Loan and Security Agreement dated November 26, 2021 (together with potential future advances to DISH Network, the “DISH 2021 Intercompany Loan”) between DISH DBS and DISH Network in order to finance the purchase of wireless spectrum licenses and for general corporate purposes, including our 5G Network Deployment. The DISH 2021 Intercompany Loan matures in two tranches, with the first tranche maturing on December 1, 2026 (the “DISH 2021 Intercompany Loan 2026 Tranche”) and the second tranche maturing on December 1, 2028 (the “DISH 2021 Intercompany Loan 2028 Tranche”). DISH DBS may make additional advances to DISH Network under the DISH 2021 Intercompany Loan, and on February 11, 2022, DISH DBS advanced an additional $1.5 billion to DISH Network under the DISH 2021 Intercompany Loan 2026 Tranche. Interest accrues and is payable semiannually, and interest payments with respect to the DISH 2021 Intercompany Loan were, at our option, payable in kind for the first two years, from the issuance date of November 2021. In the third year post issuance date, a minimum of 50% of each interest payment due with respect to each tranche of the DISH 2021 Intercompany Loan were required to be paid in cash. Currently, interest payments must be paid in cash. Interest accrues: (a) when paid in cash, at a fixed rate of 0.25% per annum in excess of the interest rate applicable to, in the case of the DISH 2021 Intercompany Loan 2026 Tranche, the 5 1/4% Senior Secured Notes due 2026, and in the case of the DISH 2021 Intercompany Loan 2028 Tranche, the 5 3/4% Senior Secured Notes due 2028 (each, the “Cash Accrual Rate” with respect to the applicable tranche); and (b) when paid in kind, at a rate of 0.75% per annum in excess of the Cash Accrual Rate for the applicable tranche. As of December 31, 2024, the total DISH 2021 Intercompany Loan amount outstanding plus interest paid in kind was $7.612 billion.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DISH 2021 Intercompany Loan 2028 Tranche. As of December 31, 2024, the DISH 2021 Intercompany Loan 2028 Tranche amount outstanding plus interest paid in kind was $2.844 billion. The DISH 2021 Intercompany Loan 2028 Tranche is eliminated in consolidation.

DISH 2021 Intercompany Loan 2026 Tranche. In January 2024, DISH DBS assigned the DISH 2021 Intercompany Loan 2026 Tranche of $4.7 billion to EchoStar Intercompany Receivable Company L.L.C., our parent, EchoStar’s, direct wholly-owned subsidiary, such that amounts owed in respect of the DISH 2021 Intercompany Loan 2026 Tranche will now be paid by us to EchoStar Intercompany Receivable Company L.L.C. The DISH 2021 Intercompany Loan 2026 Tranche was previously eliminated in consolidation as it was held by DISH DBS.

As of December 31, 2024, the total DISH 2021 Intercompany Loan 2026 Tranche amount outstanding plus interest paid in kind was $4.767 billion, not including “DISH 2021 Intercompany Loan 2026 Tranche - Interest payable in cash” of $22 million recorded on our Consolidated Balance Sheets. During the year ended December 31, 2024, interest payments for the DISH 2021 Intercompany Loan 2026 Tranche paid in cash to EchoStar Intercompany Receivable Company L.L.C., a subsidiary of our parent, EchoStar, totaled $196 million.

The DISH 2021 Intercompany Loan is secured by Weminuche’s (our indirect wholly-owned subsidiary) interest in the wireless spectrum licenses for the 3.45-3.55 GHz Licenses up to the total loan amount outstanding including interest paid in kind. Pursuant to the terms of the DISH 2021 Intercompany Loan, under certain circumstances, DISH Network wireless spectrum licenses (valued based upon a third-party valuation) may be substituted for the collateral. The DISH 2021 Intercompany Loan is not included as collateral for the Senior Secured Notes, and the Senior Secured Notes are subordinated to DISH DBS’s existing and certain future unsecured notes with respect to certain realizations under the DISH 2021 Intercompany Loan and any collateral pledged as security for the DISH 2021 Intercompany Loan.

DISH Q2 2024 Intercompany Loan

In June 2024, we entered into an intercompany loan with DISH DBS (the “DISH Q2 2024 Intercompany Loan”) for an initial principal amount of $1.508 billion. The DISH Q2 2024 Intercompany Loan matures on August 13, 2028. Interest accrues and is payable monthly and interest payments are payable in kind. The interest rate with respect to the DISH Q2 2024 Intercompany Loan is at a variable rate, subject to adjustments based on, among other things, the weighted average cost of borrowing for DISH DBS. As of December 31, 2024, the total DISH Q2 2024 Intercompany Loan amount outstanding plus interest paid in kind was $1.577 billion. The DISH Q2 2024 Intercompany Loan is eliminated in consolidation.

DISH Q3 2024 Intercompany Loan

In September 2024, we entered into an intercompany loan with DISH DBS (the “DISH Q3 2024 Intercompany Loan”) for an initial principal amount of $481 million. The DISH Q3 2024 Intercompany Loan matures on November 13, 2028. Interest accrues and is payable monthly and interest payments are payable in kind. The interest rate with respect to the DISH Q3 2024 Intercompany Loan is at a variable rate, subject to adjustments based on, among other things, the weighted average cost of borrowing for DISH DBS. As of December 31, 2024, the total DISH Q3 2024 Intercompany Loan amount outstanding plus interest paid in kind was $493 million. The DISH Q3 2024 Intercompany Loan is eliminated in consolidation.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

EchoStar 2024 Intercompany Loan

In November 2024, DISH Wireless L.L.C., our subsidiary, entered into an intercompany loan with EchoStar Financing L.L.C., a subsidiary of our parent, EchoStar, (the “EchoStar 2024 Intercompany Loan”) for a borrowing principal amount of up to $4.500 billion, with all borrowings at the sole discretion of our parent, EchoStar. The EchoStar 2024 Intercompany Loan matures on November 30, 2030. Interest accrues at an annual rate of 11.50% and is payable monthly. Interest payments are payable in kind. DISH Wireless L.L.C., at its option, may elect to repay the EchoStar 2024 Intercompany Loan amount outstanding prior to maturity in cash or assets at a redemption price equal to 100% of the principal amount. As of December 31, 2024, the total EchoStar 2024 Intercompany Loan amount outstanding plus interest paid in kind was $1.015 billion. During the year ended December 31, 2024, we recorded $5 million of “Interest expense, net of amounts capitalized” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Interest on Long-Term Debt

			Annual
		Semi-Annual	Debt Service
	Issuer	Payment Dates	Requirements (1)
			(In thousands)
7 3/4% Senior Notes due 2026	DDBS	January 1 and July 1	$155,000
3 3/8% Convertible Notes due 2026 (2)	DISH	February 15 and August 15	$1,526
5 1/4% Senior Secured Notes due 2026	DDBS	June 1 and December 1	$144,375
11 3/4% Senior Secured Notes due 2027	DISH	May 15 and November 15	$411,250
7 3/8% Senior Notes due 2028	DDBS	January 1 and July 1	$73,750
5 3/4% Senior Secured Notes due 2028	DDBS	June 1 and December 1	$143,750
5 1/8% Senior Notes due 2029	DDBS	June 1 and December 1	$76,875
DISH 2021 Intercompany Loan 2026 Tranche	DISH	June 1 and December 1	$262,201

(1)	Annual debt service requirements exclude the interest on the New DISH DBS Financing and the EchoStar 2024 Intercompany Loan, discussed below.
(2)	As of December 31, 2024, a total of $45 million aggregate principal amount of 3 3/8% Convertible Notes due 2026 remain outstanding following the consummation of the EchoStar Exchange Offers. See above for further information.

Interest on the New DISH DBS Financing and the EchoStar 2024 Intercompany Loan

New DISH DBS Financing. The Term Loans and the Mandatorily Redeemable Preferred Shares due 2029 have variable interest rates and payment terms upon which we may pay a portion of principal balance based on estimated variable cash flows for certain Pay-TV business metrics which could change significantly based on actual performance. The estimated annual interest requirement for the Term Loans and the Mandatorily Redeemable Preferred Shares due 2029 for the year ended December 31, 2025 is approximately $245 million.

EchoStar 2024 Intercompany Loan. The EchoStar 2024 Intercompany Loan due November 30, 2030 has a borrowing principal amount of up to $4.500 billion, with all borrowings at the sole discretion of our parent, EchoStar. Based on the December 31, 2024 amount outstanding plus interest paid in kind of $1.015 billion and assuming all future interest payments are paid in kind at the annual interest rate detailed above, the annual interest requirement for the EchoStar 2024 Intercompany Loan for the year ended December 31, 2025 is $123 million.

Our ability to meet our debt service requirements will depend on, among other factors, the successful execution of our business strategy, which is subject to uncertainties and contingencies beyond our control.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Other Debt, Finance Lease and Other Obligations

Other debt, finance lease and other obligations consisted of the following:

	As of December 31,
	2024	2023

	(In thousands)
Satellites and other finance lease obligations	$67,199	$123,658
Notes payable related to satellite vendor financing and other debt payable in installments through 2032 with interest rates ranging from approximately 4% to 6%	63,297	113,564
Total	130,496	237,222
Less: current portion	(59,947)	(107,717)
Other long-term debt, finance lease and other obligations, net of current portion	$70,549	$129,505

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

Nimiq 5. On May 19, 2019, we entered into a Master Transaction Agreement pursuant to which, on September 10, 2019, the satellite service agreement for Nimiq 5 was transferred to us. Nimiq 5 was launched in September 2009 and commenced commercial operation at the 72.7 degree west longitude orbital location during October 2009. This satellite was previously accounted for as a finance lease and depreciated over the term of the satellite service agreement. We leased 100% of the capacity on Nimiq 5 for an initial period of 15 years. During October 2024, we extended the Nimiq 5 lease and, as a result of the new terms, it is currently accounted for as an operating lease.

Dell Finance Lease. On July 17, 2020, we entered into a master agreement with Dell to lease certain components of our 5G Network Deployment infrastructure, including certain equipment.

The summary of future maturities of our outstanding debt as of December 31, 2024 is included in the commitments table in Note 13.

10.    Income Taxes and Accounting for Uncertainty in Income Taxes

Income Taxes

Beginning in 2024, DISH Network and its domestic subsidiaries join with EchoStar in filing U.S. consolidated federal income tax returns and, in some states, combined or consolidated returns. The income taxes of domestic and foreign subsidiaries not included in the United States tax group are presented in our consolidated financial statements on a separate return basis for each tax paying entity. The federal and state income tax provisions or benefits recorded by DISH Network are generally those that would have been recorded if DISH Network and its domestic subsidiaries had filed returns as a consolidated group independent of EchoStar. Cash is due and paid to EchoStar based on amounts that would be payable based on DISH Network consolidated or combined group filings. During the years ended December 31, 2024, 2023 and 2022, no payments were made to EchoStar for income taxes.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

As of December 31, 2024, we had $395 million net operating loss carryforwards (“NOLs”) for federal income tax purposes and $250 million of NOL carryforwards for state income tax purposes, which are partially offset by a valuation allowance. In addition, there are $164 million of tax benefits related to credit carryforwards which are partially offset by a valuation allowance. Portions of the state NOL and credit carryforwards expired in 2024.

The components of the (benefit from) provision for income taxes were as follows:

	For the Years Ended December 31,
	2024	2023	2022

	(In thousands)
Current (benefit) provision:
Federal	$(18,835)	$(29,307)	$(23,571)
State	21,865	29,254	59,690
Foreign	2,831	3,301	(7,118)
Total current (benefit) provision	5,861	3,248	29,001

Deferred (benefit) provision:
Federal	(34,566)	(293,666)	615,323
State	(74,106)	(152,725)	85,045
Increase (decrease) in valuation allowance	92,421	71,481	2,367
Total deferred (benefit) provision	(16,251)	(374,910)	702,735
Total (benefit) provision	$(10,390)	$(371,662)	$731,736

Our $73 million loss of “Income (loss) before income taxes” on our Consolidated Statements of Operations and Comprehensive Income (Loss) included a loss of $1 million related to our foreign operations.

The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal tax rate:

	For the Years Ended December 31,
	2024	2023	2022

	% of pre-tax income/(loss)
Statutory rate	21.0	21.0	21.0
State income taxes, net of federal benefit	70.5	5.0	3.1
Rates different than statutory	(3.9)	(0.1)	—
(Increase) decrease in valuation allowance	(126.4)	(4.8)	—
Tax credits	60.4	2.7	(0.5)
Impairments	—	(0.7)	—
Other, net	(7.4)	1.7	—
Total	14.2	24.8	23.6

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Deferred taxes arise because of the differences in the book and tax bases of certain assets and liabilities. Significant components of deferred tax assets and liabilities were as follows:

	As of December 31,
	2024	2023

	(In thousands)
Deferred tax assets:
NOL, interest, credit and other carryforwards	$1,588,431	$1,054,749
Accrued and prepaid expenses	925,727	866,277
Stock-based compensation	22,720	20,934
Unrealized (gains) losses on available for sale and other investments (1)	—	198,587
Discount on convertible notes and convertible note hedge transaction, net	696	46,636
Deferred revenue	10,076	13,197
Total deferred tax assets	2,547,650	2,200,380
Valuation allowance	(225,342)	(153,453)
Deferred tax asset after valuation allowance	2,322,308	2,046,927

Deferred tax liabilities:
Depreciation	(1,655,277)	(1,554,517)
Unrealized (gains) losses on available for sale and other investments	(9,061)	—
Regulatory authorizations and other intangible amortization	(7,664,074)	(3,869,784)
Bases differences in partnerships and cost method investments (2)	(1,306,386)	(1,179,888)
Total deferred tax liabilities	(10,634,798)	(6,604,189)
Net deferred tax asset (liability)	$(8,312,490)	$(4,557,262)

(1)	Included in this line item are deferred taxes related to, among other things, changes in the probability weighted fair value of our option to purchase certain of T-Mobile’s 800 MHz spectrum licenses during the year ended December 31, 2023. See Note 5 for further information.
(2)	Included in this line item are deferred taxes related to, among other things, our noncontrolling investments in Northstar Spectrum and SNR HoldCo, including deferred taxes created by the tax amortization of the Northstar Licenses and SNR Licenses. See Note 2 for further information.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

A reconciliation of the beginning and ending amount of unrecognized tax benefits included in “Long-term deferred revenue and other long-term liabilities” on our Consolidated Balance Sheets was as follows:

	For the Years Ended December 31,
Unrecognized tax benefit	2024	2023	2022

	(In thousands)
Balance, beginning of period	$436,128	$431,640	$388,837
Additions based on tax positions related to the current year	242,054	3,601	35,180
Additions based on tax positions related to prior years	23,401	9,292	14,723
Reductions based on tax positions related to prior years	(23,177)	(7,219)	(7,100)
Reductions based on tax positions related to settlements with taxing authorities	—	(834)	—
Reductions based on tax positions related to the lapse of the statute of limitations	(310)	(352)	—
Balance, end of period	$678,096	$436,128	$431,640

We have $631 million in unrecognized tax benefits that, if recognized, could favorably affect our effective tax rate. We do not expect any material portion of this amount to be paid or settled within the next 12 months. Accrued interest and penalties on uncertain tax positions are recorded as a component of “Interest expense, net of amounts capitalized” and “Other, net,” respectively, on our Consolidated Statements of Operations and Comprehensive Income (Loss). During the years ended December 31, 2024, 2023 and 2022, we recorded $52 million, $39 million and $22 million in net interest and penalty expense to earnings, respectively. Accrued interest and penalties were $216 million and $164 million at December 31, 2024 and 2023, respectively. The above table excludes these amounts.

11.    Employee Benefit Plans

Employee Stock Purchase Plan

Our employees may participate in the EchoStar employee stock purchase plan (the “ESPP”), in which EchoStar is authorized to issue up to 8.0 million shares of Class A common stock. At December 31, 2024, EchoStar had 3.4 million shares of Class A common stock which remain available for issuance under the ESPP. Substantially all full-time employees who have been employed by EchoStar for at least one calendar quarter are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase EchoStar’s capital stock under all of EchoStar’s stock purchase plans at a rate which would exceed $25,000 in fair value of capital stock in any one year. The purchase price of the stock is 85% of the closing price of EchoStar’s Class A common stock on the last business day of each calendar quarter in which such shares of EchoStar’s Class A common stock are deemed sold to an employee under the ESPP and such shares must be held for a minimum of 180 days from the purchase date.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

401(k) Employee Savings Plans

EchoStar sponsors a 401(k) Employee Savings Plan (the “DISH Network 401(k) Plan”) for our eligible employees. Voluntary employee contributions to the DISH Network 401(k) Plan may be matched 50% by EchoStar, subject to a maximum annual contribution of $5,000 per employee. Forfeitures of unvested participant balances which are retained by the DISH Network 401(k) Plan may be used to fund matching and discretionary contributions. EchoStar’s Board of Directors may also authorize an annual discretionary contribution to the DISH Network 401(k) Plan, subject to the maximum deductible limit provided by the Internal Revenue Code of 1986, as amended. These contributions may be made in cash or in EchoStar’s stock.

The following table summarizes the expense associated with our matching contributions and discretionary contributions:

	For the Years Ended December 31,
Expense Recognized Related to the 401(k) Plan	2024	2023	2022

	(In thousands)
Matching contributions, net of forfeitures	$17,852	$14,532	$12,800
Discretionary stock contributions, net of forfeitures	$13,906	$70	$14,564

12.    Stock-Based Compensation

Stock Incentive Plans

EchoStar maintains stock incentive plans to attract and retain officers, directors and key employees. Our employees participate in the EchoStar stock incentive plans. Stock awards under these plans include both performance/market and non-performance based stock incentives. As of December 31, 2024, EchoStar had outstanding under these plans stock options to acquire 9.5 million shares of EchoStar’s Class A common stock and 91 thousand restricted stock units and awards associated with our employees. Stock options granted on or prior to December 31, 2024 were granted with exercise prices equal to or greater than the market value of EchoStar’s Class A common stock at the date of grant and with a maximum term of approximately ten years. EchoStar accounts for forfeitures as they are incurred. While historically EchoStar has issued stock awards subject to vesting, typically at the rate of 20% per year, certain stock awards have been granted with immediate vesting and certain other stock awards vest only upon the achievement of certain EchoStar-specific subscriber, operational and/or financial goals. In addition, the Ergen 2020 Performance Award is subject to the achievement of specified EchoStar Class A common stock price targets. As of December 31, 2024, EchoStar had 21.7 million shares of its Class A common stock available for future grant under the stock incentive plans.

Exchange Offer. On March 4, 2024, EchoStar commenced a tender offer to eligible employees (which excludes EchoStar’s and our co-founders and the non-employee members of EchoStar’s Board of Directors) to exchange eligible stock options (which excludes the Ergen 2020 Performance Award) for new options as detailed in its Schedule TO filed March 4, 2024 with the Securities and Exchange Commission (the “Exchange Offer”), to, among other things, further align employee incentives with the current market. The Exchange Offer expired on April 1, 2024 and EchoStar accepted for exchange approximately 7 million stock options. As a result of the Exchange Offer, during the second quarter of 2024, the exercise price of approximately 3 million new stock options associated with our employees, affecting approximately 800 eligible employees, was adjusted to $14.04.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Stock Award Activity

EchoStar stock option activity associated with our employees was as follows:

	For the Year Ended December 31, 2024
	Options	Weighted- Average Exercise Price	Aggregate intrinsic value (In thousands)	Weighted- Average Remaining Contractual Life
Total options outstanding, beginning of period (1)	9,887,330	$70.36
Granted (2)	4,316,849	$14.66
Exercised	(116,393)	$14.04
Forfeited and cancelled (3)	(4,565,652)	$51.66
Total options outstanding, end of period	9,522,134	$54.75	$33,164	7.10
Performance/market based options outstanding, end of period (4)	4,300,088	$84.39
Exercisable, end of period	1,999,301	$54.20	$6,200	6.37

(1)	The beginning of period weighted-average exercise price for the year ended December 31, 2024 of $70.36 does not reflect the Exchange Offer, which occurred subsequent to December 31, 2023.
(2)	Includes approximately 3 million stock options granted in connection with the Exchange Offer.
(3)	Includes approximately 3 million stock options cancelled in connection with the Exchange Offer.
(4)	These stock options are included in the caption “Total options outstanding, end of period.” See discussion of the 2017 LTIP, 2019 LTIP, 2022 Incentive Plan and Ergen 2020 Performance Award below.

We realized tax benefits from stock awards exercised as follows:

	For the Years Ended December 31,
	2024	2023	2022

	(In thousands)
Tax benefit from stock awards exercised	$316	$1,384	$573

EchoStar restricted stock unit and award activity associated with our employees was as follows:

	For the Year Ended December 31, 2024
	Restricted Stock Units/Awards	Weighted- Average Grant Date Fair Value
Total restricted stock units/awards outstanding, beginning of period	48,645	$98.78
Granted	79,444	$16.70
Vested	(29,843)	$77.51
Forfeited and cancelled	(7,018)	$101.09
Total restricted stock units/awards outstanding, end of period	91,228	$34.08

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes additional information about EchoStar stock options and restricted stock units and awards associated with our employees:

	For the Years Ended December 31,
	2024	2023	2022

	(In thousands, except per share amounts)
Stock options:
Weighted-average grant date fair value of options granted	$14.66	$28.24	$63.90
Intrinsic value of options exercised	$848	$—	$98

Restricted stock units and awards:
Weighted-average grant date fair value of units and awards granted	$16.70	$17.50	$88.39
Fair value of units and rewards vested	$443	$5,612	$2,212

Long-Term Performance-Based Plans

2017 LTIP. On December 2, 2016, EchoStar adopted a long-term, performance-based stock incentive plan (the “2017 LTIP”). The 2017 LTIP provided stock options, which were subject to vesting based on certain EchoStar-specific subscriber and financial performance conditions. Awards were initially granted under the 2017 LTIP as of January 1, 2017. Exercise of the stock awards was contingent on achieving these performance conditions by December 31, 2020, however, none of the performance conditions were achieved. This plan will expire on January 1, 2027 which as of December 31, 2024, would result in the cancellation of 429,037 stock options.

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

During the years ended December 31, 2023 and 2022, EchoStar determined that 85% and 89%, respectively, of the 2019 LTIP performance conditions were probable of achievement. As a result, non-cash, stock-based compensation expense was recorded for the years ended December 31, 2023 and 2022, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.” As of December 31, 2023 and 2022, approximately 78%, and 75%, respectively, of the 2019 LTIP awards had vested.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

During each of the years ended December 31, 2024, 2023 and 2022, EchoStar determined that 100% of the 2022 Incentive Plan performance conditions were probable of achievement. As a result, non-cash, stock-based compensation expense was recorded for the years ended December 31, 2024, 2023 and 2022 as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.” As of December 31, 2024, 2023 and 2022, approximately 33%, 17% and 33%, respectively, of the 2022 Incentive Plan awards had vested.

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

Although no awards will vest until the market conditions are satisfied, as of December 31, 2020, we began recording non-cash, stock-based compensation expense for each vesting tranche based on the estimated achievement date of the specified stock price target.  The valuation and probability of achievement for each tranche is determined using a Monte Carlo simulation.  The same Monte Carlo simulation is used as the basis for determining the expected achievement date.  As the probability of achievement is factored in as part of the Monte Carlo simulation, the expense for these tranches will be recognized concurrently over each tranche’s estimated achievement date even if some or all of the options never vest.  If the related milestone for a tranche is achieved earlier than is expected, all unamortized expense for such tranche will be recognized immediately. Non-cash, stock-based compensation expense was recorded for the years ended December 31, 2024, 2023 and 2022, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.” As of December 31, 2024, 2023 and 2022, approximately 20% of the Ergen 2020 Performance Award awards had vested.

The non-cash, stock-based compensation expense associated with these awards for our employees was as follows:

	For the Years Ended December 31,
Non-Cash, Stock-Based Compensation Expense Recognized (1)	2024	2023	2022

	(In thousands)
2022 Incentive Plan	$1,149	$7,346	$19,088
2019 LTIP	—	(1,903)	(97)
Ergen 2020 Performance Award	10,816	12,308	12,308
Other employee performance awards	—	462	4,502
Total non-cash, stock-based compensation expense recognized for performance based awards	$11,965	$18,213	$35,801

(1)	“Non-Cash, Stock-Based Compensation Expense Recognized” includes actual forfeitures.

Estimated Remaining Non-Cash, Stock-Based Compensation Expense	2022 Incentive Plan	Ergen 2020 Performance Award

	(In thousands)
Expense estimated to be recognized during 2025	$1,087	$7,639
Estimated contingent expense subsequent to 2025	161	9,274
Total estimated remaining expense over the term of the plan	$1,248	$16,913

Given the competitive nature of EchoStar’s business, small variations in subscriber churn, gross new subscriber activation rates and certain other factors can significantly impact subscriber growth. Consequently, while it was determined that achievement of certain other EchoStar-specific subscriber, operational and/or financial performance conditions were not probable as of December 31, 2024, that assessment could change in the future.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Of the 9.5 million stock options and 91 thousand restricted stock units and awards outstanding under the EchoStar stock incentive plans associated with our employees as of December 31, 2024, the following awards were outstanding pursuant to the performance-based stock incentive plans:

	As of December 31, 2024
Performance Based Stock Options	Number of Awards	Weighted- Average Grant Price
2022 Incentive Plan	154,257	$14.64
2019 LTIP	208,024	$60.37
2017 LTIP	429,037	$165.32
Ergen 2020 Performance Award	3,508,770	$78.98
Total	4,300,088	$84.39

Stock-Based Compensation

Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the years ended December 31, 2024, 2023 and 2022 and was allocated to the same expense categories as the base compensation for such employees:

	For the Years Ended December 31,
	2024	2023	2022

	(In thousands)
Cost of services	$1,376	$2,609	$6,511
Selling, general and administrative	23,569	33,534	64,939
Total non-cash, stock-based compensation	$24,945	$36,143	$71,450

As of December 31, 2024, our total unrecognized compensation cost related to our non-performance based unvested stock awards was $39 million and will be recognized over a weighted-average period of approximately 3.4 years. Share-based compensation expense is recognized based on stock awards ultimately expected to vest.

Valuation

The fair value of each stock option granted (excluding the Ergen 2020 Performance Award) for the years ended December 31, 2024, 2023 and 2022 was estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

	For the Years Ended December 31,
Stock Options	2024			2023			2022
Risk-free interest rate	3.58%	-	4.49%	3.58%	-	4.61%	1.35%	-	4.02%
Volatility factor	37.10%	-	46.39%	34.30%	-	41.25%	32.67%	-	34.84%
Expected term of options in years	3.3	-	6.7	4.1	-	6.6	4.1	-	6.0
Fair value of options granted	$5.15	-	$12.40	$7.40	-	$7.77	$5.97	-	$9.27

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We will continue to evaluate the assumptions used to derive the estimated fair value of EchoStar’s stock options as new events or changes in circumstances become known.

13.    Commitments and Contingencies

Commitments

As of December 31, 2024, future maturities of our long-term debt, finance lease and contractual obligations are summarized as follows:

	Payments Due in the Years Ending December 31,
	Total	2025	2026	2027	2028	2029	Thereafter

	(In thousands)
Long-term debt obligations	$21,778,720	$908,009	$10,455,195	$4,341,543	$3,549,860	$1,502,650	$1,021,463
Interest expense on long-term debt (1)	5,030,019	1,639,592	1,563,992	918,593	474,955	233,360	199,527
Finance lease obligations (2)	67,199	30,381	34,290	2,528	—	—	—
Interest expense on finance lease obligations (2)	7,355	5,011	2,298	46	—	—	—
Other long-term obligations (3)	9,689,749	1,882,823	1,481,336	1,157,410	1,023,439	979,359	3,165,382
Operating lease obligations (2)	5,684,284	545,077	577,160	579,203	536,551	523,216	2,923,077
Purchase obligations	2,212,259	2,207,381	4,820	58	—	—	—
Total	$44,469,585	$7,218,274	$14,119,091	$6,999,381	$5,584,805	$3,238,585	$7,309,449

(1)	Includes interest expense on the EchoStar 2024 Intercompany Loan due 2030 based on the December 31, 2024 amount outstanding plus interest paid in kind and assuming all future interest payments are paid in kind at the annual interest rate. See Note 9 for further information.
(2)	See Note 8 for further information on leases.
(3)	Represents minimum contractual commitments related to communication tower obligations, certain 5G Network Deployment commitments, obligations under the NSA with AT&T and the MNSA with T-Mobile, certain wireless device purchases and marketing obligations, radios, software and integration services and satellite related and other obligations.

In certain circumstances the dates on which we are obligated to make these payments could be delayed.

The table above does not include $678 million of liabilities associated with unrecognized tax benefits that were accrued, as discussed in Note 10 and are included on our Consolidated Balance Sheets as of December 31, 2024. We do not expect any portion of this amount to be paid or settled within the next 12 months.

5G Network Deployment

We initially invested a total of over $30 billion in Wireless spectrum licenses, and a portion of these licenses were included in the Sale and Transfer of Assets to EchoStar. We currently have $24 billion of investments related to Wireless spectrum licenses, which does not include $7 billion of capitalized interest related to the carrying value of such licenses. See Note 1 and Note 2 for further information. We continue to commercialize our Wireless spectrum licenses through the completion of our 5G Network Deployment. We have committed to the FCC to deploy our 5G Network capable of serving increasingly larger portions of the U.S. population at different deadlines.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We may need to raise additional capital in the future, which may not be available on favorable terms or at all, to fund the efforts described below, as well as, among other things, make any potential Northstar Re-Auction Payment and SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC. There can be no assurance that we will be able to complete all build-out requirements or profitably deploy our Wireless spectrum licenses, which may affect the carrying amount of these assets and our future financial condition or results of operations.

Wireless Spectrum Licenses

Liberty Puerto Rico Asset Sale. On November 5, 2023, we entered into an Asset Purchase Agreement, License Purchase Agreement and other ancillary transaction agreements with Liberty Latin America (“Liberty”) and its affiliate providing for the sale of certain of our wireless assets in Puerto Rico and the US Virgin Islands (the “Liberty Puerto Rico Asset Sale”). The consideration also includes a right for us to receive preferential international roaming rates within Liberty’s footprint at a reduced rate for a 10 year period. Subsequently, in the first quarter of 2024, a portion of our wireless assets included in the Liberty Puerto Rico Asset Sale were included in the Sale and Transfer of Assets to EchoStar. The Liberty Puerto Rico Asset Sale was approved by the FCC and DOJ and closed in the third quarter of 2024.

Our parent, EchoStar, will receive payments totaling $251 million, of which we will receive payments totaling $125 million, including working capital adjustments, over a three year period, including an upfront payment, which we received in September 2024. We expect to receive the remaining amounts annually over the next three years. As of December 31, 2024, we received payments of $95 million, which includes payments for a portion of wireless assets held by our parent, EchoStar. As a result, $46 million is recorded in “Trade accounts payable” on our Consolidated Balance Sheets.

The difference between our net carrying value of the assets sold to their fair value resulted in a $21 million gain which was recorded in “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2024.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Our Wireless spectrum licenses are subject to certain build-out requirements, as well as certain renewal requirements that are summarized in the table below:

		Build-Out Deadlines
			Final
	Carrying Amount	Interim	Accelerated License Areas	Extension License Areas	Expiration Date
	(In thousands)
Owned:
DBS Licenses (1)	$677,409
600 MHz Licenses	6,192,575		December 31, 2024 (3)	June 14, 2025 (5)	June 2029
3.45–3.55 GHz Licenses	7,329,093	May 4, 2026 (6)		May 4, 2030 (6)	May 2037
1695-1710 MHz, 1755-1780 MHz and 2155-2180 MHz (2)	972				March 2026
AWS-3	5,557,828		December 31, 2024 (4)	October 25, 2025 (7)	October 2025 (7)
Subtotal owned	19,757,877

Noncontrolling Investments:
SNR	4,271,459		December 31, 2024 (4)	October 2025 (7)	October 2025 (7)

Capitalized Interest (8)	6,811,062
Total Regulatory authorizations, net	$30,840,398

Leased from EchoStar (9):
700 MHz Licenses (2)	701,803		December 31, 2024 (10)	June 14, 2025 (11)	June 2033
AWS-4 Licenses (2)	1,928,688		December 31, 2024 (10)	June 14, 2025 (11)	June 2033
H Block Licenses (2)	1,671,506		December 31, 2024 (10)	June 14, 2025 (12)	June 2033
MVDDS Licenses (1)	24,000				July, August, September 2034
LMDS Licenses (1)	—				September 2028
28 GHz Licenses	2,883			October 2, 2029 (13)	October 2029
24 GHz Licenses	11,772			December 11, 2029 (13)	December 2029
37 GHz, 39 GHz and 47 GHz Licenses	202,392			June 4, 2030 (13)	June 2030
3550-3650 MHz Licenses	912,200			March 12, 2031 (13)	March 2031
3.7-3.98 GHz Licenses	2,969	July 23, 2029 (13)		July 23, 2033 (13)	July 2036
Total Leased from EchoStar	$5,458,213

(1)	The build-out deadlines for these licenses have been met.
(2)	The interim build-out deadlines for these licenses are in the past.
(3)	In a January 10, 2025 filing to the FCC, we certified that we were offering 5G broadband service for certain of these license areas to at least 85% of the population in each Partial Economic Area (which is a service area established by the FCC), and offering 5G broadband service for certain other licenses to at least 80% of the population in each Partial Economic Area by this date (part of Commitments #2 and #3 of the Extension Request). These licenses are set forth in Appendices B and E of the Extension Request. Under the Extension Request, if we successfully fulfill Commitments #2 and #3, the final construction deadline for the 600 MHz licenses listed in Appendix G-2 of the Extension Request shall be extended from June 14, 2025 to December 14, 2026.
(4)	In a January 10, 2025 filing to the FCC, we certified that we were offering reliable signal coverage for certain of these license areas and offering service for certain accelerated licenses to at least 85% of the population of each license area and for certain other accelerated licenses to at least 80% of the population of each license area by this date (part of Commitments #2 and #3 the Extension Request). These accelerated licenses are set forth in Appendices C and F of the Extension Request. Under the Extension Request, if we successfully fulfill Commitment #2 and Commitment #3, the final construction deadlines for the AWS-3 licenses listed in Appendix G-3 of the Extension Request shall be extended from June 14, 2025 to December 14, 2026.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(5)	For the 600 MHz licenses set forth in Appendix G-2 of the Extension Request, we have certified to meeting the accelerated buildout obligations described in footnotes 3, 4 and 10 herein (thus fulfilling Commitments #2 and #3 of the Extension Request), and as a result the final deadline for us to offer 5G broadband service to at least 75% of the population in each Partial Economic Area (which is a service area established by the FCC) with respect to these licenses shall be extended to December 14, 2026. Under the Extension Request, the final construction deadline shall be further extended to June 14, 2028, if: by December 31, 2024, we have offered 5G broadband service to, at least, 80 percent of the U.S. population; and, by June 14, 2025 (a) we have offered a low-cost 5G broadband plan and device to consumers nationwide; (b) we have deployed at least 24,000 5G sites; (c) we have upgraded our deployed 5G sites to 3GPP Release 17; and (d) we have provisioned at least 75% of new subscribers with an EchoStar-certified 5G device on our MNO network if the subscriber is within the accelerated markets as set forth in Appendices A-F of the Extension Request. In a January 10, 2025 filing to the FCC, we certified that, as of December 31, 2024: (i) we were offering 5G broadband service to, at least, 80 percent of the U.S. population and (ii) we were offering a low-cost 5G broadband plan and device to consumers nationwide.
(6)	There are a variety of build-out options and associated build-out metrics associated with these licenses. If the interim build-out requirement is not met, the final build-out requirement may be accelerated by one year from May 2030 to May 2029.
(7)	For the AWS-3 licenses set forth in Appendix G-3 of the Extension Request, we have certified to meeting the accelerated buildout obligations described in footnotes 3, 4 and 10 herein (thus fulfilling Commitments #2 and #3 of the Extension Request), and as a result the final deadline for us to offer 5G broadband service to at least 75% of the population in each license area with respect to these licenses shall be extended to December 14, 2026. Under the Extension Request, the final construction deadline shall be further extended to June 14, 2028, if: by December 31, 2024, we have offered 5G broadband service to, at least, 80 percent of the U.S. population; and, by June 14, 2025 (a) we have offered a low-cost 5G broadband plan and device to consumers nationwide; (b) we have deployed at least 24,000 5G sites; (c) we have upgraded our deployed 5G sites to 3GPP Release 17; and (d) we have provisioned at least 75% of new subscribers with an EchoStar-certified 5G device on our MNO network if the subscriber is within the accelerated markets as set forth in Appendices A-F of the Extension Request. In a January 10, 2025 filing to the FCC, we certified that, as of December 31, 2024: (i) we were offering 5G broadband service to, at least, 80 percent of the U.S. population and (ii) we were offering a low-cost 5G broadband plan and device to consumers nationwide.
(8)	See Note 2 for further information.
(9)	See Note 1 for further information on the Sale and Transfer of Assets to EchoStar and see Note 16 for Related Party Transactions with EchoStar.
(10)	In a January 10, 2025 filing to the FCC, we certified that we were offering 5G broadband service for certain of these license areas to at least 85% of the population in each Economic Area (which is a service area established by the FCC), and offering 5G broadband service for certain other licenses to at least 80% of the population in each Economic Area by this date (part of Commitments #2 and #3 of the September 2024 FCC Extension Request “Extension Request”). These licenses are set forth in Appendices A and D of the Extension Request. Under the Extension Request, if we successfully fulfill Commitments #2 and #3, the final construction deadline for the AWS-4 licenses, the AWS H Block licenses, and the Lower 700 MHz E Block licenses listed in Appendix G-1 of the Extension Request shall be extended from June 14, 2025 to December 14, 2026.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(11)	For the 700 MHz and AWS-4 licenses set forth in Appendix G-1 of the Extension Request, we have certified to meeting the accelerated buildout obligations described in footnotes 3, 4 and 10 herein (thus fulfilling Commitments #2 and #3 of the Extension Request), and as a result the final deadline for us to offer 5G broadband service to at least 70% of the population in each Economic Area (which is a service area established by the FCC) with respect to these licenses shall be extended to December 14, 2026. Under the Extension Request, the final construction deadline shall be further extended to June 14, 2028, if: by December 31, 2024, we have offered 5G broadband service to, at least, 80 percent of the U.S. population; and, by June 14, 2025 (a) we have offered a low-cost 5G broadband plan and device to consumers nationwide; (b) we have deployed at least 24,000 5G sites; (c) we have upgraded our deployed 5G sites to 3GPP Release 17; and (d) we have provisioned at least 75% of new subscribers with an EchoStar-certified 5G device on our MNO network if the subscriber is within the accelerated markets as set forth in Appendices A-F of the Extension Request. In a January 10, 2025 filing to the FCC, we certified that, as of December 31, 2024: (i) we were offering 5G broadband service to, at least, 80 percent of the U.S. population and (ii) we were offering a low-cost 5G broadband plan and device to consumers nationwide.
(12)	For the H-Block licenses set forth in Appendix G-1 of the Extension Request, we have certified to meeting the accelerated buildout obligations described in footnotes 3, 4 and 10 herein (thus fulfilling Commitments #2 and #3 of the Extension Request), and as a result the final deadline for us to offer 5G broadband service to at least 75% of the population in each Economic Area (which is a service area established by the FCC) with respect to these licenses shall be extended to December 14, 2026. Under the Extension Request, the final construction deadline shall be further extended to June 14, 2028, if: by December 31, 2024, we have offered 5G broadband service to, at least, 80 percent of the U.S. population; and, by June 14, 2025 (a) we have offered a low-cost 5G broadband plan and device to consumers nationwide; (b) we have deployed at least 24,000 5G sites; (c) we have upgraded our deployed 5G sites to 3GPP Release 17; and (d) we have provisioned at least 75% of new subscribers with an EchoStar-certified 5G device on our MNO network if the subscriber is within the accelerated markets as set forth in Appendices A-F of the Extension Request. In a January 10, 2025 filing to the FCC, we certified that, as of December 31, 2024: (i) we were offering 5G broadband service to, at least, 80 percent of the U.S. population and (ii) we were offering a low-cost 5G broadband plan and device to consumers nationwide.
(13)	There are a variety of build-out options and associated build-out metrics associated with these licenses.

Commercialization of Our Wireless Spectrum Licenses and Related Assets. On September 29, 2023, the FCC confirmed we met all of our June 14, 2023 band-specific 5G deployment commitments, and two of our three nationwide 5G commitments. The single remaining 5G commitment, that at least 70% of the U.S. population has access to average download speeds equal to 35 Mbps, was achieved in March 2024 using the drive test methodology previously agreed upon by us and the FCC and overseen by an independent monitor. We currently have the largest commercial deployment of 5G VoNR in the world covering over 220 million Americans and 5G broadband service covering over 268 million Americans. We currently expect capital expenditures, excluding capitalized interest, for our 5G Network Deployment to be approximately $10 billion, including amounts incurred in 2021, 2022, 2023 and 2024. See Note 2 for further information.

In September 2024, the FCC conditionally granted our requests to extend the 5G deployment deadlines for certain of our Wireless spectrum licenses based on several commitments and in a January 10, 2025 filing to the FCC, we certified to meeting the accelerated buildout (Commitments #2 and #3 of the Extension Request) and the nationwide 80% coverage obligations (Commitment #1 of the Extension Request) due by December 31, 2024, as defined and detailed in the footnotes to the table above. Thus, pursuant to the Extension Request, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be extended to December 14, 2026. In addition, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be further extended to June 14, 2028 as long as we satisfy the remaining Extension Request commitments, as defined and detailed in the footnotes to the table above.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We may need to make significant additional investments or partner with others to, among other things, continue our 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as we continue our 5G Network Deployment, we have and may continue to incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure, software and third-party integration. As a result of these investments, among other factors, we may need to raise additional capital, which may not be available on favorable terms or at all. We may also determine that additional wireless spectrum licenses may be required for our 5G Network Deployment, which will enhance our ability to compete effectively with other wireless service providers.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Satellite Insurance

We generally do not carry commercial in-orbit insurance on any of the satellites we own. We generally do not use commercial insurance to mitigate the potential financial impact of in-orbit failures because we believe that the cost of insurance premiums is uneconomical relative to the risk of such failures. While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited. In the event of a failure or loss of any of our owned or leased satellites, we may need to acquire or lease additional satellite capacity or relocate one of our other owned or leased satellites and use it as a replacement for the failed or lost satellite.

Purchase Obligations

Our 2025 purchase obligations primarily consist of binding purchase orders for certain fixed contractual commitments to purchase programming content, 5G Network Deployment equipment, receiver systems and related equipment, broadband equipment, digital broadcast operations, transmission costs, streaming delivery technology and infrastructure, engineering services, software and other products and services. In addition, our 2025 purchase obligations also include wireless devices related to our Wireless segment. Our purchase obligations may fluctuate significantly from period to period due to, among other things, management’s timing of payments and inventory purchases, which can materially impact our future operating asset and liability balances and our future working capital requirements.

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

ClearPlay, Inc.

On March 13, 2014, ClearPlay, Inc. (“ClearPlay”) filed a complaint against us, our wholly-owned subsidiary DISH Network L.L.C., EchoStar and its then wholly-owned subsidiary EchoStar Technologies L.L.C., in the United States District Court for the District of Utah. The complaint alleges willful infringement of United States Patent Nos. 6,898,799 (the “799 patent”), entitled “Multimedia Content Navigation and Playback”; 7,526,784 (the “784 patent”), entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; 7,543,318 (the “318 patent”), entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; 7,577,970 (the “970 patent”), entitled “Multimedia Content Navigation and Playback”; and 8,117,282 (the “282 patent”), entitled “Media Player Configured to Receive Playback Filters From Alternative Storage Mediums.” ClearPlay alleges that the AutoHop™ feature of our Hopper® set-top box infringes the asserted patents. On February 11, 2015, the case was stayed pending various third-party challenges before the United States Patent and Trademark Office regarding the validity of certain of the patents asserted in the action.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

In an order dated January 31, 2023, the Court granted in part and denied in part DISH Network L.L.C.’s and DISH Technologies L.L.C.’s motion for summary judgment. Thereafter, ClearPlay narrowed its case to three asserted claims: one under the 799 patent and two under the 970 patent. Following a two-week trial, on March 10, 2023, the jury returned a verdict that DISH Network L.L.C. and DISH Technologies L.L.C. infringed each of the asserted patent claims (though not willfully), and awarded damages of $469 million. That verdict became moot on March 21, 2023, when the trial court indicated that it would grant DISH Network L.L.C.’s and DISH Technologies L.L.C.’s motion for judgment as a matter of law, thus effectively vacating the jury award. On June 2, 2023, the Court entered its formal order granting judgment as a matter of law. On December 12, 2023, the Court denied ClearPlay’s motion to alter or amend the judgment. ClearPlay has filed a notice of appeal to the United States Court of Appeals for the Federal Circuit and briefing was completed on November 27, 2024.

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

Data Breach Class Actions

On May 9, 2023, Susan Owen-Brooks, an alleged customer, filed a putative class action complaint against us in the United States District Court for the District of Colorado. She purports to represent a nationwide class of all individuals in the United States who allegedly had private information stolen as a result of the February 23, 2023 Cyber-security Incident (and a North Carolina statewide subclass of the same individuals). Since that filing, ten additional putative class action complaints have been filed in the United States District Court for the District of Colorado, purporting to represent the same nationwide class of people, and Owen-Brooks has filed an amended complaint. On August 2, 2023, the Court issued an order consolidating the first ten cases (the eleventh was dismissed) and, on November 16, 2023 and January 16, 2024, the plaintiffs filed consolidated amended class action complaints. On September 27, 2024, the Court granted our motion to dismiss the First Amended Consolidated Class Action Complaint as to eight of the eleven named plaintiffs and as to certain causes of action. On October 29, 2024, the Plaintiffs filed the operative Second Amended Consolidated Class Action Complaint, which deletes the allegations as to the dismissed plaintiffs and causes of action, leaving three named plaintiffs and causes of action for negligence, negligence per se, breach of implied contract, and declaratory judgment.

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

In May 2023, DISH Network L.L.C. and DISH Technologies L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of all claims of the 710 patent and the 122 patent and, on December 9, 2024, the United States Patent and Trademark Office issued final written decisions invalidating 38 of the 39 challenged claims. On January 13, 2025, Digital Broadcasting Solutions filed a notice of appeal of those final written decisions, and on February 7, 2025, DISH Network L.L.C. and DISH Technologies L.L.C. cross-appealed as to the single patent claim that wasn’t invalidated. The underlying case has been stayed since May 9, 2024, pending resolution of the petitions before the United States Patent and Trademark Office and any related appeals.

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

Entropic Communications, LLC (second action)

On February 10, 2023, Entropic filed a second lawsuit against us and our wholly-owned subsidiaries DISH Network L.L.C., Dish Network Service L.L.C. and Dish Network California Service Corporation in the United States District Court for the Central District of California. The complaint alleges infringement of U.S. Patent No. 7,295,518 (the “518 patent”), entitled “Broadband network for coaxial cable using multi-carrier modulation”; U.S. Patent No. 7,594,249 (the “249 patent”), entitled “Network interface device and broadband local area network using coaxial cable”; U.S. Patent Nos. 7,889,759 (the “759 patent”), entitled “Broadband cable network utilizing common bit-loading”; U.S. Patent No. 8,085,802 (the “802 Patent”), entitled “Multimedia over coaxial cable access protocol”; U.S. Patent No. 9,838,213 (the “213 patent”), entitled “Parameterized quality of service architecture in a network”; U.S. Patent No. 10,432,422 (the “422 patent”), entitled “Parameterized quality of service architecture in a network”; U.S. Patent No. 8,631,450 (the “450 patent”), entitled “Broadband local area network”; U.S. Patent No. 8,621,539 (the “539 patent”), entitled “Physical layer transmitter for use in a broadband local area network”; U.S. Patent No. 8,320,566 (the “0,566 patent”), entitled “Method and apparatus for performing constellation scrambling in a multimedia home network”; U.S. Patent No. 10,257,566 (the “7,566 patent”), entitled “Broadband local area network”; U.S. Patent No. 8,228,910 (the “910 Patent”), entitled “Aggregating network packets for transmission to a destination mode”; and U.S. Patent No. 8,363,681 (the “681 patent”), entitled “Method and apparatus for using ranging measurements in a multimedia home network.” Generally, the patents relate to Multimedia over Coax Alliance standards and the manner in which we provide a whole-home DVR network over an on-premises coaxial cable network. Entropic has asserted the same patents in the same court against Comcast, Cox and DirecTV. On September 7, 2023, the Court granted the motion of DISH Network L.L.C., Dish Network Service L.L.C. and Dish Network California Service Corporation to dismiss the claims arising from the 7,566 patent and the 910 patent on the grounds that they claimed in eligible subject matter. In January and February 2024, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of the 249 patent, the 518 patent, the 759 patent, the 450 patent, the 539 patent, the 0,566 patent, and the 681 patent. In July and August 2024, the United States Patent and Trademark Office agreed to institute proceedings on the petitions challenging the 249 patent and the 518 patent, but denied institution on the remaining petitions. On February 24, 2025, the Court granted other defendants’ motions to dismiss the claims arising from the 213 patent, the 422 patent, the 601 patent and the 802 patent on the grounds that they claimed in eligible subject matter.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Freedom Patents

On April 7, 2023, Freedom Patents LLC filed a complaint against us and our wholly-owned subsidiaries DISH Network L.L.C. and Dish Network Service L.L.C. in the United States District Court for the Eastern District of Texas. The complaint alleges infringement of U.S. Patent No. 8,284,686 (the “686 Patent”), entitled “Antenna/Beam Selection Training in MIMO Wireless LANS with Different Sounding Frames”; U.S. Patent No. 8,374,096 (the “096 Patent”), entitled “Method for Selecting Antennas and Beams in MIMO Wireless LANs”; and U.S. Patent No. 8,514,815 (the “815 Patent”), entitled “Training Signals for Selecting Antennas and Beams in MIMO Wireless LANs.” Similar complaints were also filed against Acer, Altice, Charter, Comcast and Verizon. In general, the asserted patents relate to the 802.11 wireless standard, and the products accused of infringement are the Wireless Joey, its access point, and certain Ring, Nest and Linksys products that we sell. On March 15, 2024, the Court denied the defendants’ motion to transfer the case to the United States District Court for the District of Colorado. On May 24, 2024, the case was dismissed pursuant to a settlement under which we, DISH Network L.L.C. and Dish Network Service L.L.C. paid an immaterial amount. This matter is now concluded.

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

Lingam Securities Class Action (formerly Jaramillo)

On March 23, 2023, a securities fraud class action complaint was filed against us and Messrs. Ergen, Carlson and Orban in the United States District Court for the District of Colorado. The complaint was brought on behalf of a putative class of purchasers of our securities during the February 22, 2021 to February 27, 2023 class period. In general, the complaint alleged that DISH Network’s public statements during that period were false and misleading and contained material omissions, because they did not disclose that we allegedly maintained a deficient cybersecurity and information technology infrastructure, were unable to properly secure customer data and our operations were susceptible to widespread service outages.

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

Mesa Digital

On November 27, 2024, Mesa Digital, LLC filed a complaint in the United States District Court for the Western District of Texas against our wholly-owned subsidiary DISH Wireless alleging infringement of United States Patent No. 9,031,537, entitled “Electronic Wireless Hand Held Multimedia Device.” Generally, it relates to an electronic handheld device with a touch-sensitive display.

We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Mobility Workx

On December 3, 2024, Mobility Workx, LLC filed a complaint in the United States District Court for the Eastern District of Texas against our wholly-owned subsidiary DISH Wireless alleging infringement of United States Patent No. 7,697,508, entitled “System, Apparatus and Methods for Proactive Allocation of Wireless Communication Resources.” Generally, it relates to hand-offs in a mobile network.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

On January 21, 2022, the District Court granted the motion by DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C. to have the case declared “exceptional,” and on September 20, 2022, awarded them $3.9 million in attorneys’ fees. Realtime Adaptive Streaming filed a notice of appeal to the United States Court of Appeals for the Federal Circuit from the exceptionality and fee award orders, and on August 23, 2024, that Court vacated the exceptionality finding and remanded for further consideration of the issue. On November 26, 2024, the United States Court of Appeals for the Federal Circuit denied DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C.’s petition seeking rehearing en banc. On February 5, 2024, on remand, the District Court denied the motion to declare the case exceptional. On March 6, 2025, DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C. filed a notice of appeal of that order.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On June 22, 2023, DISH Network L.L.C. and DISH Technologies L.L.C. filed a petition with the United States Patent and Trademark Office challenging the validity of the asserted claims of the 302 patent, and on June 26, 2024, the United States Patent and Trademark Office agreed to institute proceedings on that petition. On August 28, 2023, the Court stayed the case pending resolution of the petition. On October 3, 2024, in connection with a third-party’s petition citing different prior art, the United States Patent and Trademark Office invalidated all claims asserted against DISH Network L.L.C. and DISH Technologies L.L.C. Because SafeCast Limited did not appeal that decision, on January 27, 2025, the United States Patent and Trademark Office issued a certificate canceling, the challenged claims.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On November 13, 2023, the United States Patent and Trademark Office confirmed the patentability of the challenged claim. On January 18, 2023, DISH Network L.L.C., DISH Technologies L.L.C. and Sling TV L.L.C. filed a second petition requesting ex parte reexamination of the validity of the four other asserted claims of the 213 patent, reexamination was ordered on April 17, 2023, and it remains pending. On October 17, 2024, the Court ordered that the stay of the case, which had been entered for the pendency of the original petitions before the United States Patent and Trademark Office, would remain in place pending the outcome of Sound View’s appeal in a parallel action against Hulu.

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

State of Illinois ex rel. Rodriguez

In March 2020, two private “relators” filed this case in the Circuit Court of Cook County Illinois, County Department, Law Division, under the Illinois False Claims Act against DISH Wireless, Sprint and more than 60 Boost Mobile retailers in Illinois. The defendants only became aware of the lawsuit after it was unsealed in March 2022. The operative Second Amended Complaint alleges that the retailer defendants should have collected sales tax under the Retailers’ Occupation Tax Act on any amounts that Sprint or DISH Network rebated them to facilitate handset price discounts to Illinois consumers (“Prepaid Phone Rebates”) and on any phone activation fees the retailers charged to customers (“Device Setup Charges”). It further alleges that DISH Wireless and Sprint are liable for the alleged violations arising from the Device Setup Charges because of the way they allegedly managed the point-of-sale system that the retailer defendants used. The Plaintiffs seek to recover triple the amount of allegedly unpaid taxes, fines for each alleged violation, and attorneys’ fees and costs. On June 13, 2023, the Court denied the defendants’ motions to dismiss the complaint, but on January 2, 2024, it granted reconsideration and dismissed the complaint as to DISH Wireless and Sprint, with leave to amend. The Plaintiffs filed a Third Amended Complaint on February 2, 2024. On September 20, 2024, the Court granted DISH Wireless’s and Sprint’s motion to dismiss the Third Amended Complaint, without further leave to amend.

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

Universal Service Administrative Company

On April 3, 2023, the Universal Service Administrative Company (“USAC”) notified our wholly-owned subsidiary DISH Wireless that it intended to seek to recover funds in the amount of $13.9 million disbursed under the Emergency Broadband Benefit Program (“EBBP”) and Affordable Connectivity Program (“ACP”) rules. We appealed this action and the USAC denied our appeal in October 2023. We appealed USAC's action to the FCC's Wireline Competition Bureau, which denied our appeal on January 17, 2025.

We will continue to appeal USAC's action. We cannot predict with any degree of certainty the outcome of our appeals or determine the extent of any potential liability or damages.

U.S. Bank Trust Company

On April 26, 2024, U.S. Bank Trust Company, in its capacity as Trustee under the Indentures for DISH DBS Corporation’s 5.75% Senior Secured Notes due 2028 and 7.75% Senior Notes due 2026, filed an action in state court in New York City against DISH DBS Corporation, DISH Network L.L.C., EchoStar Intercompany Receivable Company L.L.C., DISH DBS Issuer LLC, and DBS Intercompany Receivable L.L.C. In its complaint, the Trustee contends that certain intracompany asset transfers in January 2024 breached the Indentures for those Notes, and that the transfers were intentional and constructive fraudulent transfers under the Colorado Uniform Fraudulent Transfer Act. The Trustee seeks a declaratory judgment that DISH DBS Corporation breached the Indentures and that an Event of Default occurred under the DBS Indentures. It further asks the Court to unwind certain intracompany asset transfers and to award damages. On May 13, 2024, the defendants removed the case to the United States District Court for the Southern District of New York and, on June 28, 2024, filed a motion to dismiss the complaint. Rather than opposing the motion, on July 18, 2024, the Trustee filed a first amended complaint, which added a new declaratory judgment claim challenging certain intercompany advances and new factual allegations challenging a certification of compliance with the DBS Indentures. On January 22, 2025, with permission from the Court, the Trustee filed a second amended complaint, which added allegations regarding our New DISH DBS Financing, a related intercompany loan, and the DIRECTV Transaction.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

On August 25, 2023, the FCC provided a sworn declaration stating that “the FCC considers … SNR and Northstar to have fully and timely satisfied their obligations to pay money to the Government arising from the AWS-3 Auction.” On that basis, on September 22, 2023, the Defendants filed a motion seeking partial summary judgment of no damages. On September 26, 2023, the Court denied the motion as premature. On March 8, 2024, the United States filed a motion to exercise its statutory prerogative to intervene in the case for the purpose of moving to dismiss it with prejudice, stating that the case is “unlikely to vindicate the United States’ interests and would needlessly expend the Government’s and this Court’s resources.” On November 21, 2024, a magistrate judge held a hearing on the motion.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

14.    Segment Reporting

Our reportable segments are strategic business units managed separately based on different business strategies, services and products.

Our chief operating decision maker (“CODM”) is our President and Chief Executive Officer. “OIBDA,” defined as “Operating income (loss)” plus “Depreciation and amortization,” is the primary measure used by our CODM to evaluate segment operating performance. The CODM regularly reviews budget-to-actual variances of OIBDA when evaluating segment performance and allocating resources to each segment.

Historically, we reported three primary business segments: (1) Pay-TV; (2) Retail Wireless and (3) 5G Network Deployment. However, based on the information provided to the CODM and to align with management’s view of the business, we concluded that the Retail Wireless and 5G Network Deployment segments should be combined to a single segment, the “Wireless” segment.

We currently operate two primary business segments: (1) Pay-TV and (2) Wireless. See Note 1 for further information. Our Pay-TV segment revenue is primarily derived from Pay-TV subscriber revenue. Our Wireless segment revenue is primarily derived from Wireless subscriber revenue and selling wireless devices to subscribers.

All other and eliminations primarily include intersegment eliminations related to intercompany revenue and the related expense, which are eliminated in consolidation.

The CODM is not regularly provided assets on a segment basis; therefore, such information is not presented.

The revenue, expense, operating income (loss) and OIBDA by segment were as follows:

The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts presented.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Pay-TV	Wireless	Eliminations	Consolidated Total

	(In thousands)
For the Year Ended December 31, 2024
Revenue
Revenue from external customers:
Service revenue	$10,613,640	$3,156,760	$—	$13,770,400
Equipment sales and other revenue	72,841	449,417	—	522,258
Intersegment revenue	1,723	—	(1,723)	—
Total Revenue	10,688,204	3,606,177	(1,723)	14,292,658

Operating Expenses
Cost of services:
Programming	5,060,083	—	—	5,060,083
Connectivity services (1)	224,112	2,566,462	(1,487)	2,789,087
Other (2)	1,262,311	529,328	426	1,792,065
Total cost of services	6,546,506	3,095,790	(1,061)	9,641,235
Cost of services - equipment and other	80,271	1,250,656	—	1,330,927
Selling, general and administrative expenses:
Subscriber acquisition costs	425,227	650,794	(11)	1,076,010
Selling, general and administrative expenses	650,735	301,823	(651)	951,907
Total selling, general and administrative expenses	1,075,962	952,617	(662)	2,027,917

OIBDA (3)	2,985,465	(1,692,886)	—	1,292,579

Depreciation and amortization	337,331	1,134,873	—	1,472,204
Total costs and expenses	8,040,070	6,433,936	(1,723)	14,472,283

Operating income (loss)	$2,648,134	$(2,827,759)	$—	(179,625)

Unallocated Amounts
Interest income				54,059
Interest expense, net of amounts capitalized				(690,222)
Other, net				742,705
Income (loss) before income taxes				$(73,083)

(1)	“Connectivity services” is the cost to deliver our services and products to customers, which includes, among other things, network, transport and data, cloud based service, satellite and transmission, and other related costs.
(2)	“Other” primarily consists of variable costs including call center, manufacturing, dealer incentive, bad debt, billing and other variable costs, as well as costs to retain our subscribers.
(3)	OIBDA is a non-GAAP measure and does not purport to be an alternative to operating income (loss) as a measure of operating performance. We believe this measure is useful to management, investors and other users of our financial information in evaluating operating profitability of our business segments on a more variable cost basis as it excludes the depreciation and amortization expenses related primarily to capital expenditures and acquisitions for those business segments, as well as in evaluating operating performance in relation to our competitors.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Pay-TV	Wireless	Eliminations	Consolidated Total

	(In thousands)
For the Year Ended December 31, 2023
Revenue
Revenue from external customers:
Service revenue	$11,384,460	$3,337,222	$—	$14,721,682
Equipment sales and other revenue	178,486	394,920	—	573,406
Intersegment revenue	8,213	18	(8,231)	—
Total Revenue	11,571,159	3,732,160	(8,231)	15,295,088

Operating Expenses
Cost of services:
Programming	5,301,968	—	—	5,301,968
Connectivity services	245,716	1,530,184	—	1,775,900
Other	1,429,944	482,149	—	1,912,093
Total cost of services	6,977,628	2,012,333	—	8,989,961
Cost of services - equipment and other	91,164	2,110,706	—	2,201,870
Selling, general and administrative expenses:
Subscriber acquisition costs	687,338	701,814	(1,502)	1,387,650
Selling, general and administrative expenses	727,470	412,671	(6,729)	1,133,412
Total selling, general and administrative expenses	1,414,808	1,114,485	(8,231)	2,521,062
Impairments for long-lived assets and goodwill	6,457	218,560	—	225,017

OIBDA	3,081,102	(1,723,924)	—	1,357,178

Depreciation and amortization	381,292	800,629	—	1,181,921
Total costs and expenses	8,871,349	6,256,713	(8,231)	15,119,831

Operating income (loss)	$2,699,810	$(2,524,553)	$—	175,257

Unallocated Amounts
Interest income				105,416
Interest expense, net of amounts capitalized				(38,881)
Other, net				(1,741,876)
Income (loss) before income taxes				$(1,500,084)

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Pay-TV	Wireless	Eliminations	Consolidated Total

	(In thousands)
For the Year Ended December 31, 2022
Revenue
Revenue from external customers:
Service revenue	$12,360,392	$3,653,892	$—	$16,014,284
Equipment sales and other revenue	139,013	526,110	—	665,123
Intersegment revenue	5,987	16	(6,003)	—
Total Revenue	12,505,392	4,180,018	(6,003)	16,679,407

Operating Expenses
Cost of services:
Programming	5,584,877	—	—	5,584,877
Connectivity services	261,942	1,680,811	(16)	1,942,737
Other	1,576,608	454,262	—	2,030,870
Total cost of services	7,423,427	2,135,073	(16)	9,558,484
Cost of services - equipment and other	97,315	1,715,276	—	1,812,591
Selling, general and administrative expenses:
Subscriber acquisition costs	879,620	512,721	(280)	1,392,061
Selling, general and administrative expenses	742,661	416,578	(5,707)	1,153,532
Total selling, general and administrative expenses	1,622,281	929,299	(5,987)	2,545,593

OIBDA	3,362,369	(599,630)	—	2,762,739

Depreciation and amortization	428,471	288,602	—	717,073
Total costs and expenses	9,571,494	5,068,250	(6,003)	14,633,741

Operating income (loss)	$2,933,898	$(888,232)	$—	2,045,666

Unallocated Amounts
Interest income				42,776
Interest expense, net of amounts capitalized				(22,781)
Other, net				1,038,982
Income (loss) before income taxes				$3,104,643

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The purchases of property and equipment, net of refunds, (including capitalized interest related to Regulatory authorizations) by segment were as follows:

	Pay-TV	Wireless	Total

	(In thousands)
For the Year Ended December 31, 2024
Purchases of property and equipment, net of refunds (including capitalized interest related to regulatory authorizations)	$172,309	$1,985,630	$2,157,939

For the Year Ended December 31, 2023
Purchases of property and equipment, net of refunds (including capitalized interest related to regulatory authorizations)	$242,736	$3,748,624	$3,991,360

For the Year Ended December 31, 2022
Purchases of property and equipment, net of refunds (including capitalized interest related to regulatory authorizations)	$131,093	$3,580,518	$3,711,611

Geographic Information. Revenue is attributed to geographic regions based upon the customer billing location. Long-lived assets are associated with the geographic regions based upon the location where the asset resides.  All revenue was derived from North America, with all service revenue coming from the United States. Substantially all of our long-lived assets reside in the United States.

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Years Ended December 31,
Category:	2024	2023	2022

	(In thousands)
Pay-TV subscriber and related revenue	$10,613,653	$11,385,961	$12,360,601
Wireless services and related revenue	3,156,760	3,337,240	3,653,909
Pay-TV equipment sales and other revenue	74,551	185,198	144,791
Wireless equipment sales and other revenue	449,417	394,920	526,109
Eliminations	(1,723)	(8,231)	(6,003)
Total	$14,292,658	$15,295,088	$16,679,407

15.    Revenue Recognition

Contract Balances

Our allowance for credit losses as of December 31, 2024, 2023 and 2022 were as follows:

	Pay-TV	Wireless	Total

	(In thousands)
Balance, December 31, 2021	$32,947	$5,587	$38,534
Current period provision for expected credit losses	75,518	4,146	79,664
Write-offs charged against allowance	(67,823)	(6,022)	(73,845)
Acquisitions	—	78	78
Balance, December 31, 2022	$40,642	$3,789	$44,431
Current period provision for expected credit losses	56,421	10,881	67,302
Write-offs charged against allowance	(61,743)	4,001	(57,742)
Balance, December 31, 2023	$35,320	$18,671	$53,991
Current period provision for expected credit losses	56,729	24,989	81,718
Write-offs charged against allowance	(49,474)	(14,921)	(64,395)
Balance, December 31, 2024	$42,575	$28,739	$71,314

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Contract liabilities arise when we bill our customers and receive consideration in advance of providing the service. Contract liabilities are recognized as revenue when the service has been provided to the customer. Contract liabilities are recorded in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Consolidated Balance Sheets.

The following table summarizes our contract liability balances:

	As of December 31,
	2024	2023

	(In thousands)
Contract liabilities	$566,118	$586,867

Our beginning of period contract liability recorded as customer contract revenue during 2024 was $563 million.

Performance Obligations

Pay-TV and Wireless Segments

We apply a practical expedient and do not disclose the value of the remaining performance obligations for contracts that are less than one year in duration, which represent a substantial majority of our revenue. As such, the amount of revenue related to unsatisfied performance obligations is not necessarily indicative of our future revenue.

Contract Acquisition Costs

The following table presents the activity in our contract acquisition costs, net:

	For the Years Ended December 31,
	2024	2023	2022

	(In thousands)
Balance, beginning of period	$287,276	$381,401	$458,006
Additions	217,197	278,077	346,577
Amortization expense	(273,551)	(372,202)	(423,182)
Balance, end of period	$230,922	$287,276	$381,401

16.    Related Party Transactions

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following is a summary of the terms of our principal agreements with EchoStar, our parent, and its subsidiaries, that may have an impact on our financial condition and results of operations.

“Trade accounts receivable”

As of December 31, 2024 and 2023, trade accounts receivable from EchoStar was zero and $4 million, respectively. These amounts are recorded in “Trade accounts receivable” on our Consolidated Balance Sheets.

“Trade accounts payable”

As of December 31, 2024 and 2023, trade accounts payable to EchoStar was $53 million and $13 million, respectively. These amounts are recorded in “Trade accounts payable” on our Consolidated Balance Sheets.

“Service revenue”

During the years ended December 31, 2024, 2023 and 2022, we received $5 million, $5 million and $4 million, respectively, for services provided to EchoStar. These amounts are recorded in “Service revenue” on our Consolidated Statements of Operations and Comprehensive Income (Loss). The primary agreements pertaining to these revenues are discussed below.

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

“Equipment sales and other revenue”

During the years ended December 31, 2024, 2023 and 2022, we received $4 million, $3 million and $2 million, respectively, for services provided to EchoStar. These amounts are recorded in “Equipment sales and other revenue” on our Consolidated Statements of Operations and Comprehensive Income (Loss). The primary agreements pertaining to these revenues are discussed below.

Real Estate Lease Agreements. We have entered into lease agreements pursuant to which we lease certain real estate to EchoStar. The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic areas, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises. The term of each lease is set forth below:

●	El Paso Lease Agreement. During 2012, we began leasing certain space at 1285 Joe Battle Blvd., El Paso, Texas to EchoStar for an initial period ending on August 1, 2015, which also provides EchoStar with renewal options for four consecutive three-year terms. EchoStar exercised its renewal option for a period ending in July 2027.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

●	90 Inverness Lease Agreement. Effective March 1, 2017, EchoStar leases certain space from us at 90 Inverness Circle East, Englewood, Colorado with an initial term that ended in February 2022 and renewal options for four consecutive three-year terms ending in February 2034.

●	Cheyenne Lease Agreement. Effective March 1, 2017, EchoStar began leasing certain space from us at 530 EchoStar Drive, Cheyenne, Wyoming for a period ending in February 2019. In August 2018, EchoStar exercised its option to renew this lease for a one-year period ending in February 2020. EchoStar has the option to renew this lease for 12 one-year periods. During September 2019, we and EchoStar amended this lease to provide EchoStar with certain space for a period ending in September 2023, with the option for EchoStar to renew for a one-year period upon 180 days’ written notice prior to the end of the term. This lease was not renewed and terminated in September 2023.

Whidbey Island 5G Network Test Bed Subcontract. In June 2022, we entered into certain agreements pursuant to which we provide EchoStar access and use of a lab, technical support and integration, and testing support for the 5G network test bed to be delivered by HNS to its customer. In addition, EchoStar leases certain wireless spectrum, construction and related services. EchoStar may terminate this agreement at any time by providing written notice to us.

Collocation and Antenna Space Agreements.  Effective March 1, 2017, we entered into certain agreements pursuant to which we provide certain collocation and antenna space to HNS with an initial term that ended in February 2022 and renewal options for four consecutive three-year terms ending in February 2034 at the following locations: Cheyenne, Wyoming; Gilbert, Arizona; Monee, Illinois; Englewood, Colorado; and Spokane, Washington. During August 2017, we entered into certain other agreements pursuant to which we provide certain collocation and antenna space to HNS through August 2022 at the following locations: Monee, Illinois and Spokane, Washington. In May 2022, HNS exercised its renewal option for a period ending in August 2025. In January 2022, we entered into an agreement pursuant to which we provide additional collocation and antenna space to HNS in Englewood, Colorado through December 2026. In March 2024, HNS provided a termination notice for the Spokane, Washington agreement, effective April 2024. Generally, HNS has the option to renew each of these agreements for three-year periods. HNS may terminate certain of these agreements with 180 days’ prior written notice to us. The fees for the services provided under these agreements depend, among other things, on the number of racks leased and/or antennas present at the location.

Also in September 2019, we entered into an agreement pursuant to which we provide HNS with antenna space and power in Cheyenne, Wyoming for a period of five years commencing no later than October 2020, with four three-year renewal terms, with prior written notice no more than 120 days but no less than 90 days prior to the end of the then-current term.

“Cost of services”

During the years ended December 31, 2024, 2023 and 2022, we incurred $4 million, $8 million and $12 million, respectively, of costs for services provided to us by EchoStar.  These amounts are recorded in “Cost of services” on our Consolidated Statements of Operations and Comprehensive Income (Loss). The primary agreements pertaining to these expenses are discussed below.

Spectrum Manager Lease Agreement. Effective January 10, 2024, we and EchoStar, on behalf of certain wholly-owned subsidiaries, entered into the Spectrum Manager Lease Agreement pursuant to which we have the right to lease the wireless spectrum licenses AWS-4, H-Block, CBRS (3550-3650 MHz), C-Band– Cheyenne (3.7-3.98 GHz), 12GHz (MVDDS), LMDS, 24 GHz, 28 GHz, 37GHz, 39GHz and 47GHz, and 700 MHz for a nominal fee. Under the applicable accounting guidance in Accounting Standards Codification 842, Leases (“ASC 842”), these wireless spectrum licenses are intangible assets, and therefore excluded from the scope of ASC 842 and are not reflected on our Consolidated Balance Sheets as right-of-use assets and lease liabilities. We have the right to use the wireless spectrum licenses for as long as EchoStar holds the licenses, subject to certain termination provisions.

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

“Cost of sales – equipment and other”

During the years ended December 31, 2024, 2023 and 2022, we incurred zero, $5 million and $5 million, respectively, for satellite hosting, operations and maintenance services as well as transmission of certain data.  These amounts are recorded in “Cost of sales – equipment and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  The primary agreements pertaining to these expenses are discussed below.

DBSD North America Agreement. On March 9, 2012, we completed the DBSD Transaction. During the second quarter of 2011, EchoStar acquired Hughes. Prior to our acquisition of DBSD North America and EchoStar’s acquisition of Hughes, DBSD North America and HNS entered into an agreement pursuant to which HNS provides, among other things, hosting, operations and maintenance services for DBSD North America’s satellite gateway and associated ground infrastructure. This agreement generally may be terminated by us at any time for convenience. DBSD North America was included in the Sale and Transfer of Assets to EchoStar and no longer owned by us. See Note 1 for further information.

TerreStar Agreements. On March 9, 2012, we completed the TerreStar Transaction. Prior to our acquisition of substantially all the assets of TerreStar and EchoStar’s acquisition of Hughes, TerreStar and HNS entered into various agreements pursuant to which HNS provides, among other things, hosting, operations and maintenance services for TerreStar’s satellite gateway and associated ground infrastructure. These agreements generally may be terminated by us at any time for convenience. TerreStar was included in the Sale and Transfer of Assets to EchoStar and no longer owned by us. See Note 1 for further information.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

“Selling, general and administrative expenses”

During the years ended December 31, 2024, 2023 and 2022, we incurred $21 million, $12 million and $14 million, respectively, for selling, general and administrative expenses for services provided to us by EchoStar. These amounts are recorded in “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss). The primary agreements pertaining to these expenses are discussed below.

Real Estate Lease Agreements. We have entered into lease agreements pursuant to which we lease certain real estate from EchoStar. The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area, and we are responsible for our portion of the taxes, insurance, utilities and maintenance of the premises. The term of each lease is set forth below:

●	Meridian Lease Agreement. We lease all of 9601 S. Meridian Blvd. in Englewood, Colorado. This lease automatically renews on a month-to-month basis unless either party gives written notice of its intent not to renew to the other party.

●	100 Inverness Lease Agreement. Effective March 1, 2017, we leased certain space from EchoStar at 100 Inverness Terrace East, Englewood, Colorado for a period ending in December 2024. This agreement may be terminated by either party upon 180 days’ prior notice. This lease was not renewed and terminated in August 2024.

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

In light of the Tax Sharing Agreement, among other things, and in connection with our consolidated federal income tax returns for certain tax years prior to and for the year of the Spin-off, during 2013, we and EchoStar agreed upon a supplemental allocation of the tax benefits arising from certain tax items resolved in the course of the IRS’ examination of these consolidated tax returns. As a result, we agreed to pay EchoStar $82 million of the tax benefit we received or will receive. Any payment to EchoStar, including accrued interest, will be made at such time as EchoStar would have otherwise been able to realize such tax benefit. As of December 31, 2024, we have paid $13 million of the tax benefit received, leaving $69 million remaining to be paid.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Hughes Broadband Master Services Agreement.  In March 2017, DISH Network L.L.C. (“DNLLC”) and HNS entered into the MSA pursuant to which DNLLC, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders for the Hughes broadband satellite service and related equipment; and (ii) installs Hughes service equipment with respect to activations generated by DNLLC.  Under the MSA, HNS will make certain payments to DNLLC for each Hughes service activation generated, and installation and other services performed, by DNLLC.  Payments from HNS for services provided are recorded in “Service revenue” on our Consolidated Statements of Operations and Comprehensive Income (Loss). For the years ended December 31, 2024, 2023 and 2022, these payments were $6 million, $2 million and $8 million, respectively. The MSA has an initial term of five years with automatic renewal for successive one year terms.  After the first anniversary of the MSA, either party has the ability to terminate the MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party.  Upon expiration or termination of the MSA, HNS will continue to provide the Hughes service to subscribers and make certain payments to DNLLC pursuant to the terms and conditions of the MSA. For the years ended December 31, 2024, 2023 and 2022, we purchased broadband equipment from HNS of less than $1 million, zero and $7 million, respectively, under the MSA.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Related Party Transactions with CONX Corp.

CONX Corp. (“CONX”) is an entity partially owned by Charles W. Ergen, our Chairman (“CONX”). On May 1, 2024, we entered into an agreement to lease a commercial real estate property in Littleton, Colorado, comprising the corporate headquarters of DISH Wireless, from CONX for an initial 10 year term. During the year ended December 31, 2024, we recorded $2 million for this lease in “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

The table below summarizes our transactions with NagraStar.

	For the Years Ended December 31,
	2024	2023	2022

	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$32,508	$37,068	$43,416

		As of December 31,
		2024	2023

		(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar		$5,569	$9,821
Commitments to NagraStar		$883	$1,727