Form 10-Q
period 2025-03-31
DISH Network CORP
filed 2025-05-13
CIK 1001082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025.

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

As of May 9, 2025, the registrant’s outstanding common stock consisted of 1,000 shares of common stock, $0 par value per share.

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

SUMMARY OF RISK FACTORS

Competition and Economic Risks

●	We face intense and increasing competition from providers of video, broadband and/or wireless services. Changing consumer behavior and new technologies in our Pay-TV and/or Wireless business may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.

●	We face certain risks competing in the wireless services industry and operating a facilities-based wireless services business.

●	Our pay-TV competitors may be able to leverage their relationships with programmers to reduce their programming costs and/or offer exclusive content that will place them at a competitive advantage to us.

●	Through the MNSA and the NSA, we depend in part on T-Mobile and AT&T to provide network services to our Wireless subscribers. Our failure to effectively manage these relationships, including without limitation, our minimum commitments, any system failure in their wireless networks, interruption in the services provided to us, and/or the termination of the MNSA or the NSA could have a material adverse effect on our business, financial condition and results of operations.

●	We compete with the MNOs whose networks we partially rely on to provide wireless services to our customers, and they may seek to limit, reduce or terminate our network access to the extent that it becomes competitively advantageous to do so.

●	If we are unable to take advantage of technological developments on a timely basis, or at all, we may experience a decline in demand for our services or face challenges in implementing or evolving our business strategy.

i

Operational and Service Delivery Risks

●	Any deterioration in our operational performance, subscriber activations and churn rate and subscriber satisfaction could adversely affect our business, financial condition and results of operations.

●	We depend on others to provide the programming that we offer to our Pay-TV subscribers and, if we fail to obtain or lose access to certain programming, our Pay-TV subscriber activations and our subscriber churn rate may be negatively impacted.

●	We have limited satellite capacity and any failures or reduced capacity, caused by, among other things, operational and environmental risks, could adversely affect our business, financial condition and results of operations.

●	Extreme weather may result in risk of damage to our infrastructure and therefore our ability to provide services, and may lead to changes in federal, state and foreign government regulation, all of which could materially and adversely affect our business, results of operations and financial condition.

●	We rely on a single vendor or a limited number of vendors to provide certain key products or services to us, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.

●	Changes in trade policies, including, but not limited to, tariffs and other restrictions, could increase, among other things, our costs, disrupt our supply chain and negatively affect our business, operations and financial condition.

●	We depend on independent third parties to solicit orders for our services that represent a meaningful percentage of our total gross new subscriber activations.

Risks Related to our Human Capital

●	We rely on highly skilled personnel for our business, and any inability to hire and retain key personnel or to hire qualified personnel may negatively affect our business, financial condition and results of operations.

●	Our business growth and customer retention strategies rely in part on the work of technically skilled employees.

Risks Related to our Products and Technology

●	Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.

●	We are, and may become, party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.

●	If our products contain defects, we could be subject to significant costs to correct such defects and our product and network service contracts could be delayed or cancelled, which could adversely affect our revenue.

ii

Risks Related to Cybersecurity

●	We have experienced and may experience in the future consistent cyber-attacks and attempts to gain unauthorized access to our systems and any failure or inadequacy of our information technology infrastructure and communications systems or those of third parties that we use in our operations could disrupt or harm our business.

●	The confidentiality, integrity, and availability of our services and products depends on the continuing operation of our information technology and other enabling systems.

Acquisition and Capital Structure Risks

●	We have substantial debt outstanding and may incur additional debt and covenants in our Indentures could limit our ability to undertake certain types of activities and adversely affect our liquidity.

●	We may pursue acquisitions, dispositions, capital expenditures, the development, acquisition and launch of new satellites and other strategic initiatives to complement or expand our business, which may not be successful and we may lose a portion or all of our investment in these acquisitions and transactions.

●	We have made substantial investments to acquire certain wireless spectrum licenses and other related assets, and may be unable to realize a return on these assets.

●	We will need additional capital, which may not be available on favorable terms or at all, to fund current obligations, to continue investing in our business and to finance acquisitions and other strategic transactions.

●	Our parent, EchoStar, is controlled by one principal stockholder, who is also our Chairman.

Risks Related to the Regulation of Our Business

●	Our services depend on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

Other factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our most recent Annual Report on Form 10-K (the “10-K”) filed with the Securities and Exchange Commission (“SEC”), those discussed in “Management’s Narrative Analysis of Results of Operations” herein and in the 10-K and those discussed in other documents we file with the SEC.  All cautionary statements made or referred to herein should be read as being applicable to all forward-looking statements wherever they appear.  Investors should consider the risks and uncertainties described or referred to herein and should not place undue reliance on any forward-looking statements.  The forward-looking statements speak only as of the date made, and we expressly disclaim any obligation to update these forward-looking statements.

iii

Item 1. FINANCIAL STATEMENTS

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	March 31,	December 31,
	2025	2024
Assets
Current Assets:
Cash and cash equivalents	$791,735	$476,075
Current restricted cash, cash equivalents and marketable investment securities	172,856	150,898
Marketable investment securities	61	286
Trade accounts receivable, net of allowance for credit losses of $68,215 and $71,314, respectively (Note 12)	896,134	922,001
Inventory	252,451	303,328
Prepaids and other assets	647,118	588,892
Other current assets	42,405	37,786
Total current assets	2,802,760	2,479,266

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	129,310	127,698
Property and equipment, net	7,080,158	7,229,089
Regulatory authorizations, net	30,759,323	30,840,398
Other investments, net	34,962	35,483
Operating lease assets	3,119,376	3,134,938
Intangible assets, net	60,386	63,857
Other noncurrent assets, net	305,804	283,780
Total noncurrent assets	41,489,319	41,715,243
Total assets	$44,292,079	$44,194,509

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Trade accounts payable (Note 12)	$644,890	$696,277
Deferred revenue and other	573,220	569,071
Accrued programming	1,284,309	1,339,072
Accrued interest	343,031	206,492
DISH 2021 Intercompany Loan 2026 Tranche - Interest payable in cash (Note 8)	87,400	21,850
Other accrued expenses and liabilities	1,614,740	1,641,168
Current portion of debt, finance lease and other obligations (Note 8)	990,064	933,481
Total current liabilities	5,537,654	5,407,411

Long-Term Obligations, Net of Current Portion:
Long-term debt, finance lease and other obligations, net of current portion (Note 8)	14,758,845	14,972,965
Intercompany Loans (Note 8)	6,527,370	5,781,811
Deferred tax liabilities, net	8,194,556	8,312,490
Operating lease liabilities	3,074,455	3,089,950
Long-term deferred revenue and other long-term liabilities	968,544	946,208
Total long-term obligations, net of current portion	33,523,770	33,103,424
Total liabilities	39,061,424	38,510,835

Commitments and Contingencies (Note 9)

Stockholder's Equity (Deficit):
Common stock, $0 par value, 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Additional paid-in capital	5,171,783	5,435,387
Accumulated other comprehensive income (loss)	(2,775)	(2,759)
Accumulated earnings (deficit)	(382,559)	(193,030)
Total DISH Network stockholder's equity (deficit)	4,786,449	5,239,598
Noncontrolling interests	444,206	444,076
Total stockholder's equity (deficit)	5,230,655	5,683,674
Total liabilities and stockholder's equity (deficit)	$44,292,079	$44,194,509

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
Revenue:		.
Service revenue	$3,333,959	$3,505,432
Equipment sales and other revenue	176,401	134,457
Total revenue	3,510,360	3,639,889

Costs and Expenses (exclusive of depreciation and amortization):
Cost of services	2,321,318	2,427,503
Cost of sales - equipment and other	358,917	306,534
Selling, general and administrative expenses	511,548	512,799
Depreciation and amortization	383,681	367,074
Total costs and expenses	3,575,464	3,613,910

Operating income (loss)	(65,104)	25,979

Other Income (Expense):
Interest income	9,801	12,653
Interest expense, net of amounts capitalized (Note 2)	(197,255)	(170,635)
Other, net (Note 4)	(480)	127,342
Total other income (expense)	(187,934)	(30,640)

Income (loss) before income taxes	(253,038)	(4,661)
Income tax (provision) benefit, net	63,543	(5,570)
Net income (loss)	(189,495)	(10,231)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	34	3,648
Net income (loss) attributable to DISH Network	$(189,529)	$(13,879)

Comprehensive Income (Loss):
Net income (loss)	$(189,495)	$(10,231)
Other comprehensive income (loss):
Foreign currency translation adjustments	(10)	18
Unrealized holding gains (losses) on available-for-sale debt securities	(3)	1,748
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(5)	(1,749)
Deferred income tax (expense) benefit, net	2	—
Total other comprehensive income (loss), net of tax	(16)	17
Comprehensive income (loss)	(189,511)	(10,214)
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	34	3,648
Comprehensive income (loss) attributable to DISH Network	$(189,545)	$(13,862)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

(In thousands)

(Unaudited)

		Accumulated
	Additional	Other	Accumulated			Redeemable
	Paid-In	Comprehensive	Earnings	Noncontrolling		Noncontrolling
	Capital	Income (Loss)	(Deficit)	Interests	Total	Interests
Balance, December 31, 2023	$4,916,120	$(2,676)	$11,876,627	$2,103	$16,792,174	$438,382
Non-cash, stock-based compensation	6,115	—	—	—	6,115	—
Other comprehensive income (loss) and other	(62)	17	—	—	(45)	—
Asset Transfer to EchoStar, including deferred taxes of $3,775,370	(3,775,370)	380	(12,003,227)	(146)	(15,778,363)	—
Sale of Assets to EchoStar, net of deferred taxes of $3,857	5,513	—	—	—	5,513	—
700 MHz Spectrum Sale to EchoStar, net of deferred taxes of $37,681	114,831	—	—	—	114,831	—
Conversion of outstanding redeemable noncontrolling interest in SNR HoldCo to noncontrolling interest	—	—	—	441,998	441,998	(441,998)
Net income (loss) attributable to noncontrolling interests	—	—	—	32	32	3,616
Net income (loss) attributable to DISH Network	—	—	(13,879)	—	(13,879)	—
Balance, March 31, 2024	$1,267,147	$(2,279)	$(140,479)	$443,987	$1,568,376	$—

		Accumulated
	Additional	Other	Accumulated
	Paid-In	Comprehensive	Earnings	Noncontrolling
	Capital	Income (Loss)	(Deficit)	Interests	Total
Balance, December 31, 2024	$5,435,387	$(2,759)	$(193,030)	$444,076	$5,683,674
Non-cash, stock-based compensation	4,648	—	—	—	4,648
Other comprehensive income (loss) and other	(691)	(16)	—	—	(707)
Wireless Spectrum License Exchange, net of deferred taxes of $50,456	(267,561)	—	—	96	(267,465)
Net income (loss) attributable to noncontrolling interests	—	—	—	34	34
Net income (loss) attributable to DISH Network	—	—	(189,529)	—	(189,529)
Balance, March 31, 2025	$5,171,783	$(2,775)	$(382,559)	$444,206	$5,230,655

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
Cash Flows From Operating Activities:
Net income (loss)	$(189,495)	$(10,231)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	383,681	367,074
Realized and unrealized losses (gains) on investments, impairments and other	(5)	870
Realized losses (gains) on Sale of Assets to EchoStar (Note 12)	—	(128,788)
Non-cash, stock-based compensation	4,648	6,115
Deferred tax expense (benefit)	(67,474)	(1,073)
Changes in allowance for credit losses	(3,099)	8,111
Change in long-term deferred revenue and other long-term liabilities	46,411	16,054
Other, net	932	14,581
Changes in operating assets and operating liabilities, net	(8,444)	87,973
Net cash flows from operating activities	167,155	360,686

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(36,916)	(10,730)
Sales and maturities of marketable investment securities	7,800	15,748
Purchases of property and equipment (Note 6)	(226,324)	(415,579)
Capitalized interest related to regulatory authorizations (Note 2)	(126,282)	(93,300)
Purchases of regulatory authorizations, including deposits	—	(1,104)
Sale of Assets to EchoStar (Note 12)	—	160,000
700 MHz Spectrum Sale to EchoStar (Note 12)	—	889,000
Other, net	748	(23,352)
Net cash flows from investing activities	(380,974)	520,683

Cash Flows From Financing Activities:
Repayment of long-term debt, finance lease and other obligations	(19,992)	(24,851)
Redemption and repurchases of term loans, convertible and senior notes	(166,667)	(951,168)
Proceeds from EchoStar 2024 Intercompany Loan (Note 8)	710,000	—
Other, net	28	(62)
Net cash flows from financing activities	523,369	(976,081)

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	309,550	(94,712)
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 4)	730,789	462,748
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 4)	$1,040,339	$368,036

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

Pay-TV

We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear and on-demand streaming over-the-top (“OTT”) Internet-based domestic, international, Latino and Freestream video programming services (“SLING TV”). As of March 31, 2025, we had 7.397 million Pay-TV subscribers in the United States, including 5.503 million DISH TV subscribers and 1.894 million SLING TV subscribers.

Wireless

Our Wireless segment provides wireless communication services (“Wireless” services) and products. We currently offer our Wireless services for 5G voice over new radio (“5G VoNR”) to over 222 million Americans and for 5G broadband service to over 269 million Americans, as well as a competitive portfolio of wireless devices. We offer nationwide Wireless services to subscribers primarily under our Boost Mobile® and Gen Mobile® brands.

We are currently operating primarily as a mobile virtual network operator (“MVNO”) as we continue to commercialize our Wireless spectrum licenses through the completion of the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G VoNR and broadband network (our “5G Network”) and grow customer traffic on our 5G Network. We are transitioning to a mobile network operator (“MNO”) as our 5G Network has become commercially available and we grow customer traffic on our 5G Network. We are currently activating Boost Mobile subscribers with compatible devices onto our 5G Network in markets where we have reached 5G VoNR. We currently offer a broad range of premium wireless devices on our 5G Network, including the Apple iPhone 15 and newer generation iPhones, as well as a wide selection of Samsung, Motorola and other premium devices. We have deployed 5G VoNR covering over 222 million Americans. Within our MVNO operations, today we depend in part on T-Mobile and AT&T to provide us with network services under the amended Master Network Services Agreement (“MNSA”) and Network Services Agreement (the “NSA”), respectively. As of March 31, 2025, we had 7.145 million Wireless subscribers.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

We initially invested a total of over $30 billion in Wireless spectrum licenses, and a portion of these licenses were included in the Wireless Spectrum License Exchange and the Sale and Transfer of Assets to EchoStar. We currently have $24 billion of investments related to Wireless spectrum licenses, which does not include $7 billion of capitalized interest related to the carrying value of such licenses. See Note 2, Note 9 and Note 12 for further information. We continue to commercialize our Wireless spectrum licenses through the completion of our 5G Network. We have committed to the FCC to deploy a facilities-based 5G broadband network capable of serving increasingly larger portions of the U.S. population at different deadlines.

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

Our Wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. In September 2024, the FCC conditionally granted our requests to extend the 5G deployment deadlines for certain of our Wireless spectrum licenses based on several commitments and in a January 10, 2025 filing to the FCC, we certified to meeting the accelerated buildout (Commitments #2 and #3 of the Extension Request) and the nationwide 80% coverage obligations (Commitment #1 of the Extension Request) due by December 31, 2024. Thus, pursuant to the Extension Request, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be extended to December 14, 2026. In addition, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be further extended to June 14, 2028 as long as we satisfy the remaining Extension Request commitments. See Note 9 for definitions and further details.

We may need to make significant additional investments or partner with others to, among other things, continue our 5G Network deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as we continue our 5G Network deployment, we have and may continue to incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure, software and third-party integration. As a result of these investments, among other factors, we will need to raise additional capital, which may not be available on favorable terms or at all. We may also determine that additional wireless spectrum licenses may be required for our 5G Network deployment, which will enhance our ability to compete effectively with other wireless service providers.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

2.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required for complete financial statements prepared under GAAP. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024. Certain prior period amounts have been reclassified to conform to the current period presentation.

Principles of Consolidation

We consolidate all majority owned subsidiaries, investments in entities in which we have controlling influence and variable interest entities (“VIEs”) where we have been determined to be the primary beneficiary. The portion of equity in a subsidiary not attributable, directly or indirectly, to us are recorded as noncontrolling interests or redeemable noncontrolling interests. See below for further information. Non-consolidated investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the investee. When we do not have the ability to significantly influence the operating decisions of an investee, these equity securities are classified as either marketable investment securities or other investments, which will be initially recorded at cost, and based on observable market prices, will be adjusted to their fair value. We record fair value adjustments in “Other, net” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). All significant intercompany accounts and transactions have been eliminated in consolidation.

Redeemable Noncontrolling Interests

SNR Wireless. SNR Wireless LicenseCo, LLC (“SNR Wireless”) is a wholly-owned subsidiary of SNR Wireless HoldCo, LLC (“SNR HoldCo”), which is an entity owned by us and our parent’s direct wholly-owned subsidiary, EchoStar SNR Holdco L.L.C. and, prior to February 16, 2024, by us and SNR Wireless Management, LLC (“SNR Management”). On February 16, 2024, the FCC consented to the sale of SNR Management’s ownership interests in SNR HoldCo, which was purchased by EchoStar SNR HoldCo L.L.C. for a total of approximately $442 million. This purchase resulted in the conversion of our outstanding redeemable noncontrolling interest as it related to SNR HoldCo to noncontrolling interest, which is now held by our parent, EchoStar, as of the purchase date and we continue to consolidate the SNR Entities into our financial statements.

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

We are currently commercializing our 5G Network. As a result, the interest expense is being capitalized based on the carrying amount of the 5G Network qualifying assets and the capitalization rate applied to those assets. As the qualifying assets, including markets within certain bands of wireless spectrum licenses, have been placed into service with the deployment of our 5G Network, we no longer capitalize interest on those assets.

During the three months ended March 31, 2025 and 2024, capitalized interest totaled $268 million and $222 million, respectively, which reduced “Interest expense, net of amounts capitalized” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). This change primarily resulted from the increase in the capitalization rate as a result of our financing transactions during the third and fourth quarters of 2024.

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

As of March 31, 2025 and December 31, 2024, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses) and current liabilities (excluding the “Current portion of debt, finance lease and other obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates.

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

Fair values for our publicly traded debt securities are based on quoted market prices, when available. The fair values of private debt are based on, among other things, available trade information, and/or an analysis in which we evaluate market conditions, related securities, various public and private offerings, and other publicly available information. In performing this analysis, we make various assumptions regarding, among other things, credit spreads, and the impact of these factors on the value of the debt securities. See Note 8 for the fair value of our debt.

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

Advertising Costs

We recognize advertising expense when incurred as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Advertising expenses totaled $173 million and $123 million for the three months ended March 31, 2025 and 2024, respectively.

Research and Development

Research and development costs, not incurred in connection with customer requirements, are expensed as incurred and are included as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Research and development costs totaled $7 million for each of the three months ended March 31, 2025 and 2024.

New Accounting Pronouncements

Not Yet Adopted

Income Taxes. On December 14, 2023, the FASB issued ASU 2023-9, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will enhance income tax disclosures. ASU 2023-09 requires among other items disaggregated information in a reporting entity’s rate reconciliation table, clarification on uncertain tax positions and the related financial statement impact as well as information on income taxes paid on a disaggregated basis. This standard will be effective for fiscal years beginning after December 15, 2024. We plan to adopt the standard when it becomes effective for us beginning in our fiscal year 2025 annual financial statements, and we expect the adoption of the standard will impact certain of our income tax disclosures.

Disaggregation of Income Statement Expenses. On November 5, 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), which will enhance financial statement reporting by providing additional information about specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization. This standard will be effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. We are evaluating the impact the adoption of ASU 2024-03 will have on our condensed consolidated financial statements, related disclosures and control environment.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

3.Supplemental Data - Statements of Cash Flows

The following table presents certain supplemental cash flow and other non-cash data. See Note 7 for supplemental cash flow and non-cash data related to leases.

	For the Three Months Ended
	March 31,
	2025	2024

	(In thousands)
Cash paid for interest (including capitalized interest)	$184,503	$179,164
Cash paid for income taxes, net of (refunds)	2,320	(42,042)
Total capitalized interest (1)	268,321	222,455
Accrued capital expenditures	105,963	143,601
Asset retirement obligation	3,697	4,308
Wireless Spectrum License Exchange, net of deferred taxes of $50,456 (2)	267,465	—
Asset Transfer to EchoStar, including deferred taxes of $3,775,370	—	15,778,363
Conversion of outstanding redeemable noncontrolling interest in SNR HoldCo to noncontrolling interest	—	441,998

(1)	See Note 2 for further information.
(2)	See Note 9 for further information.

Beginning in 2024, DISH Network and its domestic subsidiaries join with EchoStar in filing U.S. consolidated federal income tax returns and, in some states, combined or consolidated returns. The income taxes of domestic and foreign subsidiaries not included in the United States tax group are presented in our consolidated financial statements on a separate return basis for each tax paying entity. The federal and state income tax provisions or benefits recorded by DISH Network are generally those that would have been recorded if DISH Network and its domestic subsidiaries had filed returns as a consolidated group independent of EchoStar. Cash is due and paid to EchoStar based on amounts that would be payable based on DISH Network consolidated or combined group filings. During the three months ended March 31, 2025 and 2024, no payments were made to EchoStar for income taxes.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

4.Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investments

Our marketable investment securities, restricted cash and cash equivalents, and other investments consisted of the following:

	As of
	March 31,	December 31,
	2025	2024

	(In thousands)
Marketable investment securities:
Current marketable investment securities:
Strategic - available-for-sale	$51	$51
Strategic - trading/equity	10	10
Other	—	225
Total current marketable investment securities	61	286
Restricted marketable investment securities (1)	53,562	23,882
Total marketable investment securities	53,623	24,168

Restricted cash and cash equivalents (1)	248,604	254,714

Other investments, net:
Equity method investments	19,919	20,440
Other investments	15,043	15,043
Total other investments, net	34,962	35,483

Total marketable investment securities, restricted cash and cash equivalents, and other investments, net	$337,189	$314,365

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Current restricted cash, cash equivalents and marketable investment securities” and “Restricted cash, cash equivalents and marketable investment securities” on our Condensed Consolidated Balance Sheets and discussed below.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Current Marketable Investment Securities – Strategic

Our current strategic marketable investment securities portfolio includes and may include strategic and financial debt and/or equity investments in private and public companies that are highly speculative and have experienced and continue to experience volatility. As of March 31, 2025, this portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers. The fair value of certain of the debt and equity securities in this portfolio can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of March 31, 2025 and December 31, 2024, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit, surety bonds and trusts.

Current restricted cash, cash equivalents and marketable investment securities. As of March 31, 2025 and December 31, 2024, we had $173 million and $151 million, respectively, included in “Current restricted cash, cash equivalents and marketable investment securities” on our Condensed Consolidated Balance Sheets that primarily consists of funds received by our subsidiary, DISH DBS Issuer LLC (“DBS SubscriberCo”), from subscriber payments and certain other revenue, which are required to be restricted per the terms of the debt issued by DBS SubscriberCo. DBS SubscriberCo holds certain DISH TV subscribers and their related subscription and equipment agreements which collateralizes certain debt obligations.

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

NagraStar L.L.C. We own a 50% interest in NagraStar L.L.C. (“NagraStar”), a joint venture that is our primary provider of encryption and related security systems intended to assure that only authorized customers have access to our programming. The three main technologies NagraStar provides to its customers are microchips, set-top box software and uplink computer systems. NagraStar also provides end-to-end platform security testing services.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	March 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(In thousands)
Cash and cash equivalents (including restricted):
Cash	$405,351	$—	$—	$405,351	$468,799	$—	$—	$468,799
Cash equivalents	154,447	480,541		634,988	221,083	40,907	—	261,990
Total	$559,798	$480,541	$—	$1,040,339	$689,882	$40,907	$—	$730,789

Debt securities (including restricted):
U.S. Treasury and agency securities	$10,356	$—	$—	$10,356	$8,163	$—	$—	$8,163
Commercial paper	—	17,981	—	17,981	—	—	—	—
Corporate securities	—	24,885	—	24,885	—	15,719	—	15,719
Other	—	340	51	391	—	225	51	276
Equity securities	10	—	—	10	10	—	—	10
Total	$10,366	$43,206	$51	$53,623	$8,173	$15,944	$51	$24,168

As of March 31, 2025, restricted and non-restricted marketable investment securities included debt securities of $32 million with contractual maturities within one year and $22 million with contractual maturities extending longer than one year through and including five years. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Gains and Losses on Sales and Changes in Carrying Amounts of Investments and Other

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months Ended
	March 31,
Other, net:	2025	2024

	(In thousands)
Marketable and non-marketable investment securities - realized and unrealized gains (losses)	$5	$(870)
Sale of Assets to EchoStar - realized gains (losses) (Note 12)	—	128,788
Equity in earnings (losses) of affiliates	(481)	(708)
Other	(4)	132
Total	$(480)	$127,342

5.Inventory

Inventory consisted of the following:

	As of
	March 31,	December 31,
	2025	2024

	(In thousands)
Finished goods	$214,720	$262,722
Work-in-process and service repairs	24,716	27,432
Consignment	8,507	10,110
Raw materials	4,508	3,064
Total inventory	$252,451	$303,328

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

6.Property and Equipment and Intangible Assets

Property and Equipment

Property and equipment consisted of the following:

	Depreciable			As of
	Life			March 31,	December 31,
	(In Years)			2025	2024

				(In thousands)
Equipment leased to customers	2	-	5	$972,523	$1,005,750
Satellites	6	-	15	1,718,865	1,718,865
Furniture, fixtures, equipment and other	2	-	12	802,216	801,650
5G Network equipment (1)	3	-	15	5,594,388	5,382,706
Software and computer equipment	2	-	8	1,886,236	1,816,749
Buildings and improvements	5	-	40	335,875	334,213
Land		-		12,041	12,041
Construction in progress		-		1,461,157	1,544,726
Total property and equipment				12,783,301	12,616,700
Accumulated depreciation				(5,703,143)	(5,387,611)
Property and equipment, net (2)				$7,080,158	$7,229,089

(1)	Includes 5G Network assets acquired under finance lease agreements.
(2)	As of March 31, 2025 and December 31, 2024, there were no refunds and other receipts of purchases of property and equipment.

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended
	March 31,
	2025	2024

	(In thousands)
Equipment leased to customers	$32,725	$36,866
Satellites	26,936	32,955
Buildings, furniture, fixtures, equipment and other	11,393	5,108
5G Network equipment	208,132	166,822
Software and computer equipment	101,008	80,669
Intangible assets and other amortization expense	3,487	44,654
Total depreciation and amortization	$383,681	$367,074

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation and amortization expense related to satellites, equipment leased to customers, or our 5G Network equipment and software.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Activity relating to our asset retirement obligations, included in “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets, was as follows:

	For the Three Months Ended
	March 31,
	2025	2024

	(In thousands)
Balance, beginning of period	$327,031	$278,287
Liabilities incurred	3,697	4,308
Accretion expense	7,778	6,464
Balance, end of period	$338,506	$289,059

The corresponding assets, net of accumulated depreciation, related to asset retirement obligations were $214 million and $216 million as of March 31, 2025 and December 31, 2024, respectively.

Satellites

Pay-TV Segment. Our Pay-TV segment currently utilizes nine satellites in geosynchronous orbit approximately 22,300 miles above the equator, seven of which we own and depreciate over their estimated useful life. We also lease two satellites from third parties: Anik F3 and Nimiq 5, which are accounted for as operating leases.

As of March 31, 2025, our Pay-TV segment satellite fleet consisted of the following:

		Degree	Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar X	February 2006	110	N/A
EchoStar XI	July 2008	110	N/A
EchoStar XIV	March 2010	119	N/A
EchoStar XV (1)	July 2010	61.5	N/A
EchoStar XVI	November 2012	61.5	N/A
EchoStar XVIII	June 2016	61.5	N/A
EchoStar XXIII	March 2017	110	N/A

Under Construction:
EchoStar XXV	2026	110	N/A

Leased from Other Third-Party:
Anik F3 (2)	April 2007	118.7	April 2025
Nimiq 5	September 2009	72.7	October 2029

(1)	During April 2025, the EchoStar XV satellite began the process of relocating from the 61.5 degree orbital location to the 119 degree orbital location. The relocation process is expected to be completed by the third quarter of 2025.
(2)	As of April 2025, we no longer lease this satellite.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Satellite Under Construction

EchoStar XXV. On March 20, 2023, we entered into a contract with Maxar Space LLC for the construction of EchoStar XXV, a DBS satellite that is capable of providing service to the continental United States (“CONUS”) and is intended to be used at the 110 degree orbital location. During the fourth quarter of 2023, we entered into an agreement with Space Exploration Technologies Corp (“SpaceX”) for launch services for this satellite, which is expected to be launched during 2026. The EchoStar XXV contract was included in the Sale and Transfer of Assets to EchoStar on January 10, 2024. Subsequently, on May 2, 2024, the EchoStar XXV contract was included in the Orbital II Transfer from EchoStar and is recorded in “Property and equipment, net” on our Condensed Consolidated Balance Sheets. For the three months ended March 31, 2024, capital expenditures for EchoStar XXV totaled $30 million for capital expenditures incurred between the Sale and Transfer of Assets to EchoStar on January 10, 2024 and March 31, 2024, which is included in “Other, net” within “Net cash flows from investing activities” on our Condensed Consolidated Statements of Cash Flows. See Note 12 for further information.

7.Leases

Lessee Accounting

We enter into non-cancelable operating and finance leases for, among other things, communication towers, satellites, satellite-related ground infrastructure, data centers, office space, dark fiber and transport equipment, warehouses and distribution centers, vehicles and other equipment. Substantially all of our leases have remaining lease terms from one to 13 years, with a weighted average remaining lease term of 1.5 to 9.6 years, some of which include renewal options, and some of which include options to terminate the leases within one year. For certain arrangements (generally communication towers), the lease term includes the non-cancelable period plus the renewal period that we are reasonably certain to exercise.

Through the third quarter of 2024, our Nimiq 5 satellite was accounted for as finance lease within our Pay-TV segment. However, during October 2024, we extended the Nimiq 5 lease and as a result it is currently accounted for as an operating lease. Substantially all of our remaining leases are accounted for as operating leases, including our Anik F3 satellite lease.

The components of lease expense were as follows:

	For the Three Months Ended
	March 31,
	2025	2024

	(In thousands)
Operating lease cost	$161,222	$160,794

Short-term lease cost (1)	7,195	2,928

Finance lease cost:
Amortization of right-of-use assets	7,399	13,945
Interest on lease liabilities	1,502	2,792
Total finance lease cost	8,901	16,737
Total lease costs	$177,318	$180,459

(1)	Leases that have terms of 12 months or less.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Supplemental cash flow information related to leases was as follows:

	For the Three Months Ended
	March 31,
	2025	2024

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$137,246	$112,238
Operating cash flows from finance leases	$1,018	$2,824
Financing cash flows from finance leases	$4,676	$15,134

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$59,980	$199,300
Finance leases	$—	$—

Supplemental balance sheet information related to leases was as follows:

	As of
	March 31,	December 31,
	2025	2024

	(In thousands)
Operating Leases:
Operating lease assets	$3,119,376	$3,134,938

Other current liabilities	$532,094	$510,697
Operating lease liabilities	3,074,455	3,089,950
Total operating lease liabilities	$3,606,549	$3,600,647

Finance Leases:
Property and equipment, gross	$121,102	$121,102
Accumulated depreciation	(80,819)	(73,419)
Property and equipment, net	$40,283	$47,683

Other current liabilities	$35,268	$30,381
Other long-term liabilities	27,256	36,818
Total finance lease liabilities	$62,524	$67,199

Weighted Average Remaining Lease Term:
Operating leases	9.6 years	9.7 years
Finance leases	1.5 years	1.7 years

Weighted Average Discount Rate:
Operating leases	10.3%	10.3%
Finance leases	9.5%	9.3%

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Maturities of lease liabilities as of March 31, 2025 were as follows:

	Maturities of Lease Liabilities
	Operating	Finance
For the Years Ending December 31,	Leases	Leases	Total

	(In thousands)
2025 (remaining nine months)	$413,317	$29,699	$443,016
2026	587,345	36,588	623,933
2027	589,918	2,574	592,492
2028	547,961	—	547,961
2029	529,075	—	529,075
Thereafter	2,973,133	—	2,973,133
Total lease payments	5,640,749	68,861	5,709,610
Less: Imputed interest	(2,034,200)	(6,337)	(2,040,537)
Total	3,606,549	62,524	3,669,073
Less: Current portion	(532,094)	(35,268)	(567,362)
Long-term portion of lease obligations	$3,074,455	$27,256	$3,101,711

8.Debt and Finance Lease Obligations

Fair Value of our Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of March 31, 2025 and December 31, 2024:

		As of
		March 31, 2025		December 31, 2024
	Issuer	Carrying Amount	Fair Value	Carrying Amount	Fair Value

		(In thousands)
0% Convertible Notes due 2025	DISH	$138,403	$126,493	$138,403	$124,916
Term Loan due 2025 (1)	DBS SubscriberCo	333,333	333,333	500,000	500,000
7 3/4% Senior Notes due 2026	DDBS	2,000,000	1,745,000	2,000,000	1,678,640
3 3/8% Convertible Notes due 2026	DISH	45,209	38,953	45,209	38,495
5 1/4% Senior Secured Notes due 2026	DDBS	2,750,000	2,530,000	2,750,000	2,507,780
11 3/4% Senior Secured Notes due 2027	DISH	3,500,000	3,690,645	3,500,000	3,708,460
7 3/8% Senior Notes due 2028	DDBS	1,000,000	714,160	1,000,000	715,680
5 3/4% Senior Secured Notes due 2028	DDBS	2,500,000	2,122,900	2,500,000	2,143,350
5 1/8% Senior Notes due 2029	DDBS	1,500,000	976,050	1,500,000	959,610
Term Loan due 2029 (2)	DBS SubscriberCo	1,800,000	1,800,000	1,800,000	1,800,000
Mandatorily Redeemable Preferred Shares due 2029 (2)(6)	DBS SubscriberCo	200,000	200,000	200,000	200,000
DISH 2021 Intercompany Loan 2026 Tranche (3)	Intercompany	4,767,289	4,767,289	4,767,289	4,767,289
EchoStar 2024 Intercompany Loan (4)(5)	Intercompany	1,760,081	1,760,081	1,014,522	1,014,522
Other notes payable		47,981	47,981	63,297	63,297
Subtotal		22,342,296	$20,852,885	21,778,720	$20,222,039
Unamortized deferred financing costs and other debt discounts, net		(128,541)		(157,662)
Finance lease obligations (7)		62,524		67,199
Total		22,276,279		21,688,257
Less: current portion (2)		(990,064)		(933,481)
Total debt, finance lease and other obligations, net of current portion		$21,286,215		$20,754,776

(1)	During the three months ended March 31, 2025, we redeemed approximately $167 million of our Term Loan due 2025. The remaining balance of approximately $333 million is paid monthly and the final payment is due September 30, 2025.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(2)	A portion of the principal balance of these instruments is classified as “Current portion of debt, finance lease and other obligations” due to payment terms upon which we may pay a portion of principal balance based on estimated variable cash flows for certain Pay-TV business metrics which could change significantly based on actual performance.
(3)	The DISH 2021 Intercompany Loan 2026 Tranche is not publicly traded and therefore the carrying value is deemed to be the fair value.
(4)	The EchoStar 2024 Intercompany Loan is not publicly traded and therefore the carrying value is deemed to be the fair value.
(5)	During the three months ended March 31, 2025, we borrowed an addition principal amount of $710 million under the EchoStar 2024 Intercompany Loan.
(6)	Due to the June 30, 2029 mandatory redemption feature of this instrument, it is considered a debt instrument.
(7)	Disclosure regarding fair value of finance leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

Convertible Notes

The below summaries are not complete and are qualified in entirety by reference to the full and complete text of the applicable indentures.

0% Convertible Notes due 2025

On December 21, 2020, we issued $2.0 billion aggregate principal amount of the Convertible Notes due December 15, 2025 in a private placement. A portion of these notes were extinguished and an aggregate principal amount of $138 million remains outstanding. These notes will not bear interest, and the principal amount of the Notes will not accrete.

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

3 3/8% Convertible Notes due 2026

On August 8, 2016, we issued $3.0 billion aggregate principal amount of the Convertible Notes due August 15, 2026 in a private offering. A portion of these notes were extinguished and an aggregate principal amount of $45 million remains outstanding. Interest accrues at an annual rate of 3 3/8% and is payable semi-annually in cash, in arrears on February 15 and August 15 of each year.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Intercompany Loans

DISH 2021 Intercompany Loan

The net proceeds from the offering of our 5 1/4% Senior Secured Notes due 2026 and our 5 3/4% Senior Secured Notes due 2028 (the “DISH DBS Senior Secured Notes”) issued on November 26, 2021 were used by DISH DBS to make an intercompany loan to DISH Network pursuant to a Loan and Security Agreement dated November 26, 2021 (together with potential future advances to DISH Network, the “DISH 2021 Intercompany Loan”) between DISH DBS and DISH Network in order to finance the purchase of wireless spectrum licenses and for general corporate purposes, including our 5G Network deployment. The DISH 2021 Intercompany Loan matures in two tranches, with the first tranche maturing on December 1, 2026 (the “DISH 2021 Intercompany Loan 2026 Tranche”) and the second tranche maturing on December 1, 2028 (the “DISH 2021 Intercompany Loan 2028 Tranche”). DISH DBS may make additional advances to DISH Network under the DISH 2021 Intercompany Loan, and on February 11, 2022, DISH DBS advanced an additional $1.5 billion to DISH Network under the DISH 2021 Intercompany Loan 2026 Tranche.

Interest accrues and is payable semiannually, and interest payments with respect to the DISH 2021 Intercompany Loan were, at our option, payable in kind for the first two years from the issuance date of November 2021. In the third year post issuance date, a minimum of 50% of each interest payment due with respect to each tranche of the DISH 2021 Intercompany Loan were required to be paid in cash. Currently and prospectively, interest payments must be paid in cash. Interest accrues: (a) when paid in cash, at a fixed rate of 0.25% per annum in excess of the interest rate applicable to, in the case of the DISH 2021 Intercompany Loan 2026 Tranche, the 5 1/4% Senior Secured Notes due 2026, and in the case of the DISH 2021 Intercompany Loan 2028 Tranche, the 5 3/4% Senior Secured Notes due 2028 (each, the “Cash Accrual Rate” with respect to the applicable tranche); and (b) when paid in kind, at a rate of 0.50% per annum in excess of the Cash Accrual Rate for the applicable tranche.

As of March 31, 2025, the total DISH 2021 Intercompany Loan amount outstanding plus interest paid in kind was $7.611 billion.

DISH 2021 Intercompany Loan 2028 Tranche. As of March 31, 2025, the DISH 2021 Intercompany Loan 2028 Tranche amount outstanding plus interest paid in kind was $2.844 billion. The DISH 2021 Intercompany Loan 2028 Tranche is eliminated in consolidation.

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

As of March 31, 2025, the total DISH 2021 Intercompany Loan 2026 Tranche amount outstanding plus interest paid in kind was $4.767 billion, not including “DISH 2021 Intercompany Loan 2026 Tranche - Interest payable in cash” of $87 million recorded on our Condensed Consolidated Balance Sheets. During the three months ended March 31, 2025, there were no interest payments for the DISH 2021 Intercompany Loan 2026 Tranche paid in cash to EchoStar Intercompany Receivable Company L.L.C., a subsidiary of our parent, EchoStar.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The DISH 2021 Intercompany Loan was initially secured by interest in the wireless spectrum licenses for the 3.45-3.55 GHz Licenses up to the total loan amount outstanding including interest paid in kind. Pursuant to the terms of the DISH 2021 Intercompany Loan, under certain circumstances, DISH Network wireless spectrum licenses (valued based upon a third-party valuation) may be substituted for the collateral. During the first quarter of 2025, we exercised our right to exchange certain of the 3.45-3.55 GHz Licenses for certain other previously unencumbered wireless spectrum licenses of equal or greater value based upon the most recent third-party valuation, which we acquired as part of the Wireless Spectrum License Exchange, detailed and defined in Note 9. The DISH 2021 Intercompany Loan is not included as collateral for the DISH DBS Senior Secured Notes, and the DISH DBS Senior Secured Notes are subordinated to DISH DBS’s existing and certain future unsecured notes with respect to certain realizations under the DISH 2021 Intercompany Loan and any collateral pledged as security for the DISH 2021 Intercompany Loan.

DISH Q2 2024 Intercompany Loan

In June 2024, we entered into an intercompany loan with DISH DBS (the “DISH Q2 2024 Intercompany Loan”) for an initial principal amount of $1.508 billion. The DISH Q2 2024 Intercompany Loan matures on August 13, 2028. Interest accrues and is payable monthly and interest payments are payable in kind. The interest rate with respect to the DISH Q2 2024 Intercompany Loan is at a variable rate. As of March 31, 2025, the total DISH Q2 2024 Intercompany Loan amount outstanding plus interest paid in kind was $1.603 billion. The DISH Q2 2024 Intercompany Loan is eliminated in consolidation.

DISH Q3 2024 Intercompany Loan

In September 2024, we entered into an intercompany loan with DISH DBS (the “DISH Q3 2024 Intercompany Loan”) for an initial principal amount of $481 million. The DISH Q3 2024 Intercompany Loan matures on November 13, 2028. Interest accrues and is payable monthly and interest payments are payable in kind. The interest rate with respect to the DISH Q3 2024 Intercompany Loan is at a variable rate. As of March 31, 2025, the total DISH Q3 2024 Intercompany Loan amount outstanding plus interest paid in kind was $501 million. The DISH Q3 2024 Intercompany Loan is eliminated in consolidation.

EchoStar 2024 Intercompany Loan

In November 2024, DISH Wireless L.L.C., our subsidiary, entered into an intercompany loan with EchoStar Financing L.L.C., a subsidiary of our parent, EchoStar, for a borrowing principal amount of up to $4.500 billion (the “EchoStar 2024 Intercompany Loan”), with all borrowings at the sole discretion of our parent, EchoStar. The EchoStar 2024 Intercompany Loan matures on November 30, 2030. Interest accrues at an annual rate of 11.50% and is payable monthly. Interest payments are payable in kind. DISH Wireless L.L.C., at its option, may elect to repay the EchoStar 2024 Intercompany Loan amount outstanding prior to maturity in cash or assets at a redemption price equal to 100% of the principal amount. During the three months ended March 31, 2025, we borrowed an addition principal amount of $710 million. As of March 31, 2025, the total EchoStar 2024 Intercompany Loan amount outstanding plus interest paid in kind was $1.760 billion. During the three months ended March 31 2025, we recorded $36 million of “Interest expense, net of amounts capitalized” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

9.Commitments and Contingencies

Commitments

5G Network

We initially invested a total of over $30 billion in Wireless spectrum licenses, and a portion of these licenses were included in the Wireless Spectrum License Exchange and the Sale and Transfer of Assets to EchoStar. We currently have $24 billion of investments related to Wireless spectrum licenses, which does not include $7 billion of capitalized interest related to the carrying value of such licenses. See Note 2 and Note 12 for further information. We continue to commercialize our Wireless spectrum licenses through the completion of our 5G Network. We have committed to the FCC to deploy a facilities-based 5G broadband network capable of serving increasingly larger portions of the U.S. population at different deadlines. There can be no assurance that we will be able to complete all build-out requirements or profitably deploy our Wireless spectrum licenses, which may affect the carrying amount of these assets and our future financial condition or results of operations.

Wireless Spectrum Licenses

Recent Developments

Wireless Spectrum License Exchange. In accordance with Accounting Standards Codification 805-50, Business Combinations – Related Issues, for transactions among entities under common control, generally the assets transferred and/or exchanged are recorded at the net carrying value of the assets. The difference between the net carrying values of the assets transferred and/or exchanged is recorded in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets. On March 21, 2025, we exchanged interests in our wholly-owned subsidiaries which hold certain 3.45-3.55 GHz Licenses with our parent, EchoStar, for interests in their wholly-owned subsidiaries that hold the 700 MHz, LMDS, C-Band – Cheyenne (3.7-3.98 GHz), 24 GHz, 28 GHz, 37GHz, 39GHz and 47GHz Licenses (together with the 3.45-3.55 GHz Licenses, the “Exchanged Wireless Spectrum Licenses”), the (“Wireless Spectrum License Exchange.”) The difference between the net carrying values of the Exchanged Wireless Spectrum Licenses of $267 million, net of tax, was recorded in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets as of March 31, 2025.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Our Wireless spectrum licenses are subject to certain build-out requirements, as well as certain renewal requirements that are summarized in the table below:

		Build-Out Deadlines
			Final
	Carrying Amount	Interim	Accelerated License Areas	Extension License Areas	Expiration Date
	(In thousands)
Owned:
DBS Licenses (1)	$677,409
700 MHz Licenses (2)(3)	701,803		December 31, 2024 (4)	June 14, 2025 (7)	June 2033
600 MHz Licenses	6,192,575		December 31, 2024 (5)	June 14, 2025 (8)	June 2029
LMDS Licenses (1)(3)	—				September 2028
28 GHz Licenses (3)	2,883			October 2, 2029 (9)	October 2029
24 GHz Licenses (3)	11,772			December 11, 2029 (9)	December 2029
37 GHz, 39 GHz and 47 GHz Licenses (3)	202,392			June 4, 2030 (9)	June 2030
3.7-3.98 GHz Licenses (3)	2,969	July 23, 2029 (9)		July 23, 2033 (9)	July 2036
3.45–3.55 GHz Licenses (3)	6,073,432	May 4, 2026 (10)		May 4, 2030 (10)	May 2037
1695-1710 MHz, 1755-1780 MHz and 2155-2180 MHz (2)	972				March 2026
AWS-3	5,557,828		December 31, 2024 (6)	October 25, 2025 (11)	October 2025 (11)
Subtotal owned	19,424,035

Noncontrolling Investments:
SNR	4,271,459		December 31, 2024 (6)	October 2025 (11)	October 2025 (11)

Capitalized Interest (12)	7,063,829
Total Regulatory authorizations, net	$30,759,323

Leased from EchoStar (13):
AWS-4 Licenses (2)	1,928,688		December 31, 2024 (4)	June 14, 2025 (7)	June 2033
H Block Licenses (2)	1,671,506		December 31, 2024 (4)	June 14, 2025 (14)	June 2033
MVDDS Licenses (1)	24,000				July, August, September 2034
3550-3650 MHz Licenses	912,200			March 12, 2031 (9)	March 2031
3.45–3.55 GHz Licenses (3)	1,255,661	May 4, 2026 (10)		May 4, 2030 (10)	May 2037
Total Leased from EchoStar	$5,792,055

(1)	The build-out deadlines for these licenses have been met.
(2)	The interim build-out deadlines for these licenses are in the past.
(3)	See above for further information on the Wireless Spectrum License Exchange.
(4)	In a January 10, 2025 filing to the FCC, we certified that we were offering 5G broadband service for certain of these license areas to at least 85% of the population in each Economic Area (which is a service area established by the FCC), and offering 5G broadband service for certain other licenses to at least 80% of the population in each Economic Area by this date (part of Commitments #2 and #3 of the September 2024 FCC Extension Request “Extension Request”). These licenses are set forth in Appendices A and D of the Extension Request. Under the Extension Request, if we successfully fulfill Commitments #2 and #3, the final construction deadline for the AWS-4 licenses, the AWS H Block licenses, and the Lower 700 MHz E Block licenses listed in Appendix G-1 of the Extension Request shall be extended from June 14, 2025 to December 14, 2026.
(5)	In a January 10, 2025 filing to the FCC, we certified that we were offering 5G broadband service for certain of these license areas to at least 85% of the population in each Partial Economic Area (which is a service area established by the FCC), and offering 5G broadband service for certain other licenses to at least 80% of the population in each Partial Economic Area by this date (part of Commitments #2 and #3 of the Extension Request). These licenses are set forth in Appendices B and E of the Extension Request. Under the Extension Request, if we successfully fulfill Commitments #2 and #3, the final construction deadline for the 600 MHz licenses listed in Appendix G-2 of the Extension Request shall be extended from June 14, 2025 to December 14, 2026.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(6)	In a January 10, 2025 filing to the FCC, we certified that we were offering reliable signal coverage for certain of these license areas and offering service for certain accelerated licenses to at least 85% of the population of each license area and for certain other accelerated licenses to at least 80% of the population of each license area by this date (part of Commitments #2 and #3 the Extension Request). These accelerated licenses are set forth in Appendices C and F of the Extension Request. Under the Extension Request, if we successfully fulfill Commitment #2 and Commitment #3, the final construction deadlines for the AWS-3 licenses listed in Appendix G-3 of the Extension Request shall be extended from June 14, 2025 to December 14, 2026.
(7)	For the 700 MHz and AWS-4 licenses set forth in Appendix G-1 of the Extension Request, we have certified to meeting the accelerated buildout obligations described in footnotes 4, 5 and 6 herein (thus fulfilling Commitments #2 and #3 of the Extension Request), and as a result the final deadline for us to offer 5G broadband service to at least 70% of the population in each Economic Area (which is a service area established by the FCC) with respect to these licenses shall be extended to December 14, 2026. Under the Extension Request, the final construction deadline shall be further extended to June 14, 2028, if: by December 31, 2024, we have offered 5G broadband service to, at least, 80% of the U.S. population; and, by June 14, 2025 (a) we have offered a low-cost 5G broadband plan and device to consumers nationwide; (b) we have deployed at least 24,000 5G sites; (c) we have upgraded our deployed 5G sites to 3GPP Release 17; and (d) we have provisioned at least 75% of new subscribers with an EchoStar-certified 5G device on our MNO network if the subscriber is within the accelerated markets as set forth in Appendices A-F of the Extension Request. In a January 10, 2025 filing to the FCC, we certified that, as of December 31, 2024: (i) we were offering 5G broadband service to, at least, 80% of the U.S. population and (ii) we were offering a low-cost 5G broadband plan and device to consumers nationwide. In a March 17, 2025 filing to the FCC, we certified that we have upgraded our deployed 5G sites to 3GPP Release 17. In a May 5, 2025 filing to the FCC, we certified that we have deployed at least 24,000 5G sites.
(8)	For the 600 MHz licenses set forth in Appendix G-2 of the Extension Request, we have certified to meeting the accelerated buildout obligations described in footnotes 4, 5 and 6 herein (thus fulfilling Commitments #2 and #3 of the Extension Request), and as a result the final deadline for us to offer 5G broadband service to at least 75% of the population in each Partial Economic Area (which is a service area established by the FCC) with respect to these licenses shall be extended to December 14, 2026. Under the Extension Request, the final construction deadline shall be further extended to June 14, 2028, if: by December 31, 2024, we have offered 5G broadband service to, at least, 80% of the U.S. population; and, by June 14, 2025 (a) we have offered a low-cost 5G broadband plan and device to consumers nationwide; (b) we have deployed at least 24,000 5G sites; (c) we have upgraded our deployed 5G sites to 3GPP Release 17; and (d) we have provisioned at least 75% of new subscribers with an EchoStar-certified 5G device on our MNO network if the subscriber is within the accelerated markets as set forth in Appendices A-F of the Extension Request. In a January 10, 2025 filing to the FCC, we certified that, as of December 31, 2024: (i) we were offering 5G broadband service to, at least, 80% of the U.S. population and (ii) we were offering a low-cost 5G broadband plan and device to consumers nationwide. In a March 17, 2025 filing to the FCC, we certified that we have upgraded our deployed 5G sites to 3GPP Release 17. In a May 5, 2025 filing to the FCC, we certified that we have deployed at least 24,000 5G sites.
(9)	There are a variety of build-out options and associated build-out metrics associated with these licenses.
(10)	There are a variety of build-out options and associated build-out metrics associated with these licenses. If the interim build-out requirement is not met, the final build-out requirement may be accelerated by one year from May 2030 to May 2029.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(11)	For the AWS-3 licenses set forth in Appendix G-3 of the Extension Request, we have certified to meeting the accelerated buildout obligations described in footnotes 4, 5 and 6 herein (thus fulfilling Commitments #2 and #3 of the Extension Request), and as a result the final deadline for us to offer 5G broadband service to at least 75% of the population in each license area with respect to these licenses shall be extended to December 14, 2026. Under the Extension Request, the final construction deadline shall be further extended to June 14, 2028, if: by December 31, 2024, we have offered 5G broadband service to, at least, 80% of the U.S. population; and, by June 14, 2025 (a) we have offered a low-cost 5G broadband plan and device to consumers nationwide; (b) we have deployed at least 24,000 5G sites; (c) we have upgraded our deployed 5G sites to 3GPP Release 17; and (d) we have provisioned at least 75% of new subscribers with an EchoStar-certified 5G device on our MNO network if the subscriber is within the accelerated markets as set forth in Appendices A-F of the Extension Request. In a January 10, 2025 filing to the FCC, we certified that, as of December 31, 2024: (i) we were offering 5G broadband service to, at least, 80% of the U.S. population and (ii) we were offering a low-cost 5G broadband plan and device to consumers nationwide. In a March 17, 2025 filing to the FCC, we certified that we have upgraded our deployed 5G sites to 3GPP Release 17. In a May 5, 2025 filing to the FCC, we certified that we have deployed at least 24,000 5G sites.
(12)	See Note 2 for further information.
(13)	See Note 12 for Related Party Transactions with EchoStar.
(14)	For the H-Block licenses set forth in Appendix G-1 of the Extension Request, we have certified to meeting the accelerated buildout obligations described in footnotes 3, 4 and 10 herein (thus fulfilling Commitments #2 and #3 of the Extension Request), and as a result the final deadline for us to offer 5G broadband service to at least 75% of the population in each Economic Area (which is a service area established by the FCC) with respect to these licenses shall be extended to December 14, 2026. Under the Extension Request, the final construction deadline shall be further extended to June 14, 2028, if: by December 31, 2024, we have offered 5G broadband service to, at least, 80% of the U.S. population and, by June 14, 2025 (a) we have offered a low-cost 5G broadband plan and device to consumers nationwide; (b) we have deployed at least 24,000 5G sites; (c) we have upgraded our deployed 5G sites to 3GPP Release 17; and (d) we have provisioned at least 75% of new subscribers with an EchoStar-certified 5G device on our MNO network if the subscriber is within the accelerated markets as set forth in Appendices A-F of the Extension Request. In a January 10, 2025 filing to the FCC, we certified that, as of December 31, 2024: (i) we were offering 5G broadband service to, at least, 80% of the U.S. population and (ii) we were offering a low-cost 5G broadband plan and device to consumers nationwide. In a March 17, 2025 filing to the FCC, we certified that we have upgraded our deployed 5G sites to 3GPP Release 17. In a May 5, 2025 filing to the FCC, we certified that we have deployed at least 24,000 5G sites.

Commercialization of Our Wireless Spectrum Licenses and Related Assets. We currently offer our Wireless services for 5G VoNR to over 222 million Americans and 5G broadband service covering over 269 million Americans. We currently expect capital expenditures, excluding capitalized interest, for our 5G Network to be approximately $10 billion, including amounts incurred to date since 2021. See Note 2 for further information.

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

In an order dated January 31, 2023, the Court granted in part and denied in part DISH Network L.L.C.’s and DISH Technologies L.L.C.’s motion for summary judgment. Thereafter, ClearPlay narrowed its case to three asserted claims: one under the 799 patent and two under the 970 patent. Following a two-week trial, on March 10, 2023, the jury returned a verdict that DISH Network L.L.C. and DISH Technologies L.L.C. infringed each of the asserted patent claims (though not willfully), and awarded damages of $469 million. That verdict became moot on March 21, 2023, when the trial court indicated that it would grant DISH Network L.L.C.’s and DISH Technologies L.L.C.’s motion for judgment as a matter of law, thus effectively vacating the jury award. On June 2, 2023, the Court entered its formal order granting judgment as a matter of law. On December 12, 2023, the Court denied ClearPlay’s motion to alter or amend the judgment. ClearPlay has filed a notice of appeal to the United States Court of Appeals for the Federal Circuit, and briefing was completed on November 27, 2024.

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

Generally, the patents relate to Multimedia over Coax Alliance standards and the manner in which we provide a whole-home DVR network over an on-premises coaxial cable network. Entropic has asserted the same patents in the same court against Comcast, Cox and DirecTV. On September 7, 2023, the Court granted the motion of DISH Network L.L.C., Dish Network Service L.L.C. and Dish Network California Service Corporation to dismiss the claims arising from the 7,566 patent and the 910 patent on the grounds that they claimed in eligible subject matter. In January and February 2024, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of the 249 patent, the 518 patent, the 759 patent, the 450 patent, the 539 patent, the 0,566 patent, and the 681 patent. In July and August 2024, the United States Patent and Trademark Office agreed to institute proceedings on the petitions challenging the 249 patent and the 518 patent, but denied institution on the remaining petitions. On February 24, 2025, the Court granted other defendants’ motions to dismiss the claims arising from the 213 patent, the 422 patent, the 681 patent and the 802 patent on the grounds that they claimed in eligible subject matter. In a claim construction order issued on April 18, 2025, the Court found that the asserted claim of the 539 patent is invalid as indefinite.

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

In August 2023, the Court appointed a new lead plaintiff and lead plaintiff’s counsel, and, on October 20, 2023, they filed a First Amended Complaint that abandoned the original allegations. In their First Amended Complaint, plaintiffs alleged that, during the class period, the defendants concealed problems concerning the 5G network buildout that prevented scaling and commercializing the network to obtain enterprise customers. The amended complaint added as individual defendants James S. Allen, our Senior Vice President and Chief Accounting Officer; John Swieringa, our President, Technology and Chief Operating Officer; Dave Mayo, our former Executive Vice President of Network Development; Marc Rouanne, our former Executive Vice President and Chief Network Officer; and Stephen Bye, our former Executive Vice President and Chief Commercial Officer.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

After the defendants filed a motion to dismiss the First Amended Complaint, the plaintiffs filed a Second Amended Complaint, asserting the same theory, on February 23, 2024. The new complaint drops Erik Carlson, John Swieringa, Paul Orban and James Allen as individual defendants. The defendants filed a motion to dismiss the Second Amended Complaint, and on March 20, 2025, the Court granted the motion without granting plaintiffs permission to further amend. On April 18, 2025, the plaintiffs filed a notice of appeal.

We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Mesa Digital

On November 27, 2024, Mesa Digital, LLC filed a complaint in the United States District Court for the Western District of Texas against our wholly-owned subsidiary DISH Wireless alleging infringement of United States Patent No. 9,031,537, entitled “Electronic Wireless Hand Held Multimedia Device.” Generally, it relates to an electronic handheld device with a touch-sensitive display. On March 31, 2025, the case was dismissed pursuant to a stipulation under which Mesa Digital gave DISH Wireless a covenant not to sue on any of its patents, without any payment from DISH Wireless. This matter is now concluded.

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

Peninsula Technologies, LLC

On April 15, 2025, Peninsula Technologies filed two lawsuits against our wholly-owned subsidiary DISH Wireless L.L.C. in the United States District Court for the Eastern District of Texas. In the first complaint, Peninsula Technologies alleges infringement of U.S. Patent Nos. 9,844,009 (the “009 patent”), entitled “Power Headroom Report In A Wireless Device With Carrier Aggregation”; 11,792,743 (the “743 patent”), entitled “Transmit Power Priority Based On Cell Types In Wireless Devices”; 11,824,810 (the “4,810 patent”), entitled “Restarting A Deactivation Timer Of A Secondary Cell In A Wireless Network”; and 11,917,549 (the “549 patent”), entitled “Scaling Transmission Power Of Uplink Signals Of A Wireless Device.” In the second complaint, Peninsula Technologies alleges infringement of U.S. Patent Nos. 11,438,810 (the “3,810 patent”), entitled “Communication Of Configuration Parameters Of Radio Resources Of An Unlicensed Cell”; 11,570,844 (the “844 patent”), entitled “Release Message In Small Data Transmission Procedure”; 11,723,109 (the “109 patent”), entitled “Downlink Data Of Small Data Transmission Procedure”; and 12,144,057 (the “057 patent”), entitled “Release Message In Small Data Transmission Procedure.” Generally, the asserted patents relate to 5G network operations.

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

On January 21, 2022, the District Court granted the motion by DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C. to have the case declared “exceptional,” and on September 20, 2022, awarded them $3.9 million in attorneys’ fees. Realtime Adaptive Streaming filed a notice of appeal to the United States Court of Appeals for the Federal Circuit from the exceptionality and fee award orders, and on August 23, 2024, that Court vacated the exceptionality finding and remanded for further consideration of the issue. On November 26, 2024, the United States Court of Appeals for the Federal Circuit denied DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C.’s petition seeking rehearing en banc. On February 5, 2025, on remand, the District Court denied the motion to declare the case exceptional. On March 6, 2025, DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C. filed a notice of appeal of that order.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

SafeCast Limited

On June 27, 2022, SafeCast Limited filed a complaint against us in the United States District Court for the Western District of Texas. The complaint alleges that we infringe U.S. Patent No. 9,392,302, entitled “System for providing improved facilities in time-shifted broadcasts” (the “302 patent”). On the same day, it brought complaints in the same court asserting infringement of the same patent against AT&T, Google, HBO, NBCUniversal, Paramount and Verizon. On October 24, 2022, in response to the parties’ joint motion, the Court ordered the case against us transferred to the United States District Court for the District of Colorado. On December 1, 2022, SafeCast filed an amended complaint naming our wholly-owned subsidiaries DISH Network L.L.C. and DISH Technologies L.L.C. as defendants and withdrawing the allegations as to us. The plaintiff is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein. On June 22, 2023, DISH Network L.L.C. and DISH Technologies L.L.C. filed a petition with the United States Patent and Trademark Office challenging the validity of the asserted claims of the 302 patent, and on June 26, 2024, the United States Patent and Trademark Office agreed to institute proceedings on that petition. On August 28, 2023, the Court stayed the case pending resolution of the petition. On October 3, 2024, in connection with a third-party’s petition citing different prior art, the United States Patent and Trademark Office invalidated all claims asserted against DISH Network L.L.C. and DISH Technologies L.L.C. Because SafeCast Limited did not appeal that decision, on January 27, 2025, the United States Patent and Trademark Office issued a certificate canceling, the challenged claims. As a result, DISH Network L.L.C. and DISH Technologies L.L.C. have moved to terminate their now-moot petition before the United States Patent and Trademark Office, and to have the district court litigation dismissed.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

U.S. Bank Trust Company

On April 26, 2024, U.S. Bank Trust Company, in its capacity as Trustee under the Indentures for DISH DBS Corporation’s 5.75% Senior Secured Notes due 2028 and 7.75% Senior Notes due 2026, filed an action in state court in New York City against DISH DBS Corporation, DISH Network L.L.C., EchoStar Intercompany Receivable Company L.L.C., DISH DBS Issuer LLC, and DBS Intercompany Receivable L.L.C. In its complaint, the Trustee contends that certain intracompany asset transfers in January 2024 breached the Indentures for those Notes, and that the transfers were intentional and constructive fraudulent transfers under the Colorado Uniform Fraudulent Transfer Act. The Trustee seeks a declaratory judgment that DISH DBS Corporation breached the Indentures and that an Event of Default occurred under the DBS Indentures. It further asks the Court to unwind certain intracompany asset transfers and to award damages. On May 13, 2024, the defendants removed the case to the United States District Court for the Southern District of New York and, on June 28, 2024, filed a motion to dismiss the complaint. Rather than opposing the motion, on July 18, 2024, the Trustee filed a first amended complaint, which added a new declaratory judgment claim challenging certain intercompany advances and new factual allegations challenging a certification of compliance with the DBS Indentures. On January 22, 2025, with permission from the Court, the Trustee filed a second amended complaint, which added allegations regarding the debt issued by DBS SubscriberCo, a related intercompany loan, and the DIRECTV transaction.

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

On that basis, on September 22, 2023, the Defendants filed a motion seeking partial summary judgment of no damages. On September 26, 2023, the Court denied the motion as premature. On March 8, 2024, the United States filed a motion to exercise its statutory prerogative to intervene in the case for the purpose of moving to dismiss it with prejudice, stating that the case is “unlikely to vindicate the United States’ interests and would needlessly expend the Government’s and this Court’s resources.” In a report and recommendation issued on April 7, 2025, a magistrate judge recommended that the government’s motion be granted.

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

	Pay-TV	Wireless	Eliminations	Consolidated Total

	(In thousands)
For the Three Months Ended March 31, 2025
Revenue
Revenue from external customers:
Service revenue	$2,524,352	$809,607	$—	$3,333,959
Equipment sales and other revenue	13,465	162,936	—	176,401
Intersegment revenue	910	5	(915)	—
Total Revenue	2,538,727	972,548	(915)	3,510,360

Operating Expenses
Cost of services:
Programming	1,216,422	—	—	1,216,422
Connectivity services (1)	54,134	621,201	(234)	675,101
Other (2)	286,080	144,132	(417)	429,795
Total cost of services	1,556,636	765,333	(651)	2,321,318
Cost of sales - equipment and other	9,672	349,245	—	358,917
Selling, general and administrative expenses:
Subscriber acquisition costs	86,513	190,485	(31)	276,967
Selling, general and administrative expenses	156,033	78,781	(233)	234,581
Total selling, general and administrative expenses	242,546	269,266	(264)	511,548

OIBDA (3)	729,873	(411,296)	—	318,577

Depreciation and amortization	76,443	307,238	—	383,681
Total costs and expenses	1,885,297	1,691,082	(915)	3,575,464

Operating income (loss)	$653,430	$(718,534)	$—	(65,104)

Unallocated Amounts
Interest income				9,801
Interest expense, net of amounts capitalized				(197,255)
Other, net				(480)
Income (loss) before income taxes				$(253,038)

(1)	“Connectivity services” is the cost to deliver our services and products to customers, which includes, among other things, network, transport and data, cloud based service, satellite and transmission, and other related costs.
(2)	“Other” primarily consists of variable costs including call center, manufacturing, dealer incentive, bad debt, billing and other variable costs, as well as costs to retain our subscribers.
(3)	OIBDA is a non-GAAP measure and does not purport to be an alternative to operating income (loss) as a measure of operating performance. We believe this measure is useful to management, investors and other users of our financial information in evaluating operating profitability of our business segments on a more variable cost basis as it excludes the depreciation and amortization expenses related primarily to capital expenditures and acquisitions for those business segments, as well as in evaluating operating performance in relation to our competitors.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	Pay-TV	Wireless	Eliminations	Consolidated Total

	(In thousands)
For the Three Months Ended March 31, 2024
Revenue
Revenue from external customers:
Service revenue	$2,701,167	$804,265	$—	$3,505,432
Equipment sales and other revenue	25,297	109,160	—	134,457
Intersegment revenue	114	5	(119)	—
Total Revenue	2,726,578	913,430	(119)	3,639,889

Operating Expenses
Cost of services:
Programming	1,284,830	—	—	1,284,830
Connectivity services	57,197	640,567	(4)	697,760
Other	322,418	122,466	29	444,913
Total cost of services	1,664,445	763,033	25	2,427,503
Cost of sales - equipment and other	16,992	289,542	—	306,534
Selling, general and administrative expenses:
Subscriber acquisition costs	120,753	141,738	(11)	262,480
Selling, general and administrative expenses	168,743	81,896	(320)	250,319
Total selling, general and administrative expenses	289,496	223,634	(331)	512,799

OIBDA	755,645	(362,779)	187	393,053

Depreciation and amortization	85,402	281,672	—	367,074
Total costs and expenses	2,056,335	1,557,881	(306)	3,613,910

Operating income (loss)	$670,243	$(644,451)	$187	25,979

Unallocated Amounts
Interest income				12,653
Interest expense, net of amounts capitalized				(170,635)
Other, net				127,342
Income (loss) before income taxes				$(4,661)

The purchases of property and equipment, net of refunds, (including capitalized interest related to regulatory authorizations) by segment were as follows:

	Pay-TV	Wireless	Total

	(In thousands)
For the Three Months Ended March 31, 2025
Purchases of property and equipment, net of refunds (including capitalized interest related to regulatory authorizations)	$62,388	$290,218	$352,606

For the Three Months Ended March 31, 2024
Purchases of property and equipment, net of refunds (including capitalized interest related to regulatory authorizations)	$27,877	$481,002	$508,879

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Three Months Ended
	March 31,
Category:	2025	2024

	(In thousands)
Pay-TV subscriber and related revenue	$2,524,352	$2,701,179
Wireless services and related revenue	809,607	804,270
Pay-TV equipment sales and other revenue	14,375	25,399
Wireless equipment sales and other revenue	162,941	109,160
Eliminations	(915)	(119)
Total	$3,510,360	$3,639,889

11.Revenue Recognition

Contract Balances

Our allowance for credit losses were as follows:

	Pay-TV	Wireless	Total

	(In thousands)
Balance, December 31, 2024	$42,575	$28,739	$71,314
Current period provision for expected credit losses	12,725	5,126	17,851
Write-offs charged against allowance	(8,947)	(12,003)	(20,950)
Balance, March 31, 2025	$46,353	$21,862	$68,215

	Pay-TV	Wireless	Total

	(In thousands)
Balance, December 31, 2023	$35,320	$18,671	$53,991
Current period provision for expected credit losses	11,477	14,403	25,880
Write-offs charged against allowance	(12,143)	(5,626)	(17,769)
Balance, March 31, 2024	$34,654	$27,448	$62,102

Contract liabilities arise when we bill our customers and receive consideration in advance of providing the service. Contract liabilities are recognized as revenue when the service has been provided to the customer. Contract liabilities are recorded in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets.

The following table summarizes our contract liability balances:

	As of
	March 31,	December 31,
	2025	2024

	(In thousands)
Contract liabilities	$551,032	$566,118

Our beginning of period contract liability recorded as customer contract revenue during 2025 was $538 million.

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

Contract Acquisition Costs

The following table presents the activity in our contract acquisition costs, net:

	For the Three Months Ended
	March 31,
	2025	2024

	(In thousands)
Balance, beginning of period	$230,922	$287,276
Additions	48,233	52,275
Amortization expense	(54,278)	(81,454)
Balance, end of period	$224,877	$258,097

12.Related Party Transactions

Related Party Transactions with EchoStar, our Parent, and its subsidiaries.

On January 1, 2008, DISH Network completed the distribution of its technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar. Following the Spin-off, DISH Network and EchoStar operated as separate publicly-traded companies until December 31, 2023, when EchoStar completed the acquisition of DISH Network.

The following is a summary of the terms of our principal agreements with EchoStar, our parent, and its subsidiaries, that may have an impact on our financial condition and results of operations.

Sale and Transfer of Assets

Recent Transactions

Wireless Spectrum License Exchange. On March 21, 2025, we exchanged interests in our wholly-owned subsidiaries which hold certain 3.45-3.55 GHz Licenses with our parent, EchoStar, for interests in their wholly-owned subsidiaries that hold the 700 MHz, LMDS, C-Band – Cheyenne (3.7-3.98 GHz), 24 GHz, 28 GHz, 37GHz, 39GHz and 47GHz Licenses.

2024 Transactions

Sale of Assets to EchoStar. On January 10, 2024, we sold certain assets and equity interests to EchoStar, which included the sale of a financial asset (the “Sale of Assets to EchoStar”).

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Asset Transfer to EchoStar. On January 10, 2024, we transferred our wholly-owned subsidiaries that hold certain assets, including the EchoStar XXV satellite currently under construction, and our wireless spectrum licenses, including AWS-4, H-Block, CBRS (3550-3650 MHz), C-Band – Cheyenne (3.7-3.98 GHz), 12GHz (MVDDS), LMDS, 24 GHz, 28 GHz, 37GHz, 39GHz and 47GHz to EchoStar Wireless Holding L.L.C., a direct wholly-owned subsidiary of our parent, EchoStar (together with the “DISH 2021 Intercompany Loan 2026 Tranche” as defined in Note 8, the “Asset Transfer to EchoStar”).

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

For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.

“Trade accounts payable”

As of March 31, 2025 and December 31, 2024, trade accounts payable to EchoStar was $44 million and $53 million, respectively. These amounts are recorded in “Trade accounts payable” on our Condensed Consolidated Balance Sheets.

“Service revenue”

During the three months ended March 31, 2025 and 2024, we received $2 million and $1 million, respectively, for services provided to EchoStar. These amounts are recorded in “Service revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The primary agreements pertaining to these revenues are discussed below.

TT&C Agreement – Master Transaction Agreement. In September 2019, we entered into an agreement pursuant to which we provide TT&C services to EchoStar for an initial term that ended in September 2021, (the “MTA TT&C Agreement”). In September 2021, we amended the MTA TT&C Agreement to extend the term until September 2022 and added the option for EchoStar to renew for three one-year renewal terms ending in September 2025. Either party is able to terminate the MTA TT&C Agreement for any reason upon 12 months’ notice.

“Equipment sales and other revenue”

During each of the three months ended March 31, 2025 and 2024, we received $1 million for services provided to EchoStar. These amounts are recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The primary agreements pertaining to these revenues are discussed below.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Real Estate Lease Agreements. We have entered into lease agreements pursuant to which we lease certain real estate to EchoStar. The term of each lease is set forth below:

●	El Paso Lease Agreement. Effective 2012, EchoStar leases certain space from us at 1285 Joe Battle Blvd., El Paso, Texas for an initial term that ended in August 2015 and renewal options for four consecutive three-year terms ending in July 2027.

●	90 Inverness Lease Agreement. Effective March 2017, EchoStar leases certain space from us at 90 Inverness Circle East, Englewood, Colorado for an initial term that ended in February 2022 and renewal options for four consecutive three-year terms ending in February 2034.

Whidbey Island 5G Network Test Bed Subcontract. Effective June 2022, we entered into certain agreements pursuant to which we provide EchoStar access and use of a lab, technical support and integration, and testing support for the 5G network test bed. In addition, EchoStar leases certain wireless spectrum, construction and related services. EchoStar may terminate this agreement at any time by providing written notice to us.

Collocation and Antenna Space Agreements. We entered into certain agreements pursuant to which we provide certain collocation and antenna space to EchoStar. EchoStar may terminate certain of these agreements with 180 days’ prior written notice to us and for certain other agreements with prior written notice no more than 120 days but no less than 90 days prior to the end of the then-current term. The term of each agreement is set forth below:

●	Effective March 2017 for an initial term that ended in February 2022 and renewal options ending in February 2034 at the following locations: Cheyenne, Wyoming; Gilbert, Arizona; Monee, Illinois; Englewood, Colorado; and Spokane, Washington.
●	Effective August 2017 for an initial term that ended in August 2022 and renewal options ending in August 2034 at the following locations: Monee, Illinois and Spokane, Washington. In March 2024, EchoStar provided a termination notice for one of the Spokane, Washington agreements, effective April 2024.
●	Effective January 2022 for an initial term ending December 2026 and renewal options ending in December 2038 at the following location: Englewood, Colorado.
●	Effective October 2020 with renewal options ending in October 2037 at the following location: Cheyenne, Wyoming.

“Cost of services”

During each of the three months ended March 31, 2025 and 2024, we incurred $1 million of costs for services provided to us by EchoStar. These amounts are recorded in “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The primary agreements pertaining to these expenses are discussed below.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Spectrum Manager Lease Agreement. Effective January 10, 2024, we and EchoStar, on behalf of certain wholly-owned subsidiaries, entered into the Spectrum Manager Lease Agreement pursuant to which we have the right to lease the wireless spectrum licenses AWS-4, H-Block, CBRS (3550-3650 MHz), C-Band– Cheyenne (3.7-3.98 GHz), 12GHz (MVDDS), LMDS, 24 GHz, 28 GHz, 37GHz, 39GHz and 47GHz, and 700 MHz for a nominal fee. As a result of the Wireless Spectrum License Exchange (as defined in Note 9), effective March 21, 2025, we amended the Spectrum Manager Lease Agreement pursuant to which we currently have the right to lease wireless spectrum licenses AWS-4, H-Block, 12GHz (MVDDS), CBRS (3550-3650 MHz) and 3.45-3.55 GHz for a nominal fee. Under the applicable accounting guidance in Accounting Standards Codification 842, Leases (“ASC 842”), these wireless spectrum licenses are intangible assets, and therefore excluded from the scope of ASC 842 and are not reflected on our Condensed Consolidated Balance Sheets as right-of-use assets and lease liabilities. We have the right to use the wireless spectrum licenses for as long as EchoStar holds the licenses, subject to certain termination provisions.

Hughes Broadband Distribution Agreement. Effective October 2012, we and EchoStar entered into a Distribution Agreement (the “Distribution Agreement”) pursuant to which we have the right, but not the obligation, to market, sell and distribute the EchoStar satellite Internet service (the “Service”) and to purchase certain broadband equipment from EchoStar to support the sale of the Service for an extended initial term that ended March 1, 2024. Thereafter, the Distribution Agreement automatically renews for successive one year terms unless either party gives written notice of its intent not to renew to the other party at least 180 days before the expiration of the then-current term. Upon expiration or termination of the Distribution Agreement, the parties will continue to provide the Service pursuant to the terms and conditions of the Distribution Agreement.

Hughes Equipment and Services Agreement.  In February 2019, we and EchoStar entered into an agreement pursuant to which EchoStar will provide us with satellite Internet service and equipment for the transmission of certain data related to our 5G Network.  This agreement had an initial term that ended February 2024 with automatic renewal for successive one-year terms unless terminated by us with at least 180 days’ written notice to EchoStar or by EchoStar with at least 365 days’ written notice to us.

“Selling, general and administrative expenses”

During each of the three months ended March 31, 2025 and 2024, we incurred $5 million for selling, general and administrative expenses for services provided to us by EchoStar. These amounts are recorded in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The primary agreements pertaining to these expenses are discussed below.

Real Estate Lease Agreements. We have entered into lease agreements pursuant to which we lease certain real estate from EchoStar. The term of each lease is set forth below:

●	Meridian Lease Agreement. We lease all of 9601 S. Meridian Blvd. in Englewood, Colorado. This lease automatically renews on a month-to-month basis unless either party gives written notice of its intent not to renew to the other party.

●	100 Inverness Lease Agreement. Effective March 2017, we leased certain space from EchoStar at 100 Inverness Terrace East, Englewood, Colorado. This lease terminated in August 2024.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Professional Services Agreement. Effective January 2010, we and EchoStar entered into the Professional Services Agreement, pursuant to which EchoStar has the right, but not the obligation, to receive the following services from us, among others: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services. Additionally, we and EchoStar agreed that we shall continue to have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for us and receive logistics, procurement and quality assurance services from EchoStar and other support services. In February 2017 and in September 2019, we and EchoStar amended the Professional Services Agreement to, among other things, provide certain transition services to each other. The Professional Services Agreement renews automatically for successive one-year periods, unless terminated earlier by either party upon at least 60 days’ notice. However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days’ notice.

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

In light of the Tax Sharing Agreement, among other things, and in connection with our consolidated federal income tax returns for certain tax years prior to and for the year of the Spin-off, during 2013, we and EchoStar agreed upon a supplemental allocation of the tax benefits arising from certain tax items resolved in the course of the IRS’ examination of these consolidated tax returns. As a result, we agreed to pay EchoStar $82 million of the tax benefit we received or will receive. Any payment to EchoStar, including accrued interest, will be made at such time as EchoStar would have otherwise been able to realize such tax benefit. As of March 31, 2025, we have paid $13 million of the tax benefit received, leaving $69 million remaining to be paid.

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

Hughes Broadband Master Services Agreement.  In March 2017, we and EchoStar entered into the Master Services Agreement (“MSA”) pursuant to which we, among other things: (i) have the right, but not the obligation, to market, promote and solicit orders for the EchoStar satellite Internet service and related equipment; and (ii) install service equipment with respect to activations we generate. Payments from EchoStar for services provided are recorded in “Service revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). For the three months ended March 31, 2025 and 2024, these payments were $1 million and less than $1 million, respectively. The MSA had an initial term that ended March 2022 with automatic renewal for successive one-year terms. Either party has the ability to terminate the MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party.  Upon expiration or termination of the MSA, EchoStar will continue to provide the satellite Internet service to subscribers and make certain payments to us pursuant to the terms and conditions of the MSA. For each of the three months ended March 31, 2025 and 2024, we purchased zero broadband equipment from EchoStar under the MSA.

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

Related Party Transactions with CONX Corp.

CONX Corp. (“CONX”) is an entity partially owned by Charles W. Ergen, our Chairman (“CONX”). On May 1, 2024, we entered into an agreement to lease a commercial real estate property in Littleton, Colorado, comprising the corporate headquarters of DISH Wireless, from CONX for an initial 10 year term. During the three months ended March 31, 2025, we recorded $1 million for this lease in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

The table below summarizes our transactions with NagraStar:

	For the Three Months Ended
	March 31,
	2025	2024

	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$7,201	$8,602

	As of
	March 31,	December 31,
	2025	2024

	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$4,749	$5,569
Commitments to NagraStar	$547	$883

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

You should read the following Management’s Narrative Analysis of our Results of Operations together with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q. This management’s narrative analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2024 and this Quarterly Report on Form 10-Q under the caption “Item 1A. Risk Factors.” Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation to update any forward-looking statements.

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

Our Wireless segment provides wireless communication services (“Wireless” services) and products. We currently offer our Wireless services for 5G voice over new radio (“5G VoNR”) to over 222 million Americans and for 5G broadband service to over 269 million Americans, as well as a competitive portfolio of wireless devices. We offer customers value by providing choice and flexibility in our Wireless services. We offer competitive consumer plans with no annual service contracts and device financing arrangements for certain qualified subscribers.

Our Wireless segment business strategy is to expand our current target segments and profitably grow our Wireless subscriber base and commercialize and grow customer traffic on our 5G Network, defined below. We intend to grow our Wireless subscriber base by acquiring and retaining high quality subscribers with competitive offers, choice and outstanding customer service that better meet those subscribers’ needs and budget.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

We are currently operating primarily as a mobile virtual network operator (“MVNO”) as we continue to commercialize our Wireless spectrum licenses through the completion of the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G VoNR and broadband network (our “5G Network”) and grow customer traffic on our 5G Network. We are transitioning to a mobile network operator (“MNO”) as our 5G Network has become commercially available and we grow customer traffic on our 5G Network. We are currently activating Boost Mobile subscribers with compatible devices onto our 5G Network in markets where we have reached 5G VoNR. We currently offer a broad range of premium wireless devices on our 5G Network, including the Apple iPhone 15 and newer generation iPhones, as well as a wide selection of Samsung, Motorola and other premium devices. We have deployed 5G VoNR covering over 222 million Americans. Within our MVNO operations, today we depend in part on T-Mobile and AT&T to provide us with network services under the amended Master Network Services Agreement (“MNSA”) and Network Services Agreement (the “NSA”), respectively.

We have committed to the FCC to deploy a facilities-based 5G broadband network capable of serving increasingly larger portions of the U.S. population at different deadlines. In September 2024, the FCC conditionally granted our requests to extend the 5G deployment deadlines for certain of our Wireless spectrum licenses based on several commitments and in a January 10, 2025 filing to the FCC, we certified to meeting the accelerated buildout (Commitments #2 and #3 of the Extension Request) and the nationwide 80% coverage obligations (Commitment #1 of the Extension Request) due by December 31, 2024. Thus, pursuant to the Extension Request, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be extended to December 14, 2026. In addition, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be further extended to June 14, 2028 as long as we satisfy the remaining Extension Request commitments. See Note 9 in the Notes to our Condensed Consolidated Financial Statements for definitions and further details.

Economic Environment

During 2024 and the first three months of 2025, we experienced inflationary pressures in our commodity and labor costs resulting from the macroeconomic environment in the United States, which has impacted our overall operating results. In addition, changes in trade policies, including, but not limited to, tariffs and other restrictions, could increase, among other things, our costs, disrupt our supply chain and negatively affect our business, operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

Operational Liquidity

We make general investments in property such as, among others, satellites, wireless devices, set-top boxes, information technology and facilities that support our Pay-TV and Wireless segments.  For some of these investments, changes in trade policies, including, but not limited to, tariffs and other restrictions, could increase, among other things, our costs, disrupt our supply chain and negatively affect our business, operations and financial condition. We are also making significant additional investments and may partner with others to, among other things, continue our 5G Network deployment and further commercialize, build-out and integrate our Wireless spectrum licenses and related assets. Moreover, since we are primarily a subscriber-based company, we also make subscriber-specific investments to acquire new subscribers and retain existing subscribers.  While the general investments may be deferred without impacting the business in the short-term, the subscriber-specific investments are less discretionary.  Our overall objective is to generate sufficient cash flow over the life of each subscriber to provide an adequate return against the upfront investment.  Once the upfront investment has been made for each subscriber, the subsequent cash flow is generally positive, but there can be no assurance that over time we will recoup or earn a return on the upfront investment.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

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

Finally, our future cash flow is impacted by, among other things, the rate at which we complete our 5G Network, incur litigation expense, make cash interest payments, and any cash flow from financing activities. We anticipate operating expenditures for our 5G Network to increase for 2025 as we continue to, among other things, deploy cell sites and communication towers to continue to commercialize our 5G Network. We expect our capital expenditures may decrease in the near term. However, as we prepare for our next build-out requirement deadlines, we expect our capital expenditures to increase as we approach these deadlines. As a result, our historical cash flow is not necessarily indicative of our future cash flows. As of March 31, 2025, we experienced negative cash flow. We expect that this trend will continue in 2025 and in future periods. In addition, declines in our Pay-TV and Wireless subscriber base and any decrease in subscriber-related margins negatively impact our cash flow, and there can be no assurance that our subscriber declines for some if not all of our segments will not continue.

Future Capital Requirements

We expect to fund our future working capital, capital expenditures, other investments and debt service requirements for the next twelve months from cash generated from operations, existing restricted and unrestricted cash, cash equivalents and marketable investment securities balances, contributions or intercompany loans from our parent, EchoStar, and cash generated through raising additional capital. We do not currently have cash, cash equivalents, marketable investment securities balances and/or projected future cash flows to fully fund our 2026 debt maturities. We will need to refinance or restructure all or a portion of such obligations prior to maturity.

We may need to make significant additional investments to, among other things, continue our 5G Network deployment and further commercialize, build-out and integrate our Wireless spectrum licenses and related assets. The amount of capital required to fund our future working capital, capital expenditure and other investment needs varies and we will need to raise additional capital, depending on, among other things, the rate at which we complete our 5G Network, the potential purchase of additional wireless spectrum licenses and the rate at which we acquire new subscribers and the cost of subscriber acquisition and retention. Certain of our capital expenditures for 2025 are expected to be driven by the rate of our 5G Network deployment as well as costs associated with subscriber premises equipment. These expenditures are necessary for our 5G Network deployment as well as to operate and maintain our DISH TV services. Consequently, we consider certain of them to be non-discretionary.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Our capital expenditures vary depending on, among other things, the number of satellites leased or under construction at any point in time and could increase materially as a result of increased competition, significant satellite failures or economic weakness and uncertainty. Our DISH TV subscriber base has been declining and there can be no assurance that our DISH TV subscriber base will not continue to decline and that the pace of such decline will not accelerate. In the event that our DISH TV subscriber base continues to decline, it will have a material adverse long-term effect on our cash flow.

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

Debt Issuances and Maturity

EchoStar 2024 Intercompany Loan

During the three months ended March 31, 2025, we borrowed an addition principal amount of $710 million under the EchoStar 2024 Intercompany Loan. The EchoStar 2024 Intercompany Loan matures on November 30, 2030. Interest accrues at an annual rate of 11.50% and is payable monthly.

Term Loan Due 2025

During the three months ended March 31, 2025, we redeemed approximately $167 million of our Term Loan Due 2025. The remaining balance of approximately $333 million is paid monthly and the final payment is due September 30, 2025. We expect to fund this obligation from our current restricted and unrestricted cash, cash equivalents and marketable investment securities balances on hand and/or projected future cash flows.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

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

Operating income before depreciation and amortization (“OIBDA”).  OIBDA is defined as “Operating income (loss)” plus “Depreciation and amortization.”  This non-GAAP measure is reconciled to “Operating income (loss)” in our discussion of “Results of Operations” below.

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

Government subsidized wireless subscribers and other wireless subscribers (“Government subsidized subscribers”). Our Government subsidized subscribers have different subscriber economics than our core Wireless subscribers, including a significantly higher churn rate and lower subscriber acquisition costs. Therefore, our Government subsidized subscriber additions are recorded net of disconnects. Our Government subsidized subscriber count includes Wireless subscribers that participate or participated in government subsidized programs, including the ACP program and Lifeline program, defined below, and other subscribers acquired under the Gen Mobile brand. The Affordable Connectivity Program (“ACP”) was a federal program offering broadband services and devices discounts to help low-income individuals that meet certain eligibility criteria. The ACP program funding concluded on June 1, 2024. The Lifeline Program is a federal program offering broadband services discounts to help low-income individuals that meet certain eligibility criteria. Certain states also offer a separate Lifeline program.

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

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

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

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Segments

Business Segments

We currently operate two primary business segments: (1) Pay-TV and (2) Wireless. Revenue and operating income (loss) by segment are shown in the table below:

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024.

	For the Three Months Ended
	March 31,		Variance
	2025	2024	Amount	%

	(In thousands)
Revenue:
Pay-TV	$2,538,727	$2,726,578	$(187,851)	(6.9)
Wireless	972,548	913,430	59,118	6.5
Eliminations	(915)	(119)	(796)	*
Total revenue	$3,510,360	$3,639,889	$(129,529)	(3.6)

Operating income (loss):
Pay-TV	$653,430	$670,243	$(16,813)	(2.5)
Wireless	(718,534)	(644,451)	(74,083)	(11.5)
Eliminations	—	187	(187)	*
Total operating income (loss)	$(65,104)	$25,979	$(91,083)	*

*Percentage is not meaningful

Total revenue. Our consolidated revenue totaled $3.510 billion for the three months ended March 31, 2025, a decrease of $130 million or 3.6% compared to the same period in 2024. The net decrease primarily resulted from the decrease in revenue from our Pay-TV segment, partially offset by the increase in revenue from our Wireless segment.

Total operating income (loss). Our consolidated operating loss totaled $65 million for the three months ended March 31, 2025, compared to income of $26 million during the same period in 2024. This change primarily resulted from an increase in operating loss from our Wireless segment and a decrease in operating income from our Pay-TV segment.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Pay-TV Segment

We offer Pay-TV services under the DISH brand and the SLING brand. As of March 31, 2025, we had 7.397 million Pay-TV subscribers in the United States, including 5.503 million DISH TV subscribers and 1.894 million SLING TV subscribers.

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

Mergers and acquisitions, joint ventures and alliances among cable television providers, telecommunications companies, programming providers and others may result in, among other things, greater scale and financial leverage and increase the availability of offerings from providers capable of bundling video, broadband and/or wireless services in competition with our services and may exacerbate the risks described under the caption “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 and elsewhere in our public filings. These transactions may affect us adversely by, among other things, making it more difficult for us to obtain access to certain programming networks on nondiscriminatory and fair terms, or at all.

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

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

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

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Pay-TV Segment

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024.

	For the Three Months Ended
	March 31,		Variance
Statements of Operations Data	2025	2024	Amount	%

	(In thousands)
Revenue:
Service revenue	$2,524,352	$2,701,179	$(176,827)	(6.5)
Equipment sales and other revenue	14,375	25,399	(11,024)	(43.4)
Total revenue	2,538,727	2,726,578	(187,851)	(6.9)

Costs and expenses:
Cost of services	1,556,636	1,664,445	(107,809)	(6.5)
% of Service revenue	61.7%	61.6%
Cost of sales - equipment and other	9,672	16,992	(7,320)	(43.1)
Selling, general and administrative expenses	242,546	289,496	(46,950)	(16.2)
% of Total revenue	9.6%	10.6%
Depreciation and amortization	76,443	85,402	(8,959)	(10.5)
Total costs and expenses	1,885,297	2,056,335	(171,038)	(8.3)

Operating income (loss)	$653,430	$670,243	$(16,813)	(2.5)

Other data:
Pay-TV subscribers, as of period end (in millions)	7.397	8.178	(0.781)	(9.6)
DISH TV subscribers, as of period end (in millions)	5.503	6.258	(0.755)	(12.1)
SLING TV subscribers, as of period end (in millions)	1.894	1.920	(0.026)	(1.4)
Pay-TV subscriber additions (losses), net (in millions)	(0.381)	(0.348)	(0.033)	(9.5)
DISH TV subscriber additions (losses), net (in millions)	(0.183)	(0.213)	0.030	14.1
SLING TV subscriber additions (losses), net (in millions)	(0.198)	(0.135)	(0.063)	(46.7)
Pay-TV ARPU	$110.64	$107.38	$3.26	3.0
DISH TV subscriber additions, gross (in millions)	0.046	0.079	(0.033)	(41.8)
DISH TV churn rate	1.36%	1.53%	(0.17)%	(11.1)
DISH TV SAC	$1,149	$1,054	$95	9.0
Purchases of property and equipment, net of refunds	$62,388	$27,877	$34,511	*
OIBDA	$729,873	$755,645	$(25,772)	(3.4)

*  Percentage is not meaningful.

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 183,000 net DISH TV subscribers during the three months ended March 31, 2025 compared to the loss of approximately 213,000 net DISH TV subscribers during the same period in 2024. This decrease in net DISH TV subscriber losses primarily resulted from a lower DISH TV churn rate, partially offset by lower gross new DISH TV subscriber activations.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

SLING TV subscribers. We lost approximately 198,000 net SLING TV subscribers during the three months ended March 31, 2025 compared to the loss of approximately 135,000 net SLING TV subscribers during the same period in 2024. The increase in net SLING TV subscriber losses was primarily related to lower SLING TV subscriber activations due to our emphasis on acquiring higher quality subscribers and higher SLING TV subscriber disconnects in 2025. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers, many of which are providers of our content and offer football and other seasonal sports programming direct to subscribers on an a la carte basis.

DISH TV subscribers, gross. During the three months ended March 31, 2025, we activated approximately 46,000 gross new DISH TV subscribers compared to approximately 79,000 gross new DISH TV subscribers during the same period in 2024, a decrease of 41.8%. This decrease in our gross new DISH TV subscriber activations was primarily related to lower marketing expenditures, the lack of demand and shifting consumer behavior, as well as increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers and direct-to-consumer offerings by certain of our programmers. Our gross new DISH TV subscriber activations continue to be negatively impacted by an emphasis on acquiring higher quality subscribers.

DISH TV churn rate. Our DISH TV churn rate for the three months ended March 31, 2025 was 1.36% compared to 1.53% for the same period in 2024. Our DISH TV churn rate for the three months ended March 31, 2025 was positively impacted by our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, cord cutting, shifting consumer behavior and increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, our ability to control piracy and other forms of fraud and the level of our retention efforts.

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

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Service revenue. “Service revenue” totaled $2.524 billion for the three months ended March 31, 2025, a decrease of $177 million or 6.5% compared to the same period in 2024. The decrease in “Service revenue” compared to the same period in 2024 was primarily related to lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU, discussed below.

Pay-TV ARPU. Pay-TV ARPU was $110.64 during the three months ended March 31, 2025 versus $107.38 during the same period in 2024. The $3.26 or 3.0% increase in Pay-TV ARPU was primarily attributable to the DISH TV and SLING TV programming price increases. The DISH TV and SLING TV programming package price increases were effective in the third and fourth quarter of 2024.

Cost of services. “Cost of services” totaled $1.557 billion during the three months ended March 31, 2025, a decrease of $108 million or 6.5% compared to the same period in 2024. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base, partially offset by higher programming costs per subscriber. Programming costs per subscriber increased during the three months ended March 31, 2025 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. “Cost of services” represented 61.7% and 61.6% of “Service revenue” during the three months ended March 31, 2025 and 2024, respectively.

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

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $243 million during the three months ended March 31, 2025, a $47 million or 16.2% decrease compared to the same period in 2024. This change was primarily driven by a decrease in subscriber acquisition costs resulting from lower marketing expenditures and lower gross new DISH TV subscriber activations and a decrease in personnel costs.

Depreciation and amortization. “Depreciation and amortization” expense totaled $76 million during the three months ended March 31, 2025, a $9 million or 10.5% decrease compared to the same period in 2024. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers and the expiration of our Nimiq 5 finance lease in September 2024.

DISH TV SAC.  DISH TV SAC was $1,149 during the three months ended March 31, 2025 compared to $1,054 during the same period in 2024, an increase of $95 or 9.0%.  This change was primarily attributable to a higher percentage of new receivers being activated on new subscriber accounts, higher commission costs due to our emphasis on acquiring higher quality subscribers and higher installation costs.

During each of the three months ended March 31, 2025 and 2024, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $7 million.

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

Our Wireless segment provides Wireless communication services and products. We currently offer our Wireless services for 5G VoNR to over 222 million Americans and for 5G broadband service to over 269 million Americans, as well as a competitive portfolio of wireless devices. We offer nationwide Wireless services to subscribers primarily under our Boost Mobile and Gen Mobile brands.

We are currently operating primarily as an MVNO as we continue to commercialize and grow customer traffic on our 5G Network. We are transitioning to an MNO as our 5G Network has become commercially available and we grow customer traffic on our 5G Network. We are currently activating Boost Mobile subscribers with compatible devices onto our 5G Network in markets where we have reached 5G VoNR. We currently offer a broad range of premium wireless devices on our 5G Network, including the Apple iPhone 15 and newer generation iPhones, as well as a wide selection of Samsung, Motorola and other premium devices. We have deployed 5G VoNR covering over 222 million Americans. Within our MVNO operations, today we depend in part on T-Mobile and AT&T to provide us with network services under the MNSA and NSA, respectively. As of March 31, 2025, we had 7.145 million Wireless subscribers.

Currently, we offer Wireless subscribers competitive consumer plans with no annual service contracts and monthly service plans including high-speed data and unlimited talk and text. We also offer a variety of value-added services, including, but not limited to, device payment and protection plans, international calling and text plans, and device financing arrangements for certain qualified subscribers.

ACP Subscribers. A portion of our Wireless subscriber base and revenue was comprised of subscribers who received benefits under the ACP program. The FCC began taking steps to wind down the ACP program and stopped accepting new applications and enrollments on February 7, 2024. Households enrolled in the ACP program continued to receive the benefit on their service through April 2024. In May 2024, households received a partial benefit and on June 1, 2024 the ACP program funding concluded and households no longer received their benefit. Although we implemented plans to retain and/or migrate these subscribers to lower priced service plans, these subscribers began deactivating in the second and third quarters of 2024. As of December 31, 2024, we had no Wireless ACP subscribers. Generally, ACP subscribers have lower Wireless ARPU than other Wireless subscribers and as a result, any loss of ACP subscribers had a nominal impact on pre-tax net income.

We initially invested a total of over $30 billion in Wireless spectrum licenses, and a portion of these licenses were included in the Wireless Spectrum License Exchange and the Sale and Transfer of Assets to EchoStar. We currently have $24 billion of investments related to Wireless spectrum licenses, which does not include $7 billion of capitalized interest related to the carrying value of such licenses. See Note 2, Note 9 and Note 12 in the Notes to our Condensed Consolidated Financial Statements for further information. We continue to commercialize our Wireless spectrum licenses through the completion of our 5G Network. We have committed to the FCC to deploy a facilities-based 5G broadband network capable of serving increasingly larger portions of the U.S. population at different deadlines.

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

Our Wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. In September 2024, the FCC conditionally granted our requests to extend the 5G deployment deadlines for certain of our Wireless spectrum licenses based on several commitments and in a January 10, 2025 filing to the FCC, we certified to meeting the accelerated buildout (Commitments #2 and #3 of the Extension Request) and the nationwide 80% coverage obligations (Commitment #1 of the Extension Request) due by December 31, 2024. Thus, pursuant to the Extension Request, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be extended to December 14, 2026. In addition, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be further extended to June 14, 2028 as long as we satisfy the remaining Extension Request commitments. See Note 9 in the Notes to our Condensed Consolidated Financial Statements for definitions and further details.

We may need to make significant additional investments or partner with others to, among other things, continue our 5G Network deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as we continue our 5G Network deployment, we have and may continue to incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure, software and third-party integration. As a result of these investments, among other factors, we will need to raise additional capital, which may not be available on favorable terms or at all. We may also determine that additional wireless spectrum licenses may be required for our 5G Network deployment, which will enhance our ability to compete effectively with other wireless service providers.

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

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS –Wireless Segment

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024.

	For the Three Months Ended
	March 31,		Variance
Statements of Operations Data	2025	2024	Amount	%

	(In thousands)
Revenue:
Service revenue	$809,607	$804,270	$5,337	0.7
Equipment sales and other revenue	162,941	109,160	53,781	49.3
Total revenue	972,548	913,430	59,118	6.5

Costs and expenses:
Cost of services	765,333	763,033	2,300	0.3
% of Service revenue	94.5%	94.9%
Cost of sales - equipment and other	349,245	289,542	59,703	20.6
Selling, general and administrative expenses	269,266	223,634	45,632	20.4
% of Total revenue	27.7%	24.5%
Depreciation and amortization	307,238	281,672	25,566	9.1
Total costs and expenses	1,691,082	1,557,881	133,201	8.6

Operating income (loss)	$(718,534)	$(644,451)	$(74,083)	(11.5)

Other data:
Wireless subscribers, as of period end (in millions)	7.145	7.297	(0.152)	(2.1)
Wireless subscriber additions, gross (in millions)	0.657	0.580	0.077	13.3
Wireless subscriber additions (losses), net (in millions) **	0.150	(0.081)	0.231	*
Wireless ARPU	$37.89	$36.69	$1.20	3.3
Wireless churn rate	2.83%	3.05%	(0.22)%	(7.2)
Purchases of property and equipment, net of refunds	$163,936	$387,702	$(223,766)	(57.7)
OIBDA	$(411,296)	$(362,779)	$(48,517)	(13.4)

*  Percentage is not meaningful.

** Includes Government subsidized subscribers.

Wireless subscribers. We added approximately 150,000 net Wireless subscribers during the three months ended March 31, 2025 compared to the loss of approximately 81,000 net Wireless subscribers during the same period in 2024. The change in net Wireless subscribers primarily resulted from a lower Wireless churn rate, higher net Government subsidized subscribers and higher gross new Wireless subscriber activations compared to the same period in 2024. In addition, the three months ended March 31, 2024 was negatively impacted by net losses of Government subsidized subscribers as a result of the ACP program no longer accepting new applications and/or enrollments as of February 7, 2024. See “Wireless Segment – ACP Subscribers” for further information.

Wireless subscribers, gross. During the three months ended March 31, 2025, we activated approximately 657,000 gross new Wireless subscribers compared to approximately 580,000 gross new Wireless subscribers during the same period in 2024, an increase of 13.3%. This increase in gross new Wireless subscribers primarily resulted from higher marketing expenditures, new subscriber offers and promotions and growth in digital channels. Our gross new Wireless subscribers continue to be negatively impacted by our emphasis on acquiring and retaining higher quality subscribers and increased competitive pressures, including aggressive competitor marketing, discounted service plans and deeper wireless device subsidies.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Wireless churn rate. Our Wireless churn rate for the three months ended March 31, 2025 was 2.83% compared to 3.05% for the same period in 2024. Our Wireless churn rate for the three months ended March 31, 2025 was positively impacted by our emphasis on acquiring and retaining higher quality subscribers, partially offset by competitive pressures, including deeper wireless device subsidies.

Service revenue. “Service revenue” totaled $810 million for the three months ended March 31, 2025, an increase of $5 million or 0.7% compared to the same period in 2024. The increase in “Service revenue” compared to the same period in 2024 was primarily related to an increase in Wireless ARPU, discussed below, partially offset by a lower average Wireless subscriber base.

Wireless ARPU. Wireless ARPU was $37.89 during the three months ended March 31, 2025 versus $36.69 during the same period in 2024. The $1.20 or 3.3% increase in Wireless ARPU was primarily attributable to, among other things, a shift in subscriber plan mix to higher priced service plans and increased sales of value added services.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $163 million for the three months ended March 31, 2025, an increase of $54 million or 49.3% compared to the same period in 2024. The increase in “Equipment sales and other revenue” compared to the same period in 2024 was primarily related to an increase in units shipped and wireless devices with higher revenue per unit shipped due to unit mix. During the three months ended March 31, 2025, we shipped a higher percentage of devices that are compatible with our 5G Network and other devices that have a higher revenue per unit.

Cost of services. “Cost of services” totaled $765 million for the three months ended March 31, 2025, an increase of $2 million compared to the same period in 2024. The increase in “Cost of services” compared to the same period in 2024 was primarily attributable to an increase in lease expense on communication towers, transport and other related costs for our 5G Network, partially offset by a lower average Wireless subscriber base and lower network services costs per subscriber.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $349 million for the three months ended March 31, 2025, an increase of $60 million or 20.6% compared to the same period in 2024. The increase in “Cost of sales – equipment and other” compared to the same period in 2024 was primarily resulted from an increase in units shipped and wireless devices with higher costs per unit shipped due to unit mix, partially offset by higher vendor rebates. During the three months ended March 31, 2025, we shipped a higher percentage of devices that are compatible with our 5G Network and other devices that have a higher cost per unit.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $269 million during the three months ended March 31, 2025, a $46 million or 20.4% increase compared to the same period in 2024. This increase was primarily driven by higher marketing expenditures.

Depreciation and amortization. “Depreciation and amortization” expense totaled $307 million during the three months ended March 31, 2025, a $26 million or 9.1% increase compared to the same period in 2024. This change was primarily driven by an increase in depreciation and amortization expense related to 5G Network assets being placed in service during 2024. This increase was partially offset by a decrease in amortization expense from subscriber relationships related to the Boost Mobile acquisition in 2020, which became fully amortized during the second quarter of 2024.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

OTHER CONSOLIDATED RESULTS

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024.

	For the Three Months Ended
	March 31,		Variance
Statements of Operations Data	2025	2024	Amount	%

	(In thousands)
Operating income (loss)	$(65,104)	$25,979	$(91,083)	*

Other income (expense):
Interest income	9,801	12,653	(2,852)	(22.5)
Interest expense, net of amounts capitalized	(197,255)	(170,635)	(26,620)	(15.6)
Other, net	(480)	127,342	(127,822)	*
Total other income (expense)	(187,934)	(30,640)	(157,294)	*

Income (loss) before income taxes	(253,038)	(4,661)	(248,377)	*
Income tax (provision) benefit, net	63,543	(5,570)	69,113	*
Effective tax rate	25.1%	(119.5)%
Net income (loss)	(189,495)	(10,231)	(179,264)	*
Less: Net income (loss) attributable to noncontrolling interests, net of tax	34	3,648	(3,614)	(99.1)
Net income (loss) attributable to DISH Network	$(189,529)	$(13,879)	$(175,650)	*

*  Percentage is not meaningful.

Interest income. “Interest income” totaled $10 million during the three months ended March 31, 2025, a decrease of $3 million compared to the same period in 2024. This decrease primarily resulted from lower average cash and marketable investment securities balances and lower percentage returns earned on our cash and marketable investment securities during the three months ended March 31, 2025.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $197 million during the three months ended March 31, 2025, an increase of $27 million compared to the same period in 2024. This increase primarily resulted from a debt issuance in the third quarter of 2024 and the EchoStar 2024 Intercompany Loan, partially offset by the redemption of debt that matured in March and November 2024 and the extinguishment of our convertible notes in the fourth quarter of 2024. In addition, the three months ended March 31, 2025 was positively impacted by a $46 million increase in capitalized interest compared to the same period in 2024 due to a higher capitalization rate. See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Income tax (provision) benefit, net. Our income tax benefit was $64 million during the three months ended March 31, 2025, compared to a provision of $6 million during the same period in 2024. The change was primarily related to a decrease in “Income (loss) before income taxes” and the change in our effective tax rate. Our effective tax rate during the three months ended March 31, 2024 was impacted by federal and state valuation allowances.

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

For the Three Months Ended March 31, 2025	Pay-TV	Wireless	Eliminations	Consolidated

	(In thousands)
Segment operating income (loss)	$653,430	$(718,534)	$—	$(65,104)
Depreciation and amortization	76,443	307,238	—	383,681
OIBDA	$729,873	$(411,296)	$—	$318,577

For the Three Months Ended March 31, 2024

Segment operating income (loss)	$670,243	$(644,451)	$187	$25,979
Depreciation and amortization	85,402	281,672	—	367,074
OIBDA	$755,645	$(362,779)	$187	$393,053

The changes in OIBDA during the three months ended March 31, 2025, compared to the same period in 2024, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

Item 1A.  RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2024 includes a detailed discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Changes in trade policies, including, but not limited to, tariffs and other restrictions, could increase, among other things, our costs, disrupt our supply chain and negatively affect our business, operations and financial condition.

We depend on suppliers, including suppliers with manufacturing in China and other countries, for various materials in our 5G Network, satellite and related infrastructure, Pay-TV and Wireless businesses. Changes in U.S. or foreign trade policies, including, but not limited to, new or increased tariffs, export controls, trade restrictions or sanctions, have resulted, and may continue to result, in higher costs for the wireless devices and other equipment we procure.

Supply chain disruptions, customs delays, new compliance requirements and other challenges may cause delays in deploying network infrastructure and customer equipment, increase our operational expenses, and impact our ability to meet customer demand. Although we attempt to mitigate these risks through alternative sourcing and operational efficiencies, these efforts may not be successful or sufficient.

If we are unable to pass increased costs to customers without negatively impacting demand, or offset them through other measures, our business, financial condition and results of operations could be materially adversely affected.

Item 6.EXHIBITS

Exhibits.

31.1◻	Section 302 Certification of Chief Executive Officer.

31.2◻	Section 302 Certification of Chief Financial Officer.

32.1◻	Section 906 Certification of Chief Executive Officer.

32.2◻	Section 906 Certification of Chief Financial Officer.

101◻

The following materials from the Quarterly Report on Form 10-Q of DISH Network for the quarter ended March 31, 2025 filed on May 13, 2025, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Stockholder’s Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

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

Date:  May 13, 2025