Form 10-Q
period 2025-06-30
DISH Network CORP
filed 2025-08-07
CIK 1001082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025.

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

As of July 31, 2025, the registrant’s outstanding common stock consisted of 1,000 shares of common stock, $0 par value per share.

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

SUMMARY OF RISK FACTORS

Risks Relating to the Pending FCC Review

●	In response to the uncertainty created by the FCC inquiries, we and our parent, EchoStar, may take one or more significant actions in order to protect our interests in the Wireless Licenses and other assets held by us and EchoStar, which actions could negatively impact your investment.

●	The FCC’s review of our and our parent EchoStar’s compliance with network build-out requirements could lead to the loss or impairment of certain of our existing spectrum licenses.

Competition and Economic Risks

●	We face intense and increasing competition from providers of video, broadband and/or wireless services. Changing consumer behavior and new technologies in our Pay-TV and/or Wireless business may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.

●	We face certain risks competing in the wireless services industry and operating a facilities-based wireless services business.

●	Our pay-TV competitors may be able to leverage their relationships with programmers to reduce their programming costs and/or offer exclusive content that will place them at a competitive advantage to us.

●	Through the MNSA and the NSA, we depend in part on T-Mobile and AT&T to provide network services to our Wireless subscribers. Our failure to effectively manage these relationships, including without limitation, our minimum commitments, any system failure in their wireless networks, interruption in the services provided to us, and/or the termination of the MNSA or the NSA could have a material adverse effect on our business, financial condition and results of operations.

i

●	We compete with the MNOs whose networks we partially rely on to provide wireless services to our customers, and they may seek to limit, reduce or terminate our network access to the extent that it becomes competitively advantageous to do so.

●	If we are unable to take advantage of technological developments on a timely basis, or at all, we may experience a decline in demand for our services or face challenges in implementing or evolving our business strategy.

Operational and Service Delivery Risks

●	Any deterioration in our operational performance, subscriber activations and churn rate and subscriber satisfaction could adversely affect our business, financial condition and results of operations.

●	We depend on others to provide the programming that we offer to our Pay-TV subscribers and, if we fail to obtain or lose access to certain programming, our Pay-TV subscriber activations and our subscriber churn rate may be negatively impacted.

●	We have limited satellite capacity and any failures or reduced capacity, caused by, among other things, operational and environmental risks, could adversely affect our business, financial condition and results of operations.

●	Extreme weather may result in risk of damage to our infrastructure and therefore our ability to provide services, and may lead to changes in federal, state and foreign government regulation, all of which could materially and adversely affect our business, results of operations and financial condition.

●	We rely on a single vendor or a limited number of vendors to provide certain key products or services to us, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.

●	Changes in trade policies, including, but not limited to, tariffs and other restrictions, could increase, among other things, our costs, disrupt our supply chain and negatively affect our business, operations and financial condition.

●	We depend on independent third parties to solicit orders for our services that represent a meaningful percentage of our total gross new subscriber activations.

Risks Related to our Human Capital

●	We rely on highly skilled personnel for our business, and any inability to hire and retain key personnel or to hire qualified personnel may negatively affect our business, financial condition and results of operations.

●	Our business growth and customer retention strategies rely in part on the work of technically skilled employees.

Risks Related to our Products and Technology

●	Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.

●	We are, and may become, party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.

ii

●	If our products contain defects, we could be subject to significant costs to correct such defects and our product and network service contracts could be delayed or cancelled, which could adversely affect our revenue.

Risks Related to Cybersecurity

●	We have experienced and may experience in the future consistent cyber-attacks and attempts to gain unauthorized access to our systems and any failure or inadequacy of our information technology infrastructure and communications systems or those of third parties that we use in our operations could disrupt or harm our business.

●	The confidentiality, integrity, and availability of our services and products depends on the continuing operation of our information technology and other enabling systems.

Acquisition and Capital Structure Risks

●	We currently do not have the necessary cash on hand, projected future cash flows or committed financing to fund our obligations over the next twelve months, which raises substantial doubt about our ability to continue as a going concern.

●	We have substantial debt outstanding and may incur additional debt and covenants in our Indentures could limit our ability to undertake certain types of activities and adversely affect our liquidity.

●	We may pursue acquisitions, dispositions, capital expenditures, the development, acquisition and launch of new satellites and other strategic initiatives to complement or expand our business, which may not be successful and we may lose a portion or all of our investment in these acquisitions and transactions.

●	We have made substantial investments to acquire certain wireless spectrum licenses and other related assets, and may be unable to realize a return on these assets.

●	We will need additional capital, which may not be available on favorable terms or at all, to fund current obligations, to continue investing in our business and to finance acquisitions and other strategic transactions.

●	Our parent, EchoStar, is controlled by one principal stockholder, who is also our Chairman.

Risks Related to the Regulation of Our Business

●	Our services depend on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

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

iii

Item 1. FINANCIAL STATEMENTS

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	June 30,	December 31,
	2025	2024
Assets
Current Assets:
Cash and cash equivalents	$830,321	$476,075
Current restricted cash, cash equivalents and marketable investment securities	184,012	150,898
Marketable investment securities	61	286
Trade accounts receivable, net of allowance for credit losses of $86,137 and $71,314, respectively (Note 12)	855,604	922,001
Inventory	196,320	303,328
Prepaids and other assets	701,865	588,892
Other current assets	42,812	37,786
Total current assets	2,810,995	2,479,266

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	130,740	127,698
Property and equipment, net	6,931,426	7,229,089
Regulatory authorizations, net	30,985,297	30,840,398
Other investments, net	23,102	35,483
Operating lease assets	3,097,445	3,134,938
Intangible assets, net	56,950	63,857
Other noncurrent assets, net	308,117	283,780
Total noncurrent assets	41,533,077	41,715,243
Total assets	$44,344,072	$44,194,509

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Trade accounts payable (Note 12)	$662,474	$696,277
Deferred revenue and other	551,466	569,071
Accrued programming	1,251,114	1,339,072
Accrued interest	204,778	206,492
DISH 2021 Intercompany Loan 2026 Tranche - Interest payable in cash (Note 8)	21,850	21,850
Other accrued expenses and liabilities	1,534,159	1,641,168
Current portion of debt, finance lease and other obligations (Note 8)	1,042,012	933,481
Total current liabilities	5,267,853	5,407,411

Long-Term Obligations, Net of Current Portion:
Long-term debt, finance lease and other obligations, net of current portion (Note 8)	14,546,020	14,972,965
Intercompany Loans (Note 8)	7,433,733	5,781,811
Deferred tax liabilities, net	8,090,394	8,312,490
Operating lease liabilities	3,060,585	3,089,950
Long-term deferred revenue and other long-term liabilities	982,643	946,208
Total long-term obligations, net of current portion	34,113,375	33,103,424
Total liabilities	39,381,228	38,510,835

Commitments and Contingencies (Note 9)

Stockholder's Equity (Deficit):
Common stock, $0 par value, 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Additional paid-in capital	5,177,144	5,435,387
Accumulated other comprehensive income (loss)	(2,846)	(2,759)
Accumulated earnings (deficit)	(655,684)	(193,030)
Total DISH Network stockholder's equity (deficit)	4,518,614	5,239,598
Noncontrolling interests	444,230	444,076
Total stockholder's equity (deficit)	4,962,844	5,683,674
Total liabilities and stockholder's equity (deficit)	$44,344,072	$44,194,509

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue:		.
Service revenue	$3,270,566	$3,443,518	$6,604,525	$6,948,946
Equipment sales and other revenue	124,976	124,752	301,377	259,213
Total revenue	3,395,542	3,568,270	6,905,902	7,208,159

Costs and Expenses (exclusive of depreciation and amortization):
Cost of services	2,348,532	2,383,125	4,669,850	4,810,628
Cost of sales - equipment and other	291,491	330,820	650,408	637,354
Selling, general and administrative expenses	539,983	494,986	1,051,531	1,007,785
Depreciation and amortization	388,785	391,110	772,466	758,184
Total costs and expenses	3,568,791	3,600,041	7,144,255	7,213,951

Operating income (loss)	(173,249)	(31,771)	(238,353)	(5,792)

Other Income (Expense):
Interest income	15,397	10,514	25,198	23,167
Interest expense, net of amounts capitalized (Note 2)	(230,249)	(164,561)	(427,504)	(335,196)
Other, net (Note 4)	25,698	(64,477)	25,218	62,865
Total other income (expense)	(189,154)	(218,524)	(377,088)	(249,164)

Income (loss) before income taxes	(362,403)	(250,295)	(615,441)	(254,956)
Income tax (provision) benefit, net	89,302	38,471	152,845	32,901
Net income (loss)	(273,101)	(211,824)	(462,596)	(222,055)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	24	25	58	3,673
Net income (loss) attributable to DISH Network	$(273,125)	$(211,849)	$(462,654)	$(225,728)

Comprehensive Income (Loss):
Net income (loss)	$(273,101)	$(211,824)	$(462,596)	$(222,055)
Other comprehensive income (loss):
Foreign currency translation adjustments	(65)	(32)	(75)	(13)
Unrealized holding gains (losses) on available-for-sale debt securities	(5)	(9)	(8)	1,739
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(3)	—	(8)	(1,750)
Deferred income tax (expense) benefit, net	2	—	4	—
Total other comprehensive income (loss), net of tax	(71)	(41)	(87)	(24)
Comprehensive income (loss)	(273,172)	(211,865)	(462,683)	(222,079)
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	24	25	58	3,673
Comprehensive income (loss) attributable to DISH Network	$(273,196)	$(211,890)	$(462,741)	$(225,752)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

(In thousands)

(Unaudited)

		Accumulated
	Additional	Other	Accumulated			Redeemable
	Paid-In	Comprehensive	Earnings	Noncontrolling		Noncontrolling
	Capital	Income (Loss)	(Deficit)	Interests	Total	Interests
Balance, December 31, 2023	$4,916,120	$(2,676)	$11,876,627	$2,103	$16,792,174	$438,382
Non-cash, stock-based compensation	6,115	—	—	—	6,115	—
Other comprehensive income (loss) and other	(62)	17	—	—	(45)	—
Asset Transfer to EchoStar, including deferred taxes of $3,775,370	(3,775,370)	380	(12,003,227)	(146)	(15,778,363)	—
Sale of Assets to EchoStar, net of deferred taxes of $3,857	5,513	—	—	—	5,513	—
700 MHz Spectrum Sale to EchoStar, net of deferred taxes of $37,681	114,831	—	—	—	114,831	—
Conversion of outstanding redeemable noncontrolling interest in SNR HoldCo to noncontrolling interest	—	—	—	441,998	441,998	(441,998)
Net income (loss) attributable to noncontrolling interests	—	—	—	32	32	3,616
Net income (loss) attributable to DISH Network	—	—	(13,879)	—	(13,879)	—
Balance, March 31, 2024	$1,267,147	$(2,279)	$(140,479)	$443,987	$1,568,376	$—
Non-cash, stock-based compensation	6,923	—	—	—	6,923	—
Other comprehensive income (loss)	—	(41)	—	—	(41)	—
Orbital II Transfer from EchoStar	140,510	—	—	—	140,510	—
Net income (loss) attributable to noncontrolling interests	—	—	—	25	25	—
Net income (loss) attributable to DISH Network	—	—	(211,849)	—	(211,849)	—
Balance, June 30, 2024	$1,414,580	$(2,320)	$(352,328)	$444,012	$1,503,944	$—

		Accumulated
	Additional	Other	Accumulated
	Paid-In	Comprehensive	Earnings	Noncontrolling
	Capital	Income (Loss)	(Deficit)	Interests	Total
Balance, December 31, 2024	$5,435,387	$(2,759)	$(193,030)	$444,076	$5,683,674
Non-cash, stock-based compensation	4,648	—	—	—	4,648
Other comprehensive income (loss) and other	(691)	(16)	—	—	(707)
Wireless Spectrum License Exchange, net of deferred taxes of $50,456	(267,561)	—	—	96	(267,465)
Net income (loss) attributable to noncontrolling interests	—	—	—	34	34
Net income (loss) attributable to DISH Network	—	—	(189,529)	—	(189,529)
Balance, March 31, 2025	$5,171,783	$(2,775)	$(382,559)	$444,206	$5,230,655
Non-cash, stock-based compensation	5,361	—	—	—	5,361
Other comprehensive income (loss)	—	(71)	—	—	(71)
Net income (loss) attributable to noncontrolling interests	—	—	—	24	24
Net income (loss) attributable to DISH Network	—	—	(273,125)	—	(273,125)
Balance, June 30, 2025	$5,177,144	$(2,846)	$(655,684)	$444,230	$4,962,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2025	2024
Cash Flows From Operating Activities:
Net income (loss)	$(462,596)	$(222,055)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	772,466	758,184
Realized and unrealized losses (gains) on investments, impairments and other	(25,493)	914
Realized losses (gains) on Sale of Assets to EchoStar	—	(128,788)
Non-cash, stock-based compensation	10,009	13,038
Deferred tax expense (benefit)	(171,635)	(45,666)
Changes in allowance for credit losses	14,823	29,544
Change in long-term deferred revenue and other long-term liabilities	110,827	74,388
Other, net	7,678	93,306
Changes in operating assets and operating liabilities, net	(175,564)	130,846
Net cash flows from operating activities	80,515	703,711

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(54,517)	(10,730)
Sales and maturities of marketable investment securities	26,894	31,618
Purchases of property and equipment (Note 6)	(476,379)	(692,352)
Capitalized interest related to regulatory authorizations (Note 2)	(450,924)	(398,824)
Purchases of regulatory authorizations, including deposits	—	(1,104)
Sale of Assets to EchoStar (Note 12)	—	245,800
700 MHz Spectrum Sale to EchoStar (Note 12)	—	1,024,857
Sale of Fiber business	47,207	—
Other, net	1,824	(37,733)
Net cash flows from investing activities	(905,895)	161,532

Cash Flows From Financing Activities:
Repayment of long-term debt, finance lease and other obligations	(36,301)	(49,652)
Redemption and repurchases of term loans, convertible and senior notes	(333,333)	(951,170)
Proceeds from EchoStar 2024 Intercompany Loan (Note 8)	1,556,895	—
Other, net	28	(61)
Net cash flows from financing activities	1,187,289	(1,000,883)

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	361,909	(135,640)
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 4)	730,789	462,748
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 4)	$1,092,698	$327,108

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

Recent Developments

EchoStar received a letter from the Federal Communications Commission (the “FCC”) on May 9, 2025, indicating that the FCC was beginning a review of EchoStar’s and our compliance with certain obligations to provide 5G broadband service and raising certain questions regarding the September 2024 build-out extension granted by the FCC and mobile-satellite service (“MSS”) utilization in the 2 GHz band (the “Letter”). We collectively responded to the FCC’s subsequent public notices with filings on May 27, 2025 and June 6, 2025. On June 11, 2025, our Chairman met with the FCC; during this meeting we explained that any reconsideration of the September 2024 grant of our construction deadline extensions, any after-the-fact change to the criteria upon which our build-out is judged, or any decision to upend the 2 GHz band’s sharing rules would threaten the viability of our current operations and future plans. While no resolution has been achieved yet, and it is possible that no such resolution will ultimately be achieved, we continue to explore an acceptable resolution of the FCC’s stated concerns in a manner that minimizes disruption to our businesses and lifts the regulatory uncertainty created by the inquiries. The FCC review has introduced the possibility of reversing prior FCC grants of authority to us and EchoStar. This uncertainty over our spectrum rights has effectively frozen our ability to make decisions regarding our 5G network build-out, has materially adversely impacted our ability to implement and adjust our overall business plan and has required us to re-evaluate the deployment of our resources. In light of the continued uncertainty related to the FCC inquiries, we elected not to make interest payments on a certain portion of our long-term senior notes on their respective scheduled due dates. We subsequently made such payments, including interest on the defaulted interest, within the applicable 30-day grace periods to make such interest payments. See Note 8 for further details. We remain focused on resolving the FCC’s stated concerns. We continue to progress wide-ranging efforts to explore alternative or complementary pathways that could, if successfully implemented, resolve the FCC’s stated concerns in a manner acceptable to us.

Future Capital Requirements

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Our cash and cash equivalents and marketable investment securities totaled $830 million as of June 30, 2025 (“Cash on Hand”). As reflected in the condensed consolidated financial statements as of June 30, 2025, we have $2.0 billion of debt maturing in July 2026. In addition, the re-auction of certain AWS-3 licenses previously awarded to Northstar Wireless and SNR Wireless has been designated as Auction 113 and the FCC is required to initiate Auction 113 by June 23, 2026. We cannot predict with any degree of certainty the outcome of Auction 113, however, we may be required to make a maximum payment up to approximately $2.921 billion for the Northstar Re-Auction Payment and SNR Re-Auction Payment. See Note 9 for definitions and further details.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Because we do not currently have the necessary Cash on Hand and/or projected future cash flows or committed financing to fund our obligations for at least twelve months from the issuance of these condensed consolidated financial statements, substantial doubt exists about our ability to continue as a going concern. To address our capital needs, we are in active discussions with funding sources to raise additional capital and/or restructure our outstanding debt. We cannot provide assurances that we will be successful in obtaining such new financing and/or restructuring the existing debt obligations necessary for us to have sufficient liquidity.

In addition, our parent, EchoStar, may not be able to provide additional liquidity in the future as substantial doubt exists about their ability to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we not continue as a going concern.

Segments

We currently operate two primary business segments: (1) Pay-TV; and (2) Wireless.

Pay-TV

We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, FCC licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear and on-demand streaming over-the-top (“OTT”) Internet-based domestic, international, Latino and Freestream video programming services (“SLING TV”). As of June 30, 2025, we had 7.108 million Pay-TV subscribers in the United States, including 5.323 million DISH TV subscribers and 1.785 million SLING TV subscribers.

Wireless

Our Wireless segment provides wireless communication services (“Wireless” services) and products. We currently offer our Wireless services for 5G voice over new radio (“5G VoNR”) to over 223 million Americans and for 5G broadband service to over 269 million Americans, as well as a competitive portfolio of wireless devices. We offer nationwide Wireless services to subscribers primarily under our Boost Mobile® and Gen Mobile® brands.

We are currently operating primarily as a mobile virtual network operator (“MVNO”) as we continue to commercialize our Wireless spectrum licenses through the completion of the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G VoNR and broadband network (our “5G Network”) and grow customer traffic on our 5G Network. We are transitioning to a mobile network operator (“MNO”) as our 5G Network has become commercially available and we grow customer traffic on our 5G Network. We are currently activating Boost Mobile subscribers with compatible devices onto our 5G Network in markets where we have reached 5G VoNR. We currently offer a broad range of premium wireless devices on our 5G Network, including the Apple iPhone 15 and newer generation iPhones, as well as a wide selection of Samsung, Motorola and other premium devices. We have deployed 5G VoNR covering over 223 million Americans.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Within our MVNO operations, today we depend in part on T-Mobile and AT&T to provide us with network services under the amended Master Network Services Agreement (“MNSA”) and Network Services Agreement (the “NSA”), respectively. As of June 30, 2025, we had 7.357 million Wireless subscribers.

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

Our Wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. In September 2024, the FCC conditionally granted our requests to extend the 5G deployment deadlines for certain of our Wireless spectrum licenses based on several commitments and in a January 10, 2025 filing to the FCC, we certified to meeting the accelerated build-out (Commitments #2 and #3 of the Extension Request) and the nationwide 80% coverage obligations (Commitment #1 of the Extension Request) due by December 31, 2024. Thus, pursuant to the Extension Request, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be extended to December 14, 2026. While the FCC has not yet updated the build-out deadlines in the Universal Licensing System, the licenses remain in effect based upon the submission of our build-out certifications. In addition, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be further extended to June 14, 2028 as long as we satisfy the remaining Extension Request commitments. See Note 9 for definitions and further details. Also see Note 1 “Recent Developments” for additional information.

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

Capitalized Interest

We capitalize interest associated with the acquisition or construction of certain assets, including, among other things, our Wireless spectrum licenses, build-out costs associated with our 5G Network deployment and satellites. Capitalization of interest begins when, among other things, steps are taken to prepare the asset for its intended use and ceases when the asset is ready for its intended use or when substantially all activities related to the project are suspended.

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

Capitalized interest totaled $245 million and $230 million for the three months ended June 30, 2025 and 2024, respectively, and $513 million and $452 million for the six months ended June 30, 2025 and 2024, respectively, which reduced “Interest expense, net of amounts capitalized” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The carrying amount of the 5G Network qualifying assets remained consistent during the three and six months ended June 30, 2025 and 2024. The change in capitalized interest primarily resulted from the increase in the capitalization rate as a result of our financing transactions during the third and fourth quarters of 2024.

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

As of June 30, 2025 and December 31, 2024, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses) and current liabilities (excluding the “Current portion of debt, finance lease and other obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates.

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

Fair values for our publicly traded debt securities are based on quoted market prices, when available. The fair values of non-publicly traded debt are based on, among other things, available trade information, valuations performed by a third-party, and/or an analysis in which we evaluate market conditions, related securities, various public and private offerings, and other publicly available information. In performing this analysis, we make various assumptions regarding, among other things, credit spreads, and the impact of these factors on the value of the debt securities. The non-publicly traded debt is categorized within Level 3 of the fair value hierarchy. See Note 8 for the fair value of our debt.

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

Advertising Costs

We recognize advertising expense when incurred as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Advertising expenses totaled $183 million and $126 million for the three months ended June 30, 2025 and 2024, respectively. Advertising expenses totaled $356 million and $249 million for the six months ended June 30, 2025 and 2024, respectively.

Research and Development

Research and development costs, not incurred in connection with customer requirements, are expensed as incurred and are included as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Research and development costs totaled $6 million and $7 million for the three months ended June 30, 2025 and 2024, respectively. Research and development costs totaled $13 million and $14 million for the six months ended June 30, 2025 and 2024, respectively.

New Accounting Pronouncements

Not Yet Adopted

Income Taxes. On December 14, 2023, the FASB issued ASU 2023-9, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will enhance income tax disclosures. ASU 2023-09 requires among other items disaggregated information in a reporting entity’s rate reconciliation table, clarification on uncertain tax positions and the related financial statement impact as well as information on income taxes paid on a disaggregated basis. This standard is effective for fiscal years beginning after December 15, 2024. We plan to adopt the standard when it becomes effective for us beginning in our fiscal year 2025 annual financial statements, and the adoption of the standard will impact certain of our income tax disclosures.

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

	For the Six Months Ended
	June 30,
	2025	2024

	(In thousands)
Cash paid for interest (including capitalized interest)	$641,535	$629,947
Cash paid for interest on the DISH 2021 Intercompany Loan 2026 Tranche	131,100	64,582
Cash paid for income taxes, net of (refunds)	14,367	(26,520)
Total capitalized interest (1)	512,851	451,887
Accrued capital expenditures	109,719	142,568
Asset retirement obligation	4,885	8,959
Wireless Spectrum License Exchange, net of deferred taxes of $50,456 (2)	267,465	—
Asset Transfer to EchoStar, including deferred taxes of $3,775,370	—	15,778,363
Conversion of outstanding redeemable noncontrolling interest in SNR HoldCo to noncontrolling interest	—	441,998
Orbital II Transfer from EchoStar	—	140,510

(1)	See Note 2 for further information.
(2)	See Note 9 for further information.

Beginning in 2024, DISH Network and its domestic subsidiaries join with EchoStar in filing U.S. consolidated federal income tax returns and, in some states, combined or consolidated returns. The income taxes of domestic and foreign subsidiaries not included in the United States tax group are presented in our consolidated financial statements on a separate return basis for each tax paying entity. The federal and state income tax provisions or benefits recorded by DISH Network are generally those that would have been recorded if DISH Network and its domestic subsidiaries had filed returns as a consolidated group independent of EchoStar. Cash is due and paid to EchoStar based on amounts that would be payable based on DISH Network consolidated or combined group filings. During the three and six months ended June 30, 2025 and 2024, no payments were made to EchoStar for income taxes.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

4.Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investments

Our marketable investment securities, restricted cash and cash equivalents, and other investments consisted of the following:

	As of
	June 30,	December 31,
	2025	2024

	(In thousands)
Marketable investment securities:
Current marketable investment securities:
Strategic - available-for-sale	$51	$51
Strategic - trading/equity	10	10
Other	—	225
Total current marketable investment securities	61	286
Restricted marketable investment securities (1)	52,375	23,882
Total marketable investment securities	52,436	24,168

Restricted cash and cash equivalents (1)	262,377	254,714

Other investments, net:
Equity method investments	20,015	20,440
Other investments	3,087	15,043
Total other investments, net	23,102	35,483

Total marketable investment securities, restricted cash and cash equivalents, and other investments, net	$337,915	$314,365

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Current restricted cash, cash equivalents and marketable investment securities” and “Restricted cash, cash equivalents and marketable investment securities” on our Condensed Consolidated Balance Sheets and discussed below.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Current Marketable Investment Securities – Strategic

Our current strategic marketable investment securities portfolio includes and may include strategic and financial debt and/or equity investments in private and public companies that are highly speculative and have experienced and continue to experience volatility. As of June 30, 2025, this portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers. The fair value of certain of the debt and equity securities in this portfolio can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of June 30, 2025 and December 31, 2024, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit, surety bonds and trusts.

Current restricted cash, cash equivalents and marketable investment securities. As of June 30, 2025 and December 31, 2024, we had $184 million and $151 million, respectively, included in “Current restricted cash, cash equivalents and marketable investment securities” on our Condensed Consolidated Balance Sheets that primarily consists of funds received by our subsidiary, DISH DBS Issuer LLC (“DBS SubscriberCo”), from subscriber payments and certain other revenue, which are required to be restricted per the terms of the debt issued by DBS SubscriberCo. DBS SubscriberCo holds certain DISH TV subscribers and their related subscription and equipment agreements which collateralizes certain debt obligations.

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

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	June 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(In thousands)
Cash and cash equivalents (including restricted):
Cash	$445,874	$—	$—	$445,874	$468,799	$—	$—	$468,799
Cash equivalents	175,768	471,056	—	646,824	221,083	40,907	—	261,990
Total	$621,642	$471,056	$—	$1,092,698	$689,882	$40,907	$—	$730,789

Debt securities (including restricted):
U.S. Treasury and agency securities	$10,466	$—	$—	$10,466	$8,163	$—	$—	$8,163
Commercial paper	—	15,237	—	15,237	—	—	—	—
Corporate securities	—	26,189	—	26,189	—	15,719	—	15,719
Other	—	483	51	534	—	225	51	276
Equity securities	10	—	—	10	10	—	—	10
Total	$10,476	$41,909	$51	$52,436	$8,173	$15,944	$51	$24,168

As of June 30, 2025, restricted and non-restricted marketable investment securities included debt securities of $31 million with contractual maturities within one year and $21 million with contractual maturities extending longer than one year through and including five years. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Gains and Losses on Sales and Changes in Carrying Amounts of Investments and Other

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Other, net:	2025	2024	2025	2024

	(In thousands)
Marketable and non-marketable investment securities - realized and unrealized gains (losses) and impairments	$(11,953)	$(44)	$(11,948)	$(914)
Sale of Assets to EchoStar - realized gains (losses)	—	—	—	128,788
Equity in earnings (losses) of affiliates	107	(64,204)	(374)	(64,912)
Sale of Fiber business gains (losses)	37,441	—	37,441	—
Other	103	(229)	99	(97)
Total	$25,698	$(64,477)	$25,218	$62,865

5.Inventory

Inventory consisted of the following:

	As of
	June 30,	December 31,
	2025	2024

	(In thousands)
Finished goods	$165,439	$262,722
Work-in-process and service repairs	24,416	27,432
Consignment	4,127	10,110
Raw materials	2,338	3,064
Total inventory	$196,320	$303,328

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

6.Property and Equipment and Intangible Assets

Property and Equipment

Property and equipment consisted of the following:

	Depreciable			As of
	Life			June 30,	December 31,
	(In Years)			2025	2024

				(In thousands)
Equipment leased to customers	2	-	5	$941,313	$1,005,750
Satellites	9	-	15	1,718,865	1,718,865
Furniture, fixtures, equipment and other	2	-	12	783,119	801,650
5G Network equipment (1)	3	-	15	5,672,959	5,382,706
Software and computer equipment	2	-	8	1,980,215	1,816,749
Buildings and improvements	5	-	40	335,995	334,213
Land		-		12,041	12,041
Construction in progress		-		1,498,158	1,544,726
Total property and equipment				12,942,665	12,616,700
Accumulated depreciation				(6,011,239)	(5,387,611)
Property and equipment, net (2)				$6,931,426	$7,229,089

(1)	Includes 5G Network assets acquired under finance lease agreements.
(2)	As of June 30, 2025 and December 31, 2024, there were no refunds and other receipts of purchases of property and equipment.

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(In thousands)
Equipment leased to customers	$27,217	$34,707	$59,942	$71,573
Satellites	25,190	32,956	52,126	65,911
Buildings, furniture, fixtures, equipment and other	15,190	16,019	26,583	21,127
5G Network equipment	216,782	179,473	424,914	346,294
Software and computer equipment	100,970	87,845	201,978	168,514
Intangible assets and other amortization expense	3,436	40,110	6,923	84,765
Total depreciation and amortization	$388,785	$391,110	$772,466	$758,184

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Activity relating to our asset retirement obligations, included in “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets, was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(In thousands)
Balance, beginning of period	$338,506	$289,059	$327,031	$278,287
Liabilities incurred	1,188	4,651	4,885	8,959
Accretion expense	8,026	6,765	15,804	13,229
Balance, end of period	$347,720	$300,475	$347,720	$300,475

The corresponding assets, net of accumulated depreciation, related to asset retirement obligations were $209 million and $216 million as of June 30, 2025 and December 31, 2024, respectively.

Satellites

Pay-TV Segment. Our Pay-TV segment currently utilizes eight satellites in geosynchronous orbit approximately 22,300 miles above the equator, seven of which we own and depreciate over their estimated useful life. We also lease one satellite from a third party, Nimiq 5, which is accounted for as an operating lease.

As of June 30, 2025, our Pay-TV segment satellite fleet consisted of the following:

		Degree	Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar X	February 2006	110	N/A
EchoStar XI	July 2008	110	N/A
EchoStar XIV	March 2010	119	N/A
EchoStar XV (1)	July 2010	119	N/A
EchoStar XVI	November 2012	61.5	N/A
EchoStar XVIII	June 2016	61.5	N/A
EchoStar XXIII	March 2017	110	N/A

Under Construction:
EchoStar XXV	2026	110	N/A
EchoStar XXVI	2028	119	N/A

Leased from Other Third-Party:
Nimiq 5	September 2009	72.7	October 2029

(1)	During April 2025, the EchoStar XV satellite began the process of relocating from the 61.5 degree orbital location to the 119 degree orbital location. The relocation process was completed in July 2025.

As of April 2025, we no longer lease the Anik F3 satellite.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Satellites Under Construction

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

EchoStar XXVI. On May 15, 2025, we entered into a contract with Maxar Space LLC for the construction of EchoStar XXVI, a DBS satellite that is capable of providing service to the CONUS and is intended to be used at the 119 degree orbital location. EchoStar XXVI is expected to be launched during 2028.

7.Leases

Lessee Accounting

We enter into non-cancelable operating and finance leases for, among other things, communication towers, satellites, satellite-related ground infrastructure, data centers, office space, dark fiber and transport equipment, warehouses and distribution centers, vehicles and other equipment. Substantially all of our leases have remaining lease terms from one to 13 years, with a weighted average remaining lease term of 1.3 to 9.4 years, some of which include renewal options, and some of which include options to terminate the leases within one year. For certain arrangements (generally communication towers), the lease term includes the non-cancelable period plus the renewal period that we are reasonably certain to exercise.

Through the third quarter of 2024, our Nimiq 5 satellite was accounted for as finance lease within our Pay-TV segment. However, during October 2024, we extended the Nimiq 5 lease and as a result it is currently accounted for as an operating lease. In addition, through the first quarter of 2025, our Anik F3 satellite was accounted for as an operating lease within our Pay-TV segment and as of April 2025 we no longer lease this satellite. Substantially all of our remaining leases are accounted for as operating leases.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The components of lease expense were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(In thousands)
Operating lease cost	$160,246	$150,330	$321,468	$311,124

Short-term lease cost (1)	4,956	2,934	12,151	5,862

Finance lease cost:
Amortization of right-of-use assets	7,358	13,419	14,757	27,364
Interest on lease liabilities	1,342	2,397	2,844	5,189
Total finance lease cost	8,700	15,816	17,601	32,553
Total lease costs	$173,902	$169,080	$351,220	$349,539

(1)	Leases that have terms of 12 months or less.

Supplemental cash flow information related to leases was as follows:

	For the Six Months Ended
	June 30,
	2025	2024

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$272,204	$220,891
Operating cash flows from finance leases	$2,314	$5,299
Financing cash flows from finance leases	$11,406	$29,627

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$109,394	$313,628
Finance leases	$—	$—

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Supplemental balance sheet information related to leases was as follows:

	As of
	June 30,	December 31,
	2025	2024

	(In thousands)
Operating Leases:
Operating lease assets	$3,097,445	$3,134,938

Other current liabilities	$549,878	$510,697
Operating lease liabilities	3,060,585	3,089,950
Total operating lease liabilities	$3,610,463	$3,600,647

Finance Leases:
Property and equipment, gross	$121,102	$121,102
Accumulated depreciation	(88,176)	(73,419)
Property and equipment, net	$32,926	$47,683

Other current liabilities	$34,088	$30,381
Other long-term liabilities	21,705	36,818
Total finance lease liabilities	$55,793	$67,199

Weighted Average Remaining Lease Term:
Operating leases	9.4 years	9.7 years
Finance leases	1.3 years	1.7 years

Weighted Average Discount Rate:
Operating leases	10.3%	10.3%
Finance leases	9.6%	9.3%

Maturities of lease liabilities as of June 30, 2025 were as follows:

	Maturities of Lease Liabilities
	Operating	Finance
For the Years Ending December 31,	Leases	Leases	Total

	(In thousands)
2025 (remaining six months)	$287,950	$21,672	$309,622
2026	593,302	36,588	629,890
2027	596,420	2,574	598,994
2028	557,434	—	557,434
2029	539,296	—	539,296
Thereafter	3,018,333	—	3,018,333
Total lease payments	5,592,735	60,834	5,653,569
Less: Imputed interest	(1,982,272)	(5,041)	(1,987,313)
Total	3,610,463	55,793	3,666,256
Less: Current portion	(549,878)	(34,088)	(583,966)
Long-term portion of lease obligations	$3,060,585	$21,705	$3,082,290

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

8.Debt and Finance Lease Obligations

Fair Value of our Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of June 30, 2025 and December 31, 2024:

		As of
		June 30, 2025		December 31, 2024
	Issuer	Carrying Amount	Fair Value	Carrying Amount	Fair Value

		(In thousands)
0% Convertible Notes due 2025	DISH	$138,403	$125,717	$138,403	$124,916
Term Loan due 2025 (1)	DBS SubscriberCo	166,667	166,667	500,000	500,000
7 3/4% Senior Notes due 2026	DDBS	2,000,000	1,779,660	2,000,000	1,678,640
3 3/8% Convertible Notes due 2026	DISH	45,209	37,987	45,209	38,495
5 1/4% Senior Secured Notes due 2026	DDBS	2,750,000	2,502,500	2,750,000	2,507,780
11 3/4% Senior Secured Notes due 2027	DISH	3,500,000	3,605,000	3,500,000	3,708,460
7 3/8% Senior Notes due 2028	DDBS	1,000,000	722,500	1,000,000	715,680
5 3/4% Senior Secured Notes due 2028	DDBS	2,500,000	2,175,000	2,500,000	2,143,350
5 1/8% Senior Notes due 2029	DDBS	1,500,000	987,480	1,500,000	959,610
Term Loan due 2029 (2)	DBS SubscriberCo	1,800,000	1,761,313	1,800,000	1,800,000
Mandatorily Redeemable Preferred Shares due 2029 (2)(5)	DBS SubscriberCo	200,000	193,519	200,000	200,000
DISH 2021 Intercompany Loan 2026 Tranche (3)	Intercompany	4,767,289	4,767,289	4,767,289	4,767,289
EchoStar 2024 Intercompany Loan (4)	Intercompany	2,666,444	2,625,370	1,014,522	1,014,522
Other notes payable		38,402	38,402	63,297	63,297
Subtotal		23,072,414	$21,488,404	21,778,720	$20,222,039
Unamortized deferred financing costs and other debt discounts, net		(106,442)		(157,662)
Finance lease obligations (6)		55,793		67,199
Total		23,021,765		21,688,257
Less: current portion (2)		(1,042,012)		(933,481)
Total debt, finance lease and other obligations, net of current portion		$21,979,753		$20,754,776

(1)	During the three and six months ended June 30, 2025, we redeemed approximately $166 million and $333 million, respectively, of our Term Loan due 2025. The remaining balance of approximately $167 million is paid monthly and the final payment is due September 30, 2025.
(2)	A portion of the principal balance of these instruments is classified as “Current portion of debt, finance lease and other obligations” due to payment terms upon which we will pay a portion of principal balance based on the variable cash flows for certain Pay-TV business metrics which are an estimate and could change significantly based on actual performance.
(3)	The DISH 2021 Intercompany Loan 2026 Tranche is not publicly traded and the estimated fair value of the assets associated with the underlying collateral are greater than or equal to carrying value, therefore the carrying value is deemed to be the fair value.
(4)	During the three and six months ended June 30, 2025, we borrowed an addition principal amount of $847 million and $1.557 billion, respectively, under the EchoStar 2024 Intercompany Loan. In addition, during the three and six months ended June 30, 2025, we made interest payments in kind of $59 million and $95 million, respectively.
(5)	Due to the June 30, 2029 mandatory redemption feature of this instrument, it is considered a debt instrument.
(6)	Disclosure regarding fair value of finance leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2). We estimated the fair value of our non-publicly traded debt based on, among other things, available trade information and/or valuations performed by a third-party (Level 3).

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Senior Notes and Convertible Notes

The below summaries are not complete and are qualified in entirety by reference to the full and complete text of the applicable indentures.

Existing DISH Convertible Notes

0% Convertible Notes due 2025

On December 21, 2020, we issued $2.0 billion aggregate principal amount of the Convertible Notes due December 15, 2025 in a private placement. A portion of these notes were extinguished and an aggregate principal amount of $138 million remains outstanding. These notes will not bear interest, and the principal amount of the Notes will not increase over time.

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

Subject to the terms of the related indenture, the Convertible Notes due 2025 may be converted at an initial conversion rate of 8.566 shares of EchoStar’s Class A common stock per $1,000 principal amount of the Convertible Notes due 2025 (equivalent to an initial conversion price of approximately $116.74 per share of EchoStar’s Class A common stock) (the “Initial Conversion Rate”), at any time on or after July 15, 2025 through the second scheduled trading day preceding the maturity date. Holders of the Convertible Notes due 2025 also had the right to convert the Convertible Notes due 2025 at the Initial Conversion Rate prior to July 15, 2025, but only upon the occurrence of specified events described in the related indenture. The conversion rate is subject to anti-dilution adjustments if certain events occur. Upon any conversion, EchoStar will settle its conversion obligation in cash, shares of EchoStar’s Class A common stock or a combination of cash and shares of EchoStar’s Class A common stock, at its election.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

DISH DBS Unsecured Senior Notes

7 3/4% Senior Notes due 2026

On June 13, 2016, we issued $2.0 billion aggregate principal amount of our ten-year 7 3/4% Senior Notes due July 1, 2026. Interest accrues at an annual rate of 7 3/4% and is payable semi-annually in cash, in arrears on January 1 and July 1 of each year. We elected not to make the approximately $78 million cash interest payment due on July 1, 2025 (the “7 3/4% Interest Payment”). Under the related indenture, such non-payment is a default and we had a 30-day grace period to make the 7 3/4% Interest Payment before such non-payment would have been an Event of Default, as defined in the related indenture. On July 30, 2025, we made the scheduled 7 3/4% Interest Payment originally due July 1, 2025, including interest on the defaulted interest, within the applicable 30-day grace period to make such interest payment.

7 3/8% Senior Notes due 2028

On July 1, 2020, we issued $1.0 billion aggregate principal amount of our 7 3/8% Senior Notes due July 1, 2028. Interest accrues at an annual rate of 7 3/8% and is payable semi-annually in cash, in arrears on January 1 and July 1 of each year. We elected not to make the approximately $37 million cash interest payment due on July 1, 2025 (the “7 3/8% Interest Payment”). Under the related indenture, such non-payment is a default and we had a 30-day grace period to make the 7 3/8% Interest Payment before such non-payment would have been an Event of Default, as defined in the related indenture. On July 30, 2025, we made the scheduled 7 3/8% Interest Payment originally due July 1, 2025, including interest on the defaulted interest, within the applicable 30-day grace period to make such interest payment.

5 1/8% Senior Notes due 2029

On May 24, 2021, we issued $1.5 billion aggregate principal amount of our 5 1/8% Senior Notes due June 1, 2029. Interest accrues at an annual rate of 5 1/8% and is payable semi-annually in cash, in arrears on June 1 and December 1 of each year. We elected not to make the approximately $38 million cash interest payment due on June 2, 2025 (the “5 1/8% Interest Payment”). Under the related indenture, such non-payment is a default and we had a 30-day grace period to make the 5 1/8% Interest Payment before such non-payment would have been an Event of Default, as defined in the related indenture. On June 27, 2025, we made the scheduled 5 1/8% Interest Payment originally due June 2, 2025, including interest on the defaulted interest, within the applicable 30-day grace period to make such interest payment.

DISH DBS Senior Secured Notes

5 1/4% Senior Secured Notes due 2026

On November 26, 2021, we issued $2.750 billion aggregate principal amount of our 5 1/4% Senior Secured Notes due December 1, 2026. Interest accrues at an annual rate of 5 1/4% and is payable semi-annually in cash, in arrears on June 1 and December 1 of each year. We elected not to make the approximately $72 million cash interest payment due on June 2, 2025 (the “5 1/4% Interest Payment”). Under the related indenture, such non-payment is a default and we had a 30-day grace period to make the 5 1/4% Interest Payment before such non-payment would have been an Event of Default, as defined in the related indenture. On June 27, 2025, we made the scheduled 5 1/4% Interest Payment originally due June 2, 2025, including interest on the defaulted interest, within the applicable 30-day grace period to make such interest payment.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

5 3/4% Senior Secured Notes due 2028

On November 26, 2021, we issued $2.5 billion aggregate principal amount of our 5 3/4% Senior Secured Notes due December 1, 2028. Interest accrues at an annual rate of 5 3/4% and is payable semi-annually in cash, in arrears on June 1 and December 1 of each year. We elected not to make the approximately $72 million cash interest payment due on June 2, 2025 (the “5 3/4% Interest Payment”). Under the related indenture, such non-payment is a default and we had a 30-day grace period to make the 5 3/4% Interest Payment before such non-payment would have been an Event of Default, as defined in the related indenture. On June 27, 2025, we made the scheduled 5 3/4% Interest Payment originally due June 2, 2025, including interest on the defaulted interest, within the applicable 30-day grace period to make such interest payment.

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

As of June 30, 2025, the total DISH 2021 Intercompany Loan amount outstanding plus interest paid in kind was $7.612 billion.

DISH 2021 Intercompany Loan 2028 Tranche. As of June 30, 2025, the DISH 2021 Intercompany Loan 2028 Tranche amount outstanding plus interest paid in kind was $2.844 billion. The DISH 2021 Intercompany Loan 2028 Tranche is eliminated in consolidation.

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

As of June 30, 2025, the total DISH 2021 Intercompany Loan 2026 Tranche amount outstanding plus interest paid in kind was $4.767 billion, not including “DISH 2021 Intercompany Loan 2026 Tranche - Interest payable in cash” of $22 million recorded on our Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2025, we made $131 million in interest payments for the DISH 2021 Intercompany Loan 2026 Tranche paid in cash to EchoStar Intercompany Receivable Company L.L.C., a subsidiary of our parent, EchoStar.

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

DISH Q2 2024 Intercompany Loan

In June 2024, we entered into an intercompany loan with DISH DBS (the “DISH Q2 2024 Intercompany Loan”) for an initial principal amount of $1.508 billion. The DISH Q2 2024 Intercompany Loan matures on August 13, 2028. Interest accrues and is payable monthly and interest payments are payable in kind. The interest rate with respect to the DISH Q2 2024 Intercompany Loan is at a variable rate. As of June 30, 2025, the total DISH Q2 2024 Intercompany Loan amount outstanding plus interest paid in kind was $1.631 billion. The DISH Q2 2024 Intercompany Loan is eliminated in consolidation.

DISH Q3 2024 Intercompany Loan

In September 2024, we entered into an intercompany loan with DISH DBS (the “DISH Q3 2024 Intercompany Loan”) for an initial principal amount of $481 million. The DISH Q3 2024 Intercompany Loan matures on November 13, 2028. Interest accrues and is payable monthly and interest payments are payable in kind. The interest rate with respect to the DISH Q3 2024 Intercompany Loan is at a variable rate. As of June 30, 2025, the total DISH Q3 2024 Intercompany Loan amount outstanding plus interest paid in kind was $510 million. The DISH Q3 2024 Intercompany Loan is eliminated in consolidation.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

EchoStar 2024 Intercompany Loan

In November 2024, DISH Wireless L.L.C., our subsidiary, entered into an intercompany loan with EchoStar Financing L.L.C., a subsidiary of our parent, EchoStar, for a borrowing principal amount of up to $4.500 billion (the “EchoStar 2024 Intercompany Loan”), with all borrowings at the sole discretion of our parent, EchoStar. The EchoStar 2024 Intercompany Loan matures on November 30, 2030. Interest accrues at an annual rate of 11.50% and is payable monthly. Interest payments are payable in kind. DISH Wireless L.L.C., at its option, may elect to repay the EchoStar 2024 Intercompany Loan amount outstanding prior to maturity in cash or assets at a redemption price equal to 100% of the principal amount. During the three and six months ended June 30, 2025, we borrowed an addition principal amount of $847 million and $1.557 billion, respectively. As of June 30, 2025, the total EchoStar 2024 Intercompany Loan amount outstanding plus interest paid in kind was $2.666 billion. During the three and six months ended June 30, 2025, we recorded $59 million and $95 million, respectively, of “Interest expense, net of amounts capitalized” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Wireless Spectrum Licenses

Recent Developments

Wireless Spectrum License Exchange. In accordance with Accounting Standards Codification 805-50, Business Combinations – Related Issues, for transactions among entities under common control, generally the assets transferred and/or exchanged are recorded at the net carrying value of the assets. The difference between the net carrying values of the assets transferred and/or exchanged is recorded in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets. On March 21, 2025, we exchanged interests in our wholly-owned subsidiaries which hold certain 3.45-3.55 GHz Licenses with our parent, EchoStar, for interests in their wholly-owned subsidiaries that hold the 700 MHz, LMDS, C-Band – Cheyenne (3.7-3.98 GHz), 24 GHz, 28 GHz, 37GHz, 39GHz and 47GHz Licenses (together with the 3.45-3.55 GHz Licenses, the “Exchanged Wireless Spectrum Licenses”), the (“Wireless Spectrum License Exchange.”) The difference between the net carrying values of the Exchanged Wireless Spectrum Licenses of $267 million, net of tax, was recorded in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets as of June 30, 2025.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Our Wireless spectrum licenses are subject to certain build-out requirements, as well as certain renewal requirements that are summarized in the table below:

		Build-Out Deadlines
			Final
	Carrying Amount	Interim	Accelerated License Areas	Extension License Areas	Expiration Date
	(In thousands)
Owned:
DBS Licenses (1)	$677,409
700 MHz Licenses (2)(3)	701,803		December 31, 2024 (4)	June 14, 2025 (7)	June 2033
600 MHz Licenses	6,192,575		December 31, 2024 (5)	June 14, 2025 (8)	June 2029
LMDS Licenses (1)(3)	—				September 2028
28 GHz Licenses (3)	2,883			October 2, 2029 (9)	October 2029
24 GHz Licenses (3)	11,772			December 11, 2029 (9)	December 2029
37 GHz, 39 GHz and 47 GHz Licenses (3)	202,392			June 4, 2030 (9)	June 2030
3.7-3.98 GHz Licenses (3)	2,969	July 23, 2029 (9)		July 23, 2033 (9)	July 2036
3.45–3.55 GHz Licenses (3)	6,073,432	May 4, 2026 (10)		May 4, 2030 (10)	May 2037
1695-1710 MHz, 1755-1780 MHz and 2155-2180 MHz (2)	972				March 2026
AWS-3	5,557,828		December 31, 2024 (6)	October 25, 2025 (11)	October 2025 (11)
Subtotal owned	19,424,035

Noncontrolling Investments:
SNR	4,271,459		December 31, 2024 (6)	October 2025 (11)	October 2025 (11)

Capitalized Interest (12)	7,289,803
Total Regulatory authorizations, net	$30,985,297

Leased from EchoStar (13):
AWS-4 Licenses (2)	$1,928,688		December 31, 2024 (4)	June 14, 2025 (7)	June 2033
H Block Licenses (2)	1,671,506		December 31, 2024 (4)	June 14, 2025 (14)	June 2033
MVDDS Licenses (1)	24,000				July, August, September 2034
3550-3650 MHz Licenses	912,200			March 12, 2031 (9)	March 2031
3.45–3.55 GHz Licenses (3)	1,255,661	May 4, 2026 (10)		May 4, 2030 (10)	May 2037
Total Leased from EchoStar	$5,792,055

(1)	The build-out deadlines for these licenses have been met.
(2)	The interim build-out deadlines for these licenses are in the past.
(3)	See above for further information on the Wireless Spectrum License Exchange.
(4)	In a January 10, 2025 filing to the FCC, we certified that we were offering 5G broadband service for certain of these license areas to at least 85% of the population in each Economic Area (which is a service area established by the FCC), and offering 5G broadband service for certain other licenses to at least 80% of the population in each Economic Area by this date (part of Commitments #2 and #3 of the September 2024 FCC Extension Request “Extension Request”). These licenses are set forth in Appendices A and D of the Extension Request. Under the Extension Request, if we successfully fulfill Commitments #2 and #3, the final construction deadline for the AWS-4 licenses, the AWS H Block licenses, and the Lower 700 MHz E Block licenses listed in Appendix G-1 of the Extension Request shall be extended from June 14, 2025 to December 14, 2026. While the FCC has not yet updated the build-out deadlines in the Universal Licensing System, the licenses remain in effect based upon the submission of our build-out certifications. See Note 1 “Recent Developments” for additional information.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(5)	In a January 10, 2025 filing to the FCC, we certified that we were offering 5G broadband service for certain of these license areas to at least 85% of the population in each Partial Economic Area (which is a service area established by the FCC), and offering 5G broadband service for certain other licenses to at least 80% of the population in each Partial Economic Area by this date (part of Commitments #2 and #3 of the Extension Request). These licenses are set forth in Appendices B and E of the Extension Request. Under the Extension Request, if we successfully fulfill Commitments #2 and #3, the final construction deadline for the 600 MHz licenses listed in Appendix G-2 of the Extension Request shall be extended from June 14, 2025 to December 14, 2026. While the FCC has not yet updated the build-out deadlines in the Universal Licensing System, the licenses remain in effect based upon the submission of our build-out certifications. See Note 1 “Recent Developments” for additional information.
(6)	In a January 10, 2025 filing to the FCC, we certified that we were offering reliable signal coverage for certain of these license areas and offering service for certain accelerated licenses to at least 85% of the population of each license area and for certain other accelerated licenses to at least 80% of the population of each license area by this date (part of Commitments #2 and #3 the Extension Request). These accelerated licenses are set forth in Appendices C and F of the Extension Request. Under the Extension Request, if we successfully fulfill Commitment #2 and Commitment #3, the final construction deadlines for the AWS-3 licenses listed in Appendix G-3 of the Extension Request shall be extended from June 14, 2025 to December 14, 2026. While the FCC has not yet updated the build-out deadlines in the Universal Licensing System, the licenses remain in effect based upon the submission of our build-out certifications. See Note 1 “Recent Developments” for additional information.
(7)	For the 700 MHz and AWS-4 licenses set forth in Appendix G-1 of the Extension Request, we have certified to meeting the accelerated build-out obligations described in footnotes 4, 5 and 6 herein (thus fulfilling Commitments #2 and #3 of the Extension Request), and as a result the final deadline for us to offer 5G broadband service to at least 70% of the population in each Economic Area (which is a service area established by the FCC) with respect to these licenses shall be extended to December 14, 2026. While the FCC has not yet updated the build-out deadlines in the Universal Licensing System, the licenses remain in effect based upon the submission of our build-out certifications. Under the Extension Request, the final construction deadline shall be further extended to June 14, 2028, if: by December 31, 2024, we have offered 5G broadband service to, at least, 80% of the U.S. population; and, by June 14, 2025 (a) we have offered a low-cost 5G broadband plan and device to consumers nationwide; (b) we have deployed at least 24,000 5G sites; (c) we have upgraded our deployed 5G sites to 3GPP Release 17; and (d) we have provisioned at least 75% of new subscribers with an EchoStar-certified 5G device on our MNO network if the subscriber is within the accelerated markets as set forth in Appendices A-F of the Extension Request. In a January 10, 2025 filing to the FCC, we certified that, as of December 31, 2024: (i) we were offering 5G broadband service to, at least, 80% of the U.S. population and (ii) we were offering a low-cost 5G broadband plan and device to consumers nationwide. In a March 17, 2025 filing to the FCC, we certified that we have upgraded our deployed 5G sites to 3GPP Release 17. In a May 5, 2025 filing to the FCC, we certified that we have deployed at least 24,000 5G sites. In a June 17, 2025 filing to the FCC, we certified that we have provisioned at least 75% of new subscribers with an EchoStar-certified 5G device on our MNO network if the subscriber is within the accelerated markets as set forth in Appendices A-F of the Extension Request. See Note 1 “Recent Developments” for additional information.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(8)	For the 600 MHz licenses set forth in Appendix G-2 of the Extension Request, we have certified to meeting the accelerated build-out obligations described in footnotes 4, 5 and 6 herein (thus fulfilling Commitments #2 and #3 of the Extension Request), and as a result the final deadline for us to offer 5G broadband service to at least 75% of the population in each Partial Economic Area (which is a service area established by the FCC) with respect to these licenses shall be extended to December 14, 2026. While the FCC has not yet updated the build-out deadlines in the Universal Licensing System, the licenses remain in effect based upon the submission of our build-out certifications. Under the Extension Request, the final construction deadline shall be further extended to June 14, 2028, if: by December 31, 2024, we have offered 5G broadband service to, at least, 80% of the U.S. population; and, by June 14, 2025 (a) we have offered a low-cost 5G broadband plan and device to consumers nationwide; (b) we have deployed at least 24,000 5G sites; (c) we have upgraded our deployed 5G sites to 3GPP Release 17; and (d) we have provisioned at least 75% of new subscribers with an EchoStar-certified 5G device on our MNO network if the subscriber is within the accelerated markets as set forth in Appendices A-F of the Extension Request. In a January 10, 2025 filing to the FCC, we certified that, as of December 31, 2024: (i) we were offering 5G broadband service to, at least, 80% of the U.S. population and (ii) we were offering a low-cost 5G broadband plan and device to consumers nationwide. In a March 17, 2025 filing to the FCC, we certified that we have upgraded our deployed 5G sites to 3GPP Release 17. In a May 5, 2025 filing to the FCC, we certified that we have deployed at least 24,000 5G sites. In a June 17, 2025 filing to the FCC, we certified that we have provisioned at least 75% of new subscribers with an EchoStar-certified 5G device on our MNO network if the subscriber is within the accelerated markets as set forth in Appendices A-F of the Extension Request. See Note 1 “Recent Developments” for additional information.
(9)	There are a variety of build-out options and associated build-out metrics associated with these licenses.
(10)	There are a variety of build-out options and associated build-out metrics associated with these licenses. If the interim build-out requirement is not met, the final build-out requirement may be accelerated by one year from May 2030 to May 2029.
(11)	For the AWS-3 licenses set forth in Appendix G-3 of the Extension Request, we have certified to meeting the accelerated build-out obligations described in footnotes 4, 5 and 6 herein (thus fulfilling Commitments #2 and #3 of the Extension Request), and as a result the final deadline for us to offer reliable signal coverage to at least 75% of the population in each license area with respect to these licenses shall be extended to December 14, 2026. While the FCC has not yet updated the build-out deadlines in the Universal Licensing System, the licenses remain in effect based upon the submission of our build-out certifications. Under the Extension Request, the final construction deadline shall be further extended to June 14, 2028, if: by December 31, 2024, we have offered reliable signal coverage to, at least, 80% of the U.S. population; and, by June 14, 2025 (a) we have offered a low-cost 5G broadband plan and device to consumers nationwide; (b) we have deployed at least 24,000 5G sites; (c) we have upgraded our deployed 5G sites to 3GPP Release 17; and (d) we have provisioned at least 75% of new subscribers with an EchoStar-certified 5G device on our MNO network if the subscriber is within the accelerated markets as set forth in Appendices A-F of the Extension Request. In a January 10, 2025 filing to the FCC, we certified that, as of December 31, 2024: (i) we were offering reliable signal coverage to, at least, 80% of the U.S. population and (ii) we were offering a low-cost 5G broadband plan and device to consumers nationwide. In a March 17, 2025 filing to the FCC, we certified that we have upgraded our deployed 5G sites to 3GPP Release 17. In a May 5, 2025 filing to the FCC, we certified that we have deployed at least 24,000 5G sites. In a June 17, 2025 filing to the FCC, we certified that we have provisioned at least 75% of new subscribers with an EchoStar-certified 5G device on our MNO network if the subscriber is within the accelerated markets as set forth in Appendices A-F of the Extension Request. See Note 1 “Recent Developments” for additional information.
(12)	See Note 2 for further information.
(13)	See Note 12 for Related Party Transactions with EchoStar.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(14)	For the H-Block licenses set forth in Appendix G-1 of the Extension Request, we have certified to meeting the accelerated build-out obligations described in footnotes 3, 4 and 10 herein (thus fulfilling Commitments #2 and #3 of the Extension Request), and as a result the final deadline for us to offer 5G broadband service to at least 75% of the population in each Economic Area (which is a service area established by the FCC) with respect to these licenses shall be extended to December 14, 2026. While the FCC has not yet updated the build-out deadlines in the Universal Licensing System, the licenses remain in effect based upon the submission of our build-out certifications. Under the Extension Request, the final construction deadline shall be further extended to June 14, 2028, if: by December 31, 2024, we have offered 5G broadband service to, at least, 80% of the U.S. population and, by June 14, 2025 (a) we have offered a low-cost 5G broadband plan and device to consumers nationwide; (b) we have deployed at least 24,000 5G sites; (c) we have upgraded our deployed 5G sites to 3GPP Release 17; and (d) we have provisioned at least 75% of new subscribers with an EchoStar-certified 5G device on our MNO network if the subscriber is within the accelerated markets as set forth in Appendices A-F of the Extension Request. In a January 10, 2025 filing to the FCC, we certified that, as of December 31, 2024: (i) we were offering 5G broadband service to, at least, 80% of the U.S. population and (ii) we were offering a low-cost 5G broadband plan and device to consumers nationwide. In a March 17, 2025 filing to the FCC, we certified that we have upgraded our deployed 5G sites to 3GPP Release 17. In a May 5, 2025 filing to the FCC, we certified that we have deployed at least 24,000 5G sites. In a June 17, 2025 filing to the FCC, we certified that we have provisioned at least 75% of new subscribers with an EchoStar-certified 5G device on our MNO network if the subscriber is within the accelerated markets as set forth in Appendices A-F of the Extension Request. See Note 1 “Recent Developments” for additional information.

Commercialization of Our Wireless Spectrum Licenses and Related Assets. We currently offer our Wireless services for 5G VoNR to over 223 million Americans and 5G broadband service covering over 269 million Americans. We currently expect capital expenditures, excluding capitalized interest, for our 5G Network to be approximately $10 billion, including amounts incurred to date since 2021. See Note 2 for further information.

In September 2024, the FCC conditionally granted our requests to extend the 5G deployment deadlines for certain of our Wireless spectrum licenses based on several commitments and in a January 10, 2025 filing to the FCC, we certified to meeting the accelerated build-out (Commitments #2 and #3 of the Extension Request) and the nationwide 80% coverage obligations (Commitment #1 of the Extension Request) due by December 31, 2024, as defined and detailed in the footnotes to the table above. Thus, pursuant to the Extension Request, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be extended to December 14, 2026. While the FCC has not yet updated the build-out deadlines in the Universal Licensing System, the licenses remain in effect based upon the submission of our build-out certifications. In addition, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be further extended to June 14, 2028 as long as we satisfy the remaining Extension Request commitments, as defined and detailed in the footnotes to the table above. See Note 1 “Recent Developments” for additional information.

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

Letters Exchanged between Northstar Wireless and the FCC Wireless Bureau. As outlined in letters exchanged between Northstar Wireless and the Wireless Telecommunications Bureau of the FCC (the “FCC Wireless Bureau”), Northstar Wireless paid the gross winning bid amounts for 261 AWS-3 Licenses and notified the FCC that it would not be paying the gross winning bid amounts for 84 AWS-3 Licenses. As a result of the nonpayment of those gross winning bid amounts, the FCC retained those licenses. In addition, we will be subject to a default payment with respect to the licenses for which Northstar Wireless did not pay the gross winning bids (the “Northstar Re-Auction Payment”). The Northstar Re-Auction Payment has two components. First, if the winning bids at re-auction are less than the winning bids of Northstar Wireless, we will be responsible for the difference between the two bids. The second component is an additional payment in the amount of fifteen percent (15%) of Northstar Wireless’s bid or the subsequent winning bids, whichever is less. The amount of the Northstar Re-Auction Payment will be offset by the $334 million interim payment Northstar Wireless has already made. For example, if the winning bids in a re-auction are $1, the Northstar Re-Auction Payment would be approximately $2.226 billion, which is calculated as the difference between $2.226 billion (the Northstar winning bid amounts) and $1 (the winning bids from re-auction), plus 15% of the $1 (the winning bids from re-auction), If the winning bids from re-auction or other award of the AWS-3 licenses retained by the FCC are greater than or equal to the winning bids of Northstar Wireless, the Northstar Re-Auction Payment would be approximately $334 million, calculated as fifteen percent (15%) of $2.226 billion (Northstar Wireless’s defaulted bids). In each case, the amount of the Northstar Re-Auction Payment would be offset by the $334 million interim payment Northstar already made, resulting in a maximum exposure of $1.892 billion. We cannot predict with any degree of certainty the outcome of any re-auction or the amount of any Northstar Re-Auction Payment. The re-auction of the AWS-3 licenses has been designated as Auction 113 and the FCC is required to initiate Auction 113 by June 23, 2026.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Letters Exchanged between SNR Wireless and the FCC Wireless Bureau. As outlined in letters exchanged between SNR Wireless and the FCC Wireless Bureau, SNR Wireless paid the gross winning bid amounts for 244 AWS-3 Licenses and notified the FCC that it would not be paying the gross winning bid amounts for 113 AWS-3 Licenses. As a result of the nonpayment of those gross winning bid amounts, the FCC retained those licenses. In addition, we will be subject to a default payment with respect to the licenses for which SNR Wireless did not pay the gross winning bids (the “SNR Re-Auction Payment”). The SNR Re-Auction Payment has two components. First, if the winning bids at re-auction are less than the winning bids of SNR Wireless, we will be responsible for the difference between the two bids. The second component is an additional payment in the amount of fifteen percent (15%) of SNR Wireless’s bid or the subsequent winning bids, whichever is less. The amount of the SNR Re-Auction Payment will be offset by the $182 million interim payment SNR Wireless has already made. For example, if the winning bids in a re-auction are $1, the SNR Re-Auction Payment would be approximately $1.211 billion, which is calculated as the difference between $1.211 billion (the SNR winning bid amounts) and $1 (the winning bids from re-auction), plus 15% of the $1 (the winning bids from re-auction). If the winning bids from re-auction of the AWS-3 licenses retained by the FCC are greater than or equal to the winning bids of SNR Wireless, the SNR Re-Auction Payment would be approximately $182 million, calculated as fifteen percent (15%) of $1.211 billion (SNR Wireless’s defaulted bids). In each case, the amount of the SNR Re-Auction Payment would be offset by the $182 million interim payment SNR already made, resulting in a maximum exposure of $1.029 billion. We cannot predict with any degree of certainty the outcome of any re-auction or the amount of any SNR Re-Auction Payment. The re-auction of the AWS-3 licenses has been designated as Auction 113 and the FCC is required to initiate Auction 113 by June 23, 2026.

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

In May 2023, DISH Network L.L.C. and DISH Technologies L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of all claims of the 710 patent and the 122 patent and, on December 9, 2024, the United States Patent and Trademark Office issued final written decisions invalidating 38 of the 39 challenged claims. On January 13, 2025, Digital Broadcasting Solutions filed a notice of appeal of those final written decisions, and on February 7, 2025, DISH Network L.L.C. and DISH Technologies L.L.C. cross-appealed as to the single patent claim that wasn’t invalidated. Briefing is underway. The underlying case has been stayed since May 9, 2024, pending resolution of the petitions before the United States Patent and Trademark Office and any related appeals.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

In January and February of 2023, DISH Network L.L.C. and Dish Network Service L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of all claims of the 715 patent, all claims of the 008 patent, and 25 claims of the 576 patent, which includes all of its asserted claims. In August and September 2023, the Patent Office denied institution on the petitions challenging the 715 patent and the 576 patent. In September 2023, at the parties’ joint request, the Patent Office dismissed the petition challenging the 008 patent, as Entropic agreed to drop its claims against DISH Network on that patent. On July 12, 2024, the United States Patent and Trademark Office granted a request for reexamination of the 715 patent, but on May 20, 2025, it affirmed the patent’s validity.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

In July and August 2024, the United States Patent and Trademark Office agreed to institute proceedings on the petitions challenging the 249 patent and the 518 patent, but denied institution on the remaining petitions. On July 22, 2025, the United States Patent and Trademark Office issued final written decisions invalidating the asserted claims of the 249 patent and the 518 patent.

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

Jones 401(k) Litigation

On December 20, 2021, four former employees filed a class action complaint in the United States District Court for the District of Colorado against us, our Board of Directors at that time, and our Retirement Plan Committee at that time alleging fiduciary breaches arising from the management of our 401(k) Plan. The putative class, comprised of all participants in the Plan on or after January 20, 2016, alleges that the Plan had excessive recordkeeping and administrative expenses and that it maintained underperforming funds. On February 1, 2023, a Magistrate Judge issued a recommendation that the defendants’ motion to dismiss the complaint be granted, and on March 27, 2023, the district court judge granted the motion. As permitted by the Court’s order, the plaintiffs filed an amended complaint on April 10, 2023, which is limited to allegations regarding the alleged underperformance of the Fidelity Freedom Funds. On November 7, 2023, a Magistrate Judge issued a recommendation that the defendants’ motion to dismiss the amended complaint be denied as to the duty to prudently monitor fund performance, but be granted as to the duty of loyalty and, on November 27, 2023, the district court judge entered an order adopting the recommendation. On March 1, 2024, by stipulation, the plaintiffs dismissed their claims against the Board of Directors and the Retirement Plan Committee, leaving DISH Network as the sole defendant. On April 30, 2024, pursuant to the parties’ stipulation, the Court certified the proposed plaintiff class. Pursuant to the parties’ stipulation, the case was stayed from October 30, 2024 through May 29, 2025 to facilitate a mediation, but the parties did not reach a settlement.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

In August 2023, the Court appointed a new lead plaintiff and lead plaintiff’s counsel, and, on October 20, 2023, they filed a First Amended Complaint that abandoned the original allegations. In their First Amended Complaint, plaintiffs alleged that, during the class period, the defendants concealed problems concerning the 5G network build-out that prevented scaling and commercializing the network to obtain enterprise customers. The amended complaint added as individual defendants James S. Allen, our Senior Vice President and Chief Accounting Officer; John Swieringa, our President, Technology and Chief Operating Officer; Dave Mayo, our former Executive Vice President of Network Development; Marc Rouanne, our former Executive Vice President and Chief Network Officer; and Stephen Bye, our former Executive Vice President and Chief Commercial Officer.

After the defendants filed a motion to dismiss the First Amended Complaint, the plaintiffs filed a Second Amended Complaint, asserting the same theory, on February 23, 2024. The new complaint drops Erik Carlson, John Swieringa, Paul Orban and James Allen as individual defendants. The defendants filed a motion to dismiss the Second Amended Complaint, and on March 20, 2025, the Court granted the motion without granting plaintiffs permission to further amend. On April 18, 2025, the plaintiffs filed a notice of appeal, and briefing is underway.

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

Mobility Workx

On December 3, 2024, Mobility Workx, LLC filed a complaint in the United States District Court for the Eastern District of Texas against our wholly-owned subsidiary DISH Wireless alleging infringement of United States Patent No. 7,697,508, entitled “System, Apparatus and Methods for Proactive Allocation of Wireless Communication Resources.” Generally, it relates to hand-offs in a mobile network. On July 7, 2025, the case was dismissed under the terms of a non-material confidential settlement.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Peninsula Technologies, LLC

On April 15, 2025, Peninsula Technologies filed two lawsuits against our wholly-owned subsidiary DISH Wireless L.L.C. in the United States District Court for the Eastern District of Texas. In the first lawsuit, Peninsula Technologies alleges infringement of U.S. Patent Nos. 9,844,009 (the “009 patent”), entitled “Power Headroom Report In A Wireless Device With Carrier Aggregation”; 11,792,743 (the “743 patent”), entitled “Transmit Power Priority Based On Cell Types In Wireless Devices”; 11,824,810 (the “4,810 patent”), entitled “Restarting A Deactivation Timer Of A Secondary Cell In A Wireless Network”; and 11,917,549 (the “549 patent”), entitled “Scaling Transmission Power Of Uplink Signals Of A Wireless Device.” In the second lawsuit, Peninsula Technologies alleges infringement of U.S. Patent Nos. 11,438,810 (the “8,810 patent”), entitled “Communication Of Configuration Parameters Of Radio Resources Of An Unlicensed Cell”; 11,570,844 (the “844 patent”), entitled “Release Message In Small Data Transmission Procedure”; 11,723,109 (the “109 patent”), entitled “Downlink Data Of Small Data Transmission Procedure”; and 12,144,057 (the “057 patent”), entitled “Release Message In Small Data Transmission Procedure.” Generally, the asserted patents relate to 5G network operations. On July 16, 2025, Peninsula Technologies filed a First Amended Complaint in the second action, which dropped the 8,810 Patent.

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

On January 21, 2022, the District Court granted the motion by DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C. to have the case declared “exceptional,” and on September 20, 2022, awarded them $3.9 million in attorneys’ fees. Realtime Adaptive Streaming filed a notice of appeal to the United States Court of Appeals for the Federal Circuit from the exceptionality and fee award orders, and on August 23, 2024, that Court vacated the exceptionality finding and remanded for further consideration of the issue. On November 26, 2024, the United States Court of Appeals for the Federal Circuit denied DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C.’s petition seeking rehearing en banc. On February 5, 2025, on remand, the District Court denied the motion to declare the case exceptional. On March 6, 2025, DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C. filed a notice of appeal of that order, but dismissed the appeal on July 3, 2025. This matter is now concluded.

SafeCast Limited

On June 27, 2022, SafeCast Limited filed a complaint against us in the United States District Court for the Western District of Texas. The complaint alleges that we infringe U.S. Patent No. 9,392,302, entitled “System for providing improved facilities in time-shifted broadcasts” (the “302 patent”). On the same day, it brought complaints in the same court asserting infringement of the same patent against AT&T, Google, HBO, NBCUniversal, Paramount and Verizon. On October 24, 2022, in response to the parties’ joint motion, the Court ordered the case against us transferred to the United States District Court for the District of Colorado. On December 1, 2022, SafeCast filed an amended complaint naming our wholly-owned subsidiaries DISH Network L.L.C. and DISH Technologies L.L.C. as defendants and withdrawing the allegations as to us. The plaintiff is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein. On June 22, 2023, DISH Network L.L.C. and DISH Technologies L.L.C. filed a petition with the United States Patent and Trademark Office challenging the validity of the asserted claims of the 302 patent, and on June 26, 2024, the United States Patent and Trademark Office agreed to institute proceedings on that petition. On August 28, 2023, the Court stayed the case pending resolution of the petition. On October 3, 2024, in connection with a third-party’s petition citing different prior art, the United States Patent and Trademark Office invalidated all claims asserted against DISH Network L.L.C. and DISH Technologies L.L.C. Because SafeCast Limited did not appeal that decision, on January 27, 2025, the United States Patent and Trademark Office issued a certificate canceling, the challenged claims. As a result, DISH Network L.L.C. and DISH Technologies L.L.C. filed a motion to terminate their petition before the United States Patent and Trademark Office, which was granted on June 5, 2025. On July 28, 2025, the District Court dismissed the litigation. This matter is now concluded.

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

On June 13, 2023, the Court denied the defendants’ motions to dismiss the complaint, but on January 2, 2024, it granted reconsideration and dismissed the complaint as to DISH Wireless and Sprint, with leave to amend. The Plaintiffs filed a Third Amended Complaint on February 2, 2024. On September 20, 2024, the Court granted DISH Wireless’s and Sprint’s motion to dismiss the Third Amended Complaint, without further leave to amend , but the case is continuing against the retailers.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On March 12, 2018, the United States Patent and Trademark Office issued a final written decision on a third-party petition challenging the 268 patent, and it invalidated all of the asserted claims. TQ Delta filed notices of appeal from the final written decisions adverse to it. On May 9, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the 430 patent and the 412 patent. On July 10, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the asserted claims of the 404 patent. On July 15, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the asserted claims of the 268 patent. On November 22, 2019, the United States Court of Appeals for the Federal Circuit reversed the invalidity finding on the 243 patent and the 158 patent, and then, on March 29, 2020, denied a petition for panel rehearing as to those findings. On April 13, 2021, the Court lifted the stay, and the case is proceeding on the 243 patent and the 158 patent. On April 23 and April 26, 2021, the United States Patent and Trademark Office issued orders granting requests for ex parte reexamination of, respectively, the 243 patent and the 158 patent, but on July 27, 2023 and October 11, 2023, respectively, the United States Patent and Trademark Office confirmed the challenged claims of the 243 patent and the 158 patent. In a proposed supplemental report, TQ Delta’s damages expert contends that TQ Delta is entitled to $251 million in damages. The Court has set a trial date of November 8, 2027.

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

On that basis, on September 22, 2023, the Defendants filed a motion seeking partial summary judgment of no damages. On September 26, 2023, the Court denied the motion as premature. On March 8, 2024, the United States filed a motion to exercise its statutory prerogative to intervene in the case for the purpose of moving to dismiss it with prejudice, stating that the case is “unlikely to vindicate the United States’ interests and would needlessly expend the Government’s and this Court’s resources.” In a report and recommendation issued on April 7, 2025, a magistrate judge recommended that the government’s motion be granted. Vermont National’s objections to that recommendation have been fully briefed to the Court.

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

	(In thousands)
For the Three Months Ended June 30, 2025
Revenue
Revenue from external customers:
Service revenue	$2,446,844	$823,722	$—	$3,270,566
Equipment sales and other revenue	14,149	110,827	—	124,976
Intersegment revenue	1,256	3	(1,259)	—
Total revenue	2,462,249	934,552	(1,259)	3,395,542

Operating Expenses
Cost of services:
Programming	1,179,987	—	—	1,179,987
Connectivity services (1)	52,652	635,549	(66)	688,135
Other (2)	316,332	164,502	(424)	480,410
Total cost of services	1,548,971	800,051	(490)	2,348,532
Cost of sales - equipment and other	9,446	282,045	—	291,491
Selling, general and administrative expenses:
Subscriber acquisition costs	87,606	204,809	(616)	291,799
Selling, general and administrative expenses	152,849	95,488	(153)	248,184
Total selling, general and administrative expenses	240,455	300,297	(769)	539,983

OIBDA (3)	663,377	(447,841)	—	215,536

Depreciation and amortization	67,825	320,960	—	388,785
Total costs and expenses	1,866,697	1,703,353	(1,259)	3,568,791

Operating income (loss)	$595,552	$(768,801)	$—	(173,249)

Unallocated Amounts
Interest income				15,397
Interest expense, net of amounts capitalized				(230,249)
Other, net				25,698
Income (loss) before income taxes				$(362,403)

(1)	“Connectivity services” is the cost to deliver our services and products to customers, which includes, among other things, network, transport and data, cloud based service, satellite and transmission, and other related costs.
(2)	“Other” primarily consists of variable costs including call center, manufacturing, dealer incentive, bad debt, billing and other variable costs, as well as costs to retain our subscribers.
(3)	OIBDA is a non-GAAP measure and does not purport to be an alternative to operating income (loss) as a measure of operating performance. We believe this measure is useful to management, investors and other users of our financial information in evaluating operating profitability of our business segments on a more variable cost basis as it excludes the depreciation and amortization expenses related primarily to capital expenditures and acquisitions for those business segments, as well as in evaluating operating performance in relation to our competitors.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	Pay-TV	Wireless	Eliminations	Consolidated Total

	(In thousands)
For the Three Months Ended June 30, 2024
Revenue
Revenue from external customers:
Service revenue	$2,658,383	$785,135	$—	$3,443,518
Equipment sales and other revenue	17,786	106,966	—	124,752
Intersegment revenue	115	5	(120)	—
Total revenue	2,676,284	892,106	(120)	3,568,270

Operating Expenses
Cost of services:
Programming	1,259,042	—	—	1,259,042
Connectivity services	54,504	618,778	(5)	673,277
Other	325,137	125,649	20	450,806
Total cost of services	1,638,683	744,427	15	2,383,125
Cost of sales - equipment and other	17,837	312,983	—	330,820
Selling, general and administrative expenses:
Subscriber acquisition costs	102,635	147,308	—	249,943
Selling, general and administrative expenses	164,083	81,095	(135)	245,043
Total selling, general and administrative expenses	266,718	228,403	(135)	494,986

OIBDA	753,046	(393,707)	—	359,339

Depreciation and amortization	85,249	305,861	—	391,110
Total costs and expenses	2,008,487	1,591,674	(120)	3,600,041

Operating income (loss)	$667,797	$(699,568)	$—	(31,771)

Unallocated Amounts
Interest income				10,514
Interest expense, net of amounts capitalized				(164,561)
Other, net				(64,477)
Income (loss) before income taxes				$(250,295)

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	Pay-TV	Wireless	Eliminations	Consolidated Total

	(In thousands)
For the Six Months Ended June 30, 2025
Revenue
Revenue from external customers:
Service revenue	$4,971,196	$1,633,329	$—	$6,604,525
Equipment sales and other revenue	27,614	273,763	—	301,377
Intersegment revenue	2,166	8	(2,174)	—
Total revenue	5,000,976	1,907,100	(2,174)	6,905,902

Operating Expenses
Cost of services:
Programming	2,396,409	—	—	2,396,409
Connectivity services	106,786	1,256,750	(300)	1,363,236
Other	602,412	308,634	(841)	910,205
Total cost of services	3,105,607	1,565,384	(1,141)	4,669,850
Cost of sales - equipment and other	19,118	631,290	—	650,408
Selling, general and administrative expenses:
Subscriber acquisition costs	174,119	395,294	(647)	568,766
Selling, general and administrative expenses	308,882	174,269	(386)	482,765
Total selling, general and administrative expenses	483,001	569,563	(1,033)	1,051,531

OIBDA	1,393,250	(859,137)	—	534,113

Depreciation and amortization	144,268	628,198	—	772,466
Total costs and expenses	3,751,994	3,394,435	(2,174)	7,144,255

Operating income (loss)	$1,248,982	$(1,487,335)	$—	(238,353)

Unallocated Amounts
Interest income				25,198
Interest expense, net of amounts capitalized				(427,504)
Other, net				25,218
Income (loss) before income taxes				$(615,441)

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	Pay-TV	Wireless	Eliminations	Consolidated Total

	(In thousands)
For the Six Months Ended June 30, 2024
Revenue
Revenue from external customers:
Service revenue	$5,359,545	$1,589,401	$—	$6,948,946
Equipment sales and other revenue	43,083	216,130	—	259,213
Intersegment revenue	234	5	(239)	—
Total revenue	5,402,862	1,805,536	(239)	7,208,159

Operating Expenses
Cost of services:
Programming	2,543,872	—	—	2,543,872
Connectivity services	111,701	1,259,345	(9)	1,371,037
Other	647,555	248,115	49	895,719
Total cost of services	3,303,128	1,507,460	40	4,810,628
Cost of sales - equipment and other	34,829	602,525	—	637,354
Selling, general and administrative expenses:
Subscriber acquisition costs	223,388	289,046	(11)	512,423
Selling, general and administrative expenses	332,826	162,991	(455)	495,362
Total selling, general and administrative expenses	556,214	452,037	(466)	1,007,785

OIBDA	1,508,691	(756,486)	187	752,392

Depreciation and amortization	170,651	587,533	—	758,184
Total costs and expenses	4,064,822	3,149,555	(426)	7,213,951

Operating income (loss)	$1,338,040	$(1,344,019)	$187	(5,792)

Unallocated Amounts
Interest income				23,167
Interest expense, net of amounts capitalized				(335,196)
Other, net				62,865
Income (loss) before income taxes				$(254,956)

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The purchases of property and equipment, net of refunds, (including capitalized interest related to regulatory authorizations) by segment were as follows:

	Pay-TV	Wireless	Total

	(In thousands)
For the Three Months Ended June 30, 2025
Purchases of property and equipment, net of refunds (including capitalized interest related to regulatory authorizations)	$78,580	$496,117	$574,697

For the Three Months Ended June 30, 2024
Purchases of property and equipment, net of refunds (including capitalized interest related to regulatory authorizations)	$37,877	$544,420	$582,297

	Pay-TV	Wireless	Total

	(In thousands)
For the Six Months Ended June 30, 2025
Purchases of property and equipment, net of refunds (including capitalized interest related to regulatory authorizations)	$140,968	$786,335	$927,303

For the Six Months Ended June 30, 2024
Purchases of property and equipment, net of refunds (including capitalized interest related to regulatory authorizations)	$65,754	$1,025,422	$1,091,176

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Category:	2025	2024	2025	2024

	(In thousands)
Pay-TV subscriber and related revenue	$2,446,844	$2,658,381	$4,971,196	$5,359,560
Wireless services and related revenue	823,722	785,135	1,633,329	1,589,401
Pay-TV equipment sales and other revenue	15,405	17,903	29,780	43,302
Wireless equipment sales and other revenue	110,830	106,971	273,771	216,135
Eliminations	(1,259)	(120)	(2,174)	(239)
Total	$3,395,542	$3,568,270	$6,905,902	$7,208,159

11.Revenue Recognition

Contract Balances

Our allowance for credit losses were as follows:

	Pay-TV	Wireless	Total

	(In thousands)
Balance, December 31, 2024	$42,575	$28,739	$71,314
Current period provision for expected credit losses	37,059	13,851	50,910
Write-offs charged against allowance	(18,316)	(17,771)	(36,087)
Balance, June 30, 2025	$61,318	$24,819	$86,137

	Pay-TV	Wireless	Total

	(In thousands)
Balance, December 31, 2023	$35,320	$18,671	$53,991
Current period provision for expected credit losses	29,780	28,888	58,668
Write-offs charged against allowance	(22,713)	(6,411)	(29,124)
Balance, June 30, 2024	$42,387	$41,148	$83,535

Contract liabilities arise when we bill our customers and receive consideration in advance of providing the service. Contract liabilities are recognized as revenue when the service has been provided to the customer. Contract liabilities are recorded in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets.

The following table summarizes our contract liability balances:

	As of
	June 30,	December 31,
	2025	2024

	(In thousands)
Contract liabilities	$540,598	$566,118

Our beginning of period contract liability recorded as customer contract revenue during 2025 was $542 million.

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

Contract Acquisition Costs

The following table presents the activity in our contract acquisition costs, net:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(In thousands)
Balance, beginning of period	$224,877	$258,097	$230,922	$287,276
Additions	60,238	57,201	108,471	109,476
Amortization expense	(56,905)	(72,425)	(111,183)	(153,879)
Balance, end of period	$228,210	$242,873	$228,210	$242,873

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

“Trade accounts payable”

As of June 30, 2025 and December 31, 2024, trade accounts payable to EchoStar was $8 million and $53 million, respectively. These amounts are recorded in “Trade accounts payable” on our Condensed Consolidated Balance Sheets.

“Service revenue”

During the three months ended June 30, 2025 and 2024, we received $1 million and $1 million, respectively, for services provided to EchoStar. During the six months ended June 30, 2025 and 2024, we received $3 million and $2 million, respectively, for services provided to EchoStar. These amounts are recorded in “Service revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The primary agreements pertaining to these revenues are discussed below.

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

“Equipment sales and other revenue”

During each of the three months ended June 30, 2025 and 2024, we received $1 million for services provided to EchoStar. During the six months ended June 30, 2025 and 2024, we received $2 million and $1 million, respectively, for services provided to EchoStar. These amounts are recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The primary agreements pertaining to these revenues are discussed below.

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

Whidbey Island 5G Network Test Bed Subcontract. Effective June 2022, we entered into certain agreements pursuant to which we provide EchoStar access and use of a lab, technical support and integration, and testing support for the 5G network test bed. In addition, EchoStar leases certain wireless spectrum and receives construction and related services. EchoStar may terminate this agreement at any time by providing written notice to us.

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

“Cost of services”

During each of the three months ended June 30, 2025 and 2024, we incurred $1 million of costs for services provided to us by EchoStar. During each of the six months ended June 30, 2025 and 2024, we incurred $2 million of costs for services provided to us by EchoStar. These amounts are recorded in “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The primary agreements pertaining to these expenses are discussed below.

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

“Selling, general and administrative expenses”

During the three months ended June 30, 2025 and 2024, we incurred $11 million and $6 million, respectively, for selling, general and administrative expenses for services provided to us by EchoStar. During the six months ended June 30, 2025 and 2024, we incurred $16 million and $11 million, respectively, for selling, general and administrative expenses for services provided to us by EchoStar. These amounts are recorded in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The primary agreements pertaining to these expenses are discussed below.

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

In light of the Tax Sharing Agreement, among other things, and in connection with our consolidated federal income tax returns for certain tax years prior to and for the year of the Spin-off, during 2013, we and EchoStar agreed upon a supplemental allocation of the tax benefits arising from certain tax items resolved in the course of the IRS’ examination of these consolidated tax returns. As a result, we agreed to pay EchoStar $82 million of the tax benefit we received or will receive. Any payment to EchoStar, including accrued interest, will be made at such time as EchoStar would have otherwise been able to realize such tax benefit. As of June 30, 2025, we have paid $13 million of the tax benefit received, leaving $69 million remaining to be paid.

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

Hughes Broadband Master Services Agreement.  In March 2017, we and EchoStar entered into the Master Services Agreement (“MSA”) pursuant to which we, among other things: (i) have the right, but not the obligation, to market, promote and solicit orders for the EchoStar satellite Internet service and related equipment; and (ii) install service equipment with respect to activations we generate. Payments from EchoStar for services provided are recorded in “Service revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). For the three months ended June 30, 2025 and 2024, these payments were $1 million and less than $1 million, respectively. For the six months ended June 30, 2025 and 2024, these payments were $2 million and $1 million, respectively. The MSA had an initial term that ended March 2022 with automatic renewal for successive one-year terms. Either party has the ability to terminate the MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party.  Upon expiration or termination of the MSA, EchoStar will continue to provide the satellite Internet service to subscribers and make certain payments to us pursuant to the terms and conditions of the MSA. For each of the three months ended June 30, 2025 and 2024, we purchased zero broadband equipment from EchoStar under the MSA.

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

Related Party Transactions with CONX Corp.

CONX Corp. (“CONX”) is an entity partially owned by Charles W. Ergen, our Chairman. On May 1, 2024, we entered into an agreement to lease a commercial real estate property in Littleton, Colorado, comprising the corporate headquarters of DISH Wireless, from CONX for an initial 10 year term. During the three months ended June 30, 2025 and 2024, we recorded $1 million and $1 million, respectively, for this lease in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). During the six months ended June 30, 2025 and 2024, we recorded $2 million and $1 million, respectively, for this lease in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

The table below summarizes our transactions with NagraStar:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$7,077	$8,526	$14,278	$17,127

	As of
	June 30,	December 31,
	2025	2024

	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$4,517	$5,569
Commitments to NagraStar	$1,702	$883

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

Overview

Recent Developments

EchoStar received a letter from the Federal Communications Commission (the “FCC”) on May 9, 2025, indicating that the FCC was beginning a review of EchoStar’s and our compliance with certain obligations to provide 5G broadband service and raising certain questions regarding the September 2024 build-out extension granted by the FCC and mobile-satellite service (“MSS”) utilization in the 2 GHz band (the “Letter”). We collectively responded to the FCC’s subsequent public notices with filings on May 27, 2025 and June 6, 2025. On June 11, 2025, our Chairman met with the FCC; during this meeting we explained that any reconsideration of the September 2024 grant of our construction deadline extensions, any after-the-fact change to the criteria upon which our build-out is judged, or any decision to upend the 2 GHz band’s sharing rules would threaten the viability of our current operations and future plans. While no resolution has been achieved yet, and it is possible that no such resolution will ultimately be achieved, we continue to explore an acceptable resolution of the FCC’s stated concerns in a manner that minimizes disruption to our businesses and lifts the regulatory uncertainty created by the inquiries. The FCC review has introduced the possibility of reversing prior FCC grants of authority to us and EchoStar. This uncertainty over our spectrum rights has effectively frozen our ability to make decisions regarding our 5G network build-out, has materially adversely impacted our ability to implement and adjust our overall business plan and has required us to re-evaluate the deployment of our resources. In light of the continued uncertainty related to the FCC inquiries, we elected not to make interest payments on a certain portion of our long-term senior notes on their respective scheduled due dates. We subsequently made such payments, including interest on the defaulted interest, within the applicable 30-day grace periods to make such interest payments. See Note 8 in the Notes to our Condensed Consolidated Financial Statements for further details. We remain focused on resolving the FCC’s stated concerns. We continue to progress wide-ranging efforts to explore alternative or complementary pathways that could, if successfully implemented, resolve the FCC’s stated concerns in a manner acceptable to us.

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

Our Wireless segment provides wireless communication services (“Wireless” services) and products. We currently offer our Wireless services for 5G voice over new radio (“5G VoNR”) to over 223 million Americans and for 5G broadband service to over 269 million Americans, as well as a competitive portfolio of wireless devices. We offer customers value by providing choice and flexibility in our Wireless services. We offer competitive consumer plans with no annual service contracts and device financing arrangements for certain qualified subscribers.

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

We are currently operating primarily as a mobile virtual network operator (“MVNO”) as we continue to commercialize our Wireless spectrum licenses through the completion of the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G VoNR and broadband network (our “5G Network”) and grow customer traffic on our 5G Network. We are transitioning to a mobile network operator (“MNO”) as our 5G Network has become commercially available and we grow customer traffic on our 5G Network. We are currently activating Boost Mobile subscribers with compatible devices onto our 5G Network in markets where we have reached 5G VoNR. We currently offer a broad range of premium wireless devices on our 5G Network, including the Apple iPhone 15 and newer generation iPhones, as well as a wide selection of Samsung, Motorola and other premium devices. We have deployed 5G VoNR covering over 223 million Americans. Within our MVNO operations, today we depend in part on T-Mobile and AT&T to provide us with network services under the amended Master Network Services Agreement (“MNSA”) and Network Services Agreement (the “NSA”), respectively.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

We have committed to the FCC to deploy a facilities-based 5G broadband network capable of serving increasingly larger portions of the U.S. population at different deadlines. In September 2024, the FCC conditionally granted our requests to extend the 5G deployment deadlines for certain of our Wireless spectrum licenses based on several commitments and in a January 10, 2025 filing to the FCC, we certified to meeting the accelerated build-out (Commitments #2 and #3 of the Extension Request) and the nationwide 80% coverage obligations (Commitment #1 of the Extension Request) due by December 31, 2024. Thus, pursuant to the Extension Request, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be extended to December 14, 2026. While the FCC has not yet updated the build-out deadlines in the Universal Licensing System, the licenses remain in effect based upon the submission of our build-out certifications. In addition, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be further extended to June 14, 2028 as long as we satisfy the remaining Extension Request commitments. See Note 9 in the Notes to our Condensed Consolidated Financial Statements for definitions and further details. Also see Note 1 “Recent Developments” in the Notes to our Condensed Consolidated Financial Statements for additional information.

Economic Environment

During 2024 and the first six months of 2025, we experienced inflationary pressures in our commodity and labor costs resulting from the macroeconomic environment in the United States, which has impacted our overall operating results. In addition, changes in trade policies, including, but not limited to, tariffs and other restrictions, could increase, among other things, our costs, disrupt our supply chain and negatively affect our business, operations and financial condition.

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

Finally, our future cash flow is impacted by, among other things, the rate at which we complete our 5G Network, incur litigation expense, make cash interest payments, participate in FCC wireless spectrum auctions and any cash flow from financing activities. We anticipate operating expenditures for our 5G Network to increase for 2025 as we continue to, among other things, deploy cell sites and communication towers to continue to commercialize our 5G Network. We expect our capital expenditures (excluding capitalized interest) may decrease in the near term. However, as we prepare for our next build-out requirement deadlines, we expect our capital expenditures to increase as we approach these deadlines. As a result, our historical cash flow is not necessarily indicative of our future cash flows. As of June 30, 2025, we experienced negative “Net cash flows from operating activities” less: (i) “Purchases of property and equipment” net of “Refunds and other receipts of purchases of property and equipment,” and (ii) “Capitalized interest related to regulatory authorizations.” We expect that this trend will continue in 2025 and in future periods. In addition, declines in our Pay-TV and Wireless subscriber base and any decrease in subscriber-related margins negatively impact our cash flow, and there can be no assurance that our subscriber declines for some if not all of our segments will not continue.

Future Capital Requirements

We expect to fund our future working capital, capital expenditures, other investments and debt service requirements for the next twelve months from cash generated from operations, existing restricted and unrestricted cash, cash equivalents and marketable investment securities balances, contributions or intercompany loans from our parent, EchoStar, and cash generated through raising additional capital. We do not currently have cash, cash equivalents, marketable investment securities balances and/or projected future cash flows to fully fund our 2026 debt maturities. We will need to obtain new financing and/or refinance or restructure all or a portion of such obligations prior to maturity. Furthermore, because reaching an acceptable resolution of the FCC inquiries is not assured, we must continue to evaluate the deployment of our resources. In light of this continued uncertainty, we elected not to make interest payments on a certain portion of our long-term senior notes on their respective scheduled due dates. We subsequently made such payments, including interest on the defaulted interest, within the applicable 30-day grace periods to make such interest payments.

We will need to make significant additional investments to, among other things, continue our 5G Network deployment and further commercialize, build-out and integrate our Wireless spectrum licenses and related assets. The amount of capital required to fund our future working capital, capital expenditure and other investment needs varies and we will need to raise additional capital, depending on, among other things, the rate at which we complete our 5G Network, the potential purchase of additional wireless spectrum licenses and the rate at which we acquire new subscribers and the cost of subscriber acquisition and retention.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

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

We have and expect to continue to incur expenditures related to our 5G Network deployment, including, but not limited to, capital expenditures associated with our 5G Network deployment and the potential purchase of additional wireless spectrum licenses, including any potential Northstar Re-Auction Payment and SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC. The amount of capital required will also depend on, among other things, our available liquidity, the growth of our Wireless segment and the levels of investment necessary to support potential strategic initiatives that may arise from time to time. These factors, including, but not limited to, a reduction in our available future cash flows as a result of our 5G Network deployment, will require us to raise additional capital in the future, which may not be available on favorable terms or at all.

Volatility in the financial markets has made it more difficult at times for issuers of high-yield indebtedness, such as us, to access capital markets at favorable terms or at all. These developments may have a significant effect on our cost of financing and our liquidity position.

Availability of Credit and Effect on Liquidity

The ability to raise capital has generally existed for us despite economic weakness and uncertainty. However, in light of the continued uncertainty related to the FCC inquiries, we elected not to make interest payments on a certain portion of our long-term senior notes on their respective scheduled due dates. We subsequently made such payments, including interest on the defaulted interest, within the applicable 30-day grace periods to make such interest payments. Although cured, this could negatively impact our ability to raise capital on favorable terms or at all. While modest fluctuations in the cost of capital will not likely impact our current operational plans, significant fluctuations could have a material adverse effect on our business, results of operations and financial condition.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Debt Issuances and Maturity

EchoStar 2024 Intercompany Loan

During the three and six months ended June 30, 2025, we borrowed an additional principal amount of $847 million and $1.557 billion, respectively, under the EchoStar 2024 Intercompany Loan. The EchoStar 2024 Intercompany Loan matures on November 30, 2030. Interest accrues at an annual rate of 11.50% and is payable monthly.

Term Loan Due 2025

During the three and six months ended June 30, 2025, we redeemed approximately $166 million and $333 million, respectively, of our Term Loan due 2025. The remaining balance of approximately $167 million is paid monthly and the final payment is due September 30, 2025. We expect to fund this obligation from our current restricted and unrestricted cash, cash equivalents and marketable investment securities balances on hand and/or projected future cash flows.

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

Other, net. The main components of “Other, net” are gains and losses realized on the sale and/or conversion of marketable and non-marketable investment securities and derivative instruments, impairment of marketable and non-marketable investment securities, unrealized gains and losses from changes in fair value of certain marketable and non-marketable investment securities and derivative instruments, the sale of businesses or business assets gains and losses, foreign currency transaction gains and losses, debt extinguishment gains and losses, and equity in earnings and losses of our affiliates.

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

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Segments

Business Segments

We currently operate two primary business segments: (1) Pay-TV and (2) Wireless. Revenue and operating income (loss) by segment are shown in the table below:

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024.

	For the Three Months Ended
	June 30,		Variance
	2025	2024	Amount	%

	(In thousands)
Revenue:
Pay-TV	$2,462,249	$2,676,284	$(214,035)	(8.0)
Wireless	934,552	892,106	42,446	4.8
Eliminations	(1,259)	(120)	(1,139)	*
Total revenue	$3,395,542	$3,568,270	$(172,728)	(4.8)

Operating income (loss):
Pay-TV	$595,552	$667,797	$(72,245)	(10.8)
Wireless	(768,801)	(699,568)	(69,233)	(9.9)
Eliminations	—	—	—	*
Total operating income (loss)	$(173,249)	$(31,771)	$(141,478)	*

*Percentage is not meaningful

Total revenue. Our consolidated revenue totaled $3.396 billion for the three months ended June 30, 2025, a decrease of $173 million or 4.8% compared to the same period in 2024. The net decrease primarily resulted from the decrease in revenue from our Pay-TV segment, partially offset by the increase in revenue from our Wireless segment.

Total operating income (loss). Our consolidated operating loss totaled $173 million for the three months ended June 30, 2025, an increase in operating loss of $141 million compared to the same period in 2024. This change primarily resulted from an increase in operating loss from our Wireless segment and a decrease in operating income from our Pay-TV segment.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024.

	For the Six Months Ended
	June 30,		Variance
	2025	2024	Amount	%

	(In thousands)
Revenue:
Pay-TV	$5,000,976	$5,402,862	$(401,886)	(7.4)
Wireless	1,907,100	1,805,536	101,564	5.6
Eliminations	(2,174)	(239)	(1,935)	*
Total revenue	$6,905,902	$7,208,159	$(302,257)	(4.2)

Operating income (loss):
Pay-TV	$1,248,982	$1,338,040	$(89,058)	(6.7)
Wireless	(1,487,335)	(1,344,019)	(143,316)	(10.7)
Eliminations	—	187	(187)	*
Total operating income (loss)	$(238,353)	$(5,792)	$(232,561)	*

*	Percentage is not meaningful

Total revenue. Our consolidated revenue totaled $6.906 billion for the six months ended June 30, 2025, a decrease of $302 million or 4.2% compared to the same period in 2024. The net decrease primarily resulted from the decrease in revenue from our Pay-TV segment, partially offset by the increase in revenue from our Wireless segment.

Total operating income (loss). Our consolidated operating loss totaled $238 million for the six months ended June 30, 2025, an increase in operating loss of $233 million compared to the same period in 2024. This change primarily resulted from an increase in operating loss from our Wireless segment and a decrease in operating income from our Pay-TV segment.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Pay-TV Segment

We offer Pay-TV services under the DISH brand and the SLING brand. As of June 30, 2025, we had 7.108 million Pay-TV subscribers in the United States, including 5.323 million DISH TV subscribers and 1.785 million SLING TV subscribers.

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

Our Pay-TV services also face increased competition from programmers and other companies who distribute video directly to consumers over the Internet, as well as traditional satellite television providers, cable companies and large telecommunications companies that are rapidly increasing their Internet-based video offerings and direct-to-consumer exclusive and non-exclusive content. We also face competition from providers of video content, many of which are providers of programming content to us, that distribute content over the Internet including services with live-linear television programming, as well as single programmer offerings and offerings of large libraries of on-demand content, including in certain cases original content. These product offerings include, but are not limited to: Netflix, Hulu, Apple+, Prime Video, YouTube TV, Disney+, ESPN+, Paramount+, HBO Max, STARZ, Peacock, Fubo, Philo and Tubi and certain bundles of these offerings.

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

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Pay-TV Segment

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024.

	For the Three Months Ended
	June 30,		Variance
Statements of Operations Data	2025	2024	Amount	%

	(In thousands)
Revenue:
Service revenue	$2,446,844	$2,658,381	$(211,537)	(8.0)
Equipment sales and other revenue	15,405	17,903	(2,498)	(14.0)
Total revenue	2,462,249	2,676,284	(214,035)	(8.0)

Costs and expenses:
Cost of services	1,548,971	1,638,683	(89,712)	(5.5)
% of Service revenue	63.3%	61.6%
Cost of sales - equipment and other	9,446	17,837	(8,391)	(47.0)
Selling, general and administrative expenses	240,455	266,718	(26,263)	(9.8)
% of Total revenue	9.8%	10.0%
Depreciation and amortization	67,825	85,249	(17,424)	(20.4)
Total costs and expenses	1,866,697	2,008,487	(141,790)	(7.1)

Operating income (loss)	$595,552	$667,797	$(72,245)	(10.8)

Other data:
Pay-TV subscribers, as of period end (in millions)**	7.108	8.074	(0.966)	(12.0)
DISH TV subscribers, as of period end (in millions)	5.323	6.076	(0.753)	(12.4)
SLING TV subscribers, as of period end (in millions)	1.785	1.998	(0.213)	(10.7)
Pay-TV subscriber additions (losses), net (in millions)	(0.261)	(0.104)	(0.157)	*
DISH TV subscriber additions (losses), net (in millions)	(0.152)	(0.182)	0.030	16.5
SLING TV subscriber additions (losses), net (in millions)	(0.109)	0.078	(0.187)	*
Pay-TV ARPU	$111.74	$108.42	$3.32	3.1
DISH TV subscriber additions, gross (in millions)	0.057	0.076	(0.019)	(25.0)
DISH TV churn rate	1.29%	1.39%	(0.10)%	(7.2)
DISH TV SAC	$1,150	$938	$212	22.6
Purchases of property and equipment, net of refunds	$78,580	$37,877	$40,703	*
OIBDA	$663,377	$753,046	$(89,669)	(11.9)
*	Percentage is not meaningful.
**

During the second quarter of 2025, we removed approximately 28,000 subscribers from our period end DISH TV subscriber count representing DISH TV subscribers sold during the three months ended June 30, 2025 as part of the sale of our Fiber business. This removal had no material impact on any other reported subscriber metrics, other than our period end DISH TV subscriber count.

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 152,000 net DISH TV subscribers during the three months ended June 30, 2025 compared to the loss of approximately 182,000 net DISH TV subscribers during the same period in 2024. This decrease in net DISH TV subscriber losses primarily resulted from a lower DISH TV churn rate, partially offset by lower gross new DISH TV subscriber activations.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

SLING TV subscribers. We lost approximately 109,000 net SLING TV subscribers during the three months ended June 30, 2025 compared to the addition of approximately 78,000 net SLING TV subscribers during the same period in 2024. The change in net SLING TV subscribers was primarily related to lower SLING TV subscriber activations due to our emphasis on acquiring higher quality subscribers. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers, many of which are providers of our content and offer football and other seasonal sports programming direct to subscribers on an a la carte basis.

DISH TV subscribers, gross. During the three months ended June 30, 2025, we activated approximately 57,000 gross new DISH TV subscribers compared to approximately 76,000 gross new DISH TV subscribers during the same period in 2024, a decrease of 25.0%. This decrease in our gross new DISH TV subscriber activations was primarily related to the lack of demand and shifting consumer behavior, as well as increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers and direct-to-consumer offerings by certain of our programmers. Our gross new DISH TV subscriber activations continue to be negatively impacted by an emphasis on acquiring higher quality subscribers.

DISH TV churn rate. Our DISH TV churn rate for the three months ended June 30, 2025 was 1.29% compared to 1.39% for the same period in 2024. Our DISH TV churn rates for the three months ended June 30, 2025 and 2024 were positively impacted by our continued emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, cord cutting, shifting consumer behavior and increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, our ability to control piracy and other forms of fraud and the level of our retention efforts.

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

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Service revenue. “Service revenue” totaled $2.447 billion for the three months ended June 30, 2025, a decrease of $212 million or 8.0% compared to the same period in 2024. The decrease in “Service revenue” compared to the same period in 2024 was primarily related to lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU, discussed below.

Pay-TV ARPU. Pay-TV ARPU was $111.74 during the three months ended June 30, 2025 versus $108.42 during the same period in 2024. The $3.32 or 3.1% increase in Pay-TV ARPU was primarily attributable to the DISH TV and SLING TV programming price increases. The DISH TV and SLING TV programming package price increases were effective in the third and fourth quarter of 2024, respectively.

Cost of services. “Cost of services” totaled $1.549 billion during the three months ended June 30, 2025, a decrease of $90 million or 5.5% compared to the same period in 2024. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base, partially offset by higher programming costs per subscriber. Programming costs per subscriber increased during the three months ended June 30, 2025 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. “Cost of services” represented 63.3% and 61.6% of “Service revenue” during the three months ended June 30, 2025 and 2024, respectively. This increase primarily related to higher programming costs per subscriber.

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

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $240 million during the three months ended June 30, 2025, a $26 million or 9.8% decrease compared to the same period in 2024. This change was primarily driven by a decrease in subscriber acquisition costs resulting from lower marketing expenditures and lower gross new DISH TV subscriber activations, and a decrease in personnel costs.

Depreciation and amortization. “Depreciation and amortization” expense totaled $68 million during the three months ended June 30, 2025, a $17 million or 20.4% decrease compared to the same period in 2024. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers and the expiration of our Nimiq 5 finance lease in September 2024.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

DISH TV SAC.  DISH TV SAC was $1,150 during the three months ended June 30, 2025 compared to $938 during the same period in 2024, an increase of $212 or 22.6%.  This change was primarily attributable to an increase in advertising costs per subscriber, a higher percentage of new receivers compared to remanufactured receivers being activated on new subscriber accounts and higher commission costs due to our emphasis on acquiring higher quality subscribers.

During the three months ended June 30, 2025 and 2024, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $8 million and $6 million, respectively.

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

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024.

	For the Six Months Ended
	June 30,		Variance
Statements of Operations Data	2025	2024	Amount	%

	(In thousands)
Revenue:
Service revenue	$4,971,196	$5,359,560	$(388,364)	(7.2)
Equipment sales and other revenue	29,780	43,302	(13,522)	(31.2)
Total revenue	5,000,976	5,402,862	(401,886)	(7.4)

Costs and expenses:
Cost of services	3,105,607	3,303,128	(197,521)	(6.0)
% of Service revenue	62.5%	61.6%
Cost of sales - equipment and other	19,118	34,829	(15,711)	(45.1)
Selling, general and administrative expenses	483,001	556,214	(73,213)	(13.2)
% of Total revenue	9.7%	10.3%
Depreciation and amortization	144,268	170,651	(26,383)	(15.5)
Total costs and expenses	3,751,994	4,064,822	(312,828)	(7.7)

Operating income (loss)	$1,248,982	$1,338,040	$(89,058)	(6.7)

Other data:
Pay-TV subscribers, as of period end (in millions)**	7.108	8.074	(0.966)	(12.0)
DISH TV subscribers, as of period end (in millions)	5.323	6.076	(0.753)	(12.4)
SLING TV subscribers, as of period end (in millions)	1.785	1.998	(0.213)	(10.7)
Pay-TV subscriber additions (losses), net (in millions)	(0.642)	(0.452)	(0.190)	(42.0)
DISH TV subscriber additions (losses), net (in millions)	(0.335)	(0.395)	0.060	15.2
SLING TV subscriber additions (losses), net (in millions)	(0.307)	(0.057)	(0.250)	*
Pay-TV ARPU	$111.18	$107.89	$3.29	3.0
DISH TV subscriber additions, gross (in millions)	0.103	0.155	(0.052)	(33.5)
DISH TV churn rate	1.33%	1.46%	(0.13)%	(8.9)
DISH TV SAC	$1,150	$997	$153	15.3
Purchases of property and equipment, net of refunds	$140,968	$65,754	$75,214	*
OIBDA	$1,393,250	$1,508,691	$(115,441)	(7.7)

*	Percentage is not meaningful.
**

During the second quarter of 2025, we removed approximately 28,000 subscribers from our period end DISH TV subscriber count representing DISH TV subscribers sold during the six months ended June 30, 2025 as part of the sale of our Fiber business. This removal had no material impact on any other reported subscriber metrics, other than our period end DISH TV subscriber count.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 335,000 net DISH TV subscribers during the six months ended June 30, 2025 compared to the loss of approximately 395,000 net DISH TV subscribers during the same period in 2024. This decrease in net DISH TV subscriber losses primarily resulted from a lower DISH TV churn rate, partially offset by lower gross new DISH TV subscriber activations.

SLING TV subscribers. We lost approximately 307,000 net SLING TV subscribers during the six months ended June 30, 2025 compared to the loss of approximately 57,000 net SLING TV subscribers during the same period in 2024. The increase in net SLING TV subscriber losses was primarily related to lower SLING TV subscriber activations due to our emphasis on acquiring higher quality subscribers and higher SLING TV subscriber disconnects in 2025. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers, many of which are providers of our content and offer football and other seasonal sports programming direct to subscribers on an a la carte basis.

DISH TV subscribers, gross. During the six months ended June 30, 2025, we activated approximately 103,000 gross new DISH TV subscribers compared to approximately 155,000 gross new DISH TV subscribers during the same period in 2024, a decrease of 33.5%. This decrease in our gross new DISH TV subscriber activations was primarily related to lower marketing expenditures, the lack of demand and shifting consumer behavior, as well as increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers and direct-to-consumer offerings by certain of our programmers. Our gross new DISH TV subscriber activations continue to be negatively impacted by an emphasis on acquiring higher quality subscribers.

DISH TV churn rate. Our DISH TV churn rate for the six months ended June 30, 2025 was 1.33% compared to 1.46% for the same period in 2024. Our DISH TV churn rates for the six months ended June 30, 2025 and 2024 were positively impacted by our continued emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, cord cutting, shifting consumer behavior and increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, our ability to control piracy and other forms of fraud and the level of our retention efforts.

Service revenue. “Service revenue” totaled $4.971 billion for the six months ended June 30, 2025, a decrease of $388 million or 7.2% compared to the same period in 2024. The decrease in “Service revenue” compared to the same period in 2024 was primarily related to lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU, discussed below.

Pay-TV ARPU. Pay-TV ARPU was $111.18 during the six months ended June 30, 2025 versus $107.89 during the same period in 2024. The $3.29 or 3.0% increase in Pay-TV ARPU was primarily attributable to the DISH TV and SLING TV programming price increases. The DISH TV and SLING TV programming package price increases were effective in the third and fourth quarter of 2024, respectively.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Cost of services. “Cost of services” totaled $3.106 billion during the six months ended June 30, 2025, a decrease of $198 million or 6.0% compared to the same period in 2024. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base, partially offset by higher programming costs per subscriber. Programming costs per subscriber increased during the six months ended June 30, 2025 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. “Cost of services” represented 62.5% and 61.6% of “Service revenue” during the six months ended June 30, 2025 and 2024, respectively. This increase primarily related to higher programming costs per subscriber.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $483 million during the six months ended June 30, 2025, a $73 million or 13.2% decrease compared to the same period in 2024. This change was primarily driven by a decrease in subscriber acquisition costs resulting from lower marketing expenditures and lower gross new DISH TV subscriber activations and a decrease in personnel costs.

Depreciation and amortization. “Depreciation and amortization” expense totaled $144 million during the six months ended June 30, 2025, a $26 million or 15.5% decrease compared to the same period in 2024. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers and the expiration of our Nimiq 5 finance lease in September 2024.

DISH TV SAC. DISH TV SAC was $1,150 during the six months ended June 30, 2025 compared to $997 during the same period in 2024, an increase of $153 or 15.3%. This change was primarily attributable to an increase in advertising costs per subscriber, a higher percentage of new receivers compared to remanufactured receivers being activated on new subscriber accounts and higher commission costs due to our emphasis on acquiring higher quality subscribers. While our marketing expenditures decreased during the six months ended June 30, 2025 compared to the same period in 2024, our gross new DISH TV subscriber activations decreased at a higher rate, resulting in an increase in advertising costs per subscriber.

During the six months ended June 30, 2025 and 2024, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $15 million and $13 million, respectively.

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

Our Wireless segment provides Wireless communication services and products. We currently offer our Wireless services for 5G VoNR to over 223 million Americans and for 5G broadband service to over 269 million Americans, as well as a competitive portfolio of wireless devices. We offer nationwide Wireless services to subscribers primarily under our Boost Mobile and Gen Mobile brands.

We are currently operating primarily as an MVNO as we continue to commercialize and grow customer traffic on our 5G Network. We are transitioning to an MNO as our 5G Network has become commercially available and we grow customer traffic on our 5G Network. We are currently activating Boost Mobile subscribers with compatible devices onto our 5G Network in markets where we have reached 5G VoNR. We currently offer a broad range of premium wireless devices on our 5G Network, including the Apple iPhone 15 and newer generation iPhones, as well as a wide selection of Samsung, Motorola and other premium devices and accessories. We have deployed 5G VoNR covering over 223 million Americans. Within our MVNO operations, today we depend in part on T-Mobile and AT&T to provide us with network services under the MNSA and NSA, respectively. As of June 30, 2025, we had 7.357 million Wireless subscribers.

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

ACP Subscribers. Historically, a portion of our Wireless subscriber base and revenue was comprised of subscribers who received benefits under the ACP program. The FCC began taking steps to wind down the ACP program and stopped accepting new applications and enrollments on February 7, 2024. Households enrolled in the ACP program continued to receive the benefit on their service through April 2024. In May 2024, households received a partial benefit and on June 1, 2024 the ACP program funding concluded and households no longer received their benefit. Although we implemented plans to retain and/or migrate these subscribers to lower priced service plans, these subscribers began deactivating in the second and third quarters of 2024. As of December 31, 2024, we had no Wireless ACP subscribers. Generally, ACP subscribers have lower Wireless ARPU than other Wireless subscribers and as a result, any loss of ACP subscribers had a nominal impact on pre-tax net income.

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

Our Wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. In September 2024, the FCC conditionally granted our requests to extend the 5G deployment deadlines for certain of our Wireless spectrum licenses based on several commitments and in a January 10, 2025 filing to the FCC, we certified to meeting the accelerated build-out (Commitments #2 and #3 of the Extension Request) and the nationwide 80% coverage obligations (Commitment #1 of the Extension Request) due by December 31, 2024. Thus, pursuant to the Extension Request, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be extended to December 14, 2026. While the FCC has not yet updated the build-out deadlines in the Universal Licensing System, the licenses remain in effect based upon the submission of our build-out certifications. In addition, the final deployment deadlines for the licenses subject to the Extension Request (listed in Appendix G) shall be further extended to June 14, 2028 as long as we satisfy the remaining Extension Request commitments. See Note 9 in the Notes to our Condensed Consolidated Financial Statements for definitions and further details. Also see Note 1 “Recent Developments” in the Notes to our Condensed Consolidated Financial Statements for additional information.

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

Additional primary competitors to our Wireless segment include, but are not limited to, Metro PCS (owned by T-Mobile), Cricket Wireless (owned by AT&T), Visible (owned by Verizon), Tracfone Wireless (owned by Verizon), Total Wireless (owned by Verizon), Mint Mobile (owned by T-Mobile) and other MVNOs such as Consumer Cellular, Spectrum Mobile and Xfinity Mobile.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS – Wireless Segment

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024.

	For the Three Months Ended
	June 30,		Variance
Statements of Operations Data	2025	2024	Amount	%

	(In thousands)
Revenue:
Service revenue	$823,722	$785,135	$38,587	4.9
Equipment sales and other revenue	110,830	106,971	3,859	3.6
Total revenue	934,552	892,106	42,446	4.8

Costs and expenses:
Cost of services	800,051	744,427	55,624	7.5
% of Service revenue	97.1%	94.8%
Cost of sales - equipment and other	282,045	312,983	(30,938)	(9.9)
Selling, general and administrative expenses	300,297	228,403	71,894	31.5
% of Total revenue	32.1%	25.6%
Depreciation and amortization	320,960	305,861	15,099	4.9
Total costs and expenses	1,703,353	1,591,674	111,679	7.0

Operating income (loss)	$(768,801)	$(699,568)	$(69,233)	(9.9)

Other data:
Wireless subscribers, as of period end (in millions)	7.357	7.281	0.076	1.0
Wireless subscriber additions, gross (in millions)	0.634	0.606	0.028	4.6
Wireless subscriber additions (losses), net (in millions) **	0.212	(0.016)	0.228	*
Wireless ARPU	$37.40	$35.91	$1.49	4.1
Wireless churn rate	2.69%	2.93%	(0.24)%	(8.2)
Purchases of property and equipment, net of refunds	$171,475	$238,896	$(67,421)	(28.2)
OIBDA	$(447,841)	$(393,707)	$(54,134)	(13.7)

*  Percentage is not meaningful.

** Includes Government subsidized subscribers.

Wireless subscribers. We added approximately 212,000 net Wireless subscribers during the three months ended June 30, 2025 compared to the loss of approximately 16,000 net Wireless subscribers during the same period in 2024. The change in net Wireless subscribers primarily resulted from higher net Government subsidized subscribers, a lower Wireless churn rate, and higher gross new Wireless subscriber activations compared to the same period in 2024. In addition, the three months ended June 30, 2024 was negatively impacted by net losses of Government subsidized subscribers as a result of the ACP program funding concluding on June 1, 2024. See “Wireless Segment – ACP Subscribers” for further information.

Wireless subscribers, gross. During the three months ended June 30, 2025, we activated approximately 634,000 gross new Wireless subscribers compared to approximately 606,000 gross new Wireless subscribers during the same period in 2024, an increase of 4.6%. This increase in gross new Wireless subscribers primarily resulted from higher marketing expenditures, new subscriber offers and promotions and growth in digital channels. Our gross new Wireless subscribers continue to be negatively impacted by our emphasis on acquiring and retaining higher quality subscribers and increased competitive pressures, including aggressive competitor marketing, discounted service plans and deeper wireless device subsidies.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Wireless churn rate. Our Wireless churn rate for the three months ended June 30, 2025 was 2.69% compared to 2.93% for the same period in 2024. Our Wireless churn rates for the three months ended June 30, 2025 and 2024 were positively impacted by our emphasis on acquiring and retaining higher quality subscribers, partially offset by competitive pressures, including deeper wireless device subsidies.

Service revenue. “Service revenue” totaled $824 million for the three months ended June 30, 2025, an increase of $39 million or 4.9% compared to the same period in 2024. The increase in “Service revenue” compared to the same period in 2024 was primarily related to an increase in Wireless ARPU, discussed below.

Wireless ARPU. Wireless ARPU was $37.40 during the three months ended June 30, 2025 versus $35.91 during the same period in 2024. The $1.49 or 4.1% increase in Wireless ARPU was primarily attributable to, among other things, a shift in subscriber plan mix to higher priced service plans and increased sales of value added services.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $111 million for the three months ended June 30, 2025, an increase of $4 million or 3.6% compared to the same period in 2024. The increase in “Equipment sales and other revenue” compared to the same period in 2024 was primarily related to an increase in sales of wireless devices with higher revenue per unit, partially offset by a decrease in units shipped. During the three months ended June 30, 2025, we sold a higher percentage of devices that are compatible with our 5G Network and other devices that have a higher revenue per unit.

Cost of services. “Cost of services” totaled $800 million for the three months ended June 30, 2025, an increase of $56 million or 7.5% compared to the same period in 2024. The increase in “Cost of services” compared to the same period in 2024 was primarily attributable to an increase in lease expense on communication towers, transport and other related costs for our 5G Network, higher monthly dealer incentive costs due to our emphasis on acquiring higher quality, long-term subscribers and higher other variable costs, partially offset by lower network services costs per subscriber as we grow customer traffic on our 5G Network.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $282 million for the three months ended June 30, 2025, a decrease of $31 million or 9.9% compared to the same period in 2024. The decrease in “Cost of sales – equipment and other” compared to the same period in 2024 primarily resulted from a decrease in units shipped and higher vendor rebates, partially offset by an increase in sales of wireless devices with higher costs per unit. During the three months ended June 30, 2025, we sold a higher percentage of devices that are compatible with our 5G Network and other devices that have a higher cost per unit.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $300 million during the three months ended June 30, 2025, a $72 million or 31.5% increase compared to the same period in 2024. This increase was primarily driven by higher marketing expenditures and an increase in costs to support the Wireless segment.

Depreciation and amortization. “Depreciation and amortization” expense totaled $321 million during the three months ended June 30, 2025, a $15 million or 4.9% increase compared to the same period in 2024. This change was primarily driven by an increase in depreciation and amortization expense related to 5G Network assets being placed in service during 2024 and 2025. This increase was partially offset by a decrease in amortization expense from subscriber relationships related to the Boost Mobile acquisition in 2020, which became fully amortized during the second quarter of 2024.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024.

	For the Six Months Ended
	June 30,		Variance
Statements of Operations Data	2025	2024	Amount	%

	(In thousands)
Revenue:
Service revenue	$1,633,329	$1,589,401	$43,928	2.8
Equipment sales and other revenue	273,771	216,135	57,636	26.7
Total revenue	1,907,100	1,805,536	101,564	5.6

Costs and expenses:
Cost of services	1,565,384	1,507,460	57,924	3.8
% of Service revenue	95.8%	94.8%
Cost of sales - equipment and other	631,290	602,525	28,765	4.8
Selling, general and administrative expenses	569,563	452,037	117,526	26.0
% of Total revenue	29.9%	25.0%
Depreciation and amortization	628,198	587,533	40,665	6.9
Total costs and expenses	3,394,435	3,149,555	244,880	7.8

Operating income (loss)	$(1,487,335)	$(1,344,019)	$(143,316)	(10.7)

Other data:
Wireless subscribers, as of period end (in millions)	7.357	7.281	0.076	1.0
Wireless subscriber additions, gross (in millions)	1.291	1.186	0.105	8.9
Wireless subscriber additions (losses), net (in millions) **	0.362	(0.097)	0.459	*
Wireless ARPU	$37.64	$36.30	$1.34	3.7
Wireless churn rate	2.75%	2.99%	(0.24)%	(8.0)
Purchases of property and equipment, net of refunds	$335,411	$626,598	$(291,187)	(46.5)
OIBDA	$(859,137)	$(756,486)	$(102,651)	(13.6)

*	Percentage is not meaningful.
**	Includes Government subsidized subscribers.

Wireless subscribers. We added approximately 362,000 net Wireless subscribers during the six months ended June 30, 2025 compared to the loss of approximately 97,000 net Wireless subscribers during the same period in 2024. The change in net Wireless subscribers primarily resulted from higher net Government subsidized subscribers, a lower Wireless churn rate, and higher gross new Wireless subscriber activations compared to the same period in 2024. In addition, the six months ended June 30, 2024 was negatively impacted by net losses of Government subsidized subscribers as a result of the ACP program funding concluding on June 1, 2024. See “Wireless Segment – ACP Subscribers” for further information.

Wireless subscribers, gross. During the six months ended June 30, 2025, we activated approximately 1.291 million gross new Wireless subscribers compared to approximately 1.186 million gross new Wireless subscribers during the same period in 2024, an increase of 8.9%. This increase in gross new Wireless subscribers primarily resulted from higher marketing expenditures, new subscriber offers and promotions and growth in digital channels. Our gross new Wireless subscribers continue to be negatively impacted by our emphasis on acquiring and retaining higher quality subscribers and increased competitive pressures, including aggressive competitor marketing, discounted service plans and deeper wireless device subsidies.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Wireless churn rate. Our Wireless churn rate for the six months ended June 30, 2025 was 2.75% compared to 2.99% for the same period in 2024. Our Wireless churn rates for the six months ended June 30, 2025 and 2024 were positively impacted by our emphasis on acquiring and retaining higher quality subscribers, partially offset by competitive pressures, including deeper wireless device subsidies.

Service revenue. “Service revenue” totaled $1.633 billion for the six months ended June 30, 2025, an increase of $44 million or 2.8% compared to the same period in 2024. The increase in “Service revenue” compared to the same period in 2024 was primarily related to an increase in Wireless ARPU, discussed below, partially offset by a lower average Wireless subscriber base.

Wireless ARPU. Wireless ARPU was $37.64 during the six months ended June 30, 2025 versus $36.30 during the same period in 2024. The $1.34 or 3.7% increase in Wireless ARPU was primarily attributable to, among other things, a shift in subscriber plan mix to higher priced service plans and increased sales of value added services.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $274 million for the six months ended June 30, 2025, an increase of $58 million or 26.7% compared to the same period in 2024. The increase in “Equipment sales and other revenue” compared to the same period in 2024 was primarily related to an increase in sales of wireless devices with higher revenue per unit, partially offset by a decrease in units shipped. During the six months ended June 30, 2025, we sold a higher percentage of devices that are compatible with our 5G Network and other devices that have a higher revenue per unit.

Cost of services. “Cost of services” totaled $1.565 billion for the six months ended June 30, 2025, an increase of $58 million or 3.8% compared to the same period in 2024. The increase in “Cost of services” compared to the same period in 2024 was primarily attributable to an increase in lease expense on communication towers, transport and other related costs for our 5G Network, higher monthly dealer incentive costs due to our emphasis on acquiring higher quality, long-term subscribers and higher other variable costs. These increases were partially offset by a lower average Wireless subscriber base and lower network services costs per subscriber as we grow customer traffic on our 5G Network.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $631 million for the six months ended June 30, 2025, an increase of $29 million or 4.8% compared to the same period in 2024. The increase in “Cost of sales – equipment and other” compared to the same period in 2024 primarily resulted from an increase in sales of wireless devices with higher costs per unit, partially offset by a decrease in units shipped and higher vendor rebates. During the six months ended June 30, 2025, we sold a higher percentage of devices that are compatible with our 5G Network and other devices that have a higher cost per unit.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $570 million during the six months ended June 30, 2025, a $118 million or 26.0% increase compared to the same period in 2024. This increase was primarily driven by higher marketing expenditures and an increase in costs to support the Wireless segment.

Depreciation and amortization. “Depreciation and amortization” expense totaled $628 million during the six months ended June 30, 2025, a $41 million or 6.9% increase compared to the same period in 2024. This change was primarily driven by an increase in depreciation and amortization expense related to 5G Network assets being placed in service during 2024 and 2025. This increase was partially offset by a decrease in amortization expense from subscriber relationships related to the Boost Mobile acquisition in 2020, which became fully amortized during the second quarter of 2024.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

OTHER CONSOLIDATED RESULTS

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024.

	For the Three Months Ended
	June 30,		Variance
Statements of Operations Data	2025	2024	Amount	%

	(In thousands)
Operating income (loss)	$(173,249)	$(31,771)	$(141,478)	*

Other income (expense):
Interest income	15,397	10,514	4,883	46.4
Interest expense, net of amounts capitalized	(230,249)	(164,561)	(65,688)	(39.9)
Other, net	25,698	(64,477)	90,175	*
Total other income (expense)	(189,154)	(218,524)	29,370	13.4

Income (loss) before income taxes	(362,403)	(250,295)	(112,108)	(44.8)
Income tax (provision) benefit, net	89,302	38,471	50,831	*
Effective tax rate	24.6%	15.4%
Net income (loss)	(273,101)	(211,824)	(61,277)	(28.9)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	24	25	(1)	(4.0)
Net income (loss) attributable to DISH Network	$(273,125)	$(211,849)	$(61,276)	(28.9)

*  Percentage is not meaningful.

Interest income. “Interest income” totaled $15 million during the three months ended June 30, 2025, an increase of $5 million compared to the same period in 2024. This increase primarily resulted from higher average cash and marketable investment securities balances during the three months ended June 30, 2025.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $230 million during the three months ended June 30, 2025, an increase of $66 million compared to the same period in 2024. This increase primarily resulted from interest expense related to debt issuances in the third quarter of 2024 and the EchoStar 2024 Intercompany Loan, partially offset by the redemption of debt that matured in November 2024 and the extinguishment of substantially all of our convertible notes in the fourth quarter of 2024. In addition, the three months ended June 30, 2025 was positively impacted by a $15 million increase in capitalized interest compared to the same period in 2024 due to a higher capitalization rate. See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Other, net. “Other, net” income totaled $26 million during the three months ended June 30, 2025, compared to expense of $64 million during the same period in 2024. The three months ended June 30, 2025 was positively impacted by a $37 million gain on the sale of our Fiber business, partially offset by $12 million in net losses and impairments on marketable and non-marketable investment securities. The three months ended June 30, 2024 was negatively impacted by a $64 million loss in equity in earnings, including $63 million from our portion of Invidi’s goodwill impairment. See Note 4 in the Notes to our Condensed Consolidated Financial Statements for further information.

Income tax (provision) benefit, net. Our income tax benefit was $89 million during the three months ended June 30, 2025, an increase of $51 million compared to the same period in 2024. The change was primarily related to a decrease in “Income (loss) before income taxes” and the change in our effective tax rate. Our effective tax rate during the three months ended June 30, 2024 was impacted by federal and state valuation allowances.

Item 2.      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024.

	For the Six Months Ended
	June 30,		Variance
Statements of Operations Data	2025	2024	Amount	%

	(In thousands)
Operating income (loss)	$(238,353)	$(5,792)	$(232,561)	*

Other income (expense):
Interest income	25,198	23,167	2,031	8.8
Interest expense, net of amounts capitalized	(427,504)	(335,196)	(92,308)	(27.5)
Other, net	25,218	62,865	(37,647)	(59.9)
Total other income (expense)	(377,088)	(249,164)	(127,924)	(51.3)

Income (loss) before income taxes	(615,441)	(254,956)	(360,485)	*
Income tax (provision) benefit, net	152,845	32,901	119,944	*
Effective tax rate	24.8%	12.9%
Net income (loss)	(462,596)	(222,055)	(240,541)	*
Less: Net income (loss) attributable to noncontrolling interests, net of tax	58	3,673	(3,615)	(98.4)
Net income (loss) attributable to DISH Network	$(462,654)	$(225,728)	$(236,926)	*

*  Percentage is not meaningful.

Interest income. “Interest income” totaled $25 million during the six months ended June 30, 2025, an increase of $2 million compared to the same period in 2024. This increase primarily resulted from higher average cash and marketable investment securities balances, partially offset by lower percentage returns earned on our cash and marketable investment securities during the six months ended June 30, 2025.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $428 million during the six months ended June 30, 2025, an increase of $92 million compared to the same period in 2024. This increase primarily resulted from interest expense related to debt issuances in the third quarter of 2024 and the EchoStar 2024 Intercompany Loan, partially offset by the redemption of debt that matured in March and November 2024 and the extinguishment of substantially all of our convertible notes in the fourth quarter of 2024. In addition, the six months ended June 30, 2025 was positively impacted by a $61 million increase in capitalized interest compared to the same period in 2024 due to a higher capitalization rate. See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Other, net. “Other, net” income totaled $25 million during the six months ended June 30, 2025, a decrease of $38 million compared to the same period in 2024. The six months ended June 30, 2025 was positively impacted by a $37 million gain on the sale of our Fiber business, partially offset by $12 million in net losses and impairments on marketable and non-marketable investment securities. The six months ended June 30, 2024 was positively impacted by the $129 million gain on a sale of a financial asset to EchoStar, partially offset by a $65 million loss in equity in earnings, including $63 million from our portion of Invidi’s goodwill impairment. See Note 4 in the Notes to our Condensed Consolidated Financial Statements for further information.

Income tax (provision) benefit, net. Our income tax benefit was $153 million during the six months ended June 30, 2025, an increase of $120 million compared to the same period in 2024. The change was primarily related to a decrease in “Income (loss) before income taxes” and the change in our effective tax rate. Our effective tax rate during the six months ended June 30, 2024 was impacted by federal and state valuation allowances.

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

For the Three Months Ended June 30, 2025	Pay-TV	Wireless	Eliminations	Consolidated

	(In thousands)
Segment operating income (loss)	$595,552	$(768,801)	$—	$(173,249)
Depreciation and amortization	67,825	320,960	—	388,785
OIBDA	$663,377	$(447,841)	$—	$215,536

For the Three Months Ended June 30, 2024

Segment operating income (loss)	$667,797	$(699,568)	$—	$(31,771)
Depreciation and amortization	85,249	305,861	—	391,110
OIBDA	$753,046	$(393,707)	$—	$359,339

For the Six Months Ended June 30, 2025	Pay-TV	Wireless	Eliminations	Consolidated

	(In thousands)
Segment operating income (loss)	$1,248,982	$(1,487,335)	$—	$(238,353)
Depreciation and amortization	144,268	628,198	—	772,466
OIBDA	$1,393,250	$(859,137)	$—	$534,113

For the Six Months Ended June 30, 2024

Segment operating income (loss)	$1,338,040	$(1,344,019)	$187	$(5,792)
Depreciation and amortization	170,651	587,533	—	758,184
OIBDA	$1,508,691	$(756,486)	$187	$752,392

The changes in OIBDA during the three and six months ended June 30, 2025, compared to the same period in 2024, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

In response to the uncertainty created by the FCC inquiries, we and our parent, EchoStar, may take one or more significant actions in order to protect our interests in the Wireless Licenses and other assets held by us and EchoStar, which actions could negatively impact your investment.

In order to protect our interest in the Wireless Licenses and other assets held by us and EchoStar, we and EchoStar, may take one or more actions that may negatively impact the value of your investment in our securities, including, under certain circumstances, filing for relief under Chapter 11 of the United States Bankruptcy Code, if we or EchoStar determine that such an action is in the best interests of either company and its stakeholders. Such a decision could be driven by a range of strategic considerations, including, but not limited to, the uncertainty created by the FCC inquiries and effective deployment of capital.

Certain actions that we and EchoStar may take, including a potential voluntary Chapter 11 bankruptcy filing could have material adverse consequences, including, but not limited to: (i) disruption of our relationships with vendors, suppliers, employees and customers; (ii) limitations on our ability to access capital markets or otherwise obtain financing on favorable terms or at all; (iii) limitations on our ability to take advantage of business opportunities; (iv) reputational harm; and (v) significant administrative costs and diversion of management attention. Furthermore, the outcome of any of the actions that we or EchoStar may take, including a filing for relief under Chapter 11, is inherently uncertain and may result in a material reduction in the value or change in the relative priority of existing debt securities.

There can be no assurance that any protective actions we or EchoStar may take, including a restructuring or reorganization process, whether pursued in or outside of bankruptcy, would be successful or would not materially adversely affect our business, financial condition, results of operations, liquidity or the market value of our debt securities.

The FCC’s review of our and our parent EchoStar’s compliance with network build-out requirements could lead to the loss or impairment of certain of our existing spectrum licenses.

As previously disclosed, on May 9, 2025, the FCC informed EchoStar that it had begun a review of our and EchoStar’s compliance with certain of our federal obligations to provide 5G service in the United States and raising certain questions regarding our September 2024 build-out extension and mobile-satellite service utilization in the 2 GHz band. While we are currently working to address the concerns raised by the FCC in a way that is acceptable to us, there can be no assurance that such a resolution will be reached.

The FCC review has introduced the possibility of reversing prior FCC grants of authority to us and EchoStar. This uncertainty over our spectrum rights has effectively frozen our ability to make decisions regarding our 5G network build-out, has materially adversely impacted our ability to implement and adjust our overall business plan and has required us to re-evaluate the deployment of our resources. In light of the continued uncertainty related to the FCC inquiries, we elected not to make interest payments on a certain portion of our long-term senior notes on their respective scheduled due dates. We subsequently made such payments, including interest on the defaulted interest, within the applicable 30-day grace periods to make such interest payments.

If we fail to reach an acceptable resolution with the FCC, one or more of our wireless spectrum licenses could be cancelled or modified and/or our build-out requirements could be accelerated, any of which would have a material adverse effect on our business, results of operations and financial condition. During the pendency of the FCC review, our ability to make decisions with respect to our 5G network build-out and implement our business plans will continue to be materially adversely impacted, the attention of our management will continue to be diverted to this matter, and we will continue to evaluate the deployment of our resources and consider all strategic options.

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

We currently do not have the necessary cash on hand, projected future cash flows or committed financing to fund our obligations over the next twelve months, which raises substantial doubt about our ability to continue as a going concern.

As of the date of this report, we currently do not have the necessary cash on hand, projected future cash flows or committed financing to fund our anticipated working capital needs, capital expenditures, interest payments and other contractual obligations over the next twelve months. These conditions raise substantial doubt about our ability to continue as a going concern and, as a result, a ‘going concern’ disclosure appears in the Notes to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Among other things, our business and financial condition is negatively impacted by upcoming debt maturities and interest payments which may further constrain available liquidity. In addition, our cash flow from operations is negative and may continue and/or accelerate. If we are unable to improve our operating performance, raise additional capital, negotiate with debt holders or otherwise secure adequate sources of liquidity, we may be unable to achieve our business objectives and may be forced to delay, curtail or forego strategic initiatives.

The presence of a going concern uncertainty may also adversely impact the price of our securities, harm our current, future and potential relationships with suppliers, vendors, customers, employees and creditors, and may limit our ability to access additional financing on acceptable terms or at all. There can be no assurance that management’s plans to mitigate these risks will be successful on a timely basis or at all. If we are unable to secure adequate liquidity on an acceptable timeline or at all, we may not be able to continue as a going concern, which could result in a total loss of your investment. In addition, as our cash and cash equivalents balance declines, the risks described above may continue, increase or accelerate at any time and with or without notice. We cannot guarantee the timing or outcome of any resolution and any resolution we may negotiate may materially adversely impact our business, financial condition and/or operations.

Item 6.EXHIBITS

Exhibits.

31.1◻	Section 302 Certification of Chief Executive Officer.

31.2◻	Section 302 Certification of Chief Financial Officer.

32.1◻	Section 906 Certification of Chief Executive Officer.

32.2◻	Section 906 Certification of Chief Financial Officer.

99.1*

Letter to EchoStar regarding review of compliance with its federal obligations to provide 5G service throughout the United States, dated May 9, 2025 (incorporated by reference from Exhibit 99.1 to EchoStar Corporation’s Current Report on Form 8-K filed May 13, 2025).

101◻

The following materials from the Quarterly Report on Form 10-Q of DISH Network for the quarter ended June 30, 2025 filed on August 7, 2025, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Stockholder’s Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

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

Date:  August 7, 2025